Form 10-K
period 1996-02-25
BED BATH & BEYOND INC
filed 1996-05-24
CIK 886158

===========================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended February 25, 1996

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                         Commission File Number 0-20214

                             BED BATH & BEYOND INC.
             (Exact name of registrant as specified in its charter)

                NEW YORK                        11-2250488
         (State of incorporation)     (IRS Employer Identification No.)

                715 MORRIS AVENUE, SPRINGFIELD, NEW JERSEY 07081
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (201) 379-1520

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                           NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS              WHICH REGISTERED

                      None                           None


         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK (PAR VALUE $ 0.01 PER SHARE)

                                (Title of class)


                                                    PAGE 1 OF 2 PAGE COVER PAGE.

================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of May 13, 1996, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the NASDAQ National Market) was $1,349,751,476.*

Number of shares outstanding of the issuer's common stock (par value $0.01 per share) at May 13, 1996: 68,339,778.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (February 25, 1996) are incorporated by reference in Part III hereof.

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended February 25, 1996 are incorporated by reference in Part II hereof.

* For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 21,186,888 shares beneficially owned by directors and executive officers, including in the case of the Co-Chief Executive Officers, members of their immediate families, partnerships in which they are general partners, and trusts and foundations affiliated with them. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

                                                    PAGE 2 OF 2 PAGE COVER PAGE.

                                     PART I

         Unless otherwise indicated, the terms "Company" and "Bed Bath & Beyond" refer collectively to Bed Bath & Beyond Inc. and its subsidiaries. The Company's fiscal year is the 52 or 53 week period ending on the Sunday nearest February
28. Fiscal years 1995, 1994 and 1993 (all 52 week periods) ended on February 25, 1996, February 26, 1995 and February 27, 1994, respectively. Unless otherwise indicated, all references herein to periods of time (e.g., quarters and years) are to fiscal periods.

ITEM 1 - BUSINESS

INTRODUCTION

         Bed Bath & Beyond believes that it is the nation's largest operator of "superstores" selling predominantly better quality domestics merchandise and home furnishings typically found in better department stores. The term "superstore" as used herein means a store, other than a department store, that is larger in size than the typical stores in its market selling similar product categories and offers a breadth and depth of selection in most of its product categories that far exceeds what is available in such stores. The Company offers a wide assortment of merchandise at everyday low prices that are substantially below regular department store prices and generally comparable to or below department store sale prices. The Company's domestics merchandise line includes items such as bed linens, bath accessories and kitchen textiles, and the Company's home furnishings line includes items such as cookware, dinnerware, glassware and basic housewares. The Company believes that it offers a breadth and depth of selection in most of its product categories that far exceeds what is generally available in department stores or other specialty retail stores and that this enables it to offer customers the convenience of one-stop shopping for most household items (other than furniture, major appliances and carpeting).

         As of May 13, 1996, the Company operated 86 stores in 22 states:
Alabama (1), Arizona (2), California (11), Colorado (1), Connecticut (3), Florida (10), Georgia (4), Illinois (6), Indiana (2), Kansas (1), Maryland (4), Massachusetts (2), Michigan (3), Missouri (1), New Jersey (6), New York (8), Ohio (3), Oklahoma (1), Pennsylvania (2), Texas (10), Virginia (4) and Washington (1). Eighty-two of these stores use the superstore format that was pioneered by the Company in 1985. These stores are on average approximately 42,000 square feet in size and carry the Company's full line of both domestics merchandise and home furnishings. The other four stores, all established prior to 1986, are smaller stores that primarily carry domestics merchandise.

HISTORY

         The Company was founded in 1971. Leonard Feinstein and Warren Eisenberg, the Co-Chief Executive Officers and founders of the Company, each has more than 35 years of experience in the retail industry.

         The Company commenced operations in 1971 with the opening of two stores, one in New York and one in New Jersey. These stores operated under the name "bed n bath" and sold primarily bed linens and bath accessories. The Company continued to open bed n bath stores and by 1985 had opened stores in New York, New Jersey, Connecticut and California. In 1985, the Company introduced its superstore format with the opening of its first store carrying a full line of both domestics merchandise and home furnishings. All stores opened by the Company after 1985 use this format and carry the Company's full line of domestics merchandise and home furnishings. The Company began using the name "Bed Bath & Beyond" in 1987 in order to reflect the expanded product line offered by its superstores and to distinguish its superstores from conventional specialty retail stores offering only domestics merchandise or only home furnishings.

         The Company has been engaged in an ongoing expansion program involving the opening of new superstores (including nineteen in 1995, sixteen in 1994 and nine in 1993) and the expansion of existing stores (including two in 1995, four in 1994 and four in 1993). As a result of its expansion program, the Company's store space has increased from approximately 625,000 square feet at the beginning of 1991 to approximately 3,214,000 square feet at the end of 1995. The Company's expansion program is continuing, and the Company currently anticipates that in 1996 it will open approximately 24 to 26 new superstores.

MERCHANDISING AND MARKETING

         The Company's strategy for merchandising and marketing is to offer better quality merchandise at everyday low prices; to maintain a breadth and depth of selection in most of its product categories that far exceeds what is generally available in department stores or other specialty retail stores; to present merchandise in a distinctive manner designed to maximize customer convenience and reinforce customer perception of wide selection; and to emphasize dedication to customer service and satisfaction.

         MERCHANDISE SELECTION

         The Company's eighty-two superstores offer both domestics merchandise and home furnishings, while the Company's four smaller stores offer primarily domestics merchandise. The Company's merchandise lines include:

         Domestics Merchandise

         - bed linens and related items: sheets, comforters, comforter covers, bedspreads, quilts, window treatments, decorative pillows, blankets, dust ruffles, bed pillows and mattress pads.

         - bath accessories: towels, shower curtains, waste baskets, hampers, bathroom rugs and wall hardware.

         - kitchen textiles: tablecloths, placemats, cloth napkins, dish towels and chair pads.

         Home Furnishings

         - kitchen and tabletop items: cookware, cutlery, kitchen gadgets, dinnerware, bakeware, flatware, drinkware, serveware and glassware.

         - basic housewares: storage items, closet-related items (such as hangers, organizers and shoe racks), general housewares (such as brooms, garbage pails and ironing boards), lifestyle accessories (such as lamps, chairs, wicker and clocks) and small electric appliances (such as blenders, coffee makers, vacuums, irons, toaster ovens and hair dryers).

         - miscellaneous: gifts, giftwrap, picture frames, wall art, luggage, juvenile items (such as small toys and children's books) and seasonal merchandise (such as summer and holiday related items).

         The Company, on an ongoing basis, tests new merchandise categories and adjusts the categories of merchandise carried in its stores and may add new departments or adjust the size of existing departments as required. The Company believes that the process of adding new departments and expanding or reducing the size of various departments in response to changing conditions is an important part of its merchandising strategy.

         The Company's merchandise consists primarily of better quality merchandise typically found at better department stores. For those product lines that have brand names associated with them, the Company generally offers leading brand name merchandise (including Wamsutta, Martex, Fieldcrest Cannon, Croscill, Laura Ashley, Mikasa, Krups, J.A. Henckels, Farberware, All-Clad, Portmeirion, Rowenta, Black & Decker, Rubbermaid,

Springs, Braun, Pillowtex and Waverly). The Company estimates that brand name merchandise accounts for a significant portion of its net sales.

         The Company offers a breadth and depth of product selection that enables customers to select among a wide assortment of styles, brands, colors and designs within each of the Company's major product lines. The Company also generally maintains consistent in-stock availability of merchandise in order to reinforce customer perception of wide selection and build customer loyalty. The Company estimates that many of its 82 superstores carry in excess of 30,000 stock-keeping units.

         The Company estimates that bed linens accounted for approximately 21%, 20% and 20% of net sales during 1995, 1994 and 1993, respectively. No other individual product category accounted for 10% or more of net sales during 1995, 1994 and 1993, except for towels, which accounted for 10% of net sales during 1993.

         PRICING POLICY

         The Company's pricing policy is to maintain everyday low prices that are substantially below regular department store prices and generally comparable to or below department store sale prices. The Company regularly monitors price levels at its competitors in order to ensure that the Company's prices are being maintained in accordance with its pricing policy.

         The Company believes that the uniform application of its everyday low price policy is essential to maintaining the integrity of this policy and is an important factor in establishing its reputation among customers. Accordingly, in the few instances where the Company is unable to offer a brand name product at price levels that are consistent with this policy, it will instead offer comparable quality merchandise without that brand name rather than compromise its everyday low price policy.

         Because the Company has an everyday low price policy, the Company does not run sales. However, the Company uses periodic markdowns and semi-annual clearances for merchandise that it has determined to discontinue carrying. In addition, the Company's advertising circulars include a coupon, which is redeemed at the point-of-sale.

         MERCHANDISE PRESENTATION

         The Company has developed a distinctive style of merchandise presentation. In each superstore, groups of related product lines are presented together in separate areas of the store, creating the appearance that a Bed Bath & Beyond superstore is comprised of several individual specialty stores for different product lines. A "racetrack layout" that runs throughout the store facilitates moving between areas and encourages customers to shop the entire store. The Company believes that its format of merchandise presentation makes it easy for customers to locate products, reinforces customer perception of wide selection and communicates to customers that Bed Bath & Beyond superstores offer a level of customer service generally associated with smaller specialty stores.

         Merchandise is displayed in each of these separate areas from floor to ceiling (generally 10 to 14 feet high) and, in addition, seasonal merchandise and impulse items are prominently displayed in the front of the store. The Company believes that its extensive merchandise selection, rather than fixturing, should be the focus of customer attention and, accordingly, uses simple modular fixturing throughout the store. This fixturing is designed so that it can be easily reconfigured to adapt to changes in the Company's merchandise mix and presentation. The Company believes that its floor to ceiling displays create an exciting and attractive shopping environment that encourages impulse purchases of additional items.

         CUSTOMER SERVICE

         The Company places great emphasis on customer service and satisfaction and, over the past 25 years, has sought to make this a defining feature of its corporate culture. All managers provide leadership by example in this area by regularly spending time assisting customers on the selling floor. The Company believes that its success in the area of customer service is evidenced by its ability to rely primarily on "word of mouth advertising".

         The Company seeks to make shopping at its stores as pleasant and convenient as possible. Each area within a store is staffed with knowledgeable sales personnel who are available to assist customers in choosing merchandise, to answer questions and to resolve any problems that may arise. In order to make checking out convenient, check-out lines are continually monitored and additional cashiers are added as necessary in order to minimize waiting time. Returning merchandise is simplified through a return policy that permits customers to return most items without presenting a sales receipt. Most Bed Bath & Beyond stores are open seven days (and six evenings) a week in order to enable customers to shop at times that are convenient for them.

         ADVERTISING

         In general, the Company relies on "word of mouth advertising" and on its reputation for offering a wide assortment of quality merchandise at everyday low prices, supplemented by the use of paid advertising. The Company's primary medium of paid advertising is the use of circulars which are distributed through the mail and/or newspaper inserts. In certain instances, paid radio and television advertising may be used. Also, in connection with the opening of new stores, the Company uses paid newspaper and circular advertising until the store is established in its market. The Company believes that its ability to rely primarily on "word of mouth advertising" will continue and that its limited use of paid advertising permits it to spend significantly less on advertising than many of its competitors.

EXPANSION

         The Company is engaged in an ongoing expansion program involving the opening of new stores in both existing and new markets and the expansion or replacement of existing stores with new, larger stores. As a result of this program, the total number of stores has increased from 27 at the beginning of 1991 to 80 at the end of 1995, and the total square footage of store space has increased from approximately 625,000 square feet at the beginning of 1991 to approximately 3,214,000 square feet at the end of 1995.

         The table below sets forth information concerning the Company's expansion program for the fiscal periods indicated:

                                                                         STORE SPACE                      NUMBER OF STORES
                                                              --------------------------------        -----------------------
                 REPLACED          NEW        CLOSED          BEGINNING                  END          BEGINNING         END
       YEAR     STORES (1)     STORES (2)     STORES           OF YEAR                 OF YEAR         OF YEAR        OF YEAR
       ----     ----------     ----------     ------          --------                 -------         -------        -------
                                                                        (IN SQUARE FEET)
       1991         1              7             --             625,000                917,000          27               34
       1992         5              4             --             917,000              1,128,000          34               38
       1993         4              9             2            1,128,000              1,512,000          38               45
       1994         4             16             --           1,512,000              2,339,000          45               61
       1995         2             19             --           2,339,000              3,214,000          61               80


(1) A replaced store is an existing store that was either expanded or replaced by a new store in the same area.

(2) Excludes any new store that replaced an existing store in the same area.

         The Company intends to continue its expansion program and believes that the continued growth of the Company is dependent, in large part, on the success of this program. As part of its expansion program, the Company expects to open new superstores and, in addition, expects to expand existing stores as opportunities arise.

         The Company expects to open new superstores in existing markets, contiguous markets and new markets. In determining where to open new superstores, the Company evaluates a number of factors, including the availability of prime real estate and demographic information (such as data relating to income and education levels, age and occupation). The Company believes that because it does not use central distribution centers and since it relies on paid advertising to only a limited extent, it has the flexibility to enter a new market with only a single store.

         From the end of fiscal 1995 through May 13, 1996, the Company has opened six stores which are located in: Northridge, California; Alpharetta, Georgia; Burlington, Massachusetts; Independence, Missouri; Munsey Park, New York; and Houston, Texas. During the balance of fiscal 1996, the Company currently anticipates that it will open approximately 18 to 20 additional stores. The Company has already leased sites for fifteen of these additional stores, to be located in: Ontario, Santa Clara and Tustin, California; Denver, Colorado; Atlanta, Georgia; Rockford, Illinois; Framingham, Massachusetts; Edgewater, New Jersey; Rochester, New York; Canton, Ohio; Memphis, Tennessee (two stores); Charlottesville, Chesapeake and Virginia Beach, Virginia; and is in lease negotiations for several additional sites.

         The Company has built its management structure with a view towards its expansion and believes that as a result the Company has the management depth necessary to support its anticipated expansion program. Each of the Company's area and district managers typically supervise from three to six stores, even though the Company believes that each district manager has the capacity to supervise up to eight stores.

STORE OPERATIONS

         MERCHANDISING

         The Company maintains its own central buying staff, comprised of two general merchandise managers and eleven buyers. The merchandise mix for each store is selected by the central buying staff, in consultation with store managers and other local store personnel. The factors taken into account in selecting the merchandise mix for a particular store include store size and configuration and local market conditions such as climate and demographics.

         The central buying staff is responsible for ordering the initial inventory required upon the opening of each store and for ordering the first shipment of any new product line that may subsequently be added to a store's merchandise mix. Local store personnel are thereafter responsible for monitoring inventory levels and re-ordering such merchandise as required. In addition, local store personnel are encouraged to monitor local sales trends and market conditions and tailor the merchandise mix as appropriate to respond to changing trends and conditions. The Company believes that its policy of having all reordering done at the local store level, rather than centrally, and having local store personnel determine the appropriate quantity to reorder encourages entrepreneurship at the store level and better ensures that in-stock availability will be maintained in accordance with the specific requirements of each store.

         The Company purchases its merchandise from approximately 1,900 suppliers. In 1995, the Company's largest supplier accounted for approximately 6% of the Company's merchandise purchases and the Company's ten largest suppliers accounted for approximately 25% of such purchases. The Company purchases substantially all of its merchandise in the United States, the majority from domestic manufacturers and the balance from importers. On a limited basis, the Company has begun to make direct purchases from overseas sources. The Company has no long-term contracts for the purchase of merchandise. The Company believes that most merchandise, other than brand name goods, is available from a variety of sources and that most brand name goods can be replaced with comparable merchandise.

         WAREHOUSING

         Merchandise is shipped directly to each store by the Company's vendors, making it unnecessary for the Company to maintain any central distribution centers. As a result of the floor to ceiling displays used by the Company, a substantial amount of merchandise is displayed on the sales floor of each store at all times. Additional merchandise not displayed on the sales floor is stored in separate warehouse space that is included in each store (with an estimated 10% to 15% of the space of each store being dedicated to warehouse and receiving space). In addition, in the case of several stores, merchandise is also stored at nearby supplemental storage space leased by the Company. At present, the warehouse space included in the Company's stores provides approximately 80% of the Company's warehouse space requirements and such nearby supplemental storage space provides the balance.

         MANAGEMENT INFORMATION SYSTEMS

         The Company completed the implementation of computerized perpetual inventory systems in all of its stores during fiscal 1995. The Company expects that over the long-term, the implementation of integrated computer systems will enable the Company to improve operations, increase productivity, enhance inventory management and expense controls, and generally facilitate the Company's expansion plans. The costs associated with the Company's computer systems, including personnel costs, hardware leasing costs and software costs, were approximately $6.9 million in 1995, $4.8 million in 1994, and $2.9 million in 1993, and the Company estimates will be approximately $9.6 million in 1996.

         MANAGEMENT

         The Company seeks to encourage responsiveness and entrepreneurship at the store level by providing its managers with a relatively high degree of autonomy relating to operations and merchandising. This is reflected in the Company's policy of having all reordering done at the store level, as well as in the Company's policy of encouraging managers to tailor the merchandise mix of each store in response to local sales trends and market conditions.

         In general, stores are staffed with one to three assistant managers and three to six department managers who report to a store manager, who in turn is supervised by an area or district manager. Area and district managers report to one of several regional managers who in turn report to one of two directors of store operations. Decisions relating to pricing, advertising and markdowns for all stores are made centrally in the Company's Buying Office, and certain store support functions (such as finance and management information systems) are performed centrally in the Company's Administrative Office.

         TRAINING

         The Company places great emphasis on the training of store level management. Management trainees are generally required to work in different departments of the store in order to acquire an overall understanding of store operations. In addition, management trainees are trained in a number of areas, including sales techniques, management techniques and product knowledge.

         The Company's policy is to build its management organization from within. Each of the Company's area, district and regional managers was recruited from the ranks of the Company's store managers and each of the Company's store managers joined the Company in an entry level or trainee position. The Company believes that its policy of promoting from within, as well as the opportunities for advancement generated by its ongoing expansion program, serve as an incentive to persons to seek and retain employment with the Company and results in low turnover among its managers.

EMPLOYEES

         As of February 25, 1996, the Company employed approximately 5,400 persons, of whom approximately 3,400 were full-time employees and 2,000 were part-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are excellent and that the labor turnover rate among its management employees is lower than that experienced in the industry.

SEASONALITY

         The Company's business exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December and generally lower in February and March.

COMPETITION

         The market for domestics merchandise and home furnishings is fragmented and highly competitive. While the Company believes it is the preeminent marketer in the superstore segment of the home goods industry, it competes directly with a number of chains of superstores selling domestics merchandise and home furnishings including: Linens 'n Things; HomePlace; Strouds; Home Goods (division of TJX Companies); Three-D Bed & Bath; Home Express; and Pacific Linen. In addition, the Company competes with many different types of retail stores that sell many or most of the products sold by the Company. Such competitors include: (i) better department stores, which often carry many of the same product lines as the Company but do not typically have the same depth or breadth of product selection, (ii) specialty stores (such as specialty linen or housewares retailers), which often have a depth of product selection but typically carry only a limited portion of the product lines carried by the Company, and (iii) discount and mass merchandise stores. In addition, the Company competes to a more limited extent with factory outlet stores that typically offer limited quantities or limited lines of better quality merchandise at discount prices. Many of the Company's competitors operate substantially more stores and have substantially greater financial and other resources than the Company, including, in some cases, better name recognition.

         The Company believes that it is the largest operator of superstores selling predominantly better quality domestics merchandise and home furnishings typically found in better department stores, and that it is well positioned to successfully compete in its markets as measured by several factors, including pricing, breadth and quality of product selection, in-stock availability of merchandise, effective merchandise presentation, customer service, and store locations.

         The visibility of the Company has encouraged superstore competitors to imitate the Company's format and methods. Other retail chains, such as Home Depot, are introducing new store concepts which include many of the product lines carried by the Company. There can be no assurance that the operation of competitors, including those companies operating stores similar to those of Bed Bath & Beyond, will not have a material effect on the Company.

TRADE NAMES, SERVICE MARKS AND FRANCHISE AGREEMENTS

         The Company uses the "Bed Bath & Beyond" name as a trade name and as a service mark in connection with retail services. The Company has registered the "Bed Bath & Beyond" name and logo as service marks with the United States Patent and Trademark Office. Management believes that the name Bed Bath & Beyond is an important element of the Company's merchandising strategy. In certain situations (as described below), the Company operates under other names.

         The Company does not operate under the name "Bed Bath & Beyond" in the Greater San Francisco area as a result of an agreement entered into by the Company in connection with settling a litigation commenced against it claiming that its use of the name "Bed Bath & Beyond" infringed upon the plaintiff's prior use of the name "Bath & Beyond." Consequently, the Company's stores in San Francisco and Oakland, California, operate under the name "Bed & Bath Superstore"; the store in Santa Rosa, California operates under the name "Bed & Bath." Also, the Company's stores in Massachusetts operate under the name "BB&Beyond".

         The Company is party to two agreements with a franchisee under which the franchisee currently operates two stores in Ohio and has a right of first refusal with respect to the opening of additional stores in certain areas of Ohio and of neighboring states. The Company has no plans to enter into any additional such franchisee relationships.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age and business experience of the executive officers of the Registrant:

NAME                                        AGE              POSITIONS
- - - ----                                        ---              ---------

Warren Eisenberg                             65       Chairman, Co-Chief Executive Officer
                                                        and Director
Leonard Feinstein                            59       President, Co-Chief Executive Officer
                                                        and Director
Ronald Curwin                                66       Chief Financial Officer and Treasurer

- - - ---------------

         Mr. Eisenberg, a co-founder of the Company, has been a director and officer of the Company since the Company commenced operations in 1971 (serving as President and Co-Chief Executive Officer until April 9, 1992, and Chairman and Co-Chief Executive Officer since that date).

         Mr. Feinstein, a co-founder of the Company, has been a director and officer of the Company since the Company commenced operations in 1971 (serving as Co-Chief Executive Officer, Treasurer and Secretary until April 9, 1992, and as President and Co-Chief Executive Officer since that date).

         Mr. Curwin, a certified public accountant, joined the Company in September 1994 as Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Curwin was engaged as a registered representative in the financial services industry for three years. From 1977 to 1991, he was employed as Chief Financial Officer of Channel Home Centers, Inc., a retailer of home improvement products.

         The Company's officers are elected by the Board of Directors for one-year terms and serve at the discretion of the Board of Directors. No family relationships exist between any of the executive officers or directors of the Company.

ITEM 2 - PROPERTIES

         The Company's 86 stores are located in 22 states, principally in suburban areas of medium and large sized cities. These stores are situated in strip and power strip shopping centers, as well as in major off-price and conventional malls, and free standing buildings. The Company's superstores range in size from 13,000 to 85,000 square feet, but are predominantly between 30,000 and 50,000 square feet in major markets. The Company's four smaller stores range in size from 7,000 to 11,000 square feet. In both superstores and smaller stores, approximately 80% to 85% of store space is used for selling areas and the balance for warehouse, receiving and office space.

         The table below sets forth the number of stores located in each state as of May 13, 1996:

                                          Number                                                Number
                  State                  of Stores                       State                 of Stores
                  -----                  ---------                       -----                 ---------
               Alabama                       1                      Massachusetts                  2
               Arizona                       2                      Michigan                       3
               California                   11                      Missouri                       1
               Colorado                      1                      New Jersey                     6
               Connecticut                   3                      New York                       8
               Florida                      10                      Ohio                           3
               Georgia                       4                      Oklahoma                       1
               Illinois                      6                      Pennsylvania                   2
               Indiana                       2                      Texas                         10
               Kansas                        1                      Virginia                       4
               Maryland                      4                      Washington                     1

         The Company currently leases all of its existing stores. The leases provide for original lease terms that generally range from 5 to 15 years and certain leases provide for renewal options, that range from 5 to 15 years, often at increased rents. Certain leases provide for scheduled rent increases (which, in the case of fixed increases, the Company accounts for on a straight line basis over the noncancelable lease term) and certain of the leases provide for contingent rent (based upon store sales exceeding stipulated amounts).

         The earliest store lease expirations, which relate to two of the Company's smaller stores, will occur in November 1996 and March 1998.

         The Company also leases storage space in four locations amounting to approximately 93,000 square feet. This space is used to supplement the warehouse facilities in the Company's stores in proximity to these locations.
See Item 1 "Business--Store Operations--Warehousing."

         The Company's Corporate Office is situated in 6,300 square feet of office space that is part of the Company's store in Springfield, New Jersey and an additional 26,300 square feet of rented office space in Union, New Jersey houses the Company's Administrative Offices (including finance and management information systems). The Company's Buying Office is located in 26,400 square feet of rented office space that the Company leases in Farmingdale, New York.

ITEM 3 - LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended February 25, 1996.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                               SHAREHOLDER MATTERS

         The following table sets forth the high and low reported sales prices of the Company's common stock on the NASDAQ National Market System for the periods indicated. These quotations reflect inter-dealer prices, without retail markups, markdowns or commissions.

                                                          HIGH               LOW
                                                          ----               ---
               Fiscal 1994:
               ------------
               1st Quarter                             $  16 3/8        $  11 1/2
               2nd Quarter                                16 1/2           12 1/2
               3rd Quarter                                15 3/8           11 3/8
               4th Quarter                                15 3/4           12 7/8

               Fiscal 1995 :
               ------------
               1st Quarter                                13 1/4           9
               2nd Quarter                                16 1/2           10 5/16
               3rd Quarter                                18 7/16          12 1/2
               4th Quarter                                22 7/16          15

               Fiscal 1996:
               ------------
               1st Quarter (through May 13, 1996)         29 11/16         19 11/16

           The common stock is quoted through the NASDAQ National Market System under the symbol "BBBY". On May 13, 1996, there were approximately 400 holders of record of the common stock (without including individual participants in nominee security position listings). On May 13, 1996, the last reported sale price of the common stock was $28 5/8.

           For the foreseeable future, the Company intends to retain all earnings for use in the operation and expansion of its business and, accordingly, the Company currently has no plans to pay dividends on its common stock. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors. At present, the Company's ability to pay dividends is limited under its Credit Agreement. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

           Bed Bath & Beyond Inc. was treated as an S corporation for Federal and certain state income tax purposes during the period September 1, 1986 through June 9, 1992. As a result, earnings of Bed Bath & Beyond Inc. during such period were taxed for Federal and certain state income tax purposes directly to its shareholders rather than to the Company. In the years preceding the Company's initial public offering (the "IPO"), the Company paid annual distributions to its shareholders to provide them with funds to pay income taxes on such earnings and as a return on their investment. In addition, prior to completion of the IPO, the Company declared the following distributions payable to the persons and entities that were shareholders of the Company immediately preceding the IPO (such persons and entities being Warren Eisenberg, Leonard Feinstein and certain members of their respective families and certain affiliated trusts): (i) a $28.0 million distribution, representing a portion of the previously earned and undistributed S corporation earnings of the Company through March 1, 1992, which was paid upon completion of the IPO from the net proceeds to the Company from the IPO, and (ii) a distribution in an amount equal to the taxes payable on the earnings of the Company during the period from March 2, 1992 to completion of the IPO, which distribution amounted to $1,517,000 and was paid from such earnings to such shareholders in September 1992. Subsequent to the IPO, the Company has not been treated as an S corporation and, accordingly, is subject to Federal and state income taxes.

ITEM 6 - SELECTED FINANCIAL DATA

           The information required by this item is included in the registrant's Annual Report to Shareholders for the year ended February 25, 1996 on page 1 and is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is included in the registrant's Annual Report to Shareholders for the year ended February 25, 1996 on pages 9 through 11 and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this item are included in the registrant's Annual Report to Shareholders for the year ended February 25, 1996 on pages 12 through 20 and is incorporated herein by reference. These financial statements are indexed under Item 14(a)(1). See also the financial statement schedules that are included herein and are indexed under Item 14(a)(2).

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

         The information required by this Part III (Items 10, 11, 12 and 13) is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 27, 1996 filed with the Commission pursuant to Regulation 14A. The Compensation Report of the Board of Directors, the Compensation Report of a Special Committee of the Board of Directors and the performance graph included in such Proxy Statement shall not be deemed incorporated herein by reference.

                                     PART IV

          ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                                   ON FORM 8-K

(A) (1)  FINANCIAL STATEMENTS

         The following financial statements and reports are incorporated by reference to pages 12 through 20 of the Company's Annual Report to Shareholders for the fiscal year ended February 25, 1996:

         Consolidated Balance Sheets as of February 25, 1996 and February 26,
         1995

         Consolidated Statements of Earnings for the fiscal years ended February 25, 1996, February 26, 1995 and February 27, 1994

         Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended February 25, 1996, February 26, 1995 and February 27, 1994

         Consolidated Statements of Cash Flows for the fiscal years ended February 25, 1996, February 26, 1995 and February 27, 1994

         Notes to Consolidated Financial Statements

         Independent Auditors' Report

(A) (2)  SCHEDULES

         The following schedules are included in this Report:

         II - Amounts Receivable from Related Parties, Underwriters, Promoters and Employees other than Related Parties

          V  - Property and Equipment

         VI  - Accumulated Depreciation of Property and Equipment

          X  - Supplementary Income Statement

(A) (3)  EXHIBITS

         The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

     (B) No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 BED BATH & BEYOND INC.

                                          BY:    /s/ Warren Eisenberg
                                                 -----------------------------
                                                 WARREN EISENBERG
                                                 CHAIRMAN, CO-CHIEF EXECUTIVE
                                                 OFFICER AND DIRECTOR

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                            CAPACITY                                    DATE
- - - ---------                                            --------                                    ----
                                                     Chairman, Co-Chief
                                                     Executive Officer and Director
/s/ Warren Eisenberg                                 (principal executive officer)               May 23, 1996
- - - -------------------------------
WARREN EISENBERG

                                                     President, Co-Chief
/s/ Leonard Feinstein                                Executive Officer and Director              May 23, 1996
- - - -------------------------------
LEONARD FEINSTEIN

/s/ Klaus Eppler                                     Director                                    May 23, 1996
- - - -------------------------------
KLAUS EPPLER

/s/ Robert S. Kaplan                                 Director                                    May 23, 1996
- - - -------------------------------
ROBERT S. KAPLAN

/s/ Robert J. Swartz                                 Director                                    May 23, 1996
- - - -------------------------------
ROBERT J. SWARTZ

                                                     Chief Financial Officer
                                                     and Treasurer (principal financial
/s/ Ronald Curwin                                    and accounting officer)                     May 23, 1996
- - - -------------------------------
RONALD CURWIN

                           ANNUAL REPORT ON FORM 10-K

                                   ITEM 14 (d)

                          FINANCIAL STATEMENT SCHEDULES

                             BED BATH & BEYOND INC.

                       FISCAL YEAR ENDED FEBRUARY 25, 1996

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULES

The Board of Directors and Shareholders
Bed Bath & Beyond Inc.:

Under date of March 22, 1996, we reported on the consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries as of February 25, 1996 and February 26, 1995, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the fiscal years in the three-year period ended February 25, 1996, as contained in the 1995 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the fiscal year ended February 25, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in answer to Part IV, Item 14 (a)(2) of Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                  /S/  KPMG PEAT MARWICK LLP

New York, New York
March 22, 1996

                                                                     Schedule II

                     BED BATH & BEYOND INC. AND SUBSIDIARIES

      AMOUNTS RECEIVABLE FROM RELATED PARTIES, UNDERWRITERS, PROMOTERS AND
                      EMPLOYEES OTHER THAN RELATED PARTIES

                                        BALANCE AT
                                         BEGINNING                                                   BALANCE AT
NAME OF DEBTOR                           OF PERIOD           ADDITIONS          DEDUCTIONS          END OF PERIOD
                                         ---------           ---------          ----------          -------------

Fiscal year ended February 25, 1996

   Loan Receivable                    $          0          $        0         $        0          $         0
                                      ============          ==========         ==========          ===========


Fiscal year ended February 26, 1995

   Loan Receivable                    $          0          $        0         $        0          $         0
                                      ============          ==========         ==========          ===========


Fiscal year ended February 27, 1994

   Loan Receivable

     Warren Eisenberg (1)             $          -          $   30,766         $   30,766         $          -
     Leonard Feinstein (1)                       -              30,766             30,766                    -
     Jonathan Rothstein (2)                 33,200                   -             33,200                    -
                                      ------------          ----------         ----------         ------------
         Total                        $     33,200          $   61,532         $   94,732         $          0
                                      ============          ==========         ==========         ============



(1) Expenses incurred in connection with the Company's initial public offering and secondary offering that were allocated to the Chairman and President.

(2) The loan imputed interest based on the prime rate and was payable in equal monthly installments commencing in February 1992 and subsequently paid in full in January 1994.

                                                                      Schedule V

                     BED BATH & BEYOND INC. AND SUBSIDIARIES

                             PROPERTY AND EQUIPMENT
                                 (in thousands)

                                          BALANCE AT                                               BALANCE AT
                                          BEGINNING      ADDITIONS    RETIREMENTS                    END OF
                                          OF PERIOD       AT COST      OR SALES       OTHER          PERIOD
                                          ---------       -------      --------       -----          ------
Fiscal year ended February 25, 1996

   Furniture, fixtures
     and equipment                         $33,505        $14,502        $512        $  --          $47,495
   Leasehold improvements                   33,729          9,876          98           --           43,507
   Leasehold purchases                       4,181            150         --            --            4,331
                                           -------        -------        ----        -------        -------
                                           $71,415        $24,528        $610        $     0        $95,333
                                           =======        =======        ====        =======        =======

Fiscal year ended February 26, 1995

   Furniture, fixtures
     and equipment                         $20,266        $13,244        $  5        $  --          $33,505
   Leasehold improvements                   22,528         11,279          78           --           33,729
   Leasehold purchases                       4,181           --           --            --            4,181
                                           -------        -------        ----        -------        -------
                                           $46,975        $24,523        $ 83        $     0        $71,415
                                           =======        =======        ====        =======        =======

Fiscal year ended February 27, 1994

   Furniture, fixtures
     and equipment                         $12,736        $ 7,530        $--         $  --          $20,266
   Leasehold improvements                   11,415         11,980         867           --           22,528
   Leasehold purchases                       3,948            233         --            --            4,181
                                           -------        -------        ----        -------        -------
                                           $28,099        $19,743        $867        $     0        $46,975
                                           =======        =======        ====        =======        =======

                                                                     Schedule VI

                     BED BATH & BEYOND INC. AND SUBSIDIARIES

               ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
                                 (in thousands)

                                       BALANCE AT                                       BALANCE AT
                                        BEGINNING    ADDITIONS  RETIREMENTS               END OF
                                        OF PERIOD     AT COST    OR SALES    OTHER        PERIOD
                                        ---------     -------    --------    -----        ------
Fiscal year ended February 25, 1996

  Furniture, fixtures
    and equipment                        $10,511      $5,482      $368      $  --        $15,625
  Leasehold improvements                   6,927       3,968        50         --         10,845
  Leasehold purchases                      1,776         452       --          --          2,228
                                         -------      ------      ----      -------      -------
                                         $19,214      $9,902      $418      $     0      $28,698
                                         =======      ======      ====      =======      =======

Fiscal year ended February 26, 1995

  Furniture, fixtures
    and equipment                        $ 6,895      $3,617      $  1      $  --        $10,511
  Leasehold improvements                   3,826       3,154        53         --          6,927
  Leasehold purchases                      1,354         422       --          --          1,776
                                         -------      ------      ----      -------      -------
                                         $12,075      $7,193      $ 54      $     0      $19,214
                                         =======      ======      ====      =======      =======


Fiscal year ended February 27, 1994

  Furniture, fixtures
    and equipment                        $ 4,789      $2,106      $--       $  --        $ 6,895
  Leasehold improvements                   2,725       1,680       579         --          3,826
  Leasehold purchases                        940         414       --          --          1,354
                                         -------      ------      ----      -------      -------
                                         $ 8,454      $4,200      $579      $     0      $12,075
                                         =======      ======      ====      =======      =======

                                                                      Schedule X

                     BED BATH & BEYOND INC. AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (in thousands)

                                52 WEEKS ENDED             52 WEEKS ENDED              52 WEEKS ENDED
        ITEM                   FEBRUARY 25, 1996          FEBRUARY 26 ,1995           FEBRUARY 27, 1994
- - - -----------------              -----------------          -----------------           -----------------
Advertising Costs                   $ 9,284                   $  6,734                    $  4,752
                                    =======                   ========                    ========

                           ANNUAL REPORT ON FORM 10-K

                                 ITEM 14 (a)(3)

                                    EXHIBITS

                             BED BATH & BEYOND INC.

                       FISCAL YEAR ENDED FEBRUARY 25, 1996

                                  EXHIBIT INDEX

     Unless otherwise indicated, exhibits are incorporated by reference to the correspondingly numbered exhibits to the Company's Registration Statement on Form S-1 (Commission File No. 33-47250)

   EXHIBIT
     NO.                                                   EXHIBIT                                                     PAGE
     ---                                                   -------                                                     ----

    3.1         Restated Certificate of Incorporation                                                                    --

    3.2         Amended and Restated By-laws                                                                             --

    10.1        Credit Agreement among the Company, bed 'n bath Stores, Inc.,  BBBL, Inc., BBBY                          --
                Management Corporation, Chemical Bank New Jersey, N.A., Chemical Bank and Chemical
                Bank New Jersey, N.A. as Agent (incorporated by reference to Exhibit 28 to the Company's
                Form 8-K dated November 14, 1994)

    10.2*       Employment Agreement between the Company and Warren Eisenberg, as amended                                --
                (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on
                Form S-1 Commission File No. 33-47250 and Exhibit 99.1 to the Company's Registration
                Statement on Form S-3 Commission File No. 33-66860)

    10.3*       Employment Agreement between the Company and Leonard Feinstein, as amended                               --
                (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1
                Commission File No. 33-47250 and Exhibit 99.2 to the Company's Registration Statement
                on Form S-3 Commission File No. 33-66860)

    10.4*       Company's 1992 Stock Option Plan, as amended (incorporated by reference to Exhibit 28 to                 --
                the Company's Form S-8 dated October 14, 1994)

    10.5        Franchise Agreement among Linens, Etc., Inc. and Stuart Fredericks Corporation dated                     --
                November 1, 1977 (incorporated by reference to Exhibit 10.6 to the Company's Registration
                Statement on Form S-1 Commission File No. 33-47250)

    10.6        Franchise Agreement among Linens, Etc., Inc. and Stuart Fredericks Corporation dated March               --
                1, 1982 (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement
                on Form S-1 Commission File No. 33-47250)

    10.7        Franchise Modification Agreement among Linens Etc., Inc., Stuart Fredericks Corporation,                 --
                the Company, Stuart Goldblatt and Warren Eisenberg dated as of May 30, 1992 (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 Commission
                File No. 33-47250)

    10.8        Form of U.S. Underwriting Agreement dated June 4, 1992 between the Company and Goldman,                  --
                Sachs & Co. and Shearson Lehman Brothers Inc. as representatives (incorporated by reference to
                Exhibit 1.1 to the Company's Registration Statement on Form S-1 Commission File No. 33-47250)

    10.9        Form of International Underwriting Agreement dated June 4, 1992 between the Company                             --
                and Goldman Sachs International Limited and Lehman Brothers International Limited, as
                representatives (incorporated by reference to Exhibit 1.2 to the Company's Registration
                Statement on Form S-1 Commission File No. 33-47250)

    10.10*      Agreement Concerning "Split Dollar" Life Insurance Plan, dated May 9, 1994,  among                              --
                the Company, Jay D.Waxenberg, as trustee of the Warren Eisenberg Life Insurance Trust,
                Warren Eisenberg and Maxine Eisenberg (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended February 27, 1994)

    10.11*      Agreement Concerning "Split Dollar" Life Insurance Plan, dated May 9, 1994, among                               --
                the Company, Jay D.Waxenberg, as trustee of the Leonard Joseph Feinstein Life Insurance
                Trust, Leonard Joseph Feinstein and Susan Feinstein (incorporated by reference to
                Exhibit 10.13 to the Company's Form 10-K for the year ended February 27, 1994)

    10.12**     Agreement Concerning "Split Dollar" Life Insurance Plan, dated June 16, 1995, among the
                Company, Jay D.Waxenberg, as trustee of the Warren Eisenberg Life Insurance Trust,
                Warren Eisenberg and Maxine Eisenberg

    10.13**     Agreement Concerning "Split Dollar" Life Insurance Plan, dated June 16, 1995, among the
                Company, Jay D.Waxenberg, as trustee of the Leonard Joseph Feinstein Life Insurance Trust,
                Leonard Joseph Feinstein and Susan Feinstein

    10.14**     First Amendment to the Credit Agreement among the Company, bed 'n bath Stores, Inc.,
                BBBL, Inc., BBBY Management Corporation, Chemical Bank New Jersey, N.A.,
                Chemical Bank and Chemical Bank New Jersey, N.A. as Agent, dated October 1, 1995

    11**        Computation of per share earnings

    13** Company's 1995 Annual Report, certain portions of which have been incorporated by reference herein

    21**        Subsidiaries of the Company
                Commission File No. 33-1

    23**        Independent Auditors' Consent

    27          Financial Data Schedule (Filed electronically with SEC only.)



*     This is a management contract or compensatory plan or arrangement.

**    Filed herewith.