Form 10-Q
period 1996-05-26
BED BATH & BEYOND INC
filed 1996-06-26
CIK 886158

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 26, 1996
                                                  ------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to
                                         ------------    -------------

                         COMMISSION FILE NUMBER 0-20214
                                                -------


                             BED BATH & BEYOND INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                NEW YORK                            11-2250488
                --------                            ----------
       (State of incorporation)    (I.R.S. Employer Identification No.)

                715 MORRIS AVENUE, SPRINGFIELD, NEW JERSEY 07081
                ------------------------------------------------
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (201) 379-1520
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes  X  No
                                                                      ---    ---

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK:

         CLASS                      OUTSTANDING AT MAY 26, 1996
         -----                      ---------------------------
Common Stock -  $0.01 par value     68,402,678 (Gives effect to a two-for-one
                                    stock split in the form of a 100% stock
                                    dividend effected on April 30, 1996.)

================================================================================

                                      INDEX




                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

     Consolidated Balance Sheets
       As of May 26, 1996 and February 25, 1996                            3

     Consolidated Statements of Earnings
       For the Three Months Ended May 26, 1996 and May 28, 1995            4

     Consolidated Statements of Cash Flows
       For the Three Months Ended May 26, 1996 and May 28, 1995            5

     Notes to Consolidated Financial Statements
       May 26, 1996                                                        6

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         7 - 8



PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                             9

     Exhibit Index                                                        10

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                             May 26,      February 25,
                                                               1996           1996
                                                               ----           ----
                                                            (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                               $  9,487       $ 10,267
     Merchandise inventories                                  179,066        148,383
     Prepaid expenses and other current assets                  2,309          1,630
                                                             --------       --------

         Total current assets                                 190,862        160,280
                                                             --------       --------

Property and equipment, net                                    68,785         66,635
Other assets                                                   10,060          8,895
                                                             --------       --------
                                                             $269,707       $235,810
                                                             ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                        $ 62,062       $ 39,025
     Accrued expenses and other current liabilities            29,431         26,947
     Income taxes payable                                       6,863          6,581
                                                             --------       --------

         Total current liabilities                             98,356         72,553
                                                             --------       --------

Long-term debt                                                     --          5,000
Deferred rent                                                   7,444          6,811
                                                             --------       --------

                                                              105,800         84,364
                                                             --------       --------
Shareholders' equity:
     Preferred stock - $0.01 par value; authorized -
         1,000,000 shares; no shares issued or
         outstanding                                               --             --

     Common stock-$0.01 par value; authorized -
         100,000,000 shares; issued and
         outstanding - May 26, 1996, 68,402,678 shares
         and February 25, 1996, 68,067,972 shares                 684            681

     Additional paid-in capital                                50,998         46,254
     Retained earnings                                        112,225        104,511
                                                             --------       --------
         Total shareholders' equity                           163,907        151,446
                                                             --------       --------

                                                             $269,707       $235,810
                                                             ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                                           Three Months Ended
                                                           ------------------
                                                         May 26,         May 28,
                                                          1996            1995
                                                          ----            ----
Net sales                                              $   159,658     $   113,452
Cost of sales, including buying,
  occupancy and indirect costs                              93,870          66,588
                                                       -----------     -----------
        Gross profit                                        65,788          46,864
Selling, general and administrative expenses                53,127          37,077
                                                       -----------     -----------
        Operating profit                                    12,661           9,787
Interest income (expense), net                                 142            (193)
                                                       -----------     -----------
        Earnings before provision for income taxes          12,803           9,594
Provision for income taxes                                   5,089           3,934
                                                       -----------     -----------
        Net earnings                                   $     7,714     $     5,660
                                                       ===========     ===========
Net earnings per share                                 $     0 .11     $     0 .08
                                                       ===========     ===========
Weighted average shares outstanding                     70,479,479      68,815,752
                                                       ===========     ===========








          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                  Three Months Ended
                                                                  ------------------
                                                                 May 26,       May 28,
                                                                  1996          1995
                                                                  ----          ----
Cash Flows from Operating Activities:

  Net earnings                                                  $  7,714      $  5,660
  Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Depreciation and amortization                              2,957         2,260
        Increase in assets:
             Merchandise inventories                             (30,683)      (19,430)
             Prepaid expenses and other current assets              (679)         (688)
             Other assets                                         (1,165)         (414)
        Increase in liabilities:
             Accounts payable                                     23,037        15,034
             Accrued expenses and other current liabilities        2,484           409
             Income taxes payable                                    282         2,823
             Deferred rent                                           633           458
                                                                --------      --------

  Net cash provided by operating activities                        4,580         6,112
                                                                --------      --------

Cash Flows from Investing Activities:

  Capital expenditures - lease purchases                              --          (150)
  Capital expenditures - leasehold improvements
        and furniture and fixtures                                (5,107)       (2,331)
                                                                --------      --------

  Net cash used in investing activities                           (5,107)       (2,481)
                                                                --------      --------

Cash Flows from Financing Activities:

  Net decrease in long-term debt                                  (5,000)       (4,980)
  Proceeds from exercise of stock options                          4,747            36
                                                                --------      --------

  Net cash used in financing activities                             (253)       (4,944)
                                                                --------      --------

  Net decrease in cash and cash equivalents                         (780)       (1,313)

Cash and cash equivalents:
  Beginning of period                                             10,267         6,463
                                                                --------      --------
  End of period                                                 $  9,487      $  5,150
                                                                ========      ========


          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 26, 1996



1)       BASIS OF PRESENTATION

The accompanying consolidated financial statements, except for the February 25, 1996 consolidated balance sheet, have been prepared without audit. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of May 26, 1996 and February 25, 1996 and the results of their operations and their cash flows for the three months ended May 26, 1996 and May 28, 1995, respectively. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to Bed Bath & Beyond Inc.'s Annual Report for the fiscal year ended February 25, 1996 for additional disclosures, including a summary of the Company's significant accounting policies and related matters.


2)       STOCK SPLIT

On March 28, 1996, the Board of Directors of the Company approved a two-for-one split of the Company's common stock effected in the form of a 100% stock dividend. The stock split was distributed on April 30, 1996 to shareholders of record on April 10, 1996. Accordingly, all share and per share data have been adjusted to give effect to the stock split.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Three Months May 26, 1996 vs. Three Months May 28, 1995

Net sales for the first quarter ended May 26, 1996 were $159.7 million, an increase of $46.2 million or approximately 40.7% over net sales of $113.5 million for the corresponding quarter last year. Approximately 81.3% of the increase was attributable to new store net sales. The increase in comparable store net sales in the first quarter of 1996 was 8.0%.

Gross profit for the first quarter of 1996 was $65.8 million or 41.2% of net sales compared with $46.9 million or 41.3% of net sales during the first quarter of 1995.

Selling, general and administrative expenses ("SG&A") were $53.1 million in the first quarter of 1996 compared with $37.1 million in the same quarter last year and as a percentage of net sales were 33.3% and 32.7%, respectively. The increase of approximately 0.6% in SG&A, as a percentage of net sales, primarily reflects increases in occupancy costs and expenses associated with the opening of six new stores and the expansion of one store, compared with one new store opened during the same period last year, which were partially offset by a decrease in payroll and payroll related items. Expenses associated with new, relocated or expanded stores are charged to earnings as incurred.

Operating profit in the first quarter of 1996 increased to $12.7 million from $9.8 million in the first quarter of 1995, reflecting primarily the increase in net sales which was partially offset by increases in cost of sales and SG&A.


EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both existing and new markets and the expansion or replacement of existing stores with new, larger stores. As a result of this program, the total number of stores has increased to 86 stores at the end of the first quarter of 1996 compared with 62 stores at the end of the corresponding quarter last year. Total square footage grew to 3,481,000 square feet at the end of the first quarter of 1996, from 2,379,000 square feet at the end of the first quarter of last year.

During the first quarter of fiscal 1996, the Company opened six new stores and expanded one store resulting in an aggregate addition of 267,000 square feet to total store space. The Company anticipates opening approximately eighteen to twenty additional stores by the end of the fiscal year, aggregating approximately 700,000 to 800,000 square feet of store space.

FINANCIAL CONDITION

Total assets at May 26, 1996 were $269.7 million compared with $235.8 million at February 25, 1996, an increase of $33.9 million. Of the total increase, $30.6 million represented an increase in current assets and $3.3 million represented an increase in non-current assets. The increase in current assets was primarily attributable to an increase in merchandise inventories, which resulted from new store space and, to a lesser extent, the expansion of merchandise categories and assortments, as well as seasonal requirements.

Total liabilities at May 26, 1996 were $105.8 million compared with $84.4 million at February 25, 1996, an increase of $21.4 million. The increase was primarily attributable to a $23.0 million increase in accounts payable (resulting from an increase in inventories) and a $2.5 million increase in accrued expenses and other current liabilities, which was partially offset by a $5.0 million decrease in long-term debt.

Shareholders' equity was $163.9 million at May 26, 1996 compared with $151.4 million at February 25, 1996. The increase primarily reflects net earnings for the first three months of fiscal 1996 and additional paid-in capital from the exercise of stock options.

Capital expenditures for the first three months of fiscal 1996 were $5.1 million compared with $2.5 million for the corresponding period last year. The increase is primarily attributable to leasehold improvements for the six new stores opened and one store expanded during the first quarter compared to leasehold improvements for the one new store opened in the same period last year.


FORWARD LOOKING STATEMENTS

This Form 10-Q may contain forward looking statements. Important factors which may affect these statements are contained in the Company's Annual Report to shareholders for the fiscal year ended February 25, 1996.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

   (a) The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

   (b) No reports on Form 8-K were filed by the Company during the three month period ended May 26, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BED BATH & BEYOND INC.
                                        ----------------------
                                             (Registrant)



Date:     June 26, 1996             By: /s/ Ronald Curwin
                                        -----------------
                                        Ronald Curwin
                                        Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

     -----------------------------------------------------------------------




Exhibit No.                   Exhibit                                   Page No.
- -----------                   -------                                   --------
   11         Computation of per share earnings                            11

   27         Financial data schedule                                      12
                  (Filed electronically with SEC only)