Form 10-Q
period 1996-08-25
BED BATH & BEYOND INC
filed 1996-10-08
CIK 886158

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended August 25, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to _____________

                         COMMISSION FILE NUMBER 0-20214

                             BED BATH & BEYOND INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 NEW YORK                           11-2250488
                 --------                           ----------
        (State of incorporation)       (I.R.S. Employer Identification No.)

                715 MORRIS AVENUE, SPRINGFIELD, NEW JERSEY 07081
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (201) 379-1520

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---
NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK:

         CLASS                                   OUTSTANDING AT AUGUST 25, 1996
         -----                                   ------------------------------
Common Stock -  $0.01 par value                           68,437,018
================================================================================

                                      INDEX





                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION

     Consolidated Balance Sheets
       As of August 25, 1996 and February 25, 1996                           3

     Consolidated Statements of Earnings
       For the Three Month and Six Month Periods Ended
       August 25, 1996 and August 27, 1995                                   4

     Consolidated Statements of Cash Flows
       For the Six Month Periods Ended
       August 25, 1996 and August 27, 1995                                   5

     Notes to Consolidated Financial Statements                              6

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         7 - 8



PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders            9

     Item 6.  Exhibits and Reports on Form 8-K                              10

     Exhibit Index                                                          11

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     August 25,    February 25,
                                                                       1996            1996
                                                                       ----            ----
                                                                    (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                       $ 13,759        $ 10,267
     Merchandise inventories                                          190,027         148,383
     Prepaid expenses and other current assets                          2,346           1,630
                                                                     --------        --------

         Total current assets                                         206,132         160,280
                                                                     --------        --------

Property and equipment, net                                            74,441          66,635
Other assets                                                           10,941           8,895
                                                                     --------        --------
                                                                     $291,514        $235,810
                                                                     ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                $ 59,280        $ 39,025
     Accrued expenses and other current liabilities                    37,973          26,947
     Income taxes payable                                               6,628           6,581
                                                                     --------        --------

         Total current liabilities                                    103,881          72,553
                                                                     --------        --------

Long-term debt                                                              -           5,000
Deferred rent                                                           8,101           6,811
                                                                     --------        --------

                                                                      111,982          84,364
                                                                     --------        --------
Shareholders' equity:
     Preferred stock - $0.01 par value; authorized -
         1,000,000 shares; no shares issued or
         outstanding                                                        -               -

     Common stock-$0.01 par value;
         authorized - August 25, 1996, 150,000,000 shares
         and February 25, 1996, 100,000,000 shares;
         issued and outstanding - August 25, 1996, 68,437,018
         shares and February 25, 1996, 68,067,972 shares                  684             681

     Additional paid-in capital                                        51,518          46,254
     Retained earnings                                                127,330         104,511
                                                                     --------        --------
         Total shareholders' equity                                   179,532         151,446
                                                                     --------        --------

                                                                     $291,514        $235,810
                                                                     ========        ========

          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                                                Three Months Ended                         Six Months Ended
                                                                ------------------                         ----------------
                                                            August 25,         August 27,            August 25,         August 27,
                                                               1996               1995                  1996               1995
                                                               ----               ----                  ----               ----

Net sales                                                 $    203,503        $    150,110         $    363,161        $    263,562
Cost of sales, including buying,
  occupancy and indirect costs                                 119,566              87,886              213,436             154,474
                                                          ------------        ------------         ------------        ------------
        Gross profit                                            83,937              62,224              149,725             109,088
Selling, general and administrative expenses                    58,903              43,288              112,030              80,365
                                                          ------------        ------------         ------------        ------------
        Operating profit                                        25,034              18,936               37,695              28,723
Interest income (expense), net                                      37                (334)                 179                (527)
                                                          ------------        ------------         ------------        ------------
        Earnings before provision for income taxes              25,071              18,602               37,874              28,196
Provision for income taxes                                       9,966               7,627               15,055              11,561
                                                          ------------        ------------         ------------        ------------
        Net earnings                                      $     15,105        $     10,975         $     22,819        $     16,635
                                                          ============        ============         ============        ============
Net earnings per share                                    $       0.21        $       0.16         $       0.32        $       0.24
                                                          ============        ============         ============        ============
Weighted average shares outstanding                                                                  70,464,644          69,053,962
                                                                                                   ============        ============












          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)


                                                                             Six Months Ended
                                                                             ----------------
                                                                      August 25,           August 27,
                                                                         1996                 1995
                                                                         ----                 ----

Cash Flows from Operating Activities:
  Net earnings                                                         $ 22,819             $ 16,635
  Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Depreciation and amortization                                     6,132                4,598
        Loss from disposal of property and equipment                          -                   35
        Increase in assets:
             Merchandise inventories                                    (41,644)             (32,608)
             Prepaid expenses and other current assets                     (716)                (950)
             Other assets                                                (2,046)              (1,169)
        Increase in liabilities:
             Accounts payable                                            20,255               18,086
             Accrued expenses and other current liabilities              11,026                3,383
             Income taxes payable                                            47                1,851
             Deferred rent                                                1,290                  887
                                                                       --------             --------

  Net cash provided by operating activities                              17,163               10,748
                                                                       --------             --------

Cash Flows from Investing Activities:

  Capital expenditures - lease purchases                                      -                 (150)
  Capital expenditures - leasehold improvements
        and furniture and fixtures                                      (13,938)              (6,822)
                                                                       --------             --------

  Net cash used in investing activities                                 (13,938)              (6,972)
                                                                       --------             --------

Cash Flows from Financing Activities:

  Net decrease in long-term debt                                         (5,000)              (6,800)
  Proceeds from exercise of stock options                                 5,267                1,101
                                                                       --------             --------

  Net cash provided by (used in) financing activities                       267               (5,699)
                                                                       --------             --------

  Net increase (decrease) in cash and cash equivalents                    3,492               (1,923)

Cash and cash equivalents:
  Beginning of period                                                    10,267                6,463
                                                                       --------             --------
  End of period                                                        $ 13,759             $  4,540
                                                                       ========             ========





          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)       BASIS OF PRESENTATION

The accompanying consolidated financial statements, except for the February 25, 1996 consolidated balance sheet, have been prepared without audit. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of August 25, 1996 and February 25, 1996 and the results of their operations for the three month and six month periods ended August 25, 1996 and August 27, 1995, respectively, and cash flows for the six month periods ended August 25, 1996 and August 27, 1995. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to Bed Bath & Beyond Inc.'s Annual Report for the fiscal year ended February 25, 1996 for additional disclosures, including a summary of the Company's significant accounting policies.


2)       STOCK SPLIT

On March 28, 1996, the Board of Directors of the Company approved a two-for-one split of the Company's common stock effected in the form of a 100% stock dividend. The stock split was distributed on April 30, 1996 to shareholders of record on April 10, 1996. Accordingly, all share and per share data have been adjusted to give effect to the stock split.


3)       AUTHORIZED SHARES OF COMMON STOCK

In July 1996, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock (par value $ .01 per share) from 100,000,000 shares to 150,000,000 shares.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months August 25, 1996 vs. Three Months August 27, 1995

Net sales for the second quarter ended August 25, 1996 were $203.5 million, an increase of $53.4 million or approximately 35.6% over net sales of $150.1 million for the corresponding quarter last year. Approximately 87.2% of the increase was attributable to new store net sales. The increase in comparable store net sales in the second quarter of 1996 was approximately 4.9%.

Gross profit for the second quarter of 1996 was $83.9 million or 41.2% of net sales compared with $62.2 million or 41.5% of net sales during the second quarter of 1995. The decrease of approximately 0.3% in gross profit, as a percentage of net sales, was attributable to a number of factors, including a different mix of sales during the second quarter of this year compared with the mix of sales in the corresponding period last year.

Selling, general and administrative expenses ("SG&A") were $58.9 million in the second quarter of 1996 compared with $43.3 million in the same quarter last year and as a percentage of net sales were 28.9% and 28.8%, respectively. The increase of approximately 0.1% in SG&A, as a percentage of net sales, was primarily attributable to an increase in occupancy costs, which was partially offset by a decrease in payroll and payroll related items.

Operating profit in the second quarter of 1996 increased to $25.0 million from $18.9 million in the second quarter of 1995, reflecting primarily the increase in net sales which was partially offset by increases in cost of sales and SG&A.

Six Months August 25, 1996 vs. Six Months August 27, 1995

Net sales for the six months ended August 25, 1996 were $363.2 million, an increase of $99.6 million or approximately 37.8% over net sales of $263.6 million for the corresponding period last year. Approximately 84.5% of the increase was attributable to new store net sales. The increase in comparable store net sales for the first six months of 1996 was approximately 6.2%.

Gross profit for the first six months of 1996 was $149.7 million or 41.2% of net sales compared with $109.1 million or 41.4% of net sales during the same period last year. The decrease of approximately 0.2% in gross profit, as a percentage of net sales, was attributable to a number of factors, including a different mix of sales during the first six months of this year compared with the mix of sales in the corresponding period last year.

SG&A expenses were $112.0 million in the first six months of 1996 compared with $80.4 million for the same period last year and as a percentage of net sales were 30.8% and 30.5% respectively. The increase of approximately 0.3% in SG&A, as a percentage of net sales, was primarily attributable to increases in occupancy costs and expenses associated with new store openings, which were partially offset by a decrease in payroll and payroll related items.

Operating profit in the first six months of 1996 increased to $37.7 million from $28.7 million for the same period last year, primarily resulting from the increase in net sales, which was partially offset by a slight increase in cost of sales and SG&A expenses.


EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both existing and new markets and the expansion or replacement of existing stores with new, larger stores. As a result of this program, the total number of stores has increased to 90 stores at the end of the second quarter of 1996 compared with 67 stores at the end of the corresponding quarter last year. Total square footage grew to 3,619,000 square feet at the end of the second quarter of 1996, from 2,620,000 square feet at the end of the second quarter of last year.

During the first six months of fiscal 1996, the Company opened 10 new superstores and expanded one store resulting in an aggregate addition of 405,000 square feet to total store space. The Company anticipates opening an additional seventeen superstores by the end of the fiscal year, aggregating approximately 650,000 square feet of store space.


FINANCIAL CONDITION

Total assets at August 25, 1996 were $291.5 million compared with $235.8 million at February 25, 1996, an increase of $55.7 million. Of the total increase, $45.9 million represented an increase in current assets and $9.8 million represented an increase in non-current assets. The increase in current assets was primarily attributable to an increase in merchandise inventories, which resulted from new store space and, to a lesser extent, the expansion of merchandise categories and assortments, as well as seasonal requirements.

Total liabilities at August 25, 1996 were $112.0 million compared with $84.4 million at February 25, 1996, an increase of $27.6 million. The increase was primarily attributable to a $20.3 million increase in accounts payable (resulting from an increase in inventories) and an $11.0 million increase in accrued expenses and other current liabilities, which was partially offset by a $5.0 million decrease in long-term debt.

Shareholders' equity was $179.5 million at August 25, 1996 compared with $151.4 million at February 25, 1996. The increase primarily reflects net earnings for the first six months of fiscal 1996 and additional paid-in capital from the exercise of stock options.

Capital expenditures for the first six months of fiscal 1996 were $13.9 million compared with $7.0 million for the corresponding period last year. The increase is primarily attributable to furniture and fixtures and leasehold improvements for the ten new superstores opened and one store expanded during the first six months compared to furniture and fixtures and leasehold improvements for the six new superstores opened and one expanded store in the same period last year.


FORWARD LOOKING STATEMENTS

This Form 10-Q may contain forward looking statements. Important factors which may affect these statements are contained in the Company's Annual Report to shareholders for the fiscal year ended February 25, 1996.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On June 27, 1996, Bed Bath and Beyond Inc. held its Annual Meeting. At the Annual Meeting, the following items were voted upon:

   1. The election of five directors to serve until the next Annual Meeting and until their successors have been elected and qualified.

   2. To ratify the appointment of KPMG Peat Marwick LLP as independent auditors for fiscal year 1996.

   3. To adopt the Bed Bath & Beyond Inc. 1996 Stock Option Plan.

   4. To amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock.

The results of the voting were as follows:

                                  SHARES VOTED

                                                       Against/                                   Broker
Description                           For              Withheld          Abstentions             Non-Votes
-----------                           ---              --------          -----------             ---------
Election of the Board
of Directors:

   Warren Eisenberg                63,620,384          964,829                  0                    0
   Leonard Feinstein               63,621,444          963,769                  0                    0
   Robert J. Swartz                63,257,484        1,327,729                  0                    0
   Klaus Eppler                    63,150,049        1,435,164                  0                    0
   Robert S. Kaplan                63,617,729          967,484                  0                    0

Appointment of Auditors:

KPMG Peat Marwick LLP              63,826,909          579,776            178,528                    0


Adopt the 1996
Stock Option Plan:                 36,798,847       26,617,944            219,994                    0


Amend the Company's
Certificate of Incorporation:      62,717,046          971,415            200,052                    0

Except for the directors elected as described above, there are no other directors serving on the Board of Directors of Bed Bath & Beyond Inc.

Item 6.   Exhibits and Reports on Form 8-K

   (a) The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

   (b) No reports on Form 8-K were filed by the Company during the three month period ended August 25, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           BED BATH & BEYOND INC.
                                                (Registrant)


Date: October 8, 1996                  By: /s/ Ronald Curwin
                                           -----------------
                                           Ronald Curwin
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

     -----------------------------------------------------------------------




Exhibit No.                        Exhibit                         Page No.
-----------                        -------                         --------

    3             Certificate of Amendment of Certificate             12
                           of Incorporation

   11              Computation of Per Share Earnings                  13

   27              Financial Data Schedule                            14
                       (Filed electronically with SEC only)