Form 10-Q/A
period 1996-08-25
BED BATH & BEYOND INC
filed 1996-10-09
CIK 886158

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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



                                           BED BATH & BEYOND INC.
                                                (Registrant)


Date: October 9, 1996                  By: /s/ Ronald Curwin
                                           -----------------
                                           Ronald Curwin
                                           Chief Financial Officer and Treasurer

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