Form 10-Q
period 1996-11-24
BED BATH & BEYOND INC
filed 1997-01-07
CIK 886158

 ------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended November 24, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to _____________

                         COMMISSION FILE NUMBER 0-20214

                             BED BATH & BEYOND INC.
             (Exact name of registrant as specified in its charter)

                 NEW YORK                            11-2250488
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

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK:
         CLASS                                OUTSTANDING AT NOVEMBER 24, 1996
         -----                                --------------------------------
Common Stock -  $0.01 par value                          68,506,078

 ------------------------------------------------------------------------------

                                      INDEX

                                                                                                 PAGE NO.
                                                                                                 --------
PART I - FINANCIAL INFORMATION

     Consolidated Balance Sheets
       As of November 24, 1996 and February 25, 1996                                                 3

     Consolidated Statements of Earnings
       For the Three Month and Nine Month Periods Ended
       November 24, 1996 and November 26, 1995                                                       4

     Consolidated Statements of Cash Flows
       For the Nine Month Periods Ended
       November 24, 1996 and November 26, 1995                                                       5

     Notes to Consolidated Financial Statements                                                      6

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                                                 7 - 9



PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                                      10

     Exhibit Index                                                                                  11

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                November 24,           February 25,
                                                                   1996                    1996
                                                                   ----                    ----
                                                                (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                   $ 13,646                  $ 10,267
     Merchandise inventories                                      225,160                   148,383
     Prepaid expenses and other current assets                      2,292                     1,630
                                                                 --------                  --------

         Total current assets                                     241,098                   160,280
                                                                 --------                  --------

Property and equipment, net                                        86,241                    66,635
Other assets                                                       11,686                     8,895
                                                                 --------                  --------
                                                                 $339,025                  $235,810
                                                                 ========                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                            $ 86,545                  $ 39,025
     Accrued expenses and other current liabilities                44,954                    26,947
     Income taxes payable                                           4,244                     6,581
                                                                 --------                  --------

         Total current liabilities                                135,743                    72,553
                                                                 --------                  --------

Long-term debt                                                       --                       5,000
Deferred rent                                                       8,811                     6,811
                                                                 --------                  --------

                                                                  144,554                    84,364
                                                                 --------                  --------
Shareholders' equity:
     Preferred stock - $0.01 par value; authorized -
         1,000,000 shares; no shares issued or
         outstanding                                                 --                        --

     Common stock - $0.01 par value; authorized -
         November 24, 1996, 150,000,000 shares
         and February 25, 1996, 100,000,000 shares;
         issued and outstanding - November 24, 1996,
         68,506,078 shares and February 25,
         1996, 68,067,972 shares                                      685                       681

     Additional paid-in capital                                    52,576                    46,254
     Retained earnings                                            141,210                   104,511
                                                                 --------                  --------

         Total shareholders' equity                               194,471                   151,446
                                                                 --------                  --------

                                                                 $339,025                  $235,810
                                                                 ========                  ========

          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                               Three Months Ended                   Nine Months Ended
                                                               ------------------                   -----------------
                                                          November 24,     November 26,        November 24,      November 26,
                                                             1996             1995                1996              1995
                                                             ----             ----                ----              ----
Net sales                                                $   214,793       $    161,789        $   577,954       $    425,351
Cost of sales, including buying,
  occupancy and indirect costs                               126,129             94,845            339,565            249,319
                                                         -----------       ------------        -----------       ------------
        Gross profit                                          88,664             66,944            238,389            176,032
Selling, general and administrative expenses                  65,852             49,843            177,882            130,208
                                                         -----------       ------------        -----------       ------------
        Operating profit                                      22,812             17,101             60,507             45,824
Interest income (expense), net                                   225               (142)               404               (669)
                                                         -----------       ------------        -----------       ------------
        Earnings before provision for income taxes            23,037             16,959             60,911             45,155
Provision for income taxes                                     9,157              6,953             24,212             18,514
                                                         -----------       ------------        -----------       ------------
        Net earnings                                     $    13,880       $     10,006        $    36,699       $     26,641
                                                         ===========       ============        ===========       ============
Net earnings per share                                   $      0.20       $       0.14        $      0.52       $       0.38
                                                         ===========       ============        ===========       ============
Weighted average shares outstanding                       70,663,658         69,545,206         70,520,378         69,217,176
                                                         ===========       ============        ===========       ============


          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                        Nine Months Ended
                                                                        -----------------
                                                                November 24,             November 26,
                                                                    1996                     1995
                                                                    ----                     ----
Cash Flows from Operating Activities:
  Net earnings                                                    $ 36,699                 $ 26,641
  Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Depreciation and amortization                                9,624                    7,116
        Loss from disposal of property and equipment                  --                        102
        Increase in assets:
             Merchandise inventories                               (76,777)                 (59,329)
             Prepaid expenses and other current assets                (662)                  (1,800)
             Other assets                                           (2,791)                  (2,162)
        Increase (decrease) in liabilities:
             Accounts payable                                       47,520                   33,814
             Accrued expenses and other current liabilities         18,007                    9,493
             Income taxes payable                                   (2,337)                     (98)
             Deferred rent                                           2,000                    1,458
                                                                  --------                 --------

  Net cash provided by operating activities                         31,283                   15,235
                                                                  --------                 --------

Cash Flows from Investing Activities:
  Capital expenditures - lease purchases                              --                       (150)
  Capital expenditures - leasehold improvements
        and furniture and fixtures                                 (29,230)                 (18,277)
                                                                  --------                 --------

  Net cash used in investing activities                            (29,230)                 (18,427)
                                                                  --------                 --------

Cash Flows from Financing Activities:
  Net decrease in long-term debt                                    (5,000)                  (2,550)
  Proceeds from exercise of stock options                            6,326                    1,897
                                                                  --------                 --------

  Net cash provided by (used in) financing activities                1,326                     (653)
                                                                  --------                 --------

  Net increase (decrease) in cash and cash equivalents               3,379                   (3,845)

Cash and cash equivalents:
  Beginning of period                                               10,267                    6,463
                                                                  --------                 --------
  End of period                                                   $ 13,646                 $  2,618
                                                                  ========                 ========



          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)       BASIS OF PRESENTATION

The accompanying consolidated financial statements, except for the February 25, 1996 consolidated balance sheet, have been prepared without audit. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of November 24, 1996 and February 25, 1996 and the results of their operations for the three month and nine month periods ended November 24, 1996 and November 26, 1995, respectively, and cash flows for the nine month periods ended November 24, 1996 and November 26, 1995. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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


3)       AUTHORIZED SHARES OF COMMON STOCK

In July 1996, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of common stock (par value $.01 per share) from 100,000,000 shares to 150,000,000 shares.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months November 24, 1996 vs. Three Months November 26, 1995

Net sales for the third quarter ended November 24, 1996 were $214.8 million, an increase of $53.0 million or approximately 32.8% over net sales of $161.8 million for the corresponding quarter last year. Approximately 82.6% of the increase was attributable to new store net sales. The increase in comparable store net sales in the third quarter of 1996 was approximately 6.4%. The comparable store net sales results are attributable to a number of factors including, but not limited to, the continued consumer acceptance of the Company's merchandise offerings and customer service, and the generally favorable retailing environment. Approximately 55% and 45% of net sales for the third quarter were attributable to sales of domestics merchandise and home furnishings merchandise, respectively.

Gross profit for the third quarter of 1996 was $88.7 million or 41.3% of net sales compared with $66.9 million or 41.4% of net sales during the third quarter of 1995.

Selling, general and administrative expenses ("SG&A") were $65.9 million in the third quarter of 1996 compared with $49.8 million in the same quarter last year and as a percentage of net sales were 30.7% and 30.8%, respectively.

Expenses associated with store advertising are charged to earnings as incurred. For the three months ended November 24, 1996 and November 26, 1995, advertising expenses amounted to $3.9 million and $3.0 million, respectively.

Operating profit in the third quarter of 1996 increased to $22.8 million from $17.1 million in the third quarter of 1995, reflecting primarily the increase in net sales which was partially offset by increases in cost of sales and SG&A.

Nine Months November 24, 1996 vs. Nine Months November 26, 1995

Net sales for the nine months ended November 24, 1996 were $578.0 million, an increase of $152.6 million or approximately 35.9% over net sales of $425.4 million for the corresponding period last year. Approximately 83.8% of the increase was attributable to new store net sales. The increase in comparable store net sales for the first nine months of 1996 was approximately 6.3%. The comparable store net sales results are attributable to a number of factors including, but not limited to, the continued consumer acceptance of the Company's merchandise offerings and customer service, and the generally favorable retailing environment. Approximately 55% and 45% of net sales for the first nine months were attributable to sales of domestics merchandise and home furnishings merchandise, respectively.

Gross profit for the first nine months of 1996 was $238.4 million or 41.2% of net sales compared with $176.0 million or 41.4% of net sales during the same period last year. The decrease of approximately 0.2% in gross profit, as a percentage of net sales, was attributable to a number of factors, including a different mix of sales during the first nine months of this year compared with the mix of sales in the corresponding period last year.

SG&A expenses were $177.9 million in the first nine months of 1996 compared with $130.2 million for the same period last year and as a percentage of net sales were 30.8% and 30.6%, respectively. The increase of approximately 0.2% in SG&A, as a percentage of net sales, was primarily attributable to increases in occupancy costs and expenses associated with new store openings, which were partially offset by a decrease in payroll and payroll related items.

Expenses associated with store advertising are charged to earnings as incurred. For the nine months ended November 24, 1996 and November 26, 1995, advertising expenses amounted to $9.0 million and $6.8 million, respectively.

Operating profit in the first nine months of 1996 increased to $60.5 million from $45.8 million for the same period last year, primarily resulting from the increase in net sales, which was partially offset by a slight increase in cost of sales and SG&A expenses.


EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both existing and new markets and the expansion or replacement of existing stores with larger stores. As a result of this program, the total number of stores has increased to 108 stores at the end of the third quarter of 1996 compared with 80 stores at the end of the corresponding quarter last year. Total square footage grew to 4,347,000 square feet at the end of the third quarter of 1996, from 3,214,000 square feet at the end of the third quarter of last year.

During the first nine months of fiscal 1996, the Company opened twenty-eight new superstores and expanded two stores resulting in an aggregate addition of 1,133,000 square feet to total store space. The Company does not anticipate opening any additional new stores or expanding/relocating any stores during the remainder of fiscal 1996.


FINANCIAL CONDITION

Total assets at November 24, 1996 were $339.0 million compared with $235.8 million at February 25, 1996, an increase of $103.2 million. Of the total increase, $80.8 million represented an increase in current assets and $22.4 million represented an increase in non-current assets. The increase in current assets was primarily attributable to an increase in merchandise inventories, which resulted from new store space and, to a lesser extent, the expansion of merchandise categories and assortments, as well as seasonal requirements.

Total liabilities at November 24, 1996 were $144.6 million compared with $84.4 million at February 25, 1996, an increase of $60.2 million. The increase was primarily attributable to a $47.5 million increase in accounts payable (resulting from an increase in inventories) and an $18.0 million increase in accrued expenses and other current liabilities, which was partially offset by a $5.0 million decrease in long-term debt.

Shareholders' equity was $194.5 million at November 24, 1996 compared with $151.4 million at February 25, 1996. The increase primarily reflects net earnings for the first nine months of fiscal 1996 and additional paid-in capital from the exercise of stock options.

Capital expenditures for the first nine months of fiscal 1996 were $29.2 million compared with $18.4 million for the corresponding period last year. The increase is primarily attributable to furniture and fixtures and leasehold improvements for the twenty-eight new superstores opened and two stores expanded during the first nine months compared to furniture and fixtures and leasehold improvements for the nineteen new superstores opened and two expanded stores in the same period last year.


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

   (b) No reports on Form 8-K were filed by the Company during the three month period ended November 24, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     BED BATH & BEYOND INC.
                                          (Registrant)


Date:   January 7, 1997              By: /s/ Ronald Curwin
                                         -----------------
                                          Ronald Curwin
                                          Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

     -----------------------------------------------------------------------


Exhibit No.                       Exhibit                                     Page No.
-----------                       -------                                     --------


   11                      Computation of Per Share Earnings                      12

   27                      Financial Data Schedule                                13
                                       (Filed electronically with SEC only)