Form 10-K
period 1997-03-01
BED BATH & BEYOND INC
filed 1997-05-28
CIK 886158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended March 1, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20214

                             BED BATH & BEYOND INC.
             (Exact name of registrant as specified in its charter)

                   NEW YORK                         11-2250488
           (State of incorporation)      (IRS Employer Identification No.)

                   650 LIBERTY AVENUE, UNION, NEW JERSEY     07083
               (Address of principal executive offices)     (Zip Code)

        Registrant's telephone number, including area code: 908/688-0888

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

As of May 9, 1997, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the NASDAQ National Market) was $1,364,329,887.*

Number of shares outstanding of the issuer's common stock (par value $0.01 per share) at May 9, 1997: 68,646,640.



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement filed on May 16, 1997 pursuant to Regulation 14A are incorporated by reference in Part III hereof.

Portions of the Registrant's Annual Report to Shareholders for the fiscal year-ended March 1, 1997 are incorporated by reference in Part II hereof.











* For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 18,348,764 shares beneficially owned by directors and executive officers, including in the case of the Co-Chief Executive Officers, partnerships in which they are general partners, and trusts and foundations affiliated with them. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.


                                                    PAGE 2 OF 2 PAGE COVER PAGE.

                                     PART I

         Unless otherwise indicated, the terms "Company" and "Bed Bath & Beyond" refer collectively to Bed Bath & Beyond Inc. and its subsidiaries. Effective February 26, 1996, the Company changed its fiscal year from the 52 or 53 week period ending on the Sunday nearest February 28 to the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 1996 consisted of 52 weeks and 6 days and ended on March 1, 1997; fiscal 1995 consisted of 52 weeks and ended on February 25, 1996; and fiscal 1994 consisted of 52 weeks and ended on February 26, 1995. Unless otherwise indicated, all references herein to periods of time (e.g., quarters and years) are to fiscal periods.


ITEM 1 - BUSINESS

INTRODUCTION

         Bed Bath & Beyond believes that it is the nation's largest operator of "superstores" selling predominantly better quality domestics merchandise and home furnishings typically found in better department stores. The term "superstore" as used herein means a store, other than a department store, that is larger in size than the typical stores in its market selling similar product categories and offers a breadth and depth of selection in most of its product categories that far exceeds what is available in such stores. The Company offers a wide assortment of merchandise at everyday low prices that are substantially below regular department store prices and generally comparable to or below department store sale prices. The Company's domestics merchandise line includes items such as bed linens, bath accessories and kitchen textiles, and the Company's home furnishings line includes items such as cookware, dinnerware, glassware and basic housewares. The Company believes that it offers a breadth and depth of selection in most of its product categories that far exceeds what is generally available in department stores or other specialty retail stores and that this enables it to offer customers the convenience of one-stop shopping for most household items.

         As of May 9, 1997, the Company operated 114 stores in 26 states:
Alabama (1), Arizona (2), California (14), Colorado (2), Connecticut (3), Florida (11), Georgia (5), Illinois (8), Indiana (2), Kansas (1), Maryland (4), Massachusetts (4), Michigan (4), Missouri (1), New Jersey (7), New Mexico (1), New York (11), North Carolina (2), Ohio (4), Oklahoma (1), Pennsylvania (2), Tennessee (2), Texas (13), Virginia (7), Washington (1) and Wisconsin (1). 110 of these stores use the superstore format that was pioneered by the Company in 1985. These stores are on average approximately 41,000 square feet in size and carry the Company's full line of both domestics merchandise and home furnishings. The other four stores, all established prior to 1986, are smaller stores that primarily carry domestics merchandise.


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

         The Company has been engaged in an ongoing expansion program involving the opening of new superstores (including 28 in 1996, 19 in 1995 and 16 in 1994) and the expansion of existing stores (including two in 1996, two in 1995 and four in 1994). As a result of its expansion program, the Company's store space has increased from approximately 917,000 square feet at the beginning of 1992 to approximately 4,347,000 square feet at the end of 1996. The Company's expansion program is continuing, and the Company currently anticipates that in 1997 it will open approximately 30 new superstores, which includes the six new superstores opened through May 9, 1997.


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

         MERCHANDISE SELECTION

         The Company's 110 superstores offer both domestics merchandise and home furnishings, while the Company's four smaller stores offer primarily domestics merchandise. The Company's merchandise lines include:

         Domestics Merchandise

         o bed linens and related items: sheets, comforters, comforter covers, bedspreads, quilts, window treatments, decorative pillows, blankets, dust ruffles, bed pillows and mattress pads.

         o bath accessories: towels, shower curtains, waste baskets, hampers, bathroom rugs and wall hardware.

         o kitchen textiles: tablecloths, placemats, cloth napkins, dish towels and chair pads.

         Home Furnishings

         o kitchen and tabletop items: cookware, cutlery, kitchen gadgets, dinnerware, bakeware, flatware, drinkware, serveware and glassware.

         o basic housewares: storage items, closet-related items (such as hangers, organizers and shoe racks), general housewares (such as brooms, garbage pails and ironing boards), lifestyle accessories (such as lamps, chairs, ready to assemble furniture, wicker and clocks) and small electric appliances (such as blenders, coffee makers, vacuums, irons, toaster ovens and hair dryers).

         o general home furnishings: giftwrap, candles, personal care products, picture frames, wall art, juvenile items (such as toys and children's books), artificial plants and flowers and seasonal merchandise (such as summer and holiday related items).

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

         The Company's merchandise consists primarily of better quality merchandise typically found at better department stores. For those product lines that have brand names associated with them, the Company generally offers leading brand name merchandise (including Wamsutta, Martex, Fieldcrest Cannon, Croscill, Laura Ashley, Calphalon, Mikasa, Krups, J.A. Henckels, All-Clad, Portmeirion, Rowenta, Black & Decker, Rubbermaid, Springs, Braun, Pillowtex and Waverly). The Company estimates that brand name merchandise accounts for a significant portion of its net sales.

         The Company offers a breadth and depth of product selection that enables customers to select among a wide assortment of styles, brands, colors and designs within each of the Company's major product lines. The Company also generally maintains consistent in-stock availability of merchandise in order to reinforce customer perception of wide selection and build customer loyalty. The Company estimates that many of its 110 superstores carry in excess of 30,000 stock-keeping units.

         PRICING POLICY

         The Company's pricing policy is to maintain everyday low prices that are substantially below regular department store prices and generally comparable to or below department store sale prices. The Company regularly monitors price levels at its competitors in order to ensure that the Company's prices are being maintained in accordance with its pricing policy. The Company believes that the application of its everyday low price policy is essential to maintaining the integrity of this policy and is an important factor in establishing its reputation among customers.

         Because the Company has an everyday low price policy, the Company does not run sales. However, the Company uses periodic markdowns and semi-annual clearances for merchandise that it has determined to discontinue carrying. In addition, the Company's direct mail and newspaper insert advertising includes a coupon, which is redeemed at the point-of-sale. The Company also honors competitor coupons.

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

         CUSTOMER SERVICE

         The Company places great emphasis on customer service and satisfaction and, over the past 26 years, has sought to make this a defining feature of its corporate culture. All managers provide leadership by example in this area by regularly spending time assisting customers on the selling floor. The Company believes that its success in the area of customer service is evidenced by its ability to rely primarily on "word of mouth advertising".

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

         ADVERTISING

         In general, the Company relies on "word of mouth advertising" and on its reputation for offering a wide assortment of quality merchandise at everyday low prices, supplemented by the use of paid advertising. The Company uses direct mail and newspaper inserts as its primary vehicles of paid advertising. In certain instances, paid radio and television advertising may be used. Also, in connection with the opening of new stores, the Company uses direct mail and newspaper inserts. The Company believes that its ability to rely primarily on "word of mouth advertising" will continue and that its limited use of paid advertising permits it to spend less on advertising than a number of its competitors.

EXPANSION

         The Company is engaged in an ongoing expansion program involving the opening of new stores in both existing and new markets and the expansion or replacement of existing stores with larger stores. As a result of this program, the total number of stores has increased from 34 at the beginning of 1992 to 108 at the end of 1996, and the total square footage of store space has increased from approximately 917,000 square feet at the beginning of 1992 to approximately 4,347,000 square feet at the end of 1996.

         The table below sets forth information concerning the Company's expansion program for the periods indicated:

                                                                          STORE SPACE                       NUMBER OF STORES
                 REPLACED          NEW        CLOSED             BEGINNING           END              BEGINNING         END
       YEAR     STORES (1)     STORES (2)     STORES              OF YEAR          OF YEAR             OF YEAR        OF YEAR
       ----     ----------     ----------     ------             --------          -------             -------        -------
                                                                  (IN SQUARE FEET)
       1992         5              4             --               917,000        1,128,000              34               38
       1993         4              9             2              1,128,000        1,512,000              38               45
       1994         4             16             --             1,512,000        2,339,000              45               61
       1995         2             19             --             2,339,000        3,214,000              61               80
       1996         2             28             --             3,214,000        4,347,000              80              108

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

         The Company expects to open new superstores in existing markets and new markets. In determining where to open new superstores, the Company evaluates a number of factors, including the availability of prime real estate and demographic information (such as data relating to income and education levels, age and occupation). The Company believes that because it does not use central distribution centers and since it relies on paid advertising to only a limited extent, it has the flexibility to enter a new market with only a single store.

         From the end of fiscal 1996 through May 9, 1997, the Company has opened six stores which are located in: Naperville, Illinois; Northville, Michigan; Buffalo, New York; Charlotte, North Carolina; San Antonio, Texas; and Madison, Wisconsin. During the balance of 1997, the Company currently anticipates that it will open approximately 24 additional stores. The Company has already leased sites for 22 additional stores to be located in: Birmingham, Alabama; Mesa, Arizona; Oceanside and Thousand Oaks, California; Golden, Colorado; Jacksonville, Florida; Augusta, Georgia; Braintree, Massachusetts; Ballwin, Kansas City and St. Peters, Missouri; East Hanover and Woodbridge, New Jersey; New York City (Queens), New York; Tigard, Oregon; Pittsburgh (2) and Wynnewood, Pennsylvania; Grapevine, Humble and San Antonio, Texas; and Richmond, Virginia; and is in lease negotiations for several additional sites.

         The Company has built its management structure with a view towards its expansion and believes that as a result the Company has the management depth necessary to support its anticipated expansion program. Each of the Company's area managers typically supervise from three to five stores. Each of the Company's district managers typically supervise four to eight stores, even though the Company believes that each district manager has the capacity to supervise up to ten stores.

STORE OPERATIONS

         MERCHANDISING

         The Company maintains its own central buying staff, comprised of two general merchandise managers and 11 senior buyers. The merchandise mix for each store is selected by the central buying staff, in consultation with store managers and other local store personnel. The factors taken into account in selecting the merchandise mix for a particular store include store size and configuration and local market conditions such as climate and demographics.

         The central buying staff is responsible for ordering the initial inventory required upon the opening of each store and for ordering the first shipment of any new product line that may subsequently be added to a store's merchandise mix. Local store personnel are thereafter primarily responsible for monitoring inventory levels and re-ordering merchandise as required. In addition, local store personnel are encouraged to monitor local sales trends and market conditions and tailor the merchandise mix as appropriate to respond to changing trends and conditions. The Company believes that its policy of having reordering performed at the local store level, rather than centrally, and having local store personnel determine the appropriate quantity to reorder encourages entrepreneurship at the store level and better ensures that in-stock availability will be maintained in accordance with the specific requirements of each store.

         The Company's central buying staff also services two smaller stores operated by a third party under a franchise arrangement.

         The Company purchases its merchandise from approximately 2,200 suppliers. In 1996, the Company's largest supplier accounted for approximately 7% of the Company's merchandise purchases and the Company's 10 largest suppliers accounted for approximately 25% of such purchases. The Company purchases substantially all of its merchandise in the United States, the majority from domestic manufacturers and the balance from importers. On a limited basis, the Company makes direct purchases from overseas sources. The Company has no long-term contracts for the purchase of merchandise. The Company believes that most merchandise, other than brand name goods, is available from a variety of sources and that most brand name goods can be replaced with comparable merchandise.

         WAREHOUSING

         Merchandise is shipped to each store from the Company's vendors, making it unnecessary for the Company to maintain any central distribution centers. As a result of the floor to ceiling displays used by the Company, a substantial amount of merchandise is displayed on the sales floor of each store at all times. Additional merchandise not displayed on the sales floor is stored in separate warehouse space that is included in each store (with an estimated 10% to 15% of the space of each store being dedicated to warehouse and receiving space). In the case of several stores, merchandise is also stored at nearby supplemental storage space leased by the Company. At present, the warehouse space included in the Company's stores provides approximately 85% of the Company's warehouse space requirements and such nearby supplemental storage space provides the balance.

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

         In general, stores are staffed with one to three assistant managers and three to six department managers who report to a store manager, who in turn is supervised by an area or district manager. Area and district managers report to one of several regional managers who in turn report to one of two directors of store operations. Decisions relating to pricing, advertising and markdowns for all stores are made centrally in the Company's Buying Office, and certain store support functions (such as finance and management information systems) are performed centrally in the Company's Corporate Office.

         TRAINING

         The Company places great emphasis on the training of store level management. All entry management personnel are generally required to work in different departments of the store in order to acquire an overall understanding of store operations. In addition, entry management personnel are trained in a number of areas, including sales techniques, management techniques and product knowledge.

         The Company's policy is to build its management organization from within. Each of the Company's area, district and regional managers was recruited from the ranks of the Company's store managers and each of the Company's store managers joined the Company in an entry level position. The Company believes that its policy of promoting from within, as well as the opportunities for advancement generated by its ongoing expansion program, serve as an incentive to persons to seek and retain employment with the Company and results in low turnover among its managers.

EMPLOYEES

         As of March 1, 1997, the Company employed approximately 7,000 persons, of whom approximately 4,500 were full-time employees and 2,500 were part-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are excellent and that the labor turnover rate among its management employees is lower than that experienced in the industry.

SEASONALITY

         The Company's business exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December, and generally lower in February and March.

COMPETITION

         The market for domestics merchandise and home furnishings is fragmented and highly competitive. While the Company believes it is the preeminent marketer in the superstore segment of the home goods industry, it competes directly with a number of chains of superstores selling domestics merchandise and home furnishings. In addition, the Company competes with many different types of retail stores that sell many or most of the products sold by the Company. Such competitors include: (i) better department stores, which often carry many of the same product lines as the Company but do not typically have the same depth or breadth of product selection, (ii) specialty stores (such as specialty linens or housewares retailers), which often have a depth of product selection but typically carry only a limited portion of the product lines carried by the Company, and (iii) discount and mass merchandise stores. In addition, the Company competes to a more limited extent with factory outlet stores that typically offer limited quantities or limited lines of better quality merchandise at discount prices. Some of the Company's competitors operate substantially more stores and have substantially greater financial and other resources than the Company, including, in a few cases, better name recognition.

         The Company believes that it is the largest operator of superstores selling predominantly better quality domestics merchandise and home furnishings typically found in better department stores, and that it is well positioned to compete successfully in its markets as measured by several factors, including pricing, breadth and quality of product selection, in-stock availability of merchandise, effective merchandise presentation, customer service and store locations.

         The visibility of the Company has encouraged superstore competitors to imitate the Company's format and methods. Other retail chains continue to introduce new store concepts which include many of the product lines carried by the Company. There can be no assurance that the operation of competitors, including those companies operating stores similar to those of Bed Bath & Beyond, will not have a material effect on the Company.

TRADE NAMES AND SERVICE MARKS

         The Company uses the "Bed Bath & Beyond" name as a trade name and as a service mark in connection with retail services. The Company has registered the "Bed Bath & Beyond" name and logo as service marks with the United States Patent and Trademark Office. Management believes that the name is an important element of the Company's merchandising strategy. The Company currently operates several stores under other names. The Company has entered into agreements pursuant to which it believes it will be able to operate anywhere in the United States under the Bed Bath & Beyond name.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age and business experience of the executive officers of the Registrant:

NAME                                                   AGE              POSITIONS
----                                                   ---              ---------
Warren Eisenberg                                        66       Chairman, Co-Chief Executive Officer
                                                                   and Director
Leonard Feinstein                                       60       President, Co-Chief Executive Officer
                                                                   and Director
Steven H. Temares                                       38       Executive Vice President - Chief Operating
                                                                   Officer
Ronald Curwin                                           67       Chief Financial Officer and Treasurer

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

         Mr. Temares was promoted to Executive Vice President - Chief Operating Officer of the Company in January 1997. He joined the Company in June 1992 serving as Director of Real Estate and General Counsel. Prior to June 1992, Mr. Temares engaged in the private practice of law.

         Mr. Curwin, a certified public accountant, joined the Company in September 1994 as Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Curwin was engaged as a registered representative in the financial services industry. Prior to 1992, Mr. Curwin was Chief Financial Officer of Channel Home Centers, Inc., a retailer of home improvement products.

         The Company's officers are elected by the Board of Directors for one-year terms and serve at the discretion of the Board of Directors. No family relationships exist between any of the executive officers or directors of the Company.

ITEM 2 - PROPERTIES

         The Company's 114 stores are located in 26 states, principally in suburban areas of medium and large sized cities. These stores are situated in strip and power strip shopping centers, as well as in major off-price and conventional malls, and free standing buildings. The Company's superstores range in size from 13,000 to 85,000 square feet, but are predominantly between 30,000 and 50,000 square feet in major markets. The Company's four smaller stores range in size from 7,000 to 11,000 square feet. In both superstores and smaller stores, approximately 80% to 85% of store space is used for selling areas and the balance for warehouse, receiving and office space.

         The table below sets forth the number of stores located in each state as of May 9, 1997:

                                          Number                                                Number
                  State                  of Stores                       State                 of Stores
                  -----                  ---------                       -----                 ---------
               Alabama                       1                      Missouri                       1
               Arizona                       2                      New Jersey                     7
               California                   14                      New Mexico                     1
               Colorado                      2                      New York                      11
               Connecticut                   3                      North Carolina                 2
               Florida                      11                      Ohio                           4
               Georgia                       5                      Oklahoma                       1
               Illinois                      8                      Pennsylvania                   2
               Indiana                       2                      Tennessee                      2
               Kansas                        1                      Texas                         13
               Maryland                      4                      Virginia                       7
               Massachusetts                 4                      Washington                     1
               Michigan                      4                      Wisconsin                      1

         The Company currently leases all of its existing stores. The leases provide for original lease terms that generally range from five to fifteen years and certain leases provide for renewal options, that range from five to fifteen years, often at increased rents. Certain leases provide for scheduled rent increases (which, in the case of fixed increases, the Company accounts for on a straight line basis over the noncancelable lease term) and/or for contingent rent (based upon store sales exceeding stipulated amounts).

         The Company also leases merchandise storage space in five locations amounting to approximately 96,000 square feet. This space is used to supplement the warehouse facilities in the Company's stores in proximity to these locations. See Item 1 "Business--Store Operations--Warehousing."

         The Company's Corporate Office is located in 63,500 square feet of office space that the Company leases in Union, New Jersey. The Company's Buying Office is located in 26,400 square feet of office space that the Company leases in Farmingdale, New York.

ITEM 3 - LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended March 1, 1997.


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

                                                                  HIGH               LOW
               Fiscal 1995:
               1st Quarter                                     $  13 1/4        $  9
               2nd Quarter                                        16 1/2           10 5/16
               3rd Quarter                                        18 7/16          12 1/2
               4th Quarter                                        22 7/16          15

               Fiscal 1996:
               1st Quarter                                     $  31 1/2        $  19 11/16
               2nd Quarter                                        31               18 1/4
               3rd Quarter                                        29 3/4           20 3/8
               4th Quarter                                        31 3/4           24 1/8

               Fiscal 1997:
               1st Quarter (through May 9, 1997)                  29 1/4           22 7/8

           The common stock is quoted through the NASDAQ National Market System under the symbol "BBBY". On May 9, 1997, there were approximately 500 shareholders of record of the common stock (without including individual participants in nominee security position listings). On May 9, 1997, the last reported sale price of the common stock was $27 1/8.

           For the foreseeable future, the Company intends to retain all earnings for use in the operation and expansion of its business and, accordingly, the Company currently has no plans to pay dividends on its common stock. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors. At present, the Company's ability to pay dividends is limited under its Credit Agreement. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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


ITEM 6 - SELECTED FINANCIAL DATA

           The information required by this item is included in the registrant's Annual Report to Shareholders for the year ended March 1, 1997 on page 1 and is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is included in the registrant's Annual Report to Shareholders for the year ended March 1, 1997 on pages 10 through 13 and is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this item are included in the registrant's Annual Report to Shareholders for the year ended March 1, 1997 on pages 14 through 24 and are incorporated herein by reference. These financial statements are indexed under Item 14(a)(1).

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

         The information required by this Part III (Items 10, 11, 12 and 13) is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 26, 1997 filed with the Commission pursuant to Regulation 14A. The Compensation Report of the Board of Directors and the performance graph included in such Proxy Statement shall not be deemed incorporated herein by reference.

                                     PART IV

          ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                                   ON FORM 8-K

(a) (1)  FINANCIAL STATEMENTS

         The following financial statements and reports are incorporated by reference to pages 14 through 24 of the Company's Annual Report to Shareholders for the fiscal year ended March 1, 1997:

         Consolidated Balance Sheets as of March 1, 1997 and February 25, 1996

         Consolidated Statements of Earnings for the fiscal years ended March 1, 1997, February 25, 1996 and February 26, 1995

         Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended March 1, 1997, February 25, 1996 and February 26, 1995

         Consolidated Statements of Cash Flows for the fiscal years ended March 1, 1997, February 25, 1996 and February 26, 1995

         Notes to Consolidated Financial Statements

         Independent Auditors' Report

(a) (2)  FINANCIAL STATEMENT SCHEDULES

         All schedules are omitted because they are not required, not applicable or the information is included in the financial statements or notes thereto.

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

                                                    BED BATH & BEYOND INC.


                                           BY:    /s/ WARREN EISENBERG
                                                  ----------------------------
                                                  WARREN EISENBERG
                                                  CHAIRMAN, CO-CHIEF EXECUTIVE
                                                  OFFICER AND DIRECTOR

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                            CAPACITY                                    DATE
---------                                            --------                                    ----
                                                     Chairman, Co-Chief
/s/ WARREN EISENBERG                                 Executive Officer and Director
-----------------------------------                  (principal executive officer)               May 28, 1997
WARREN EISENBERG

                                                     President, Co-Chief
/s/ LEONARD FEINSTEIN                                Executive Officer and Director              May 28, 1997
-----------------------------------
LEONARD FEINSTEIN
                                                     Chief Financial Officer
                                                     and Treasurer (principal financial
/s/ RONALD CURWIN                                    and accounting officer)                     May 28, 1997
-----------------------------------
RONALD CURWIN

/s/ KLAUS EPPLER
-----------------------------------                  Director                                    May 28, 1997
KLAUS EPPLER

/s/ ROBERT S. KAPLAN
-----------------------------------                  Director                                    May 28, 1997
ROBERT S. KAPLAN

/s/ ROBERT J. SWARTZ
-----------------------------------                  Director                                    May 28, 1997
ROBERT J. SWARTZ

                                 EXHIBIT INDEX

Unless otherwise indicated, exhibits are incorporated by reference to the correspondingly numbered exhibits to the Company's Registration Statement on Form S-1 (Commission File No. 33-47250)

EXHIBIT
  NO.                                           EXHIBIT                                                                      PAGE
-------                                         -------                                                                      ----
   3.1          Restated Certificate of Incorporation                                                                         --

   3.2          Certificate of Amendment to the Company's Certificate of Incorporation (incorporated by reference              --
                to Exhibit 3 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended August 25, 1996)

   3.3          Amended and Restated By-laws                                                                                  --

  10.1          Credit Agreement among the company, bed 'n bath Stores, Inc., BBBL, Inc., BBBY                                --
                Management Corporation, Chemical Bank New Jersey, N.A., Chemical Bank and Chemical
                Bank New Jersey, N.A. as Agent (incorporated by reference to Exhibit 28 to the Company's
                Form 8-K dated November 14, 1994)

  10.2*         Employment Agreement between the Company and Warren Eisenberg, as amended                                     --
                (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on
                Form S-1 Commission File No. 33-47250 and Exhibit 99.1 to the Company's Registration
                Statement on Form S-3 Commission File No. 33-66860)

  10.3*         Employment Agreement between the Company and Leonard Feinstein, as amended                                    --
                (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement
                on Form S-1 Commission File No. 33-47250 and Exhibit 99.2 to the Company's Registration Statement
                on Form S-3 Commission File No. 33-66860)

  10.4*         Company's 1992 Stock Option Plan, as amended (incorporated by reference to Exhibit 28 to the Company's Form S-8 dated October 14, 1994)

  10.5*         Agreement Concerning "Split Dollar" Life Insurance Plan, dated May 9, 1994, among                             --
                the Company, Jay D. Waxenberg, as trustee of the Warren Eisenberg Life Insurance Trust,
                Warren Eisenberg and Maxine Eisenberg (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended February 27, 1994)

  10.6*         Agreement Concerning "Split Dollar" Life Insurance Plan, dated May 9, 1994, among                             --
                the Company, Jay D. Waxenberg, as trustee of the Leonard Joseph Feinstein Life Insurance
                Trust, Leonard Joseph Feinstein and Susan Feinstein (incorporated by reference to
                Exhibit 10.13 to the Company's Form 10-K for the year ended February 27, 1994)

  10.7*         Agreement Concerning "Split Dollar" Life Insurance Plan, dated June 16, 1995, among the                       --
                Company, Jay D. Waxenberg, as trustee of the Warren Eisenberg Life Insurance Trust,
                Warren Eisenberg and Maxine Eisenberg

  10.8*         Agreement Concerning "Split Dollar" Life Insurance Plan, dated June 16, 1995, among the
                Company, Jay D. Waxenberg, as trustee of the Leonard Joseph Feinstein Life Insurance Trust,
                Leonard Joseph Feinstein and Susan Feinstein


EXHIBIT
  NO.                                            EXHIBIT                                                                       Page
------                                           -------                                                                       ----
    10.9        First Amendment to the Credit Agreement among the Company, bed 'n bath Stores, Inc.,                            --
                BBBL, Inc., BBBY Management Corporation, Chemical Bank New Jersey, N.A.,
                Chemical Bank and Chemical Bank New Jersey, N.A. as Agent, dated October 1, 1995

    10.10       Company's 1996 Stock Option Plan (incorporated by reference to the Company's                                    --
                Form S-8 dated December 16, 1996, Commission File No. 333-18011)

    10.11**     Second Amendment to the Credit Agreement among the Company, bed 'n bath Stores, Inc.,
                BBBL, Inc., BBBY Management Corporation, Chemical Bank New Jersey, N.A.,
                Chemical Bank and Chemical Bank New Jersey, N.A. as Agent, dated February 24, 1997

    11**        Computation of per share earnings

    13**        Company's 1996 Annual Report, certain portions of which have been incorporated by reference herein

    21**        Subsidiaries of the Company
                Commission File No. 33-1

    23**        Independent Auditors' Consent

    27          Financial Data Schedule (Filed electronically with SEC only.)

*     This is a management contract or compensatory plan or arrangement.
**    Filed herewith.