Form 10-Q
period 1997-05-31
BED BATH & BEYOND INC
filed 1997-07-15
CIK 886158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 31, 1997

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

       Registrant's telephone number, including area code: (908) 688-0888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK:
         CLASS                                      OUTSTANDING AT MAY 31, 1997
Common Stock -  $0.01 par value                              68,664,942

                                     INDEX

                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

     Consolidated Balance Sheets
       As of May 31, 1997 and March 1, 1997                                   3

     Consolidated Statements of Earnings
       For the Three Months Ended May 31, 1997 and May 26, 1996               4

     Consolidated Statements of Cash Flows
       For the Three Months Ended May 31, 1997 and May 26, 1996               5

     Notes to Consolidated Financial Statements                               6

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                          7 - 8



PART II - OTHER INFORMATION

     Item 2. Changes in Securities                                            9

     Item 4. Submission of Matters to a Vote of Security Holders         9 - 10

     Item 6. Exhibits and Reports on Form 8-K                                10

     Exhibit Index                                                           11

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                      May 31,          March 1,
                                                                                       1997             1997
                                                                                   (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                                        $ 44,095        $ 38,765
     Merchandise inventories                                                           234,633         187,185
     Prepaid expenses and other current assets                                           3,010           1,605
                                                                                      --------        --------

         Total current assets                                                          281,738         227,555
                                                                                      --------        --------

Property and equipment, net                                                             94,305          88,332
Other assets                                                                            14,514          14,038
                                                                                      --------        --------
                                                                                      $390,557        $329,925
                                                                                      ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                 $ 90,423        $ 47,821
     Accrued expenses and other current liabilities                                     53,135          47,923
     Income taxes payable                                                               11,261          10,132
                                                                                      --------        --------

         Total current liabilities                                                     154,819         105,876
                                                                                      --------        --------

Deferred rent                                                                           10,518           9,688
                                                                                      --------        --------

                                                                                       165,337         115,564
                                                                                      --------        --------
Shareholders' equity:
     Preferred stock - $0.01 par value; authorized -
         1,000,000 shares; no shares issued or
         outstanding                                                                        --              --

     Common stock-$0.01 par value; authorized - 150,000,000 shares; issued and outstanding - May 31, 1997, 68,664,942 shares and March 1, 1997,
         68,603,022 shares                                                                 687             686

     Additional paid-in capital                                                         55,100          54,149
     Retained earnings                                                                 169,433         159,526
                                                                                      --------        --------

         Total shareholders' equity                                                    225,220         214,361
                                                                                      --------        --------

                                                                                      $390,557        $329,925
                                                                                      ========        ========



          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                  Three Months Ended
                                                              May 31,             May 26,
                                                               1997                1996
                                                               ----                ----
Net sales                                                 $   213,662        $   159,658
  Cost of sales, including buying,
  occupancy and indirect costs                                126,304             93,870
                                                          -----------        -----------
        Gross profit                                           87,358             65,788
  Selling, general and administrative expenses                 71,548             53,127
                                                          -----------        -----------
        Operating profit                                       15,810             12,661
  Interest income                                                 637                142
                                                          -----------        -----------
        Earnings before provision for income taxes             16,447             12,803
  Provision for income taxes                                    6,540              5,089
                                                          -----------        -----------
        Net earnings                                      $     9,907        $     7,714
                                                          ===========        ===========
  Net earnings per share                                  $      0.14        $      0.11
                                                          ===========        ===========
  Weighted average shares outstanding                      70,700,211         70,479,479
                                                          ===========        ===========













          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                        Three Months Ended
                                                                    May 31,          May 26,
                                                                     1997             1996
                                                                   --------         --------
Cash Flows from Operating Activities:
  Net earnings                                                     $  9,907         $  7,714
  Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Depreciation and amortization                                 4,078            2,957
        Increase in assets:
             Merchandise inventories                                (47,448)         (30,683)
             Prepaid expenses and other current assets               (1,405)            (679)
             Other assets                                              (476)          (1,165)
        Increase in liabilities:
             Accounts payable                                        42,602           23,037
             Accrued expenses and other current liabilities           5,212            2,484
             Income taxes payable                                     1,129              282
             Deferred rent                                              830              633
                                                                   --------         --------

  Net cash provided by operating activities                          14,429            4,580
                                                                   --------         --------

Cash Flows from Investing Activities:

  Capital expenditures                                              (10,051)          (5,107)
                                                                   --------         --------

  Net cash used in investing activities                             (10,051)          (5,107)
                                                                   --------         --------

Cash Flows from Financing Activities:

  Net decrease in long-term debt                                         --           (5,000)
  Proceeds from exercise of stock options                               952            4,747
                                                                   --------         --------

  Net cash provided by (used in) financing activities                   952             (253)
                                                                   --------         --------

  Net increase (decrease) in cash and cash equivalents                5,330             (780)

Cash and cash equivalents:
  Beginning of period                                                38,765           10,267
                                                                   --------         --------
  End of period                                                    $ 44,095         $  9,487
                                                                   ========         ========








          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1)       BASIS OF PRESENTATION

The accompanying consolidated financial statements, except for the March 1, 1997 consolidated balance sheet, have been prepared without audit. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of May 31, 1997 and March 1, 1997 and the results of their operations and their cash flows for the three months ended May 31, 1997 and May 26, 1996, respectively. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to Bed Bath & Beyond Inc.'s Annual Report for the fiscal year ended March 1, 1997 for additional disclosures, including a summary of the Company's significant accounting policies.


2)       CLASSIFICATION OF THE BOARD OF DIRECTORS

In June 1997, the Company's Certificate of Incorporation was amended to provide for the classification of the Board of Directors into three separate classes.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months May 31, 1997 vs. Three Months May 26, 1996

Net sales for the first quarter ended May 31, 1997 were $213.7 million, an increase of $54.0 million or approximately 33.8% over net sales of $159.7 million for the corresponding quarter last year. Approximately 79.2% of the increase was attributable to new store net sales. The increase in comparable store net sales in the first quarter of 1997 was 6.8%. The increase in comparable net sales reflects a number of factors, including but not limited to, the continued consumer acceptance of the Company's merchandise offerings and customer service and the generally favorable retailing environment. Approximately 55% and 45% of net sales for the first quarter were attributable to sales of domestics merchandise and home furnishings merchandise, respectively.

Gross profit for the first quarter of 1997 was $87.4 million or 40.9% of net sales compared with $65.8 million or 41.2% of net sales during the first quarter of 1996. The decrease in gross profit, as a percentage of net sales, was attributable to a number of factors, including a different mix of sales during the first quarter of 1997 compared to the mix of sales during the first quarter of 1996, and an increase in coupons redeemed associated with the Company's marketing program.

Selling, general and administrative expenses ("SG&A") were $71.5 million in the first quarter of 1997 compared with $53.1 million in the same quarter last year and as a percentage of net sales were 33.5% and 33.3%, respectively. The increase in SG&A, as a percentage of net sales, primarily reflects increases in occupancy costs, which were partially offset by a decrease in payroll and payroll related items.

Operating profit in the first quarter of 1997 increased to $15.8 million from $12.7 million in the first quarter of 1996, reflecting primarily the increase in net sales which was partially offset by increases in cost of sales and SG&A.


EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both existing and new markets and the expansion or replacement of existing stores with larger stores. As a result of this program, the total number of stores has increased to 116 stores at the end of the first quarter of 1997 compared with 86 stores at the end of the corresponding quarter last year. Total square footage grew to 4,644,000 square feet at the end of the first quarter of 1997, from 3,481,000 square feet at the end of the first quarter of last year.

During the first quarter of fiscal 1997, the Company opened eight new stores resulting in an aggregate addition of 297,000 square feet to total store space. The Company anticipates opening approximately twenty-two additional stores and expanding several existing stores by the end of the fiscal year, aggregating approximately 1,030,000 square feet of store space.

FINANCIAL CONDITION

Total assets at May 31, 1997 were $390.6 million compared with $329.9 million at March 1, 1997, an increase of $60.6 million. Of the total increase, $54.2 million represented an increase in current assets and $6.4 million represented an increase in non-current assets. The increase in current assets was primarily attributable to an increase in merchandise inventories, which resulted from new store space and, to a lesser extent, the expansion of merchandise categories and assortments.

Total liabilities at May 31, 1997 were $165.3 million compared with $115.6 million at March 1, 1997, an increase of $49.8 million. The increase was primarily attributable to a $42.6 million increase in accounts payable (resulting from an increase in inventories) and a $5.2 million increase in accrued expenses and other current liabilities.

Shareholders' equity was $225.2 million at May 31, 1997 compared with $214.4 million at March 1, 1997. The increase primarily reflects net earnings for the first three months of fiscal 1997 and additional paid-in capital from the exercise of stock options.

Capital expenditures for the first three months of fiscal 1997 were $10.1 million compared with $5.1 million for the corresponding period last year. The increase is primarily attributable to leasehold improvements for the eight new stores opened during the first quarter compared to leasehold improvements for the six new stores opened and one store expanded in the same period last year.


FORWARD LOOKING STATEMENTS

This Form 10-Q may contain forward looking statements. Important factors which may affect these statements are contained in the Company's Annual Report to shareholders for the fiscal year ended March 1, 1997.

                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities

In June 1997, the Company's Certificate of Incorporation was amended to provide for the classification of the Board of Directors into three separate classes (the "Classified Board Amendment"). Accordingly, the holders of Common Stock at future meetings for the election of directors shall vote only for the directors to succeed those directors whose terms then expire. The Classified Board Amendment also requires the vote of the holders of at least 80% of Voting Stock, including the Common Stock, for any amendment or modification that has the effect of amending or modifying the Classified Board Amendment or the provisions of the By-laws relating to the Board of Directors or meetings of shareholders.


Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting was held on June 26, 1997. At the Annual Meeting, the following items were voted upon:

   1.    The election of five directors.

   2. The ratification of the appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending February 28, 1998.

   3.    The Classified Board Amendment.

The results of the voting were as follows:


                                              SHARES VOTED
                                                          Against/
Description                                For            Withheld

Election of the Board
of Directors:
   Warren Eisenberg                     64,220,070        2,268,839
   Leonard Feinstein                    64,231,436        2,257,473
   Robert J. Swartz                     63,859,802        2,629,107
   Klaus Eppler                         63,860,374        2,628,535
   Robert S. Kaplan                     63,868,887        2,620,022

                                                        SHARES VOTED
                                                          Against/
                                         For              Withheld              Abstentions
                                         ---              --------              -----------

Appointment of Auditors:

KPMG Peat Marwick LLP                   66,406,119           25,303             57,487


                                                           Against/                                  Broker
                                         For               Withheld         Abstentions             Non-Votes
                                         ---               --------         -----------             ---------
Amend the Company's
Certificate of Incorporation:           41,018,765       21,300,258            100,632             4,069,254

Item 6.   Exhibits and Reports on Form 8-K

(a) The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

(b) No reports on Form 8-K were filed by the Company during the three month period ended May 31, 1997.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                BED BATH & BEYOND INC.
                                ----------------------
                                     (Registrant)


Date: July 15, 1997              By:  /s/ Ronald Curwin
                                      -----------------
                                        Ronald Curwin
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