Form 10-Q
period 1997-08-30
BED BATH & BEYOND INC
filed 1997-10-14
CIK 886158

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                                  (MARK ONE)

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended August 30, 1997

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

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK:

      CLASS                                     OUTSTANDING AT AUGUST 30, 1997
      -----                                     ------------------------------
Common Stock -  $0.01 par value                       68,868,588

================================================================================

                                      INDEX





                                                                  PAGE NO.

PART I - FINANCIAL INFORMATION

   Consolidated Balance Sheets
     As of August 30, 1997 and March 1, 1997                           3

   Consolidated Statements of Earnings
     For the Three Month and Six Month Periods Ended
     August 30, 1997 and August 25, 1996                               4

   Consolidated Statements of Cash Flows
     For the Six Month Periods Ended
     August 30, 1997 and August 25, 1996                               5

   Notes to Consolidated Financial Statements                          6

   Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                     7 - 9



PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                          10

   Exhibit Index                                                      11

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                August 30,       March 1,
                                                                  1997            1997
                                                                  ----            ----
                                                               (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                    $ 49,162       $ 38,765
    Merchandise inventories                                       257,717        187,185
    Prepaid expenses and other current assets                       2,452          1,605
                                                                 --------       --------

      Total current assets                                        309,331        227,555
                                                                 --------       --------

Property and equipment, net                                        99,686         88,332
Other assets                                                       16,004         14,038
                                                                 --------       --------
                                                                 $425,021       $329,925
                                                                 ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                             $ 93,491       $ 47,821
    Accrued expenses and other current liabilities                 62,424         47,923
    Income taxes payable                                            9,743         10,132
                                                                 --------       --------

      Total current liabilities                                   165,658        105,876
                                                                 --------       --------

Deferred rent                                                      11,370          9,688
                                                                 --------       --------

                                                                  177,028        115,564
                                                                 --------       --------
Shareholders' equity:
    Preferred stock - $0.01 par value; authorized -
      1,000,000 shares; no shares issued or
      outstanding                                                      --             --

    Common stock - $0.01 par value;
      authorized - 150,000,000 shares;
      issued and outstanding - August 30, 1997,
      68,868,588 shares and March 1, 1997,
      68,603,022 shares                                               689            686

    Additional paid-in capital                                     58,424         54,149
    Retained earnings                                             188,880        159,526
                                                                 --------       --------
      Total shareholders' equity                                  247,993        214,361
                                                                 --------       --------

                                                                 $425,021       $329,925
                                                                 ========       ========


          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                            Three Months Ended                   Six Months Ended
                                                            ------------------                   ----------------
                                                       August 30,        August 25,         August 30,       August 25,
                                                          1997              1996               1997             1996
                                                          ----              ----               ----             ----
Net sales                                             $   266,895       $   203,503       $   480,557       $   363,161
Cost of sales, including buying,
  occupancy and indirect costs                            157,395           119,566           283,699           213,436
                                                      -----------       -----------       -----------       -----------
     Gross profit                                         109,500            83,937           196,858           149,725
Selling, general and administrative expenses               77,730            58,903           149,278           112,030
                                                      -----------       -----------       -----------       -----------
     Operating profit                                      31,770            25,034            47,580            37,695
Interest income                                               504                37             1,141               179
                                                      -----------       -----------       -----------       -----------
     Earnings before provision for income taxes            32,274            25,071            48,721            37,874
Provision for income taxes                                 12,827             9,966            19,367            15,055
                                                      -----------       -----------       -----------       -----------
     Net earnings                                     $    19,447       $    15,105       $    29,354       $    22,819
                                                      ===========       ===========       ===========       ===========
Net earnings per share                                $      0.27       $      0.21       $      0.41       $      0.32
                                                      ===========       ===========       ===========       ===========
Weighted average shares outstanding                    71,117,266        70,439,687        70,914,456        70,464,644
                                                      ===========       ===========       ===========       ===========

          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)



                                                                   Six Months Ended
                                                                   ----------------

                                                              August 30,      August 25,
                                                                 1997            1996
                                                                 ----            ----
Cash Flows from Operating Activities:
  Net earnings                                                $ 29,354        $ 22,819
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization                               8,415           6,132
     Increase in assets:
         Merchandise inventories                               (70,532)        (41,644)
         Prepaid expenses and other current assets                (847)           (716)
         Other assets                                           (1,966)         (2,046)
     Increase (decrease) in liabilities:
         Accounts payable                                       45,670          20,255
         Accrued expenses and other current liabilities         14,501          11,026
         Income taxes payable                                     (389)             47
         Deferred rent                                           1,682           1,290
                                                              --------        --------
  Net cash provided by operating activities                     25,888          17,163
                                                              --------        --------
Cash Flows from Investing Activities:

  Capital expenditures                                         (19,769)        (13,938)
                                                              --------        --------

  Net cash used in investing activities                        (19,769)        (13,938)
                                                              --------        --------

Cash Flows from Financing Activities:

  Net decrease in long-term debt                                    --          (5,000)
  Proceeds from exercise of stock options                        4,278           5,267
                                                              --------        --------

  Net cash provided by financing activities                      4,278             267
                                                              --------        --------

  Net increase in cash and cash equivalents                     10,397           3,492

Cash and cash equivalents:
  Beginning of period                                           38,765          10,267
                                                              --------        --------
  End of period                                               $ 49,162        $ 13,759
                                                              ========        ========


          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)    BASIS OF PRESENTATION

The accompanying consolidated financial statements, except for the March 1, 1997 consolidated balance sheet, have been prepared without audit. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of August 30, 1997 and March 1, 1997 and the results of their operations for the three month and six month periods ended August 30, 1997 and August 25, 1996, respectively, and cash flows for the six month periods ended August 30, 1997 and August 25, 1996. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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


3)    RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), was issued. SFAS No. 128 simplifies the standards for computing earnings per share and makes the United States standards for computing earnings per share more comparable to international standards. SFAS No. 128 requires presentation of "basic" earnings per share (which excludes dilution) and "diluted" earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share presented. The Company will adopt SFAS No. 128 before its fiscal year end, February 28, 1998, and does not believe the adoption will have a material impact on the Company's reported earnings per share.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months August 30, 1997 vs. Three Months August 25, 1996

Net sales for the second quarter ended August 30, 1997 were $266.9 million, an increase of $63.4 million or approximately 31.2% over net sales of $203.5 million for the corresponding quarter last year. Approximately 81.8% of the increase was attributable to new store net sales. The increase in comparable store net sales in the second quarter of 1997 was approximately 5.8%. The increase in comparable net sales reflects a number of factors, including but not limited to, the continued consumer acceptance of the Company's merchandise offerings and customer service and the generally favorable retailing environment. Approximately 55% and 45% of net sales for the second quarter were attributable to sales of domestics merchandise and home furnishings merchandise, respectively.

Gross profit for the second quarter of 1997 was $109.5 million or 41.0% of net sales compared with $83.9 million or 41.2% of net sales during the second quarter of 1996. The decrease in gross profit, as a percentage of net sales, was attributable to a number of factors, including a different mix of sales during the second quarter of 1997 compared to the mix of sales during the second quarter of 1996, and an increase in coupons redeemed associated with the Company's marketing program.

Selling, general and administrative expenses ("SG&A") were $77.7 million in the second quarter of 1997 compared with $58.9 million in the same quarter last year and as a percentage of net sales were 29.1% and 28.9%, respectively. The increase in SG&A, as a percentage of net sales, primarily reflects increases in occupancy costs, which were partially offset by a decrease in payroll and payroll related items.

Operating profit in the second quarter of 1997 increased to $31.8 million from $25.0 million in the second quarter of 1996, reflecting primarily the increase in net sales which was partially offset by increases in cost of sales and SG&A.

Six Months August 30, 1997 vs. Six Months August 25, 1996

Net sales for the six months ended August 30, 1997 were $480.6 million, an increase of $117.4 million or approximately 32.3% over net sales of $363.2 million for the corresponding period last year. Approximately 80.7% of the increase was attributable to new store net sales. The increase in comparable store net sales for the first six months of 1997 was approximately 6.2%.

Gross profit for the first six months of 1997 was $196.9 million or 41.0% of net sales compared with $149.7 million or 41.2% of net sales during the same period last year. The decrease in gross profit, as a percentage of net sales, was attributable to a number of factors, including a different mix of sales during the first six months of this year compared with the mix of sales in the corresponding period last year, and an increase in coupons redeemed associated with the Company's marketing program.

SG&A was $149.3 million in the second quarter of 1997 compared with $112.0 million in the same quarter last year and as a percentage of net sales were 31.1% and 30.8%, respectively. The increase in SG&A, as a percentage of net sales, primarily reflects increases in occupancy costs, which were partially offset by a decrease in payroll and payroll related items.

Operating profit in the first six months of 1997 increased to $47.6 million from $37.7 million for the same period last year, primarily resulting from the increase in net sales, which was partially offset by an increase in cost of sales and SG&A expenses.


EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both existing and new markets and the expansion or replacement of existing stores with larger stores. As a result of this program, the total number of stores has increased to 122 stores at the end of the second quarter of 1997 compared with 90 stores at the end of the corresponding quarter last year. Total square footage grew to 4,916,000 square feet at the end of the second quarter of 1997, from 3,619,000 square feet at the end of the second quarter of last year.

During the first six months of fiscal 1997, the Company opened 14 new superstores and expanded one store resulting in an aggregate addition of 569,000 square feet to total store space. The Company anticipates opening approximately 19 additional superstores and expanding two stores by the end of the fiscal year, aggregating approximately 850,000 square feet of store space.


FINANCIAL CONDITION

Total assets at August 30, 1997 were $425.0 million compared with $329.9 million at March 1, 1997, an increase of $95.1 million. Of the total increase, $81.8 million represented an increase in current assets and $13.3 million represented an increase in non-current assets. The increase in current assets was primarily attributable to an increase in merchandise inventories, which resulted from new store space and, to a lesser extent, the changes in merchandising mix.

Total liabilities at August 30, 1997 were $177.0 million compared with $115.6 million at March 1, 1997, an increase of $61.5 million. The increase was primarily attributable to a $45.7 million increase in accounts payable (resulting from an increase in inventories) and a $14.5 million increase in accrued expenses and other current liabilities.

Shareholders' equity was $248.0 million at August 30, 1997 compared with $214.4 million at March 1, 1997. The increase primarily reflects net earnings for the first six months of fiscal 1997 and additional paid-in capital from the exercise of stock options.

Capital expenditures for the first six months of fiscal 1997 were $19.8 million compared with $13.9 million for the corresponding period last year. The increase is primarily attributable to furniture and fixtures and leasehold improvements for the 14 new superstores opened and one store expanded during the first six months compared to furniture and fixtures and leasehold improvements for the ten new superstores opened and one expanded store in the same period last year.

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

  (b) No reports on Form 8-K were filed by the Company during the three month period ended August 30, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          BED BATH & BEYOND INC.
                                              (Registrant)

Date: October 14, 1997               By:  /s/ Ronald Curwin
                                          -------------------------------------
                                          Ronald Curwin
                                          Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX


Exhibit No.                        Exhibit                                  Page No.
-----------                        -------                                  --------
  3.1            Certificate of Amendment of Certificate                    12 - 14
                        of Incorporation

  3.2            Certificate of Change of Bed Bath & Beyond Inc.            15 - 16
                        (Under Section 805-A of the Business
                        Corporation Law)

  3.3            Amended and Restated By-Laws                               17 - 27
                        (As amended through June 26, 1997)

 10.1            Employment Agreement between the Company and               28 - 43
                        Warren Eisenberg (Dated as of June 30, 1997)

 10.2            Employment Agreement between the Company and               44 - 59
                        Leonard Feinstein (Dated as of June 30, 1997)

 10.3            Stock Option Agreement between the Company and             60 - 62
                        Warren Eisenberg (Dated as of August 26, 1997)

 10.4            Stock Option Agreement between the Company and             63 - 65
                        Leonard Feinstein (Dated as of August 26, 1997)

 10.5            Company's 1992 Stock Option Plan                           66 - 73
                        (As amended through August 26, 1997)

 10.6            Company's 1996 Stock Option Plan                           74 - 80
                        (As amended through August 26, 1997)

 11              Computation of Per Share Earnings                               81

 27              Financial Data Schedule                                         82
                        (Filed electronically with SEC only)