Form 10-Q
period 1997-11-29
BED BATH & BEYOND INC
filed 1998-01-12
CIK 886158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended November 29, 1997

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

       Registrant's telephone number, including area code: (908) 688-0888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                    Yes  X  No
                                                          ---    ---

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK:

         CLASS                                                         OUTSTANDING AT NOVEMBER 29, 1997
         -----                                                         --------------------------------
Common Stock -  $0.01 par value                                                 68,954,120

                                                       INDEX

                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION

     Consolidated Balance Sheets
       As of November 29, 1997 and March 1, 1997                               3

     Consolidated Statements of Earnings
       For the Three Month and Nine Month Periods Ended
       November 29, 1997 and November 24, 1996                                 4

     Consolidated Statements of Cash Flows
       For the Nine Month Periods Ended
       November 29, 1997 and November 24, 1996                                 5

     Notes to Consolidated Financial Statements                                6

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                           7 - 8



PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                 9

     Exhibit Index                                                            10

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                          November 29,   March 1,
                                                             1997          1997
                                                           --------       --------
                                                          (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                             $ 40,398       $ 38,765
     Merchandise inventories                                303,921        187,185
     Prepaid expenses and other current assets                2,277          1,605
                                                           --------       --------
         Total current assets                               346,596        227,555
                                                           --------       --------
Property and equipment, net                                 109,391         88,332
Other assets                                                 17,115         14,038
                                                           --------       --------
                                                           $473,102       $329,925
                                                           ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                      $116,706       $ 47,821
     Accrued expenses and other current liabilities          69,843         47,923
     Income taxes payable                                     5,707         10,132
                                                           --------       --------
         Total current liabilities                          192,256        105,876
                                                           --------       --------
Deferred rent                                                12,315          9,688
                                                           --------       --------
                                                            204,571        115,564
                                                           --------       --------
Shareholders' equity:
     Preferred stock - $0.01 par value; authorized -
         1,000,000 shares; no shares issued or
         outstanding                                             --             --

     Common stock - $0.01 par value; authorized-
         150,000,000 shares; issued and outstanding-
         November 29, 1997, 68,954,120 shares and
         March 1, 1997, 68,603,022 shares                       690            686

     Additional paid-in capital                              60,018         54,149
     Retained earnings                                      207,823        159,526

         Total shareholders' equity                         268,531        214,361
                                                           --------       --------
                                                           $473,102       $329,925
                                                           --------       ========

          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                Three Months Ended                 Nine Months Ended
                                                                ------------------                 -----------------
                                                         November 29,      November 24,      November 29,      November 24,
                                                             1997             1996              1997              1996
                                                         -----------       -----------       -----------       -----------
Net sales                                                $   280,978       $   214,793       $   761,535       $   577,954
Cost of sales, including buying,
  occupancy and indirect costs                               165,556           126,129           449,255           339,565
                                                         -----------       -----------       -----------       -----------
        Gross profit                                         115,422            88,664           312,280           238,389
Selling, general and administrative expenses                  84,696            65,852           233,974           177,882
                                                         -----------       -----------       -----------       -----------
        Operating profit                                      30,726            22,812            78,306            60,507
Interest income                                                  714               225             1,855               404
                                                         -----------       -----------       -----------       -----------
        Earnings before provision for income taxes            31,440            23,037            80,161            60,911
Provision for income taxes                                    12,497             9,157            31,864            24,212
                                                         -----------       -----------       -----------       -----------
        Net earnings                                     $    18,943       $    13,880       $    48,297       $    36,699
                                                         ===========       ===========       ===========       ===========
Net earnings per share                                   $      0.27       $      0.20       $      0.68       $      0.52
                                                         ===========       ===========       ===========       ===========
Weighted average shares outstanding                       71,236,529        70,663,658        71,006,105        70,520,378
                                                         ===========       ===========       ===========       ===========

          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                       Nine Months Ended
                                                                       -----------------
                                                                  November 29,     November 24,
                                                                     1997             1996
                                                                  ------------     ------------
Cash Flows from Operating Activities:
  Net earnings                                                    $  48,297        $  36,699
  Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Depreciation and amortization                                13,147            9,624
        Increase in assets:
             Merchandise inventories                               (116,736)         (76,777)
             Prepaid expenses and other current assets                 (672)            (662)
             Other assets                                            (3,077)          (2,791)
        Increase (decrease) in liabilities:
             Accounts payable                                        68,885           47,520
             Accrued expenses and other current liabilities          21,920           18,007
             Income taxes payable                                    (4,425)          (2,337)
             Deferred rent                                            2,627            2,000
                                                                  ---------        ---------
  Net cash provided by operating activities                          29,966           31,283
                                                                  ---------        ---------
Cash Flows from Investing Activities:
        Capital expenditures                                        (34,206)         (29,230)
                                                                  ---------        ---------
  Net cash used in investing activities                             (34,206)         (29,230)
                                                                  ---------        ---------
Cash Flows from Financing Activities:
  Net decrease in long-term debt                                          0           (5,000)
  Proceeds from exercise of stock options                             5,873            6,326
                                                                  ---------        ---------
  Net cash provided by financing activities                           5,873            1,326
                                                                  ---------        ---------
  Net increase in cash and cash equivalents                           1,633            3,379
Cash and cash equivalents:
  Beginning of period                                                38,765           10,267
                                                                  ---------        ---------
  End of period                                                   $  40,398        $  13,646
                                                                  =========        =========

          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)       BASIS OF PRESENTATION

The accompanying consolidated financial statements, except for the March 1, 1997 consolidated balance sheet, have been prepared without audit. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of November 29, 1997 and March 1, 1997 and the results of their operations for the three month and nine month periods ended November 29, 1997 and November 24, 1996, respectively, and cash flows for the nine month periods ended November 29, 1997 and November 24, 1996. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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

2)       RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), was issued. SFAS No. 128 simplifies the standards for computing earnings per share and makes the United States standards for computing earnings per share more comparable to international standards. SFAS No. 128 requires presentation of "basic" earnings per share (which excludes dilution) and "diluted" earnings per share. The Company does not believe the adoption of SFAS No. 128 will have a material impact on the Company's reported earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share presented.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months November 29, 1997 vs. Three Months November 24, 1996

Net sales for the third quarter ended November 29, 1997 were $281.0 million, an increase of approximately $66.2 million or approximately 30.8% over net sales of $214.8 million for the corresponding quarter last year. Approximately 86.5% of the increase was attributable to new store net sales. The increase in comparable store net sales in the third quarter of 1997 was approximately
4.2%. The increase in comparable store net sales reflects a number of factors, including but not limited to, the level of consumer acceptance of the Company's merchandise offerings and customer service and the generally favorable retailing environment. Approximately 55% and 45% of net sales for the third quarter were attributable to sales of domestics merchandise and home furnishings merchandise, respectively.

Gross profit for the third quarter of 1997 was $115.4 million or 41.1% of net sales compared with $88.7 million or 41.3% of net sales during the third quarter of 1996. The decrease in gross profit, as a percentage of net sales, was attributable to a number of factors, including a different mix of sales during the third quarter of 1997 compared to the mix of sales during the third quarter of 1996, and an increase in coupons redeemed associated with the Company's marketing program.

Selling, general and administrative expenses ("SG&A") were $84.7 million in the third quarter of 1997 compared with $65.9 million in the same quarter last year and as a percentage of net sales were 30.1% and 30.7%, respectively. The decrease in SG&A, as a percentage of net sales, primarily reflects a relative decrease in costs associated with new store openings and a relative decrease in payroll and payroll related items, which were partially offset by an increase in occupancy costs.

Operating profit in the third quarter of 1997 increased to $30.7 million from $22.8 million in the third quarter of 1996, reflecting primarily the increase in net sales which was partially offset by increases in cost of sales and SG&A.

Nine Months November 29, 1997 vs. Nine Months November 24, 1996

Net sales for the nine months ended November 29, 1997 were $761.5 million, an increase of approximately $183.6 million or approximately 31.8% over net sales of $578.0 million for the corresponding period last year. Approximately 82.7% of the increase was attributable to new store net sales. The increase in comparable store net sales for the first nine months of 1997 was approximately 5.5%.

Gross profit for the first nine months of 1997 was $312.3 million or 41.0% of net sales compared with $238.4 million or 41.2% of net sales during the same period last year. The decrease in gross profit, as a percentage of net sales, was attributable to a number of factors, including a different mix of sales during the first nine months of this year compared with the mix of sales in the corresponding period last year, and an increase in coupons redeemed associated with the Company's marketing program.

SG&A expenses were $234.0 million in the first nine months of 1997 compared with $177.9 million for the same period last year and as a percentage of net sales were 30.7% and 30.8%, respectively.

Operating profit in the first nine months of 1997 increased to $78.3 million from $60.5 million for the same period last year, primarily resulting from the increase in net sales, which was partially offset by an increase in cost of sales and SG&A expenses.

EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both existing and new markets and the expansion or replacement of existing stores with larger stores. As a result of this program, the total number of stores has increased to 141 stores at the end of the third quarter of 1997 compared with 108 stores at the end of the corresponding quarter last year. Total square footage grew to 5,767,000 square feet at the end of the third quarter of 1997, from 4,347,000 square feet at the end of the third quarter of last year.

During the first nine months of fiscal 1997, the Company opened 33 new superstores and expanded three stores resulting in an aggregate addition of 1,420,000 square feet to total store space. The Company does not anticipate opening any additional new stores or expanding/relocating any stores during the remainder of fiscal 1997.

FINANCIAL CONDITION

Total assets at November 29, 1997 were $473.1 million compared with $329.9 million at March 1, 1997, an increase of $143.2 million. Of the total increase, $119.0 million represented an increase in current assets and $24.1 million represented an increase in non-current assets. The increase in current assets was primarily attributable to an increase in merchandise inventories, which resulted from new store space and, to a lesser extent, the changes in merchandising mix.

Total liabilities at November 29, 1997 were $204.6 million compared with $115.6 million at March 1, 1997, an increase of $89.0 million. The increase was primarily attributable to a $68.9 million increase in accounts payable (resulting from an increase in inventories) and a $21.9 million increase in accrued expenses and other current liabilities.

Shareholders' equity was $268.5 million at November 29, 1997 compared with $214.4 million at March 1, 1997. The increase primarily reflects net earnings for the first nine months of fiscal 1997 and additional paid-in capital from the exercise of stock options.

Capital expenditures for the first nine months of fiscal 1997 were $34.2 million compared with $29.2 million for the corresponding period last year. The increase is primarily attributable to furniture and fixtures and leasehold improvements for the 33 new superstores opened and three stores expanded during the first nine months compared to furniture and fixtures and leasehold improvements for the 28 new superstores opened and two expanded stores in the same period last year.

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

         (b) No reports on Form 8-K were filed by the Company during the three month period ended November 29, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           BED BATH & BEYOND INC.
                                           (Registrant)


Date: January 12, 1998              By:    /s/ Ronald Curwin
                                           -----------------
                                           Ronald Curwin
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

Exhibit No.                          Exhibit                            Page No.


10.1              Third Amendment to the Credit Agreement among the
                  Company, Bed 'n Bath Stores, Inc., BBBL, Inc., BBBY
                  Management Corporation, and The Chase Manhattan
                  Bank, as Bank and Agent, dated September 11, 1997      11 - 13

10.2              Fourth Amendment to the Credit Agreement among the
                  Company, Bed 'n Bath Stores, Inc., BBBL, Inc., BBBY
                  Management Corporation, and The Chase Manhattan
                  Bank, as Bank and Agent, dated September 19, 1997      14 - 16

11                Computation of Per Share Earnings                           17

27                Financial Data Schedule                                     18
                           (Filed electronically with SEC only)