Form 10-K
period 1998-02-28
BED BATH & BEYOND INC
filed 1998-06-08
CIK 886158

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended February 28, 1998

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         NAME OF EACH EXCHANGE ON
               TITLE OF EACH CLASS           WHICH REGISTERED
               -------------------           ----------------
                      None                         None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK (PAR VALUE $0.01 PER SHARE)
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                Yes    X     No
                                                       -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                   [   ]

As of May 8, 1998, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the NASDAQ National Market) was $2,964,434,769.*

The number of shares outstanding of the issuer's common stock (par value $0.01 per share) at May 8, 1998: 69,232,181.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement filed on May 15, 1998 pursuant to Regulation 14A are incorporated by reference in Part III hereof.

Portions of the Registrant's Annual Report to Shareholders for the fiscal year-ended February 28, 1998 are incorporated by reference in Part II hereof.

* For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 12,091,958 shares beneficially owned by directors and executive officers, including in the case of the Co-Chief Executive Officers and trusts and foundations affiliated with them. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

                                TABLE OF CONTENTS


FORM 10-K
ITEM NO.                   NAME OF ITEM                                               PAGE
                           PART I

Item 1.           Business......................................................        3
Item 2.           Properties....................................................       13
Item 3.           Legal Proceedings.............................................       13
Item 4.           Submission of Matters to a Vote of
                      Security Holders..........................................       14

                           PART II

Item 5.           Market for the Registrant's Common Equity
                      And Related Shareholder Matters...........................       14
Item 6.           Selected Financial Data.......................................       14
Item 7.           Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations................................................       15
Item 8.           Financial Statements and Supplementary
                      Data......................................................       15
Item 9.           Changes in and Disagreements with
                      Accountants on Accounting and Financial
                      Disclosure................................................       15

                            PART III

Item 10.          Directors and Executive Officers of
                      the Registrant............................................       15
Item 11.          Executive Compensation........................................       15
Item 12.          Security Ownership of Certain Beneficial
                      Owners and Management.....................................       15
Item 13.          Certain Relationships and Related
                      Transactions..............................................       15

                         PART IV

Item 14.          Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K.......................................       16

                                     PART I

    Unless otherwise indicated, the terms "Company" and "Bed Bath & Beyond" refer collectively to Bed Bath & Beyond Inc. and its subsidiaries. Effective February 26, 1996, the Company changed its fiscal year-end from the 52 or 53 week period ending on the Sunday nearest February 28 to the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, the 1997 fiscal year represented 52 weeks and ended on February 28, 1998; the 1996 fiscal year represented 52 weeks and 6 days and ended on March 1, 1997; and the 1995 fiscal year represented 52 weeks and ended on February 25, 1996. Unless otherwise indicated, all references herein to periods of time (e.g., quarters and years) are to fiscal periods.


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

         As of May 8, 1998, the Company operated 148 stores in 29 states:
Alabama (2), Arizona (3), California (17), Colorado (3), Connecticut (3), Florida (16), Georgia (7), Illinois (9), Indiana (2), Kansas (1), Kentucky (1), Maryland (5), Massachusetts (5), Michigan (5), Minnesota (1), Missouri (4), New Jersey (9), New Mexico (1), New York (12), North Carolina (2), Ohio (4), Oklahoma (1), Oregon (1), Pennsylvania (5), Tennessee (3), Texas (16), Virginia
(8), Washington (1) and Wisconsin (1). 144 of these stores use the superstore format that was pioneered by the Company in 1985. These stores are on average approximately 42,000 square feet in size and carry the Company's full line of both domestics merchandise and home furnishings. The other four stores, all established prior to 1986, are smaller stores that primarily carry domestics merchandise.


HISTORY

         The Company was founded in 1971. Leonard Feinstein and Warren Eisenberg, the Co-Chief Executive Officers and founders of the Company, each has more than 35 years of experience in the retail industry.

         The Company commenced operations in 1971 with the opening of two stores, one in New York and one in New Jersey. These stores operated under the name "bed n bath" and sold primarily bed linens and bath accessories. The Company continued to open bed n bath stores and by 1985 had opened stores in New York, New Jersey, Connecticut and California. In 1985, the Company introduced its superstore format with the opening of its first store carrying a full line of domestics merchandise and home furnishings. All stores opened by the Company after 1985 use this format and carry the Company's full line of domestics merchandise and home furnishings. The Company began using the name "Bed Bath & Beyond" in 1987 in order to reflect the expanded product line offered by its superstores and to distinguish its superstores from conventional specialty retail stores offering only domestics merchandise or only home furnishings.

         The Company has been engaged in an ongoing expansion program involving the opening of new superstores (including 33 in 1997, 28 in 1996, and 19 in 1995) and the expansion of existing stores (including three in 1997, two in 1996 and two in 1995). As a result of its expansion program, the Company's store space has increased from approximately 917,000 square feet at the beginning of 1992 to approximately 5,767,000 square feet at the end of 1997. The Company's expansion program is continuing, and the Company currently anticipates that in 1998 it will open approximately 40 new superstores, which includes the seven new superstores opened through May 8, 1998.


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

         MERCHANDISE SELECTION

         The Company's superstores offer both domestics merchandise and home furnishings, including:

         Domestics Merchandise

         - bed linens and related items: sheets, comforters, duvet covers, bedspreads, quilts, window treatments, decorative pillows, blankets, dust ruffles, bed pillows and mattress pads.

         - bath items: towels, shower curtains, waste baskets, mirrors, hampers, robes, scales, bathroom rugs, wall hardware and bath accessories.

         - kitchen textiles: tablecloths, placemats, cloth napkins, dish towels and chair pads.

         Home Furnishings

         - kitchen and tabletop items: cookware, cutlery, kitchen gadgets, dinnerware, bakeware, flatware, drinkware, serveware, glassware, food storage containers, tea kettles, trash cans and cleaning supplies.

         - basic housewares: storage items, closet-related items (such as hangers, organizers and shoe racks), general housewares (such as brooms, garbage pails and ironing boards), lifestyle accessories (such as lamps, chairs, ready to assemble furniture, furniture covers, accent rugs, wicker and clocks) and small electric appliances (such as blenders, food processors, coffee makers, vacuums, irons, toaster ovens and hair dryers).

         - general home furnishings: giftwrap, candles, personal care products (such as soaps and fragrances), picture frames, wall art, juvenile items (such as toys and children's books), artificial plants and flowers and seasonal merchandise (such as summer and holiday related items).

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

         The Company's merchandise consists primarily of better quality merchandise typically found at better department stores. For those product lines that have brand names associated with them, the Company generally offers leading brand name merchandise (including Wamsutta, Martex, Fieldcrest, Cannon, Croscill, Laura Ashley, Calphalon, Mikasa, Krups, J.A. Henckels, All-Clad, Portmeirion, Black & Decker, Rubbermaid, Springs, Braun, Kitchenaid, Cuisinart, Hoover, Brita, Pillowtex and Waverly). The Company estimates that brand name merchandise accounts for a significant portion of its net sales.

         The Company offers a breadth and depth of product selection that enables customers to select among a wide assortment of styles, brands, colors and designs within each of the Company's major product lines. The Company also generally maintains consistent in-stock availability of merchandise in order to reinforce customer perception of wide selection and build customer loyalty. The Company estimates that many of its superstores carry in excess of 30,000 stock-keeping units.

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

         Because the Company has an everyday low price policy, the Company does not run sales. However, the Company uses periodic markdowns and semi-annual clearances for merchandise that it has determined to discontinue carrying. In addition, the Company's full-color circulars and mailing pieces include a coupon, which is redeemed at the point-of-sale. The Company also honors competitor coupons.

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

         CUSTOMER SERVICE

         The Company places great emphasis on customer service and satisfaction and, over the past 27 years, has sought to make this a defining feature of its corporate culture. All managers provide leadership by example in this area by regularly spending time assisting customers on the selling floor. The Company believes that its success in the area of customer service is evidenced by its ability to rely primarily on "word of mouth advertising".

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

         ADVERTISING

         In general, the Company relies on "word of mouth advertising" and on its reputation for offering a wide assortment of quality merchandise at everyday low prices, supplemented by the use of paid advertising. The Company uses full-color circulars and mailing pieces distributed during key selling periods of the year as its primary vehicles of paid advertising. In certain instances, paid radio and television advertising may be used. Also, to support the opening of new stores, the Company uses "grand opening" full-color circulars and newspaper advertising. The Company believes that its ability to rely primarily on "word of mouth advertising" will continue and that its limited use of paid advertising permits it to spend less on advertising than a number of its competitors.

         EXPANSION

         The Company is engaged in an ongoing expansion program involving the opening of new stores in both existing and new markets and the expansion or replacement of existing stores with larger stores. As a result of this program, the total number of stores has increased from 34 at the beginning of 1992 to 141 at the end of 1997, and the total square footage of store space has increased from approximately 917,000 square feet at the beginning of 1992 to approximately 5,767,000 square feet at the end of 1997. During the current fiscal year, the Company opened 33 new superstores and expanded three stores, which resulted in the addition of approximately 1,420,000 square feet of store space.

         The table below sets forth information concerning the Company's expansion program for the periods indicated:

                                                                  STORE SPACE                      NUMBER OF STORES
                                                          --------------------------           -----------------------
          REPLACED          NEW        CLOSED             BEGINNING           END              BEGINNING         END
YEAR     STORES (1)     STORES (2)     STORES              OF YEAR          OF YEAR             OF YEAR        OF YEAR
----     ----------     ----------     ------              -------          -------             -------        -------
                                                               (IN SQUARE FEET)
1993         4               9            2               1,128,000        1,512,000               38             45
1994         4              16           --               1,512,000        2,339,000               45             61
1995         2              19           --               2,339,000        3,214,000               61             80
1996         2              28           --               3,214,000        4,347,000               80            108
1997         3              33           --               4,347,000        5,767,000              108            141

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

         The Company expects to open new superstores in existing markets and new markets. In determining where to open new superstores, the Company evaluates a number of factors, including the availability of prime real estate and demographic information (such as data relating to income and education levels, age and occupation). The Company believes that because it does not use central distribution centers and since it relies on paid advertising to only a limited extent, it has the flexibility to enter a new market with only a single store. The Company will consider opening additional stores in that market, once the store has been proven successful.

         From the end of fiscal 1997 through May 8, 1998, the Company has opened seven stores which are located in: San Mateo, California; Boynton Beach, Oviedo, and Pembroke Pines, Florida; Fairview Heights, Illinois; Roseville, Michigan; and Knoxville, Tennessee. During the balance of 1998, the Company currently anticipates that it will open approximately 33 additional stores. The Company has already leased sites for 22 additional stores to be located in: Chandler, Arizona; Dublin, Pasadena and Valencia, California; North Colorado Springs, Colorado; Brandywine, Delaware; Aventura and St. Petersburg, Florida; Crystal Lake and Geneva, Illinois; Shawnee, Kansas; Frederick and Towson, Maryland; Auburn Hills and Grand Rapids, Michigan; Lincoln, Nebraska; Columbus, Ohio; Oklahoma City, Oklahoma; Newport News and Richmond, Virginia; and Redmond and Seattle, Washington; and is in lease negotiations for several additional sites.

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

STORE OPERATIONS

         MERCHANDISING

         The Company maintains its own central buying staff, comprised of four general merchandise managers and twenty buyers. Senior members of this buying staff report to the Vice President of Merchandising. The merchandise mix for each store is selected by the central buying staff, in consultation with store managers and other local store personnel. The central buying staff is responsible for selecting the merchandise and for ordering the initial inventory required upon the opening of each store and for ordering the first shipment of any new product line that may be subsequently added to a store's merchandise mix.

         After a store is opened, local store personnel are primarily responsible for monitoring inventory levels and reordering merchandise as required. In addition, local store personnel are encouraged to monitor local sales trends and market conditions and tailor the merchandise mix as appropriate to respond to changing trends and conditions. The Company believes that its policy of having the reordering performed at the local store level, rather than centrally, and having local store personnel determine the appropriate quantity to reorder encourages entrepreneurship at the store level and better ensures that in-stock availability will be maintained in accordance with the specific requirements of each store. The factors taken into account in selecting the merchandise mix for a particular store include store size and configuration and local market conditions such as climate and demographics.

         The Company purchases its merchandise from approximately 3,000 suppliers. In 1997, the Company's largest supplier accounted for approximately 6% of the Company's merchandise purchases and the Company's 10 largest suppliers accounted for approximately 25% of such purchases. The Company purchases substantially all of its merchandise in the United States, the majority from domestic manufacturers and the balance from importers, although the Company is seeking to increase its direct purchases from overseas sources. Such direct purchases do not presently represent a significant portion of the Company's merchandise requirements. The Company has no long-term contracts for the purchase of merchandise. The Company believes that most merchandise, other than brand name goods, is available from a variety of sources and that most brand name goods can be replaced with comparable merchandise.

         WAREHOUSING

         Merchandise is shipped to each store from the Company's vendors, making it unnecessary for the Company to maintain any central distribution centers. As a result of the floor to ceiling displays used by the Company, a substantial amount of merchandise is displayed on the sales floor of each store at all times. Additional merchandise not displayed on the sales floor is stored in separate warehouse space that is included in each store (with an estimated 10% to 15% of the space of each store being dedicated to warehouse and receiving space). In the case of several stores, merchandise is also stored at nearby supplemental storage space leased by the Company. At present, the warehouse space included in the Company's stores provides approximately 90% of the Company's warehouse space requirements and such nearby supplemental storage space provides the balance.

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

         In general, stores are staffed with one to three assistant managers and three to six department managers who report to a store manager, who in turn is supervised by an area or district manager. Area and district managers report to one of several regional managers who in turn report to the Vice President of Stores. Decisions relating to pricing, advertising and markdowns for all stores are made centrally in the Company's Buying Office, and certain store support functions (such as finance and management information systems) are performed centrally in the Company's Corporate Office.

         TRAINING

         The Company places great emphasis on the training of store level management. All entry management personnel are generally required to work in different departments of the store in order to acquire an overall understanding of store operations. In addition, all associates receive formalized training including sales techniques and product knowledge through the Bed Bath & Beyond University program.

         The Company's policy is to generally build its management organization from within. Each of the Company's area, district and regional managers was recruited from the ranks of the Company's store managers and each of the Company's store managers joined the Company in an entry level position. The Company believes that its policy of promoting from within, as well as the opportunities for advancement generated by its ongoing expansion program, serve as an incentive to persons to seek and retain employment with the Company and results in low turnover among its managers.

EMPLOYEES

         As of February 28, 1998, the Company employed approximately 8,200 persons, of whom approximately 5,300 were full-time employees and 2,900 were part-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are excellent and that the labor turnover rate among its management employees is lower than that experienced in the industry.

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

TRADE NAMES AND SERVICE MARKS

         The Company uses its nationally recognized "Bed Bath & Beyond" name and logo and its "Beyond any store of its kind" tag line as service marks in connection with retail services. The Company has registered these marks with the United States Patent and Trademark Office. The Company also has registered or has applications pending with the trademark registries of several foreign countries. Management believes that its nationally recognized name and its service marks are an important element of the Company's merchandising strategy.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age and business experience of the Executive Officers of the Registrant:

NAME                       AGE              POSITIONS
----                       ---              ---------
Warren Eisenberg            67       Chairman, Co-Chief Executive Officer
                                       and Director
Leonard Feinstein           61       President, Co-Chief Executive Officer
                                       and Director
Steven H. Temares           39       Executive Vice President - Chief Operating
                                       Officer
Ronald Curwin               68       Chief Financial Officer and Treasurer

Arthur Stark                43       Vice President - Merchandising

Matthew Fiorilli            41       Vice President - Stores

Jonathan Rothstein          40       Vice President - Product Development and
                                     Marketing


         Mr. Eisenberg, a co-founder of the Company, has been a director and officer of the Company since the Company commenced operations in 1971 (serving as President and Co-Chief Executive Officer until 1992, thereafter as Chairman and Co-Chief Executive Officer).

         Mr. Feinstein, a co-founder of the Company, has been a director and officer of the Company since the Company commenced operations in 1971 (serving as Co-Chief Executive Officer, Treasurer and Secretary until 1992, thereafter as President and Co-Chief Executive Officer).

         Mr. Temares was promoted to Executive Vice President - Chief Operating Officer of the Company in January 1997. Prior to 1997, Mr. Temares served as Director of Real Estate and General Counsel. Prior to joining the Company in 1992, Mr. Temares engaged in the private practice of law.

         Mr. Curwin, a certified public accountant, joined the Company in 1994 as Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Curwin was engaged as a registered representative in the financial services industry. Prior to 1992, Mr. Curwin was Chief Financial Officer of Channel Home Centers, Inc., a retailer of home improvement products.

         Mr. Stark joined the Company in 1977. Mr. Stark was promoted to Vice President - Merchandising in April 1998. Mr. Stark was Director of Store Operations - Western Region from 1994 until April 1998 and previously was Regional Manager - Western Region.

         Mr. Fiorilli joined the Company in 1973. Mr. Fiorilli was promoted to Vice President - Stores in April 1998. Mr. Fiorilli was Director of Store Operations - Eastern Region from 1994 until April 1998 and previously was Regional Manager - Eastern Region.

         Mr. Rothstein joined the Company in 1984. Mr. Rothstein was promoted to Vice President - Product Development and Marketing in April 1998. Mr. Rothstein was General Merchandise Manager - Home Furnishings from 1988 until April 1998.

         The Company's officers are elected by the Board of Directors for one-year terms and serve at the discretion of the Board of Directors. No family relationships exist between any of the executive officers or directors of the Company.

ITEM 2 - PROPERTIES

         The Company's 148 stores are located in 29 states, principally in suburban areas of medium and large sized cities. These stores are situated in strip and power strip shopping centers, as well as in major off-price and conventional malls, and free standing buildings. The Company's superstores range in size from 13,000 to 85,000 square feet, but are predominantly between 30,000 and 50,000 square feet in major markets. The Company's four smaller stores range in size from 7,000 to 11,000 square feet. In both superstores and smaller stores, approximately 80% to 85% of store space is used for selling areas and the balance for warehouse, receiving and office space.

         The table below sets forth the number of stores located in each state as of May 8, 1998:

                                                            Number
                   State                                  of Stores
                   -----                                  ---------
               Alabama                                        2
               Arizona                                        3
               California                                    17
               Colorado                                       3
               Connecticut                                    3
               Florida                                       16
               Georgia                                        7
               Illinois                                       9
               Indiana                                        2
               Kansas                                         1
               Kentucky                                       1
               Maryland                                       5
               Massachusetts                                  5
               Michigan                                       5
               Minnesota                                      1
               Missouri                                       4
               New Jersey                                     9
               New Mexico                                     1
               New York                                      12
               North Carolina                                 2
               Ohio                                           4
               Oklahoma                                       1
               Oregon                                         1
               Pennsylvania                                   5
               Tennessee                                      3
               Texas                                         16
               Virginia                                       8
               Washington                                     1
               Wisconsin                                      1


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

         The Company also leases merchandise storage space in four locations amounting to approximately 90,000 square feet. This space is used to supplement the warehouse facilities in the Company's stores in proximity to these locations. See Item 1 "Business--Store Operations--Warehousing."

         The Company's Corporate Office is located in 63,500 square feet of office space that the Company leases in Union, New Jersey. The Company's Buying Office is located in 26,400 square feet of office space that the Company leases in Farmingdale, New York. The Company plans to lease additional office space at both of these locations.

ITEM 3 - LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended February 28, 1998.


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

                                                             HIGH         LOW
                                                             ----         ---
               Fiscal 1996 :
               1st Quarter                                 $31 1/2     $19 11/16
               2nd Quarter                                  31          18 1/4
               3rd Quarter                                  29 3/4      20 3/8
               4th Quarter                                  31 3/4      24 1/8

               Fiscal 1997 :
               1st Quarter                                 $29 1/2     $22 7/8
               2nd Quarter                                  36 1/8      27 3/4
               3rd Quarter                                  36 1/4      28 13/16
               4th Quarter                                  44 7/8      32

               Fiscal 1998 :
               1st Quarter (through May 8, 1998)           $55 1/2     $40


           The common stock is quoted through the NASDAQ National Market System under the symbol BBBY. On May 8, 1998, there were approximately 500 shareholders of record of the common stock (without including individual participants in nominee security position listings). On May 8, 1998, the last reported sale price of the common stock was $51 7/8.

           For the foreseeable future, the Company intends to retain all earnings for use in the operation and expansion of its business and, accordingly, the Company currently has no plans to pay dividends on its common stock. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors. At present, the Company's ability to pay dividends is limited under its Credit Agreement. See Item 8 - Financial Statements and Supplementary Data.

ITEM 6 - SELECTED FINANCIAL DATA

           The information required by this item is included in the registrant's Annual Report to Shareholders for the fiscal year ended February 28, 1998 on the inside front cover and is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is included in the registrant's Annual Report to Shareholders for the fiscal year ended February 28, 1998 on pages 10 through 13 and is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this item are included in the registrant's Annual Report to Shareholders for the fiscal year ended February 28, 1998 on pages 14 through 24 and are incorporated herein by reference. These financial statements are indexed under Item 14(a)(1).


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

         The Executive Officers of the Registrant information required by Part III, Item 10 - Directors and Executive Officers of the Registrant is included in this document; all other information required by Part III (Item 10 - Directors and Executive Officers of the Registrant, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management, and Item 13
- Certain Relationships and Related Transactions) is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 26, 1998 filed with the Commission pursuant to Regulation 14A. The Compensation Report of the Board of Directors and the performance graph included in such Proxy Statement shall not be deemed incorporated herein by reference.

                                     PART IV

   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  FINANCIAL STATEMENTS

         The following financial statements and reports are incorporated by reference to pages 14 through 24 of the Company's Annual Report to Shareholders for the fiscal year ended February 28, 1998:

         Consolidated Balance Sheets as of February 28, 1998 and March 1, 1997

         Consolidated Statements of Earnings for the fiscal years ended February 28, 1998, March 1, 1997 and February 25, 1996

         Consolidated Statements of Shareholders' Equity for the fiscal years ended February 28, 1998, March 1, 1997 and February 25, 1996

         Consolidated Statements of Cash Flows for the fiscal years ended February 28, 1998, March 1, 1997 and February 25, 1996

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

                                                BED BATH & BEYOND INC.


                                        BY: /s/ Warren Eisenberg
                                            ----------------------------------
                                                WARREN EISENBERG
                                                CHAIRMAN, CO-CHIEF EXECUTIVE
                                                OFFICER AND DIRECTOR

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                   CAPACITY                                DATE
---------                   --------                                ----
                            Chairman, Co-Chief
                            Executive Officer and Director
/s/ Warren Eisenberg        (principal executive officer)           May 29, 1998
---------------------
    WARREN EISENBERG

                            President, Co-Chief
/s/ Leonard Feinstein       Executive Officer and Director
---------------------
    LEONARD FEINSTEIN                                               May 29, 1998

                            Chief Financial Officer
                            and Treasurer (principal financial
/s/ Ronald Curwin           and accounting officer)
---------------------
    RONALD CURWIN                                                   May 29, 1998


/s/ Klaus Eppler            Director
---------------------
    KLAUS EPPLER                                                    May 29, 1998


/s/ Robert S. Kaplan        Director
---------------------
    ROBERT S. KAPLAN                                                May 29, 1998


/s/ Robert J. Swartz        Director
---------------------
    ROBERT J. SWARTZ                                                May 29, 1998

                           ANNUAL REPORT ON FORM 10-K

                                 ITEM 14 (a)(3)


                                    EXHIBITS


                             BED BATH & BEYOND INC.


                       FISCAL YEAR ENDED FEBRUARY 28, 1998

                                  EXHIBIT INDEX

Unless otherwise indicated, exhibits are incorporated by reference to the correspondingly numbered exhibits to the Company's Registration Statement on Form S-1 (Commission File No. 33-47250)

  EXHIBIT
    NO.                                     EXHIBIT
  -------                                   -------
    3.1         Restated Certificate of Incorporation

    3.2         Certificate of Amendment to the Company's Certificate of
                Incorporation (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended
                August 25, 1996)

    3.3         Certificate of Amendment to the Company's Certificate of
                Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                August 30, 1997)

    3.4         Certificate of Change of Bed Bath & Beyond Inc. Under Section
                805-A of the Business Corporation Law (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

    3.5         Amended and Restated By-laws, as amended through June 26, 1997
                (incorporated by reference to Exhibit 3.3 to the Company's
                Quarterly Report on Form 10-Q for the quarter ended August 30,
                1997)

   10.1         Credit Agreement among the Company, bed 'n bath Stores, Inc.,
                BBBL, Inc., BBBY Management Corporation, Chemical Bank New
                Jersey, N.A., Chemical Bank and Chemical Bank New Jersey, N.A.
                as Agent (incorporated by reference to Exhibit 28 to the Company's Form 8-K dated November 14, 1994)


   10.2*        Agreement Concerning "Split Dollar" Life Insurance Plan, dated
                May 9, 1994, among the Company, Jay D. Waxenberg, as trustee of the Warren Eisenberg Life Insurance Trust, Warren Eisenberg and
                Maxine Eisenberg (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended February 27, 1994)

   10.3*        Agreement Concerning "Split Dollar" Life Insurance Plan, dated
                May 9, 1994, among the Company, Jay D. Waxenberg, as trustee of the Leonard Joseph Feinstein Life Insurance Trust, Leonard
                Joseph Feinstein and Susan Feinstein (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K for the year ended
                February 27, 1994)

   10.4*        Agreement Concerning "Split Dollar" Life Insurance Plan, dated
                June 16, 1995, among the Company, Jay D. Waxenberg, as trustee of the Warren Eisenberg Life Insurance Trust, Warren Eisenberg and Maxine Eisenberg

   10.5*        Agreement Concerning "Split Dollar" Life Insurance Plan, dated
                June 16, 1995, among the Company, Jay D. Waxenberg, as trustee of the Leonard Joseph Feinstein Life Insurance Trust, Leonard
                Joseph Feinstein and Susan Feinstein

   10.6         First Amendment to the Credit Agreement among the Company, bed
                'n bath Stores, Inc., BBBL, Inc., BBBY Management Corporation,
                Chemical Bank New Jersey, N.A., Chemical Bank and Chemical Bank
                New Jersey, N.A. as Agent, dated October 1, 1995 (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended March 1, 1997)

   10.7         Second Amendment to the Credit Agreement among the Company, bed
                'n bath Stores, Inc., BBBL, Inc., BBBY Management Corporation,
                Chemical Bank New Jersey, N.A., Chemical Bank and Chemical Bank
                New Jersey, N.A. as Agent, dated February 24, 1997 (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended March 1, 1997)

   10.8         Third Amendment to the Credit Agreement among the Company, bed
                'n bath Stores, Inc., BBBL, Inc., BBBY Management Corporation, and The Chase Manhattan Bank, dated September 11, 1997
                (incorporated by reference to Exhibit 10.1 to the Company's
                Quarterly Report on Form 10-Q for the quarter ended November 29,
                1997)

   10.9         Fourth Amendment to the Credit Agreement among the Company, bed
                'n bath Stores, Inc., BBBL, Inc., BBBY Management Corporation, and The Chase Manhattan Bank, dated September 19, 1997
                (incorporated by reference to Exhibit 10.2 to the Company's
                Quarterly Report on Form 10-Q for the quarter ended November 29,
                1997)

   10.10* Employment Agreement between the Company and Warren Eisenberg, dated as of June 30, 1997 (incorporated by reference to Exhibit
                10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

   10.11* Employment Agreement between the Company and Leonard Feinstein, dated as of June 30, 1997 (incorporated by reference to Exhibit
                10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

   10.12* Stock Option Agreement between the Company and Warren Eisenberg, dated as of August 26, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

   10.13*       Stock Option Agreement between the Company and Leonard
                Feinstein, dated as of August 26, 1997 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

   10.14*       Company's 1992 Stock Option Plan, as amended through August 26,
                1997 (incorporated by reference to Exhibit 10.5 to the Company's
                Quarterly Report on Form 10-Q for the quarter ended August 30,
                1997)

   10.15*       Company's 1996 Stock Option Plan, as amended through August 26,
                1997 (incorporated by reference to Exhibit 10.6 to the Company's
                Quarterly Report on Form 10-Q for the quarter ended August 30,
                1997)

   10.16 * **   Employment Agreement between the Company and Steven H. Temares
                (dated as of December 1, 1994)

   10.17 * **   Form of Employment Agreement between the Company and certain executives (including all of the executive officers of the
                Company other than the Co-Chief Executive Officers, the Chief
                Operating Officer and the Chief Financial Officer) (dated as of December 1, 1994)

   13** Company's 1997 Annual Report, certain portions of which have been incorporated by reference herein

   21**         Subsidiaries of the Company
                Commission File No. 33-1

   23**         Independent Auditors' Consent

   27           Financial Data Schedule (Filed electronically with SEC only)


----------

 *     This is a management contract or compensatory plan or arrangement.

**     Filed herewith.