Form 10-Q
period 1998-05-30
BED BATH & BEYOND INC
filed 1998-07-13
CIK 886158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended May 30, 1998

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

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK:
         CLASS                        OUTSTANDING AT JULY 10, 1998
         -----                        ----------------------------
Common Stock -  $0.01 par value       138,768,852 (gives effect to a two-for-
                                          one stock split in the form of a
                                            stock dividend to be effected July
                                            31, 1998)

                                      INDEX

                                                                      PAGE NO.
                                                                      --------

PART I - FINANCIAL INFORMATION

     Consolidated Balance Sheets
       May 30, 1998 and February 28, 1998                                   3

     Consolidated Statements of Earnings
       Three Months Ended May 30, 1998 and May 31, 1997                     4

     Consolidated Statements of Cash Flows
       Three Months Ended May 30, 1998 and May 31, 1997                     5

     Notes to Consolidated Financial Statements                             6

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                        7 - 8




PART II - OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders       9 - 10

     Item 6. Exhibits and Reports on Form 8-K                              10

     Exhibit Index                                                         11

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           May 30,       February 28,
                                                            1998             1998
                                                            ----             ----
                                                         (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                             $ 57,212       $ 53,280
     Merchandise inventories                                316,546        270,357
     Prepaid expenses and other current assets                5,376          2,323
                                                           --------       --------

         Total current assets                               379,134        325,960
                                                           --------       --------

Property and equipment, net                                 115,745        111,381
Other assets                                                 23,150         20,989
                                                           --------       --------
                                                           $518,029       $458,330
                                                           ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                      $103,723       $ 64,718
     Accrued expenses and other current liabilities          75,380         73,610
     Income taxes payable                                    11,232         12,015
                                                           --------       --------

         Total current liabilities                          190,335        150,343
                                                           --------       --------

Deferred rent                                                13,562         12,590
                                                           --------       --------

         Total liabilities                                  203,897        162,933
                                                           --------       --------

Shareholders' equity:
     Preferred stock - $0.01 par value; authorized -
         1,000,000 shares; no shares issued or
         outstanding                                             --             --

     Common stock - $0.01 par value;
         authorized - 150,000,000 shares;
         issued and outstanding - May 30, 1998,
         138,555,706 shares and February 28, 1998
         138,087,946 shares                                   1,386          1,381

     Additional paid-in capital                              67,087         61,348
     Retained earnings                                      245,659        232,668
                                                           --------       --------
         Total shareholders' equity                         314,132        295,397
                                                           --------       --------

                                                           $518,029       $458,330
                                                           ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                               Three Months Ended
                                                         ------------------------------
                                                            May 30,            May 31,
                                                             1998               1997
                                                             ----               ----
Net sales                                                $    269,571       $    213,662

Cost of sales, including buying,
   occupancy and indirect costs                               159,392            126,304
                                                         ------------       ------------
        Gross profit                                          110,179             87,358

Selling, general and administrative expenses                   89,435             71,548
                                                         ------------       ------------
        Operating profit                                       20,744             15,810

Interest income                                                   817                637
                                                         ------------       ------------
        Earnings before provision for income taxes             21,561             16,447

Provision for income taxes                                      8,570              6,540
                                                         ------------       ------------
        Net earnings                                     $     12,991       $      9,907
                                                         ============       ============
Net earnings per share - Basic                           $      0 .09       $      0 .07
Net earnings per share - Diluted                         $      0 .09       $      0 .07

Weighted average shares outstanding - Basic               138,320,504        137,257,010
Weighted average shares outstanding - Diluted             142,749,912        141,400,422


          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                 Three Months Ended
                                                               ----------------------
                                                                May 30,      May 31,
                                                                 1998         1997
                                                                 ----         ----
Cash Flows from Operating Activities:
  Net earnings                                                 $ 12,991      $  9,907
  Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Depreciation and amortization                             5,252         4,078
        Deferred income taxes                                    (1,178)         (498)
        (Increase) decrease in assets:
             Merchandise inventories                            (46,189)      (47,448)
             Prepaid expenses and other current assets           (3,053)       (1,405)
             Other assets                                          (983)           22
        Increase (decrease) in liabilities:
             Accounts payable                                    39,005        42,602
             Accrued expenses and other current liabilities       1,770         5,212
             Income taxes payable                                  (783)        1,129
             Deferred rent                                          972           830
                                                               --------      --------

  Net cash provided by operating activities                       7,804        14,429
                                                               --------      --------

Cash Flows from Investing Activities:
  Capital expenditures                                           (9,616)      (10,051)
                                                               --------      --------

  Net cash used in investing activities                          (9,616)      (10,051)
                                                               --------      --------

Cash Flows from Financing Activities:
  Proceeds from exercise of stock options                         5,744           952
                                                               --------      --------

  Net cash provided by financing activities                       5,744           952
                                                               --------      --------

  Net increase in cash and cash equivalents                       3,932         5,330

Cash and cash equivalents:
  Beginning of period                                            53,280        38,765
                                                               --------      --------

  End of period                                                $ 57,212      $ 44,095
                                                               ========      ========


          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1)       BASIS OF PRESENTATION

The accompanying consolidated financial statements, except for the February 28, 1998 consolidated balance sheet, have been prepared without audit. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of May 30, 1998 and February 28, 1998 and the results of their operations and their cash flows for the three months ended May 30, 1998 and May 31, 1997, respectively. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to Bed Bath & Beyond Inc.'s Annual Report for the fiscal year ended February 28, 1998 for additional disclosures, including a summary of the Company's significant accounting policies.

2)       SUBSEQUENT EVENTS

In June 1998, the Board of Directors approved a two-for-one stock split of the Company's common stock to be effected in the form of a stock dividend. The stock dividend will be distributed on July 31, 1998, to shareholders of record on July 10, 1998. Accordingly, all shareholders' equity, share and per share amounts for all periods presented have been retroactively adjusted to give effect to the stock split.

In June 1998, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of common stock (par value $.01 per share) from 150,000,000 shares to 350,000,000 shares.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months May 30, 1998 vs. Three Months May 31, 1997

Net sales for the first quarter ended May 30, 1998 were $269.6 million, an increase of $55.9 million or approximately 26.2% over net sales of $213.7 million for the corresponding quarter last year. Approximately 88.3% of the increase was attributable to new store net sales. The increase in comparable store net sales in the first quarter of 1998 was 3.3%. The increase in comparable net sales reflects a number of factors, including but not limited to, the continued consumer acceptance of the Company's merchandise offerings and customer service and the generally favorable retailing environment. Approximately 55% and 45% of net sales for the first quarter were attributable to sales of domestics merchandise and home furnishings merchandise, respectively.

Gross profit for the first quarter of 1998 was $110.2 million or 40.9% of net sales compared with $87.4 million or 40.9% of net sales during the first quarter of 1997.

Selling, general and administrative expenses ("SG&A") were $89.4 million in the first quarter of 1998 compared with $71.5 million in the same quarter last year and as a percentage of net sales were 33.2% and 33.5%, respectively. The decrease in SG&A, as a percentage of net sales, primarily reflects a relative decrease in costs associated with new store openings which was partially offset by a relative increase in occupancy costs.

Operating profit in the first quarter of 1998 increased to $20.7 million from $15.8 million in the first quarter of 1997, reflecting primarily the increase in net sales which was partially offset by increases in cost of sales and SG&A.


EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both existing and new markets and the expansion or replacement of existing stores with larger stores. As a result of this program, the total number of stores has increased to 149 stores at the end of the first quarter of 1998 compared with 116 stores at the end of the corresponding quarter last year. Total square footage grew to 6,111,000 square feet at the end of the first quarter of 1998, from 4,644,000 square feet at the end of the first quarter of last year.

During the first quarter of fiscal 1998, the Company opened eight new stores and expanded one existing unit resulting in an aggregate addition of 344,000 square feet to total store space. The Company anticipates opening approximately 32 additional stores and expanding several existing stores by the end of the fiscal year, aggregating approximately 1,400,000 square feet of store space.

FINANCIAL CONDITION

Total assets at May 30, 1998 were $518.0 million compared with $458.3 million at February 28, 1998, an increase of $59.7 million. Of the total increase, $53.2 million represented an increase in current assets and $6.5 million represented an increase in non-current assets. The increase in current assets was primarily attributable to an increase in merchandise inventories, which resulted from new store space and, to a lesser extent, the changes in merchandising mix.

Total liabilities at May 30, 1998 were $203.9 million compared with $162.9 million at February 28, 1998, an increase of $41.0 million. The increase was primarily attributable to a $39.0 million increase in accounts payable (resulting from an increase in inventories) and a $1.8 million increase in accrued expenses and other current liabilities.

Shareholders' equity was $314.1 million at May 30, 1998 compared with $295.4 million at February 28, 1998. The increase primarily reflects net earnings for the first three months of fiscal 1998 and additional paid-in capital from the exercise of stock options.


FORWARD LOOKING STATEMENTS

This Form 10-Q may contain forward looking statements. Important factors which may affect these statements are contained in the Company's Annual Report to shareholders for the fiscal year ended February 28, 1998.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting was held on June 26, 1998. At the Annual Meeting, the following items were voted upon:

   1.    The election of two directors.

   2. The ratification of the appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending February 27, 1999.

   3. The approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock.

   4. The ratification of the adoption of the Bed Bath & Beyond Inc. 1998 Stock Option Plan.

The results of the voting were as follows:


                                                       SHARES VOTED
                                                       ------------
                                                          Against/
Description                                For            Withheld
-----------                                ---            --------
Election of the Board
of Directors:

   Warren Eisenberg                     58,142,957        1,035,458
   Robert J. Swartz                     58,145,937        1,032,478

                                                          Against/
                                         For              Withheld          Abstentions
                                         ---              --------          -----------
Appointment of Auditors:

KPMG Peat Marwick LLP                   59,127,124           27,366             23,925

                                                          Against/
                                         For              Withheld          Abstentions
                                         ---              --------          -----------
Amend the Company's
Certificate of Incorporation:           55,508,509        3,511,266            158,640

                                                  SHARES VOTED
                                                  ------------
                                             Against/                      Broker
Description                      For         Withheld     Abstentions     Non-Votes
-----------                      ---         --------     -----------     ---------
Adopt the Bed Bath &
 Beyond Inc.1998 Stock
 Option Plan:                 53,510,63      5,107,876       319,653       240,249


Item 6.   Exhibits and Reports on Form 8-K

  (a) The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

  (b) No reports on Form 8-K were filed by the Company during the three month period ended May 30, 1998.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  BED BATH & BEYOND INC.
                                       (Registrant)


Date: July 14, 1998                By: /s/ Ronald Curwin
                                       -----------------
                                       Ronald Curwin
                                       Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

     -----------------------------------------------------------------------

Exhibit No.                      Exhibit                             Page No.
-----------                      -------                             --------
    3              Certificate of Amendment of Certificate             12
                   of Incorporation

   10              Bed Bath & Beyond Inc. 1998 Stock Option
                   Plan (incorporated by reference to Exhibit
                   A to the Registrant's Proxy Statement dated
                   May 15, 1998)

   27              Financial Data Schedule                             13
                   (Filed electronically with SEC only)