Form 10-Q
period 1998-08-29
BED BATH & BEYOND INC
filed 1998-10-09
CIK 886158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended August 29, 1998

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

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK:

         CLASS                      OUTSTANDING AT AUGUST 29, 1998
         -----                      ------------------------------
Common Stock -  $0.01 par value     138,800,836  (gives  effect to a two-for-one
                                    stock  split in the form of a stock
                                    dividend effected July 31, 1998)

                     BED BATH & BEYOND INC. AND SUBSIDIARIES

                                      INDEX



                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION

     Consolidated Balance Sheets
       August 29, 1998 and February 28, 1998                                 3

     Consolidated Statements of Earnings
       Three Months and Six Months
       Ended August 29, 1998 and August 30, 1997                             4

     Consolidated Statements of Cash Flows
       Six Months Ended
       August 29, 1998 and August 30, 1997                                   5

     Notes to Consolidated Financial Statements                              6

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         7 - 9



PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                               10

     Exhibit Index                                                           11

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                               August 29,    February 28,
                                                                 1998          1998
                                                                 ----          ----
                                                              (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                 $ 58,908      $ 53,280
     Merchandise inventories                                    342,525       270,357
     Prepaid expenses and other current assets                    5,787         2,323
                                                               --------      --------

         Total current assets                                   407,220       325,960
                                                               --------      --------

Property and equipment, net                                     126,070       111,381
Other assets                                                     24,636        20,989
                                                               --------      --------
                                                               $557,926      $458,330
                                                               ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                          $109,506      $ 64,718
     Accrued expenses and other current liabilities              83,110        73,610
     Income taxes payable                                         7,979        12,015
                                                               --------      --------

         Total current liabilities                              200,595       150,343
                                                               --------      --------

Deferred rent                                                    14,380        12,590
                                                               --------      --------

         Total liabilities                                      214,975       162,933
                                                               --------      --------

Shareholders' equity:
     Preferred stock - $0.01 par value; authorized -
         1,000,000 shares; no shares issued or
         outstanding                                               --            --

     Common stock - $0.01 par value;
         authorized - 350,000,000 shares; issued and
         outstanding - August 29, 1998, 138,800,836
         shares and February 28, 1998, 138,087,946 shares         1,388         1,381

     Additional paid-in capital                                  70,398        61,348

     Retained earnings                                          271,165       232,668
                                                               --------      --------
         Total shareholders' equity                             342,951       295,397
                                                               --------      --------

                                                               $557,926      $458,330
                                                               ========      ========


          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                                               Three Months Ended             Six Months Ended
                                                       August 29,           August 30,     August 29,        August 30,
                                                          1998               1997            1998              1997
                                                     ------------      ------------      ------------      ------------

Net sales                                            $    344,946      $    266,895      $    614,517      $    480,557
Cost of sales, including buying,
 occupancy and indirect costs                             203,003           157,395           362,395           283,699
                                                     ------------      ------------      ------------      ------------
  Gross profit                                            141,943           109,500           252,122           196,858
Selling, general and administrative expenses              100,183            77,730           189,618           149,278
                                                     ------------      ------------      ------------      ------------
  Operating profit                                         41,760            31,770            62,504            47,580
Interest income                                               571               504             1,388             1,141
                                                     ------------      ------------      ------------      ------------
  Earnings before provision for income taxes               42,331            32,274            63,892            48,721
Provision for income taxes                                 16,827            12,827            25,397            19,367
                                                     ------------      ------------      ------------      ------------
  Net earnings                                       $     25,504      $     19,447      $     38,495      $     29,354
                                                     ============      ============      ============      ============
Net earnings per share - Basic                       $       0.18      $       0.14      $       0.28      $       0.21
Net earnings per share - Diluted                     $       0.18      $       0.14      $       0.27      $       0.21
Weighted average shares outstanding - Basic           138,740,110       137,604,276       138,530,307       137,430,644
Weighted average shares outstanding - Diluted         142,934,866       142,234,532       142,842,389       141,817,478



          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)



                                                           Six Months Ended
                                                       -----------------------
                                                        August 29,    August 30,
                                                          1998          1997
                                                          ----          ----
Cash Flows from Operating Activities:
  Net earnings                                         $ 38,495       $ 29,354
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation and amortization                        10,743          8,415
    Deferred income taxes                                (2,356)        (1,366)
    Increase in assets:
      Merchandise inventories                           (72,168)       (70,532)
      Prepaid expenses and other current assets          (3,464)          (847)
      Other assets                                       (1,291)          (600)
    Increase (decrease) in liabilities:
      Accounts payable                                   44,788         45,670
      Accrued expenses and other current liabilities      9,500         14,501
      Income taxes payable                               (4,036)          (389)
      Deferred rent                                       1,790          1,682
                                                        -------       --------
  Net cash provided by operating activities              22,001         25,888
                                                        -------       --------
Cash Flows from Investing Activities:

  Capital expenditures                                  (25,432)       (19,769)
                                                        -------       --------
  Net cash used in investing activities                 (25,432)       (19,769)
                                                        -------       --------
Cash Flows from Financing Activities:

  Proceeds from exercise of stock options                 9,059          4,278
                                                        -------       --------
  Net cash provided by financing activities               9,059          4,278
                                                        -------       --------

  Net increase in cash and cash equivalents               5,628         10,397
Cash and cash equivalents:
  Beginning of period                                    53,280         38,765
                                                        -------       --------
  End of period                                        $ 58,908       $ 49,162
                                                       ========       ========


          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)       BASIS OF PRESENTATION

The accompanying consolidated financial statements, except for the February 28, 1998 consolidated balance sheet, have been prepared without audit. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of August 29, 1998 and February 28, 1998 and the results of their operations for the three months and six months ended August 29, 1998 and August 30, 1997, respectively, and their cash flows for the six months ended August 29, 1998 and August 30, 1997. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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


2)       STOCK SPLIT

In June 1998, the Board of Directors approved a two-for-one split of the Company's common stock effected in the form of a stock dividend. The stock dividend was distributed on July 31, 1998 to shareholders of record on July 10, 1998. Accordingly, all shareholders' equity, share and per share amounts for all periods presented have been retroactively adjusted to give effect to the stock split.

In June 1998, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of common stock (par value $.01 per share) from 150,000,000 shares to 350,000,000 shares.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months August 29, 1998 vs. Three Months August 30, 1997

Net sales for the second quarter ended August 29, 1998 were $344.9 million, an increase of $78.1 million or approximately 29.2% over net sales of $266.9 million for the corresponding quarter last year. Approximately 81.1% of the increase was attributable to new store net sales. The increase in comparable store net sales in the second quarter of 1998 was 6.0%. The increase in comparable net sales reflects a number of factors, including but not limited to, the continued consumer acceptance of the Company's merchandise offerings and customer service and the generally favorable retailing environment. Approximately 55% and 45% of net sales for the second quarter were attributable to sales of domestics merchandise and home furnishings merchandise, respectively.

Gross profit for the second quarter of 1998 was $141.9 million or 41.1% of net sales compared with $109.5 million or 41.0% of net sales during the second quarter of 1997.

Selling, general and administrative expenses ("SG&A") were $100.2 million in the second quarter of 1998 compared with $77.7 million in the same quarter last year and as a percentage of net sales were 29.0% and 29.1%, respectively.

Operating profit in the second quarter of 1998 increased to $41.8 million from $31.8 million in the second quarter of 1997, reflecting primarily the increase in net sales which was partially offset by increases in cost of sales and SG&A.

Six Months August 29, 1998 vs. Six Months August 30, 1997

Net sales for the six months ended August 29, 1998 were $614.5 million, an increase of $134.0 million or approximately 27.9% over net sales of $480.6 million for the corresponding period last year. Approximately 84.1% of the increase was attributable to new store net sales. The increase in comparable store net sales for the first six months of 1998 was approximately 4.8%.

Gross profit for the first six months of 1998 was $252.1 million or 41.1% of net sales compared with $196.9 million or 41.0% of net sales during the same period last year.

SG&A was $189.6 million in the first six months of 1998 compared with $149.3 million for the same period last year and as a percentage of net sales were 30.9% and 31.1%, respectively. The decrease in SG&A, as a percentage of net sales, primarily reflects a relative decrease in costs associated with new store openings and a relative decrease in payroll and payroll related items, which were partially offset by a relative increase in occupancy costs.

Operating profit in the first six months of 1998 increased to $62.5 million from $47.6 million for the same period last year, primarily resulting from the increase in net sales, which was partially offset by an increase in cost of sales and SG&A.

EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both existing and new markets and the expansion or replacement of existing stores with larger stores. As a result of this program, the total number of stores has increased to 159 stores at the end of the second quarter of 1998 compared with 122 stores at the end of the corresponding quarter last year. Total square footage grew to 6,539,000 square feet at the end of the second quarter of 1998, from 4,916,000 square feet at the end of the second quarter of last year.

During the first six months of fiscal 1998, the Company opened 18 new superstores and expanded two stores resulting in an aggregate addition of 772,000 square feet to total store space. The Company anticipates opening approximately 22 additional superstores and expanding one store by the end of the fiscal year, aggregating approximately 1,700,000 square feet of store space for the year.


FINANCIAL CONDITION

Total assets at August 29, 1998 were $557.9 million compared with $458.3 million at February 28, 1998, an increase of $99.6 million. Of the total increase, $81.3 million represented an increase in current assets and $18.3 million represented an increase in non-current assets. The increase in current assets was almost entirely attributable to an increase in merchandise inventories, which resulted from new store space.

Total liabilities at August 29, 1998 were $215.0 million compared with $162.9 million at February 28, 1998, an increase of $52.0 million. The increase was primarily attributable to a $44.8 million increase in accounts payable (resulting from an increase in inventories) and a $9.5 million increase in accrued expenses and other current liabilities.

Shareholders' equity was $343.0 million at August 29, 1998 compared with $295.4 million at February 28, 1998. The increase primarily reflects net earnings for the first six months of fiscal 1998 and additional paid-in capital from the exercise of stock options.

Capital expenditures for the first six months of fiscal 1998 were $25.4 million compared with $19.8 million for the corresponding period last year. The increase is primarily attributable to furniture and fixtures and leasehold improvements for the 18 new superstores opened and two stores expanded during the first six months compared to furniture and fixtures and leasehold improvements for the 14 new superstores opened and one store expanded in the same period last year.


YEAR 2000

During fiscal 1997, the Company conducted an extensive review of its computer systems and operations to identify the areas that could be affected by the Year 2000 issue. A plan was developed which focuses on the Company's information systems and third-party relationships.

With respect to its own information systems, the Company has adopted a five-phase Year 2000 program consisting of: Phase I -- identification and ranking of the components of the Company's systems that may be vulnerable to Year 2000 problems; Phase II -- assessment of items identified in Phase I;
Phase III -- remediation or replacement of non-compliant systems and components; Phase IV -- testing of systems and components following remediation; and Phase V -- developing contingency plans to address the most reasonably likely worst case Year 2000 scenarios. The Company has completed Phases I, II, and III, has made substantial progress on Phase IV, and has begun Phase V.

With respect to its third-party relationships, the Company contacted its largest suppliers, vendors, and service providers to assess their state of Year 2000 readiness. This process is effectively complete and the Company has commenced contingency planning to address the most reasonably likely worst case Year 2000 scenarios with respect to its third-party relationships, including developing alternate third-party relationships, if necessary. Potential sources of risk include the inability of principal suppliers to be Year 2000 compliant, which could result in delays in product deliveries from such suppliers, and disruption of the Company's distribution channel.

Based on the efforts to date, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations. The Company's costs incurred to date associated with the Year 2000 issue are not material. The Company estimates that the costs to complete its five-phase program, excluding any costs that may be incurred by the Company as a result of the failure of any third-parties to become Year 2000 compliant, will also not be material. The Company believes that by the end of fiscal 1998, it will have developed contingency plans to address its most reasonably likely worst case Year 2000 scenarios.


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

   (b) No reports on Form 8-K were filed by the Company during the three month period ended August 29, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BED BATH & BEYOND INC.
                                        (Registrant)


Date: October 9, 1998          By:   /s/Ronald Curwin
                                     -----------------------------------------
                                        Ronald Curwin
                                        Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX





Exhibit No.                                                     Exhibit             Page No.

   27             Financial Data Schedule                                             12
                    (Filed electronically with SEC only)