Form 10-Q
period 1998-11-28
BED BATH & BEYOND INC
filed 1999-01-11
CIK 886158

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended November 28, 1998


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

       Registrant's telephone number, including area code: (908) 688-0888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes  X  No
                                                                      ---    ---

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK:

         CLASS                                OUTSTANDING AT NOVEMBER 28, 1998
         -----                                --------------------------------
Common Stock - $0.01 par value                 139,201,141 (gives effect to a
                                               two-for-one stock split in the
                                               form of a stock dividend
                                               effected July 31, 1998)


================================================================================

                     BED BATH & BEYOND INC. AND SUBSIDIARIES


                                      INDEX





                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

     Consolidated Balance Sheets
       November 28, 1998 and February 28, 1998                               3

     Consolidated Statements of Earnings
       Three Months and Nine Months Ended
       November 28, 1998 and November 29, 1997                               4

     Consolidated Statements of Cash Flows
       Nine Months Ended November 28, 1998 and November 29, 1997             5

     Notes to Consolidated Financial Statements                              6

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         7 - 9



PART II - OTHER INFORMATION

     Item 5.  Other information                                             10

     Item 6.  Exhibits and Reports on Form 8-K                              10

     Exhibit Index                                                          11

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     November 28,     February 28,
                                                                         1998            1998
                                                                     ------------     ------------
                                                                     (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                         $ 74,550        $ 53,280
     Merchandise inventories                                            401,749         270,357
     Prepaid expenses and other current assets                            7,517           2,323
                                                                       --------        --------

         Total current assets                                           483,816         325,960
                                                                       --------        --------

Property and equipment, net                                             137,251         111,381
Other assets                                                             25,801          20,989
                                                                       --------        --------
                                                                       $646,868        $458,330
                                                                       ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $163,354        $ 64,718
     Accrued expenses and other current liabilities                      85,197          73,610
     Income taxes payable                                                 9,820          12,015
                                                                       --------        --------

         Total current liabilities                                      258,371         150,343
                                                                       --------        --------


Deferred rent                                                            15,367          12,590
                                                                       --------        --------

         Total liabilities                                              273,738         162,933
                                                                       --------        --------

Shareholders' equity:
     Preferred stock - $0.01 par value; authorized -
         1,000,000 shares; no shares issued or
         outstanding                                                       --              --

     Common stock - $0.01 par value; authorized -
         350,000,000 shares; issued and
         outstanding -November 28, 1998, 139,201,141 shares and
         February 28, 1998, 138,087,946 shares                            1,392           1,381

     Additional paid-in capital                                          75,923          61,348
     Retained earnings                                                  295,815         232,668
                                                                       --------        --------

         Total shareholders' equity                                     373,130         295,397
                                                                       --------        --------

                                                                       $646,868        $458,330
                                                                       ========        ========


          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                             Three Months Ended               Nine Months Ended
                                                       -----------------------------     -----------------------------
                                                       November 28,     November 29,     November 28,     November 29,
                                                           1998             1997             1998             1997
                                                       ------------     ------------     ------------     ------------
Net sales                                              $    363,431     $    280,978     $    977,948     $    761,535
Cost of sales, including buying,
        occupancy and indirect costs                        214,958          165,556          577,353          449,255
                                                       ------------     ------------     ------------     ------------
        Gross profit                                        148,473          115,422          400,595          312,280

Selling, general and administrative expenses                108,319           84,696          297,937          233,974
                                                       ------------     ------------     ------------     ------------
        Operating profit                                     40,154           30,726          102,658           78,306

Interest income                                                 761              714            2,149            1,855
                                                       ------------     ------------     ------------     ------------
        Earnings before provision for income taxes           40,915           31,440          104,807           80,161

Provision for income taxes                                   16,264           12,497           41,661           31,864
                                                       ------------     ------------     ------------     ------------
        Net earnings                                   $     24,651     $     18,943     $     63,146     $     48,297
                                                       ============     ============     ============     ============

Net earnings per share - Basic                         $       0.18     $       0.14     $       0.46     $       0.35
Net earnings per share - Diluted                       $       0.17     $       0.13     $       0.44     $       0.34

Weighted average shares outstanding - Basic             138,971,762      137,813,970      138,667,458      137,558,418
Weighted average shares outstanding - Diluted           143,079,852      142,473,058      142,921,542      142,036,003


          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)


                                                                    Nine Months Ended
                                                               ---------------------------
                                                               November 28,   November 29,
                                                                   1998           1997
                                                               ------------   ------------
Cash Flows from Operating Activities:
  Net earnings                                                  $  63,146      $  48,297
  Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Depreciation and amortization                              16,642         13,147
        Deferred income taxes                                      (3,533)        (2,050)
        Increase in assets:
             Merchandise inventories                             (131,392)      (116,736)
             Prepaid expenses and other current assets             (5,194)          (672)
             Other assets                                          (1,279)        (1,027)
        Increase (decrease) in liabilities:
             Accounts payable                                      98,636         68,885
             Accrued expenses and other current liabilities        11,587         21,920
             Income taxes payable                                  (2,195)        (4,425)
             Deferred rent                                          2,777          2,627
                                                                ---------      ---------

  Net cash provided by operating activities                        49,195         29,966
                                                                ---------      ---------

Cash Flows from Investing Activities:

  Capital expenditures                                            (42,512)       (34,206)
                                                                ---------      ---------

  Net cash used in investing activities                           (42,512)       (34,206)
                                                                ---------      ---------

Cash Flows from Financing Activities:

  Proceeds from exercise of stock options                          14,587          5,873
                                                                ---------      ---------

  Net cash provided by financing activities                        14,587          5,873
                                                                ---------      ---------

  Net increase in cash and cash equivalents                        21,270          1,633

Cash and cash equivalents:
  Beginning of period                                              53,280         38,765
                                                                ---------      ---------
  End of period                                                 $  74,550      $  40,398
                                                                =========      =========


          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)       BASIS OF PRESENTATION

The accompanying consolidated financial statements, except for the February 28, 1998 consolidated balance sheet, have been prepared without audit. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of November 28, 1998 and February 28, 1998 and the results of their operations for the three months and nine months ended November 28, 1998 and November 29, 1997, respectively, and their cash flows for the nine months ended November 28, 1998 and November 29, 1997. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months November 28, 1998 vs. Three Months November 29, 1997

Net sales for the third quarter ended November 28, 1998 were $363.4 million, an increase of $82.5 million or approximately 29.3% over net sales of $281.0 million for the corresponding quarter last year. Approximately 73.6% of the increase was attributable to new store net sales. The increase in comparable store net sales in the third quarter of 1998 was approximately 8.8%. The increase in comparable store net sales reflects a number of factors, including but not limited to, the continued consumer acceptance of the Company's merchandise offerings and customer service and the generally favorable retailing environment. Approximately 55% and 45% of net sales for the third quarter were attributable to sales of domestics merchandise and home furnishings merchandise, respectively.

Gross profit for the third quarter of 1998 was $148.5 million or 40.9% of net sales compared with $115.4 million or 41.1% of net sales during the third quarter of 1997. The decrease in gross profit, as a percentage of net sales, was primarily attributable to an increase in coupons redeemed associated with the Company's marketing program.

Selling, general and administrative expenses ("SG&A") were $108.3 million in the third quarter of 1998 compared with $84.7 million in the same quarter last year and as a percentage of net sales were 29.8% and 30.1%, respectively. The decrease in SG&A, as a percentage of net sales, primarily reflects a relative decrease in payroll and payroll related items.

Operating profit in the third quarter of 1998 increased to $40.2 million from $30.7 million in the third quarter of 1997, reflecting primarily the increase in net sales and decrease in SG&A, which was partially offset by an increase in costs of sales.

Nine Months November 28, 1998 vs. Nine Months November 29, 1997

Net sales for the nine months ended November 28, 1998 were $977.9 million, an increase of $216.4 million or approximately 28.4% over net sales of $761.5 million for the corresponding period last year. Approximately 80.1% of the increase was attributable to new store net sales. The increase in comparable store net sales for the first nine months of 1998 was approximately 6.2%.

Gross profit for the first nine months of 1998 was $400.6 million or 41.0% of net sales compared with $312.3 million or 41.0% of net sales during the same period last year.

SG&A was $297.9 million in the first nine months of 1998 compared with $234.0 million for the same period last year and as a percentage of net sales were 30.5% and 30.7%, respectively. The decrease in SG&A, as a percentage of net sales, primarily reflects a relative decrease in payroll and payroll related items.

Operating profit in the first nine months of 1998 increased to $102.7 million from $78.3 million for the same period last year, primarily resulting from the increase in net sales and decrease in SG&A.

EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both existing and new markets and the expansion or replacement of existing stores with larger stores. As a result of this program, the total number of stores has increased to 185 stores at the end of the third quarter of 1998 compared with 141 stores at the end of the corresponding quarter last year. Total square footage grew to 7,653,000 square feet at the end of the third quarter of 1998, from 5,767,000 square feet at the end of the third quarter of last year.

During the first nine months of fiscal 1998, the Company opened 44 new superstores and expanded three stores resulting in an aggregate addition of 1,886,000 square feet to total store space. The Company anticipates opening one new store during the remainder of fiscal 1998.

FINANCIAL CONDITION

Total assets at November 28, 1998 were $646.9 million compared with $458.3 million at February 28, 1998, an increase of $188.5 million. Of the total increase, $157.9 million represented an increase in current assets and $30.7 million represented an increase in non-current assets. The increase in current assets was primarily attributable to an increase in merchandise inventories, which resulted from new store space.

Total liabilities at November 28, 1998 were $273.7 million compared with $162.9 million at February 28, 1998, an increase of $110.8 million. The increase was primarily attributable to a $98.6 million increase in accounts payable (resulting from an increase in inventories) and a $11.6 million increase in accrued expenses and other current liabilities.

Shareholders' equity was $373.1 million at November 28, 1998 compared with $295.4 million at February 28, 1998. The increase primarily reflects net earnings for the first nine months of fiscal 1998 and additional paid-in capital from the exercise of stock options.

Capital expenditures for the first nine months of fiscal 1998 were $42.5 million compared with $34.2 million for the corresponding period last year. The increase is primarily attributable to furniture and fixtures and leasehold improvements for the 44 new superstores opened and three stores expanded during the first nine months compared to furniture and fixtures and leasehold improvements for the 33 new superstores opened and three stores expanded in the same period last year.

YEAR 2000

During fiscal 1997, the Company conducted an extensive review of its computer systems and operations to identify the areas that could be affected by the Year 2000 issue. A plan was developed which focuses on the Company's information systems and third-party relationships.

With respect to its own information systems, the Company has adopted a five-phase Year 2000 program consisting of: Phase I -- identification and ranking of the components of the Company's systems that may be vulnerable to Year 2000 problems; Phase II -- assessment of items identified in Phase I; Phase III -- remediation or replacement of non-compliant systems and components; Phase IV -- testing of systems and components following remediation; and Phase V -- developing contingency plans to address the most reasonably likely worst case Year 2000 scenarios. The Company has completed Phases I, II, and III, has substantially completed Phase IV, and is in the process of developing contingency plans for Phase V.

With respect to its third-party relationships, the Company contacted its largest suppliers, vendors, and service providers to assess their state of Year 2000 readiness. This process is effectively complete and the Company is in the process of contingency planning to address the most reasonably likely worst case Year 2000 scenarios with respect to its third-party relationships, including developing alternate third-party relationships, if necessary. Potential sources of risk include the inability of principal suppliers to be Year 2000 compliant, which could result in delays in product deliveries from such suppliers, and disruption of the Company's distribution channel.

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

                           PART II - OTHER INFORMATION


Item 5.   Other Information

   On December 17, 1998, the Board of Directors adopted amendments to the Company's By-Laws, including amendments permissible as a result of recent changes in the New York Business Corporation Law. The By-Law amendments, among other changes, provide for shareholder meeting rules, and increase the minimum number of days by which shareholders must give notice for business properly to be brought before a shareholder meeting. The By-Laws of the Company, as amended, are being filed as an exhibit to this Report.

Item 6.   Exhibits and Reports on Form 8-K

   (a) The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

   (b) No reports on Form 8-K were filed by the Company during the three month period ended November 28, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BED BATH & BEYOND INC.
                                           (Registrant)


Date: January 11, 1999                By: /s/ Ronald Curwin
                                          -------------------------------------
                                          Ronald Curwin
                                          Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

                 ----------------------------------------------


Exhibit No.                        Exhibit                                Page No.
-----------                        -------                                --------
3.1              Amended By-Laws of Bed Bath & Beyond Inc.                  12-23
                 (As amended through December 17, 1998)



10.1             Fifth Amendment to the Credit Agreement                    24-36
                 among the Company, bed 'n bath Stores, Inc.,
                 BBBL, Inc., Bed Bath & Beyond of California
                 Limited Liability Company, BBBY Management
                 Corporation and The Chase Manhattan Bank,
                 dated October 26, 1998


10.2             Second Amended and Restated Revolving Credit               37-38
                 Note among the Company, bed 'n bath Stores, Inc.,
                 BBBL, Inc., Bed Bath & Beyond of California
                 Limited Liability Company, BBBY Management
                 Corporation and The Chase Manhattan Bank,
                 dated October 26, 1998


27               Financial Data Schedule                                      39
                 (Filed electronically with SEC only)