Form 10-K
period 1999-02-27
BED BATH & BEYOND INC
filed 1999-05-27
CIK 886158

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended February 27, 1999

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g)OF THE ACT:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of May 7, 1999, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the NASDAQ National Market) was $4,690,866,574*

The number of shares outstanding of the issuer's common stock (par value $0.01 per share) at May 7, 1999: 139,649,339

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement filed on May 17, 1999 pursuant to Regulation 14A are incorporated by reference in Part III hereof.

Portions of the Registrant's Annual Report to Shareholders for the fiscal year-ended February 27, 1999 are incorporated by reference in Part II hereof.

* For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 13,720,035 shares beneficially owned by directors and executive officers, including in the case of the Co-Chief Executive Officers trusts affiliated with them. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

                                TABLE OF CONTENTS


FORM 10-K
ITEM NO.                   NAME OF ITEM                                                                              PAGE

                           PART I

Item 1.           Business.............................................................................................3
Item 2.           Properties..........................................................................................11
Item 3.           Legal Proceedings...................................................................................12
Item 4.           Submission of Matters to a Vote of
                      Security Holders................................................................................12

                           PART II

Item 5.           Market for the Registrant's Common Equity
                      And Related Shareholder Matters.................................................................12
Item 6.           Selected Financial Data.............................................................................13
Item 7.           Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations......................................................................................13
Item 7A.          Quantitative and Qualitative Disclosures About
                      Market Risk.....................................................................................13
Item 8.           Financial Statements and Supplementary
                      Data............................................................................................13
Item 9.           Changes in and Disagreements with
                      Accountants on Accounting and Financial
                      Disclosure......................................................................................13

                            PART III

Item 10.          Directors and Executive Officers of
                      the Registrant..................................................................................13
Item 11.          Executive Compensation..............................................................................13
Item 12.          Security Ownership of Certain Beneficial
                      Owners and Management...........................................................................13
Item 13.          Certain Relationships and Related
                      Transactions....................................................................................13

                         PART IV

Item 14.          Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K.............................................................................14

                                     PART I

    Unless otherwise indicated, the terms "Company" and "Bed Bath & Beyond" refer collectively to Bed Bath & Beyond Inc. and its subsidiaries. Effective in fiscal 1996, the Company changed its fiscal year-end from the 52 or 53 week period ending on the Sunday nearest February 28 to the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 1998 represented 52 weeks and ended on February 27, 1999; fiscal 1997 represented 52 weeks and ended on February 28, 1998; and fiscal 1996 represented 52 weeks and 6 days and ended on March 1, 1997. Unless otherwise indicated, all references herein to periods of time (e.g., quarters and years) are to fiscal periods.


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

         As of May 7, 1999, the Company operated 189 stores in 35 states:
Alabama (3), Arizona (4), California (22), Colorado (5), Connecticut (4), Delaware (1), Florida (20), Georgia (7), Illinois (11), Indiana (3), Kansas (2), Kentucky (1), Maryland (8), Massachusetts (5), Michigan (7), Minnesota (1), Missouri (5), Nebraska (1), Nevada (1), New Jersey (10), New Mexico (1), New York (13), North Carolina (2), Ohio (6), Oklahoma (2), Oregon (1), Pennsylvania
(6), South Carolina (1), Tennessee (3), Texas (16), Utah (1), Vermont (1), Virginia (10), Washington (4) and Wisconsin (1). 185 of these stores use the superstore format that was pioneered by the Company in 1985. These stores are on average approximately 42,000 square feet in size and carry the Company's full line of both domestics merchandise and home furnishings. The other four stores, all established prior to 1986, are smaller stores that primarily carry domestics merchandise.


HISTORY

         The Company was founded in 1971. Leonard Feinstein and Warren Eisenberg, the Co-Chief Executive Officers and founders of the Company, each has more than 40 years of experience in the retail industry.

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

         The Company has been engaged in an ongoing expansion program involving the opening of new superstores (including 45 in 1998, 33 in 1997, and 28 in 1996) and the expansion of existing stores (including three in 1998, three in 1997 and two in 1996). As a result of its expansion program, the Company's store space has increased from approximately 1,512,000 square feet at the beginning of 1994 to approximately 7,688,000 square feet at the end of 1998. The Company's expansion program is continuing, and the Company currently anticipates that in 1999 it will open approximately 50 new superstores, which includes the three new superstores opened through May 7, 1999.


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

         MERCHANDISE SELECTION

         The Company's superstores offer both domestics merchandise and home furnishings, including:

         Domestics Merchandise

         - bed linens and related items: sheets, comforters, duvet covers, bedspreads, quilts, window treatments (such as curtains and valances), decorative pillows, blankets, dust ruffles, bed pillows and mattress pads.

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

         - general home furnishings: giftwrap, candles, personal care products (such as soaps, fragrances and massage products), picture frames, wall art, juvenile items (such as toys and children's books), artificial plants and flowers and seasonal merchandise (such as summer and holiday related items).

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

         The Company's merchandise consists primarily of better quality merchandise typically found at better department stores. For those product lines that have brand names associated with them, the Company generally offers leading brand name merchandise (including Wamsutta, Martex, Fieldcrest, Cannon, Croscill, Laura Ashley, Calphalon, Mikasa, Krups, J.A. Henckels, All-Clad, Portmeirion, Black & Decker, Rubbermaid, Springs, Braun, Kitchenaid, Cuisinart, Hoover, Brita, Pillowtex, Pacific Coast Feather Co., Conair and Waverly). The Company estimates that brand name merchandise accounts for a significant portion of its net sales.

         The Company offers a breadth and depth of product selection that enables customers to select among a wide assortment of styles, brands, colors and designs within each of the Company's major product lines. The Company also generally maintains consistent in-stock availability of merchandise in order to reinforce customer perception of wide selection and build customer loyalty. The Company estimates that most of its superstores carry in excess of 30,000 active stock-keeping units.

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

         Merchandise is displayed in each of these separate areas from floor to ceiling (generally 10 to 14 feet high) and, in addition, seasonal merchandise and impulse items are prominently displayed in the front of the store. The Company believes that its extensive merchandise selection, rather than fixturing, should be the focus of customer attention and, accordingly, typically uses simple modular fixturing throughout the store. This fixturing is designed so that it can be easily reconfigured to adapt to changes in the store's merchandise mix and presentation. The Company believes that its floor to ceiling displays create an exciting and attractive shopping environment that encourages impulse purchases of additional items.

         CUSTOMER SERVICE

         The Company places great emphasis on customer service and satisfaction and, over the past 28 years, has sought to make this a defining feature of its corporate culture. All managers provide leadership by example in this area by regularly spending time assisting customers on the selling floor. The Company believes that its success in the area of customer service is evidenced by its ability to rely primarily on "word of mouth advertising".

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

         EXPANSION

         The Company is engaged in an ongoing expansion program involving the opening of new stores in both existing and new markets and the expansion or replacement of existing stores with larger stores. As a result of this program, the total number of stores has increased from 45 at the beginning of fiscal 1994 to 186 at the end of fiscal 1998, and the total square footage of store space has increased from approximately 1,512,000 square feet at the beginning of fiscal 1994 to approximately 7,688,000 square feet at the end of fiscal 1998. During 1998, the Company opened 45 new superstores and expanded three stores, which resulted in the addition of approximately 1,921,000 square feet of store space.

         The table below sets forth information concerning the Company's expansion program for the periods indicated:

                                                     STORE SPACE                      NUMBER OF STORES
                                            -----------------------------      ------------------------------
                REPLACED          NEW       BEGINNING             END           BEGINNING              END
       YEAR     STORES (1)     STORES (2)   OF YEAR             OF YEAR          OF YEAR             OF YEAR
       ----     ----------     ----------   --------            -------          -------             -------
                                (IN SQUARE FEET)
       1994         4             16        1,512,000           2,339,000            45                  61
       1995         2             19        2,339,000           3,214,000            61                  80
       1996         2             28        3,214,000           4,347,000            80                 108
       1997         3             33        4,347,000           5,767,000           108                 141
       1998         3             45        5,767,000           7,688,000           141                 186

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

         The Company expects to open new superstores in existing markets and new markets. In determining where to open new superstores, the Company evaluates a number of factors, including the availability of prime real estate and demographic information (such as data relating to income and education levels, age and occupation). The Company believes that because it does not use central distribution centers and since it relies on paid advertising to only a limited extent, it has the flexibility to enter a new market with only one or two stores. The Company will consider opening additional stores in that market, once the stores have been proven successful.

         From the end of fiscal 1998 through May 7, 1999, the Company has opened 3 stores which are located in: Dublin, California; Fort Collins, Colorado; and Reno, Nevada. During the balance of 1999, the Company currently anticipates that it will open approximately 47 additional stores and relocate or expand 4 stores.

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

STORE OPERATIONS

         MERCHANDISING

         The Company maintains its own central buying staff, comprised of two general merchandise managers, four divisional merchandise managers, twenty-five buyers and ten assistant buyers. Senior members of this buying staff report to the Senior Vice President of Merchandising. The merchandise mix for each store is selected by the central buying staff, in consultation with store managers and other local store personnel. The central buying staff is responsible for selecting the merchandise and for ordering the initial inventory required upon the opening of each store, for ordering the first shipment of any new product line that may be subsequently added to a store's merchandise mix and for ordering seasonal merchandise.

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

         The Company purchases its merchandise from approximately 3,000 suppliers. In 1998, the Company's largest supplier accounted for approximately 6% of the Company's merchandise purchases and the Company's 10 largest suppliers accounted for approximately 26% of such purchases. The Company purchases substantially all of its merchandise in the United States, the majority from domestic manufacturers and the balance from importers. The Company purchases a small amount of its merchandise directly from overseas sources. The Company has no long-term contracts for the purchase of merchandise. The Company believes that most merchandise, other than brand name goods, is available from a variety of sources and that most brand name goods can be replaced with comparable merchandise.

         WAREHOUSING

         Merchandise is shipped to each store from the Company's vendors, making it unnecessary for the Company to maintain any central distribution centers. As a result of the floor to ceiling displays used by the Company, a substantial amount of merchandise is displayed on the sales floor of each store at all times. Additional merchandise not displayed on the sales floor is stored in separate warehouse space that is included in each store (with an estimated 10% to 15% of the space of each store being dedicated to warehouse and receiving space). In the case of a few stores, merchandise is also stored at nearby supplemental storage space leased by the Company. At present, the warehouse space included in the Company's stores provides approximately 90% of the Company's warehouse space requirements and such nearby supplemental storage space provides the balance.

MANAGEMENT

         The Company seeks to encourage responsiveness and entrepreneurship at the store level by providing its managers with a relatively high degree of autonomy relating to operations and merchandising. This is reflected in the Company's policy of having reordering conducted at the store level, as well as in the Company's policy of encouraging managers to tailor the merchandise mix of each store in response to local sales trends and market conditions.

         In general, stores are staffed with one to three assistant managers and three to six department managers who report to a store manager, who in turn is supervised by an area or district manager. Area and district managers report to one of several regional managers or directly to one of five regional Vice Presidents of Stores, who in turn report to the Senior Vice President of Stores. Decisions relating to pricing and advertising for all stores are made centrally in the Company's Buying Office, and certain store support functions (such as finance and information technology) are performed centrally in the Company's Corporate Office.

         TRAINING

         The Company places great emphasis on the training of store level management. All entry management personnel are generally required to work in different departments of the store in order to acquire an overall understanding of store operations. In addition, all associates receive formalized training, including sales techniques and product knowledge, through the Bed Bath & Beyond University program.

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

EMPLOYEES

         As of February 27, 1999, the Company employed approximately 9,400 persons, of whom approximately 6,100 were full-time employees and 3,300 were part-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are excellent and that the labor turnover rate among its management employees is lower than that experienced in the industry.

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

TRADE NAMES AND SERVICE MARKS

         The Company uses its nationally recognized "Bed Bath & Beyond" name and logo and its "Beyond any store of its kind" tag line as service marks in connection with retail services. The Company has registered these marks and others with the United States Patent and Trademark Office. The Company also has registered or has applications pending with the trademark registries of several foreign countries. Management believes that its nationally recognized name and its service marks are an important element of the Company's merchandising strategy.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age and business experience of the Executive Officers of the Registrant:

NAME                           AGE              POSITIONS
----                           ---              ---------

Warren Eisenberg                68       Chairman, Co-Chief Executive Officer
                                           and Director
Leonard Feinstein               62       President, Co-Chief Executive Officer
                                           and Director
Steven H. Temares               40       Executive Vice President - Chief Operating
                                           Officer
Ronald Curwin                   69       Chief Financial Officer and Treasurer

Arthur Stark                    44       Senior Vice President - Merchandising

Matthew Fiorilli                42       Senior Vice President - Stores

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

         Mr. Temares was promoted to Executive Vice President - Chief Operating Officer of the Company in 1997. Prior to 1997, Mr. Temares served as Director of Real Estate and General Counsel. Prior to joining the Company in 1992, Mr. Temares engaged in the private practice of law.

         Mr. Curwin, a certified public accountant, joined the Company in 1994 as Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Curwin was engaged as a registered representative in the financial services industry. Prior to 1992, Mr. Curwin was Chief Financial Officer of Channel Home Centers, Inc., a retailer of home improvement products.

         Mr. Stark joined the Company in 1977. Mr. Stark was promoted to Senior Vice President - Merchandising in January 1999. Prior to 1999, Mr. Stark was Vice President - Merchandising from 1998 until 1999, Director of Store Operations - Western Region from 1994 until 1998 and previously was Regional Manager - Western Region.

         Mr. Fiorilli joined the Company in 1973. Mr. Fiorilli was promoted to Senior Vice President - Stores in January 1999. Prior to 1999, Mr. Fiorilli was Vice President - Stores from 1998 until 1999, Director of Store Operations - Eastern Region from 1994 until 1998 and previously was Regional Manager - Eastern Region.

         The Company's officers are elected by the Board of Directors for one-year terms and serve at the discretion of the Board of Directors. No family relationships exist between any of the executive officers or directors of the Company.

ITEM 2 - PROPERTIES

         The Company's 189 stores are located in 35 states, principally in suburban areas of medium and large sized cities. These stores are situated in strip and power strip shopping centers, as well as in major off-price and conventional malls, and free standing buildings. The Company's superstores range in size from 13,000 to 85,000 square feet, but are predominantly between 30,000 and 50,000 square feet in major markets. The Company's four smaller stores range in size from 7,000 to 11,000 square feet. In both superstores and smaller stores, approximately 80% to 85% of store space is used for selling areas and the balance for warehouse, receiving and office space.

         The table below sets forth the number of stores located in each state as of May 7, 1999:

                           Number                                                Number
   State                  of Stores                       State                 of Stores
   -----                  ---------                       -----                 ---------
Alabama                       3                      Nebraska                       1
Arizona                       4                      Nevada                         1
California                   22                      New Jersey                    10
Colorado                      5                      New Mexico                     1
Connecticut                   4                      New York                      13
Delaware                      1                      North Carolina                 2
Florida                      20                      Ohio                           6
Georgia                       7                      Oklahoma                       2
Illinois                     11                      Oregon                         1
Indiana                       3                      Pennsylvania                   6
Kansas                        2                      South Carolina                 1
Kentucky                      1                      Tennessee                      3
Maryland                      8                      Texas                         16
Massachusetts                 5                      Utah                           1
Michigan                      7                      Vermont                        1
Minnesota                     1                      Virginia                      10
Missouri                      5                      Washington                     4
                                                     Wisconsin                      1

         The Company currently leases all of its existing stores. The leases provide for original lease terms that generally range from five to fifteen years and certain leases provide for renewal options that range from five to fifteen years, often at increased rents. Certain leases provide for scheduled rent increases (which, in the case of fixed increases, the Company accounts for on a straight line basis over the noncancelable lease term) and/or for contingent rent (based upon store sales exceeding stipulated amounts).

         The Company also leases merchandise storage space in eight locations amounting to approximately 103,000 square feet. This space is used to supplement the warehouse facilities in the Company's stores in proximity to these locations. See Item 1 "Business--Store Operations--Warehousing."

         During 1998, the Company's Corporate Office, located in Union, New Jersey, and the Company's Buying Office, located in Farmingdale, New York, increased to 87,100 and 56,400 square feet, respectively. The Company plans to lease additional office space at both of these locations.

ITEM 3 - LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended February 27, 1999.


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

                                                   HIGH               LOW
                                                   ----               ---
Fiscal 1997 :
1st Quarter                                     $  14 3/4        $  11 7/16
2nd Quarter                                        18 1/16          13 7/8
3rd Quarter                                        18 1/8           14 13/32
4th Quarter                                        22 7/16          16

Fiscal 1998 :
1st Quarter                                     $  27 3/4        $  20
2nd Quarter                                        28 31/32         18 1/4
3rd Quarter                                        32 3/16          17 1/8
4th Quarter                                        35 3/16          27 1/2

Fiscal 1999 :
1st Quarter (through May 7, 1999)               $  39 3/8        $  29 1/8


           The common stock is quoted through the NASDAQ National Market System under the symbol BBBY. On May 7, 1999, there were approximately 580 shareholders of record of the common stock (without including individual participants in nominee security position listings). On May 7, 1999, the last reported sale price of the common stock was $37 1/4.

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

ITEM 6 - SELECTED FINANCIAL DATA

           The information required by this item is included in the registrant's Annual Report to Shareholders for the fiscal year ended February 27, 1999 on the inside front cover and is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is included in the registrant's Annual Report to Shareholders for the fiscal year ended February 27, 1999 on pages 10 through 13 and is incorporated herein by reference.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                                      RISK

         None.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this item are included in the registrant's Annual Report to Shareholders for the fiscal year ended February 27, 1999 on pages 14 through 24 and are incorporated herein by reference. These financial statements are indexed under Item 14(a)(1).


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

         The Executive Officers of the Registrant information required by Part III, Item 10 - Directors and Executive Officers of the Registrant is included in this document; all other information required by Part III (Item 10 - Directors and Executive Officers of the Registrant, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management, and Item 13
- Certain Relationships and Related Transactions) is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 25, 1999 filed with the Commission pursuant to Regulation 14A. The Compensation Report of the Board of Directors and the performance graph included in such Proxy Statement shall not be deemed incorporated herein by reference.

                                     PART IV

          ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                                   ON FORM 8-K

(a) (1)  FINANCIAL STATEMENTS

         The following financial statements and reports are incorporated by reference to pages 14 through 24 of the Company's Annual Report to Shareholders for the fiscal year ended February 27, 1999:

         Consolidated Balance Sheets as of February 27, 1999 and February 28,
         1998

         Consolidated Statements of Earnings for the fiscal years ended February 27, 1999, February 28, 1998 and March 1, 1997

         Consolidated Statements of Shareholders' Equity for the fiscal years ended February 27, 1999, February 28, 1998 and March 1, 1997

         Consolidated Statements of Cash Flows for the fiscal years ended February 27, 1999, February 28, 1998 and March 1, 1997

         Notes to Consolidated Financial Statements

         Independent Auditors' Report

(a) (2)  FINANCIAL STATEMENT SCHEDULES

         The Supplementary Income Statement Schedule is included in this Report

(a) (3)  EXHIBITS

         The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

(b) No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year covered by this report.

                                                                      Schedule 1



                   Bed Bath & Beyond Inc. and Subsidiaries
                   Supplementary Income Statement Schedule
                                (in thousands)




                                               Year Ended
                               ------------------------------------------------
                                 February 27,      February 28,      March 1,
                                    1999              1998             1997
    Item                            ----              ----             ----
    ----
Advertising Costs                  $20,800           $15,701         $12,282
                                   =======           =======         =======

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    BED BATH & BEYOND INC.


                                           BY:      /s/ Warren Eisenberg
                                                    WARREN EISENBERG
                                                    CHAIRMAN, CO-CHIEF EXECUTIVE
                                                    OFFICER AND DIRECTOR

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                    CAPACITY                                    DATE
---------                                    --------                                    ----
                                             Chairman, Co-Chief
                                             Executive Officer and Director
/s/ Warren Eisenberg                         (Principal Executive Officer)               May 28, 1999
WARREN EISENBERG

                                             President, Co-Chief
/s/ Leonard Feinstein                        Executive Officer and Director
LEONARD FEINSTEIN                                                                        May 28, 1999
                                             Chief Financial Officer
                                             and Treasurer
/s/ Ronald Curwin                            (Principal Financial Officer)
RONALD CURWIN                                                                            May 28, 1999

                                             Vice President - Finance
/s/ G. William Waltzinger, Jr.               (Principal Accounting Officer)
G. WILLIAM WALTZINGER, JR.                                                               May 28, 1999


/s/ Klaus Eppler                             Director
KLAUS EPPLER                                                                             May 28, 1999


/s/ Robert S. Kaplan                         Director
ROBERT S. KAPLAN                                                                         May 28, 1999


/s/ Robert J. Swartz                         Director
ROBERT J. SWARTZ                                                                                 May 28, 1999

                           ANNUAL REPORT ON FORM 10-K

                                 ITEM 14 (a)(3)


                                    EXHIBITS


                             BED BATH & BEYOND INC.


                       FISCAL YEAR ENDED FEBRUARY 27, 1999

                                  EXHIBIT INDEX

Unless otherwise indicated, exhibits are incorporated by reference to the correspondingly numbered exhibits to the Company's Registration Statement on Form S-1 (Commission File No. 33-47250)

   EXHIBIT
     NO.                                    EXHIBIT

    3.1         Restated Certificate of Incorporation

    3.2 Certificate of Amendment to the Company's Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended August 25, 1996)

    3.3 Certificate of Amendment to the Company's Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

    3.4 Certificate of Change of Bed Bath & Beyond Inc. Under Section 805-A of the Business Corporation Law (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

    3.5 Amended and Restated By-laws, as amended through June 26, 1997 (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 30,
                1997)

    3.6 Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30,
                1998)

    3.7 Amended By-Laws of Bed Bath & Beyond Inc. (As amended through December 17, 1998) (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 28, 1998)

   10.1 Credit Agreement among the Company, bed 'n bath Stores, Inc., BBBL, Inc., BBBY Management Corporation, Chemical Bank New Jersey, N.A., Chemical Bank and Chemical Bank New Jersey, N.A. as Agent (incorporated by reference to Exhibit 28 to the Company's Form 8-K dated November 14, 1994)

   10.2* Agreement Concerning "Split Dollar" Life Insurance Plan, dated May 9, 1994, among the Company, Jay D.Waxenberg, as trustee of the Warren Eisenberg Life Insurance Trust, Warren Eisenberg and Maxine Eisenberg (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended February 27, 1994)

   10.3* Agreement Concerning "Split Dollar" Life Insurance Plan, dated May 9, 1994, among the Company, Jay D.Waxenberg, as trustee of the Leonard Joseph Feinstein Life Insurance Trust, Leonard Joseph Feinstein and Susan Feinstein (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K for the year ended February 27, 1994)

   10.4* Agreement Concerning "Split Dollar" Life Insurance Plan, dated June 16, 1995, among the Company, Jay D. Waxenberg, as trustee of the Warren Eisenberg Life Insurance Trust, Warren Eisenberg and Maxine Eisenberg

   10.5* Agreement Concerning "Split Dollar" Life Insurance Plan, dated June 16, 1995, among the Company, Jay D. Waxenberg, as trustee of the Leonard Joseph Feinstein Life Insurance Trust, Leonard Joseph Feinstein and Susan Feinstein

   10.6 First Amendment to the Credit Agreement among the Company, bed 'n bath Stores, Inc., BBBL, Inc., BBBY Management Corporation, Chemical Bank New Jersey, N.A., Chemical Bank and Chemical Bank New Jersey, N.A. as Agent, dated October 1, 1995 (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended March 1, 1997)

   10.7 Second Amendment to the Credit Agreement among the Company, bed 'n bath Stores, Inc., BBBL, Inc., BBBY Management Corporation, Chemical Bank New Jersey, N.A., Chemical Bank and Chemical Bank New Jersey, N.A. as Agent, dated February 24, 1997 (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended March 1, 1997)

   10.8 Third Amendment to the Credit Agreement among the Company, bed 'n bath Stores, Inc., BBBL, Inc., BBBY Management Corporation, and The Chase Manhattan Bank, dated September 11, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 29,
                1997)

   10.9 Fourth Amendment to the Credit Agreement among the Company, bed 'n bath Stores, Inc., BBBL, Inc., BBBY Management Corporation, and The Chase Manhattan Bank, dated September 19, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 29,
                1997)

   10.10* Employment Agreement between the Company and Warren Eisenberg, dated as of June 30, 1997 (incorporated by reference to Exhibit
                10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

   10.11* Employment Agreement between the Company and Leonard Feinstein, dated as of June 30, 1997 (incorporated by reference to Exhibit
                10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

   10.12* Stock Option Agreement between the Company and Warren Eisenberg, dated as of August 26, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

   10.13* Stock Option Agreement between the Company and Leonard Feinstein, dated as of August 26, 1997 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

   10.14* Company's 1992 Stock Option Plan, as amended through August 26, 1997 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 30,
                1997)

   10.15* Company's 1996 Stock Option Plan, as amended through August 26, 1997 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 30,
                1997)

   10.16* Employment Agreement between the Company and Steven H. Temares (dated as of December 1, 1994) (incorporated by reference to Exhibit 10.16 to the Company's Form 10-K for the year ended February 28, 1998)

   10.17* Form of Employment Agreement between the Company and certain executives (including all of the executive officers of the Company other than the Co-Chief Executive Officers, the Chief Operating Officer and the Chief Financial Officer) (dated as of December 1, 1994) (incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended February 28, 1998)

   10.18 * Bed Bath & Beyond Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10 to the to the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 1998)

   10.19 Fifth Amendment to the Credit Agreement among the Company, bed 'n bath Stores, Inc., BBBL, Inc., Bed Bath & Beyond of California Limited Liability Company, BBBY Management Corporation and The Chase Manhattan Bank, dated October 26, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 29,
                1998)

   10.20 Second Amended and Restated Revolving Credit Note among the Company, bed 'n bath Stores, Inc., BBBL, Inc., Bed Bath & Beyond of California Limited Liability Company, BBBY Management Corporation and The Chase Manhattan Bank, dated October 26, 1998 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 29,
                1998)

   13** Company's 1998 Annual Report, certain portions of which have been incorporated by reference herein

   21**         Subsidiaries of the Company Commission File No. 33-1

   23**         Independent Auditors' Consent

   27           Financial Data Schedule (Filed electronically with SEC only)


  *     This is a management contract or compensatory plan or arrangement.

 **     Filed herewith.