Form 10-Q
period 1999-05-29
BED BATH & BEYOND INC
filed 1999-07-13
CIK 886158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                   For the quarterly period ended May 29, 1999
                                                  ------------

                         COMMISSION FILE NUMBER 0-20214
                                                -------

                             BED BATH & BEYOND INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


         NEW YORK                                      11-2250488
 ----------------------                      ----------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)


                 650 LIBERTY AVENUE, UNION, NEW JERSEY    07083
                --------------------------------------   --------
               (Address of principal executive offices) (Zip code)


       Registrant's telephone number, including area code: (908) 688-0888
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK:

         CLASS                                   OUTSTANDING AT MAY 29, 1999
         -----                                   ---------------------------
Common Stock -  $0.01 par value                      139,676,356

                                      INDEX





                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION

     Consolidated Balance Sheets
       May 29, 1999 and February 27, 1999                                   3

     Consolidated Statements of Earnings
       Three Months Ended May 29, 1999 and May 30, 1998                     4

     Consolidated Statements of Cash Flows
       Three Months Ended May 29, 1999 and May 30, 1998                     5

     Notes to Consolidated Financial Statements                             6
     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                          7 - 9



PART II - OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders           10

     Item 6. Exhibits and Reports on Form 8-K                              11

     Exhibit Index                                                         12

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             May 29,      February 27,
                                                                              1999           1999
                                                                           -----------    -----------
                                                                           (unaudited)

ASSETS

Current assets:
     Cash and cash equivalents                                               $123,758       $ 90,396
     Merchandise inventories                                                  415,076        360,337
     Prepaid expenses and other current assets                                  6,392          4,546
                                                                             --------       --------

         Total current assets                                                 545,226        455,279
                                                                             --------       --------

Property and equipment, net                                                   150,591        150,438
Other assets                                                                   28,831         27,431
                                                                             --------       --------
                                                                             $724,648       $633,148
                                                                             ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                        $150,253       $ 99,370
     Accrued expenses and other current liabilities                           100,632         89,725
     Income taxes payable                                                      22,773         16,610
                                                                             --------       --------

         Total current liabilities                                            273,658        205,705
                                                                             --------       --------

Deferred rent                                                                  17,291         16,356
                                                                             --------       --------

         Total liabilities                                                    290,949        222,061
                                                                             --------       --------

Shareholders' equity:
     Preferred stock - $0.01 par value; authorized -
         1,000,000 shares; no shares issued or
         outstanding                                                               --             --

     Common stock - $0.01 par value; authorized - 350,000,000 shares;
         issued and outstanding - May 29, 1999, 139,676,356 shares and
         February 27, 1999,
         139,418,120 shares                                                     1,397          1,394

     Additional paid-in capital                                                84,404         79,679
     Retained earnings                                                        347,898        330,014
                                                                             --------       --------

         Total shareholders' equity                                           433,699        411,087
                                                                             --------       --------

                                                                             $724,648       $633,148
                                                                             ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                                         Three Months Ended
                                                         ------------------

                                                      May 29,            May 30,
                                                       1999               1998
                                                    ------------       ------------
Net sales                                           $    359,372       $    269,571
Cost of sales, including buying,
   occupancy and indirect costs                          213,158            159,392
                                                    ------------       ------------
    Gross profit                                         146,214            110,179
Selling, general and administrative expenses             118,199             89,435
                                                    ------------       ------------
    Operating profit                                      28,015             20,744
Interest income                                            1,302                817
                                                    ------------       ------------
   Earnings before provision for income taxes             29,317             21,561
Provision for income taxes                                11,434              8,570
                                                    ------------       ------------
    Net earnings                                    $     17,883       $     12,991
                                                    ============       ============
Net earnings per share - Basic                      $      0 .13       $      0 .09
Net earnings per share - Diluted                    $      0 .12       $      0 .09

Weighted average shares outstanding - Basic          139,527,503        138,320,504
Weighted average shares outstanding - Diluted        144,036,940        142,749,912


          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)


                                                                    Three Months Ended
                                                                    ------------------

                                                                  May 29,          May 30,
                                                                   1999             1998
                                                                 ---------        ---------
Cash Flows from Operating Activities:
  Net earnings                                                   $  17,883        $  12,991
  Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Depreciation and amortization                                6,881            5,252
        Deferred income taxes                                       (1,353)          (1,178)
        Increase in assets:
            Merchandise inventories                                (54,739)         (46,189)
            Prepaid expenses and other current assets               (1,846)          (3,053)
            Other assets                                               (47)            (983)
        Increase (decrease) in liabilities:
            Accounts payable                                        50,883           39,005
            Accrued expenses and other current liabilities          10,907            1,770
            Income taxes payable                                     6,163             (783)
            Deferred rent                                              935              972
                                                                 ---------        ---------

  Net cash provided by operating activities                         35,667            7,804
                                                                 ---------        ---------

Cash Flows from Investing Activities:

  Capital expenditures                                              (7,034)          (9,616)
                                                                 ---------        ---------

  Net cash used in investing activities                             (7,034)          (9,616)
                                                                 ---------        ---------

Cash Flows from Financing Activities:

  Proceeds from exercise of stock options                            4,729            5,744
                                                                 ---------        ---------

  Net cash provided by financing activities                          4,729            5,744
                                                                 ---------        ---------

  Net increase in cash and cash equivalents                         33,362            3,932

Cash and cash equivalents:
  Beginning of period                                               90,396           53,280
                                                                 ---------        ---------

  End of period                                                  $ 123,758        $  57,212
                                                                 =========        =========


          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         1)       BASIS OF PRESENTATION

         The accompanying consolidated financial statements, except for the February 27, 1999 consolidated balance sheet, have been prepared without audit. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of May 29, 1999 and February 27, 1999 and the results of their operations and their cash flows for the three months ended May 29, 1999 and May 30, 1998, respectively. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

         The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to Bed Bath & Beyond Inc.'s Annual Report for the fiscal year ended February 27, 1999 for additional disclosures, including a summary of the Company's significant accounting policies.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


RESULTS OF OPERATIONS

Three Months May 29, 1999 vs. Three Months May 30, 1998

Net sales for the first quarter ended May 29, 1999 were $359.4 million, an increase of $89.8 million or approximately 33.3% over net sales of $269.6 million for the corresponding quarter last year. Approximately 72.7% of the increase was attributable to new store net sales. The increase in comparable store net sales in the first quarter of 1999 was 9.9%. The increase in comparable net sales reflects a number of factors, including but not limited to, the continued consumer acceptance of the Company's merchandise offerings and customer service and the generally favorable retailing environment. Approximately 55% and 45% of net sales for the first quarter were attributable to sales of domestics merchandise and home furnishings merchandise, respectively.

Gross profit for the first quarter of 1999 was $146.2 million or 40.7% of net sales, compared with $110.2 million or 40.9% of net sales during the first quarter of 1998. The decrease in gross profit, as a percentage of net sales, was primarily attributable to a different mix of sales during the first quarter of 1999 compared to the mix of sales during the first quarter of 1998.

Selling, general and administrative expenses ("SG&A") were $118.2 million in the first quarter of 1999 compared with $89.4 million in the same quarter last year and as a percentage of net sales were 32.9% and 33.2%, respectively. The decrease in SG&A, as a percentage of net sales, primarily reflects a relative decrease in payroll and payroll related items and a relative decrease in costs associated with new store openings.


EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both existing and new markets and the expansion or replacement of existing stores with larger stores. As a result of this program, the total number of stores has increased to 191 stores at the end of the first quarter of 1999 compared with 149 stores at the end of the corresponding quarter last year. Total square footage grew to 7,938,000 square feet at the end of the first quarter of 1999, from 6,111,000 square feet at the end of the first quarter of last year.

During the first quarter of fiscal 1999, the Company opened five stores and expanded two existing stores resulting in an aggregate addition of 250,000 square feet to total store space. The Company anticipates opening approximately 44 additional stores and expanding several existing stores by the end of the fiscal year, aggregating approximately 1,900,000 square feet of additional store space for the year.

FINANCIAL CONDITION

Total assets at May 29, 1999 were $724.6 million compared with $633.1 million at February 27, 1999, an increase of $91.5 million. Of the total increase, $89.9 million represented an increase in current assets and $1.6 million represented an increase in non-current assets. The increase in current assets was primarily attributable to an increase in merchandise inventories, which resulted from new store space and, to a lesser extent, changes in merchandising mix.

Total liabilities at May 29, 1999 were $290.9 million compared with $222.1 million at February 27, 1999, an increase of $68.9 million. The increase was primarily attributable to a $50.9 million increase in accounts payable (resulting from an increase in inventories) and a $10.9 million increase in accrued expenses and other current liabilities.

Shareholders' equity was $433.7 million at May 29, 1999 compared with $411.1 million at February 27, 1999. The increase reflects net earnings for the first three months of fiscal 1999 and additional paid-in capital from the exercise of stock options.

Capital expenditures for the first three months of fiscal 1999 were $7.0 million compared with $9.6 million for the corresponding period last year. The decrease is primarily attributable to expenditures for furniture and fixtures and leasehold improvements for the five new superstores opened and two stores expanded during the first three months compared to expenditures for furniture and fixtures and leasehold improvements for the eight new superstores opened and one store expanded in the same period last year.


YEAR 2000

The Company has conducted an extensive review of its computer systems and operations to identify the areas that could be affected by the Year 2000 issue. A plan was developed which focuses on the Company's information systems and third-party relationships.

With respect to the Company's information systems, the Company has completed remediation and testing of its mission critical systems and believes that its own information systems are Year 2000 compliant. The Company will test new installations, versions or changes implemented during the remainder of fiscal 1999. The Company expects to complete developing contingency plans to address the most reasonably likely worst case Year 2000 scenarios by the third quarter of fiscal 1999.

With respect to its third-party relationships, the Company has contacted its largest suppliers, vendors and service providers to assess their state of Year 2000 readiness. This process is effectively complete. The Company has completed contingency plans with respect to certain suppliers, vendors and service providers and is in the process of developing contingency plans for others. Potential sources of risk include the inability of principal vendors and suppliers to be Year 2000 compliant, which could result in delays in product deliveries from vendors, and disruption of the Company's distribution channel. The Company believes the geographically diverse nature of its business and its large vendor and supplier base should minimize such potential sources of risk.

Based on the efforts to date, the Company does not believe that the Year 2000 issue will have a material adverse effect on its consolidated financial condition or results of operations. The Company's costs incurred to date associated with the Year 2000 issue are not material. The Company estimates that the costs associated with the completion of the Year 2000 project, excluding any costs that may be incurred by the Company as a result of the failure of any third-parties to become Year 2000 compliant, will also not be material.


FORWARD LOOKING STATEMENTS

This Form 10-Q may contain forward looking statements. Important factors which may affect these statements are contained in the Company's Annual Report to shareholders for the fiscal year ended February 27, 1999.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting was held on June 25, 1999. At the Annual Meeting, the following items were voted upon:

   1. The election of two directors of the Corporation.

   2. The ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ending February 26, 2000.

   3. The shareholder proposal concerning diversified representation on the Board of Directors.

The results of the voting were as follows:

                                  SHARES VOTED
                                  ------------

                                                          Against/
Description                              For              Withheld
-----------                              ---              --------
Election of the Board
of Directors:

   Leonard Feinstein                   119,662,613        3,364,074
   Robert S. Kaplan                    119,662,613        3,364,074

                                                           Against/
                                         For               Withheld               Abstentions
                                         ---               --------               -----------
Appointment of Auditors:

KPMG LLP                                122,884,321          77,929                  64,437

                                                           Against/                                 Broker
                                         For               Withheld         Abstentions            Non-Votes
                                         ---               --------         -----------            ---------
Diversified representation
on the Board of Directors:               11,469,080      94,977,506         4,202,476              12,377,625

Item 6.   Exhibits and Reports on Form 8-K

(a) The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

(b) No reports on Form 8-K were filed by the Company during the three month period ended May 29, 1999.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BED BATH & BEYOND INC.
                                       ----------------------
                                           (Registrant)


Date: July 13, 1999                By: /s/ Ronald Curwin
                                       -----------------------------------------
                                           Ronald Curwin
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX
                                  -------------




Exhibit No.               Exhibit                                     Page No.
-----------               -------                                     --------

27                Financial Data Schedule                               13
                 (Filed electronically with SEC only)