Form 10-Q
period 1999-08-28
BED BATH & BEYOND INC
filed 1999-10-12
CIK 886158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended August 28, 1999
                                                ---------------

                         COMMISSION FILE NUMBER 0-20214
                                                -------

                             BED BATH & BEYOND INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       NEW YORK                          11-2250488
               ------------------------     ------------------------------------
               (State of incorporation)     (I.R.S. Employer Identification No.)


                   650 LIBERTY AVENUE, UNION, NEW JERSEY 07083
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)


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
Yes  X   No

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK:

         CLASS                                OUTSTANDING AT AUGUST 28, 1999
         -----                                ------------------------------
Common Stock -  $0.01 par value               139,838,979

                     BED BATH & BEYOND INC. AND SUBSIDIARIES

                                      INDEX



                                                                       PAGE NO.

PART I - FINANCIAL INFORMATION

     Consolidated Balance Sheets
       August 28, 1999 and February 27, 1999                              3

     Consolidated Statements of Earnings
       Three Months and Six Months Ended
       August 28, 1999 and August 29, 1998                                4

     Consolidated Statements of Cash Flows
       Six Months Ended August 28, 1999 and August 29, 1998               5

     Notes to Consolidated Financial Statements                           6

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         7 - 9



PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                            10

     Exhibit Index                                                        11

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                   August 28,    February 27,
                                                                                      1999           1999
                                                                                      ----           ----
                                                                                   (unaudited)
         ASSETS
         Current assets:
              Cash and cash equivalents                                              $130,845       $ 90,396
              Merchandise inventories                                                 439,535        360,337
              Prepaid expenses and other current assets                                 7,545          4,546
                                                                                     --------       --------

                  Total current assets                                                577,925        455,279
                                                                                     --------       --------

         Property and equipment, net                                                  160,457        150,438
         Other assets                                                                  31,703         27,431
                                                                                     --------       --------
                                                                                     $770,085       $633,148
                                                                                     ========       ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities:
              Accounts payable                                                       $151,558       $ 99,370
              Accrued expenses and other current liabilities                          109,991         89,725
              Income taxes payable                                                     21,124         16,610
                                                                                     --------       --------

                  Total current liabilities                                           282,673        205,705
                                                                                     --------       --------

         Deferred rent                                                                 18,177         16,356
                                                                                     --------       --------

                  Total liabilities                                                   300,850        222,061
                                                                                     --------       --------

         Shareholders' equity:
              Preferred stock - $0.01 par value; authorized -
                  1,000,000 shares; no shares issued or
                  outstanding                                                              --             --

              Common stock - $0.01 par value; authorized - 350,000,000 shares;
                  issued and outstanding - August 28, 1999, 139,838,979
                  shares and February 27, 1999, 139,418,120 shares                      1,398          1,394

              Additional paid-in capital                                               86,692         79,679
              Retained earnings                                                       381,145        330,014
                                                                                     --------       --------
                  Total shareholders' equity                                          469,235        411,087
                                                                                     --------       --------

                                                                                     $770,085       $633,148
                                                                                     ========       ========


          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                                             Three Months Ended                   Six Months Ended
                                                             ------------------                   ----------------

                                                       August 28,         August 29,          August 28,        August 29,
                                                          1999               1998               1999               1998
                                                      ------------       ------------       ------------       ------------
Net sales                                             $    457,586       $    344,946       $    816,958       $    614,517

Cost of sales, including buying,
   occupancy and indirect costs                            272,016            203,003            485,174            362,395
                                                      ------------       ------------       ------------       ------------
  Gross profit                                             185,570            141,943            331,784            252,122

Selling, general and administrative expenses               131,990            100,183            250,189            189,618
                                                      ------------       ------------       ------------       ------------
  Operating profit                                          53,580             41,760             81,595             62,504

Interest income                                                923                571              2,225              1,388
                                                      ------------       ------------       ------------       ------------
  Earnings before provision for income taxes                54,503             42,331             83,820             63,892

Provision for income taxes                                  21,256             16,827             32,690             25,397
                                                      ------------       ------------       ------------       ------------
  Net earnings                                        $     33,247       $     25,504       $     51,130       $     38,495
                                                      ============       ============       ============       ============
Net earnings per share - Basic                        $       0.24       $       0.18       $       0.37       $       0.28
Net earnings per share - Diluted                      $       0.23       $       0.18       $       0.35       $       0.27

Weighted average shares outstanding - Basic            139,777,975        138,740,110        139,652,739        138,530,307
Weighted average shares outstanding - Diluted          144,166,940        142,934,866        144,101,941        142,842,389




          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)



                                                                                           Six Months Ended
                                                                                           ----------------

                                                                                       August 28,      August 29,
                                                                                          1999             1998
                                                                                       ---------        ---------
Cash Flows from Operating Activities:
  Net earnings                                                                         $  51,130        $  38,495
  Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       Depreciation and amortization                                                      14,198           10,743
       Deferred income taxes                                                              (2,507)          (2,356)
       Increase in assets:
            Merchandise inventories                                                      (79,198)         (72,168)
            Prepaid expenses and other current assets                                     (2,999)          (3,464)
            Other assets                                                                  (1,765)          (1,291)
       Increase (decrease) in liabilities:
            Accounts payable                                                              52,188           44,788
            Accrued expenses and other current liabilities                                20,266            9,500
            Income taxes payable                                                           4,514           (4,036)
            Deferred rent                                                                  1,821            1,790
                                                                                       ---------        ---------

 Net cash provided by operating activities                                                57,648           22,001
                                                                                       ---------        ---------

Cash Flows from Investing Activities:

  Capital expenditures                                                                   (24,217)         (25,432)
                                                                                       ---------        ---------

  Net cash used in investing activities                                                  (24,217)         (25,432)
                                                                                       ---------        ---------

Cash Flows from Financing Activities:

  Proceeds from exercise of stock options                                                  7,018            9,059
                                                                                       ---------        ---------

  Net cash provided by financing activities                                                7,018            9,059
                                                                                       ---------        ---------

  Net increase in cash and cash equivalents                                               40,449            5,628

Cash and cash equivalents:
  Beginning of period                                                                     90,396           53,280
                                                                                       ---------        ---------
  End of period                                                                        $ 130,845        $  58,908
                                                                                       =========        =========


          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      1)       BASIS OF PRESENTATION

      The accompanying consolidated financial statements, except for the February 27, 1999 consolidated balance sheet, have been prepared without audit. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of August 28, 1999 and February 27, 1999 and the results of their operations for the three months and six months ended August 28, 1999 and August 29, 1998, respectively, and their cash flows for the six months ended August 28, 1999 and August 29, 1998, respectively. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months August 28, 1999 vs. Three Months August 29, 1998

Net sales for the second quarter ended August 28, 1999 were $457.6 million, an increase of $112.6 million or approximately 32.7% over net sales of $344.9 million for the corresponding quarter last year. Approximately 72.3% of the increase was attributable to new store net sales. The increase in comparable store net sales in the second quarter of 1999 was 9.7%. The increase in net sales reflects a number of factors, including but not limited to, the continued consumer acceptance of the Company's merchandise offerings and customer service and the generally favorable retailing environment. Approximately 55% and 45% of net sales for the second quarter were attributable to sales of domestics merchandise and home furnishings merchandise, respectively.

Gross profit for the second quarter of 1999 was $185.6 million or 40.6% of net sales compared with $141.9 million or 41.1% of net sales during the second quarter of 1998. The decrease in gross profit in the second quarter of 1999 as a percentage of net sales, as compared to the same period a year ago, was attributable to a number of factors, including a different mix of sales as well as a continued emphasis on providing value pricing to the customer.

Selling, general and administrative expenses ("SG&A") were $132.0 million in the second quarter of 1999 compared with $100.2 million in the same quarter last year and as a percentage of net sales were 28.8% and 29.0%, respectively. The decrease in SG&A, as a percentage of net sales, primarily reflects a relative decrease in payroll and payroll related items, occupancy costs and costs associated with new store openings.

Six Months August 28, 1999 vs. Six Months August 29, 1998

Net sales for the six months ended August 28, 1999 were $817.0 million, an increase of $202.4 million or approximately 32.9% over net sales of $614.5 million for the corresponding period last year. Approximately 72.4% of the increase was attributable to new store net sales. The increase in comparable store net sales for the first six months of 1999 was approximately 9.8%.

Gross profit for the first six months of 1999 was $331.8 million or 40.6% of net sales compared with $252.1 million or 41.1% of net sales during the same period last year. The decrease in gross profit in the six months of 1999 as a percentage of net sales, as compared to the same period a year ago, was attributable to a number of factors, including a different mix of sales as well as a continued emphasis on providing value pricing to the customer.

SG&A was $250.2 million in the first six months of 1999 compared with $189.6 million for the same period last year and as a percentage of net sales were 30.6% and 30.9%, respectively. The decrease in SG&A, as a percentage of net sales, primarily reflects a relative decrease in payroll and payroll related items, costs associated with new store openings and occupancy costs.

EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both existing and new markets and the expansion or replacement of existing stores with larger stores. As a result of this program, the total number of stores has increased to 201 stores at the end of the second quarter of 1999 compared with 159 stores at the end of the corresponding quarter last year. Total square footage grew to 8,286,000 square feet at the end of the second quarter of 1999, from 6,539,000 square feet at the end of the second quarter of last year.

During the first six months of fiscal 1999, the Company opened 15 new superstores and expanded two existing stores resulting in an aggregate addition of 598,000 square feet to total store space. The Company anticipates opening approximately 35 additional stores and expanding two existing stores by the end of the fiscal year, aggregating approximately 1,500,000 square feet of store space for the year.


FINANCIAL CONDITION

Total assets at August 28, 1999 were $770.1 million compared with $633.1 million at February 27, 1999, an increase of $136.9 million. Of the total increase, $122.6 million represented an increase in current assets and $14.3 million represented an increase in non-current assets. The increase in current assets was primarily attributable to an increase in merchandise inventories, which resulted from new store space and, to a lesser extent, changes in merchandising mix.

Total liabilities at August 28, 1999 were $300.9 million compared with $222.1 million at February 27, 1999, an increase of $78.8 million. The increase was primarily attributable to a $52.2 million increase in accounts payable (resulting from an increase in inventories) and a $20.3 million increase in accrued expenses and other current liabilities.

Shareholders' equity was $469.2 million at August 28, 1999 compared with $411.1 million at February 27, 1999. The increase reflects net earnings for the first six months of fiscal 1999 and additional paid-in capital from the exercise of stock options.

Capital expenditures for the first six months of fiscal 1999 were $24.2 million compared with $25.4 million for the corresponding period last year. The decrease is primarily attributable to expenditures for furniture and fixtures and leasehold improvements for the 15 new superstores opened and two stores expanded during the first six months compared to expenditures for furniture and fixtures and leasehold improvements for the 18 new superstores opened and two stores expanded in the same period last year.


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

With respect to its third-party relationships, the Company has contacted its largest suppliers, vendors and service providers to assess their state of Year 2000 readiness. This process is effectively complete. The Company has completed contingency plans with respect to certain suppliers, vendors and service providers and has substantially completed developing contingency plans for others. Potential sources of risk include the inability of principal vendors and suppliers to be Year 2000 compliant, which could result in delays in product deliveries from vendors, and disruption of the Company's distribution channel. The Company believes the geographically diverse nature of its business and its large vendor and supplier base should minimize such potential sources of risk.

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

         (b) No reports on Form 8-K were filed by the Company during the three month period ended August 28, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         BED BATH & BEYOND INC.
                                         ----------------------
                                         (Registrant)


Date: October 12, 1999                By: /s/Ronald Curwin
                                          -------------------------------------
                                          Ronald Curwin
                                          Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX
                                  -------------




Exhibit No.                     Exhibit                                 Page No.
-----------                     -------                                 --------

   3.1                     Amended By-Laws of Bed Bath & Beyond Inc.
                           (As amended through September 22, 1999)      12 - 22

   27                      Financial Data Schedule                      23
                           (Filed electronically with SEC only)