Form 10-Q
period 1999-11-27
BED BATH & BEYOND INC
filed 2000-01-11
CIK 886158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                For the quarterly period ended November 27, 1999


                         COMMISSION FILE NUMBER 0-20214

                             BED BATH & BEYOND INC.
     ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             NEW YORK                                11-2250488
       (State of incorporation)         (I.R.S. Employer Identification No.)

                   650 LIBERTY AVENUE, UNION, NEW JERSEY 07083
     ------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (908) 688-0888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK:

         CLASS                               OUTSTANDING AT NOVEMBER 27, 1999
         -----                               --------------------------------
Common Stock -  $0.01 par value              140,340,662

                     BED BATH & BEYOND INC. AND SUBSIDIARIES


                                      INDEX


                                                                                 PAGE NO.
                                                                                 --------

PART I - FINANCIAL INFORMATION


     Consolidated Balance Sheets
       November 27, 1999 and February 27, 1999 .................                     3

     Consolidated Statements of Earnings
       Three Months and Nine Months Ended
       November 27, 1999 and November 28, 1998 .................                     4
     Consolidated Statements of Cash Flows
       Nine Months Ended November 27, 1999 and November 28, 1998                     5

     Note to Consolidated Financial Statements .................                     6

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations ...............................                    7 - 9



PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K .................                    10

     Exhibit Index .............................................                    11

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            November 27,           February 27,
                                                                               1999                   1999
                                                                            ------------           ------------
                                                                            (unaudited)
  ASSETS

  Current assets:
     Cash and cash equivalents ................................               $107,635               $ 90,396
     Merchandise inventories ..................................                522,433                360,337
     Prepaid expenses and other current assets ................                  9,749                  4,546
                                                                              --------               --------

        Total current assets ..................................                639,817                455,279
                                                                              --------               --------

  Property and equipment, net .................................                202,362                150,438
  Other assets ................................................                 33,186                 27,431
                                                                              --------               --------
                                                                              $875,365               $633,148
                                                                              ========               ========

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
      Accounts payable ........................................               $201,997               $ 99,370
      Accrued expenses and other current liabilities ..........                124,205                 89,725
      Income taxes payable ....................................                 20,783                 16,610
                                                                              --------               --------
          Total current liabilities ...........................                346,985                205,705
                                                                              --------               --------


 Deferred rent ................................................                 19,067                 16,356
                                                                              --------               --------

          Total liabilities ...................................                366,052                222,061
                                                                              --------               --------

 Shareholders' equity:
     Preferred stock - $0.01 par value; authorized -
     1,000,000 shares; no shares issued or
     outstanding ..............................................                   --                     --

     Common stock - $0.01 par value; authorized -350,000,000 shares;
     issued and outstanding - November 27, 1999, 140,340,662
     shares and February 27, 1999, 139,418,120 shares ...........                1,403                  1,394

     Additional paid-in capital .................................               95,059                 79,679
     Retained earnings ..........................................              412,851                330,014
                                                                              --------               --------
          Total shareholders' equity ............................              509,313                411,087
                                                                              --------               --------

                                                                              $875,365               $633,148
                                                                              ========               ========

           See accompanying Note to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                        Three Months Ended                     Nine Months Ended
                                                                        ------------------                    -----------------

                                                                  November 27,       November 28,      November 27,     November 28,
                                                                      1999              1998              1999               1998
                                                                 ------------       ------------      ------------      ------------

Net sales ..............................................       $    486,457       $    363,431       $  1,303,415       $    977,948
Cost of sales, including buying,
  occupancy and indirect costs .........................            289,673            214,958            774,847            577,353
                                                                  ------------       ------------      ------------     ------------
       Gross profit ....................................            196,784            148,473            528,568            400,595
Selling, general and administrative expenses ...........            146,177            108,319            396,366            297,937
                                                                  ------------       ------------      ------------     ------------
       Operating profit ................................             50,607             40,154            132,202            102,658
Interest income ........................................              1,371                761              3,596              2,149
                                                                  ------------       ------------    ------------       ------------
       Earnings before provision for income taxes ......             51,978             40,915            135,798            104,807
Provision for income taxes .............................             20,271             16,264             52,961             41,661
                                                                  ------------       ------------      ------------     ------------

       Net earnings....................................       $     31,707       $     24,651       $     82,837       $     63,146
                                                               ============       ============       ============       ============
Net earnings per share - Basic .........................      $       0.23       $       0.18       $       0.59       $       0.46
Net earnings per share - Diluted .......................      $       0.22       $       0.17       $       0.57       $       0.44

Weighted average shares outstanding - Basic ............        140,179,414        138,971,762        139,828,298        138,667,458
Weighted average shares outstanding - Diluted ..........        144,172,597        143,079,852        144,125,462        142,921,542






           See accompanying Note to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)



                                                                                      Nine Months Ended
                                                                                   ----------------------------
                                                                                   November 27,    November 28,
                                                                                      1999             1998
                                                                                   ------------    ------------

Cash Flows from Operating Activities:
  Net earnings ...............................................................     $  82,837        $  63,146
  Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       Depreciation and amortization .........................................        22,367           16,642
       Deferred income taxes .................................................        (3,761)          (3,533)
       Increase in assets:
            Merchandise inventories ..........................................      (162,096)        (131,392)
            Prepaid expenses and other current assets ........................        (5,203)          (5,194)
            Other assets .....................................................        (1,994)          (1,279)
       Increase (decrease) in liabilities:
            Accounts payable .................................................       102,627           98,636
            Accrued expenses and other current liabilities ...................        34,480           11,587
            Income taxes payable .............................................         4,173           (2,195)
            Deferred rent ....................................................         2,711            2,777
                                                                                   ---------        ---------

  Net cash provided by operating activities ..................................        76,141           49,195
                                                                                   ---------        ---------

Cash Flows from Investing Activities:

  Capital expenditures .......................................................       (74,291)         (42,512)
                                                                                   ---------        ---------

  Net cash used in investing activities ......................................       (74,291)         (42,512)
                                                                                   ---------        ---------

Cash Flows from Financing Activities:

  Proceeds from exercise of stock options ....................................        15,389           14,587
                                                                                   ---------        ---------

  Net cash provided by financing activities ..................................        15,389           14,587
                                                                                   ---------        ---------

  Net increase in cash and cash equivalents ..................................        17,239           21,270

Cash and cash equivalents:
  Beginning of period ........................................................        90,396           53,280
                                                                                   ---------        ---------
  End of period ..............................................................     $ 107,635        $  74,550
                                                                                   =========        =========


           See accompanying Note to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


1)       BASIS OF PRESENTATION

The accompanying consolidated financial statements, except for the February 27, 1999 consolidated balance sheet, have been prepared without audit. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of November 27, 1999 and February 27, 1999 and the results of their operations for the three months and nine months ended November 27, 1999 and November 28, 1998, respectively, and their cash flows for the nine months ended November 27, 1999 and November 28, 1998. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months November 27, 1999 vs. Three Months November 28, 1998

Net sales for the third quarter ended November 27, 1999 were $486.5 million, an increase of $123.0 million or approximately 33.9% over net sales of $363.4 million for the corresponding quarter last year. Approximately 79.1% of the increase was attributable to new store net sales. The increase in comparable store net sales in the third quarter of 1999 was approximately 7.8%. The increase in net sales reflects a number of factors, including but not limited to, the continued consumer acceptance of the Company's merchandise offerings and customer service and the generally favorable retailing environment. Approximately 55% and 45% of net sales for the third quarter were attributable to sales of domestics merchandise and home furnishings merchandise, respectively.

Gross profit for the third quarter of 1999 was $196.8 million or 40.5% of net sales compared with $148.5 million or 40.9% of net sales during the third quarter of 1998. The decrease as a percentage of net sales in gross profit in the third quarter of 1999, as compared to the same period a year ago, was attributable to a number of factors, including a different mix of sales as well as a continued emphasis on providing value pricing to the customer.

Selling, general and administrative expenses ("SG&A") were $146.2 million in the third quarter of 1999 compared with $108.3 million in the same quarter last year and as a percentage of net sales were 30.0% and 29.8%, respectively. The increase in SG&A, as a percentage of net sales, primarily reflects an increase in costs associated with new store openings, including the Company's new electronic service site.

Nine Months November 27, 1999 vs. Nine Months November 28, 1998

Net sales for the nine months ended November 27, 1999 were $1,303.4 million, an increase of $325.5 million or approximately 33.3% over net sales of $977.9 million for the corresponding period last year. Approximately 75.0% of the increase was attributable to new store net sales. The increase in comparable store net sales for the first nine months of 1999 was approximately 9.0%.

Gross profit for the first nine months of 1999 was $528.6 million or 40.6% of net sales compared with $400.6 million or 41.0% of net sales during the same period last year. The decrease in gross profit for the nine months of 1999 as a percentage of net sales, as compared to the same period a year ago, was attributable to a number of factors, including a different mix of sales as well as a continued emphasis on providing value pricing to the customer.

SG&A was $396.4 million in the first nine months of 1999 compared with $297.9 million for the same period last year and as a percentage of net sales were 30.4% and 30.5%, respectively.

EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both existing and new markets and the expansion or replacement of existing stores with larger stores. As a result of this program, the total number of stores has increased to 237 stores at the end of the third quarter of 1999 compared with 185 stores at the end of the corresponding quarter last year. Total square footage grew to 9,696,000 square feet at the end of the third quarter of 1999, from 7,653,000 square feet at the end of the third quarter of last year. During the fiscal third quarter, the Company opened 36 new superstores as compared with 26 new superstores in the corresponding quarter a year ago.

During the first nine months of fiscal 1999, the Company opened 51 new superstores and expanded four existing stores resulting in an aggregate addition of 2,008,000 square feet to total store space. The Company anticipates opening approximately four additional stores by the end of the fiscal year, aggregating approximately 119,000 square feet of store space.

FINANCIAL CONDITION

Total assets at November 27, 1999 were $875.4 million compared with $633.1 million at February 27, 1999, an increase of $242.2 million. Of the total increase, $184.5 million represented an increase in current assets and $57.7 million represented an increase in non-current assets. The increase in current assets was primarily attributable to an increase in merchandise inventories, which resulted from new store space and, to a lesser extent, changes in merchandising mix.

Total liabilities at November 27, 1999 were $366.1 million compared with $222.1 million at February 27, 1999, an increase of $144.0 million. The increase was primarily attributable to a $102.6 million increase in accounts payable (resulting from an increase in inventories) and a $34.5 million increase in accrued expenses and other current liabilities.

Shareholders' equity was $509.3 million at November 27, 1999 compared with $411.1 million at February 27, 1999. The increase primarily reflects net earnings for the first nine months of fiscal 1999 and additional paid-in capital from the exercise of stock options.

Capital expenditures for the first nine months of fiscal 1999 were $74.3 million compared with $42.5 million for the corresponding period last year. The increase is primarily attributable to expenditures for furniture, fixtures and leasehold improvements for the 51 new superstores opened and four stores expanded during the first nine months and for the electronic service site, compared to furniture, fixtures and leasehold improvements for the 44 new superstores opened and three stores expanded in the same period last year.

For the foreseeable future, the Company believes that it will be able to finance both its normal operations and its expansion program through internally generated funds.

YEAR 2000

To date, the Year 2000 issue has not had a material adverse effect on the Company. The Company's information systems are operating effectively. At this time, the Company is not aware of any vendors or principal suppliers that are not Year 2000 compliant; however, it will continue to maintain contingency plans with respect to its third-party relationships. The Company's costs incurred associated with the Year 2000 issue were not material.

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

     (b) No reports on Form 8-K were filed by the Company during the three month period ended November 27, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BED BATH & BEYOND INC.
                                        (Registrant)


Date: January 10, 2000             By: /s/ Ronald Curwin
                                      -------------------------
                                           Ronald Curwin
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX





Exhibit No.                                    Exhibit                                     Page No.
-----------                                    -------                                     --------
10.1                                  Stock Option Agreement between the Company            12-14
                                      and Warren Eisenberg, dated as of August 13, 1999

10.2                                  Stock Option Agreement between the Company and        15-17
                                      Leonard Feinstein, dated as of August 13, 1999

10.3                                  Form of Standard Stock Option Agreement               18-19

27                                    Financial Data Schedule                                 20
                                      (Filed electronically with SEC only)