Form 10-K
period 2000-02-26
BED BATH & BEYOND INC
filed 2000-05-26
CIK 886158

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended February 26, 2000

                         Commission File Number 0-20214

                             BED BATH & BEYOND INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

         NEW YORK                                       11-2250488
         --------                                       ----------
(State of incorporation)                     (IRS Employer Identification No.)

                   650 LIBERTY AVENUE, UNION, NEW JERSEY 07083
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


        Registrant's telephone number, including area code: 908/688-0888
                                                            ------------

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

                    COMMON STOCK (PAR VALUE $ 0.01 PER SHARE)
                    -----------------------------------------
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

As of May 12, 2000, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the NASDAQ National Market) was $5,112,598,095.*

The number of shares outstanding of the issuer's common stock (par value $0.01 per share) at May 12, 2000: 141,301,404

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Registrant's definitive proxy statement dated May 22, 2000 pursuant to Regulation 14A are incorporated by reference in Part III hereof.

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended February 26, 2000 are incorporated by reference in Part II hereof.

* For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 10,007,154 shares beneficially owned by directors and executive officers, including in the case of the Co-Chief Executive Officers trusts and foundations affiliated with them. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

================================================================================

                                TABLE OF CONTENTS

FORM 10-K
ITEM NO.                    NAME OF ITEM                                                             PAGE

                            PART I
Item 1.         Business.............................................................................  3
Item 2.         Properties............................................................................11
Item 3.         Legal Proceedings.....................................................................12
Item 4.         Submission of Matters to a Vote of
                     Security Holders.................................................................12

                            PART II

Item 5.         Market for the Registrant's Common Equity
                     And Related Shareholder Matters..................................................12
Item 6.         Selected Financial Data...............................................................13
Item 7.         Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations.......................................................................13
Item 7A.        Quantitative and Qualitative Disclosures About
                     Market Risk......................................................................13
Item 8.         Financial Statements and Supplementary Data...........................................13
Item 9.         Changes in and Disagreements with
                     Accountants on Accounting and Financial
                     Disclosure.......................................................................13

                             PART III

Item 10.        Directors and Executive Officers of
                     the Registrant...................................................................13
Item 11.        Executive Compensation................................................................13
Item 12.        Security Ownership of Certain Beneficial
                     Owners and Management............................................................13
Item 13.        Certain Relationships and Related
                     Transactions.....................................................................13

                          PART IV

Item 14.        Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K..............................................................14

                                     PART I

     Unless otherwise indicated, the terms "Company" and "Bed Bath & Beyond" refer collectively to Bed Bath & Beyond Inc. and its subsidiaries. The Company's fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 1999 represented 52 weeks and ended on February 26, 2000; fiscal 1998 represented 52 weeks and ended on February 27, 1999;and fiscal 1997 represented 52 weeks and ended on February 28, 1998. Unless otherwise indicated, all references herein to periods of time (e.g., quarters and years) are to fiscal periods.

ITEM 1 - BUSINESS

INTRODUCTION

            Bed Bath & Beyond believes that it is the nation's largest operator of "superstores" selling predominantly better quality domestics merchandise and home furnishings typically found in better department stores. The term "superstore" as used herein means a store, other than a department store, that is larger in size than the typical stores in its market selling similar product categories and offering a breadth and depth of selection in most of its product categories that far exceeds what is available in such stores. The Company offers a wide assortment of merchandise at everyday low prices that are substantially below regular department store prices and generally comparable to or below department store sale prices. The Company's domestics merchandise line includes items such as bed linens, bath accessories and kitchen textiles, and the Company's home furnishings line includes items such as cookware, dinnerware, glassware and basic housewares. The Company believes that it offers a breadth and depth of selection in most of its product categories that far exceeds what is generally available in department stores or other specialty retail stores and that this enables it to offer customers the convenience of one-stop shopping for most household items.

            As of May 12, 2000, the Company operated 247 stores in 39 states:
Alabama (3), Arizona (5), Arkansas (2), California (32), Colorado (6), Connecticut (5), Delaware (1), Florida (27), Georgia (11), Illinois (13), Indiana (3), Iowa (1), Kansas (3), Kentucky (2), Louisiana (1), Maryland (8), Massachusetts (5), Michigan (9), Minnesota (1), Missouri (5), Nebraska (1), Nevada (1), New Jersey (15), New Mexico (1), New York (14), North Carolina (4), Ohio (7), Oklahoma (3), Oregon (1), Pennsylvania (9), Rhode Island (1), South Carolina (2), Tennessee (5), Texas (18), Utah (3), Vermont (1), Virginia (12), Washington (4) and Wisconsin (2). Of these stores, 244 use the superstore format that was pioneered by the Company in 1985. These stores are on average approximately 41,000 square feet in size and carry the Company's full line of both domestics merchandise and home furnishings. The other three stores, all established prior to 1986, are smaller stores that primarily carry domestics merchandise.

HISTORY

            The Company was founded in 1971 by Leonard Feinstein and Warren Eisenberg, the Co-Chief Executive Officers of the Company. Each has more than 40 years of experience in the retail industry.

            The Company commenced operations in 1971 with the opening of two stores, one in New York and one in New Jersey. These stores sold primarily bed linens and bath accessories. In 1985, the Company introduced its superstore format with the opening of its first store carrying a full line of domestics merchandise and home furnishings. The Company began using the name "Bed Bath & Beyond" in 1987 in order to reflect the expanded product line offered by its superstores and to distinguish its superstores from conventional specialty retail stores offering only domestics merchandise or only home furnishings.

            The Company has been engaged in an ongoing expansion program involving the opening of new superstores (including 55 in 1999, 45 in 1998, and 33 in 1997) and the expansion of existing stores (including four in 1999, three in 1998 and 1997). As a result of its expansion program, the Company's store space has increased from approximately 917,000 square feet at the beginning of 1992 to approximately 9,815,000 square feet at the end of 1999. The Company's expansion program is continuing, and the Company currently anticipates that in fiscal 2000 it will open at least 60 new superstores, which includes the six new superstores opened through May 12, 2000.

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

            - bath items: towels, shower curtains and liners, waste baskets, mirrors, hampers, robes and slippers, scales, bathroom rugs, wall hardware and bath accessories.

            - kitchen textiles: tablecloths, placemats, cloth napkins, dish towels and chair pads.

            Home Furnishings

            - kitchen and tabletop items: cookware, cutlery, kitchen gadgets, dinnerware, bakeware, flatware, drinkware, serveware, glassware, food storage containers, tea kettles, trash cans and cleaning supplies.

            - basic housewares: storage items, closet-related items (such as hangers, organizers and shoe racks), general housewares (such as brooms, garbage pails and ironing boards), lifestyle accessories (such as lamps, chairs, ready to assemble furniture, furniture covers, accent rugs, wicker, fountains and clocks) and small electric appliances (such as blenders, food processors, coffee makers, vacuums, irons, toaster ovens and hair dryers).

            - general home furnishings: giftwrap, candles, personal care products (such as soaps and lotions), picture frames, wall art, juvenile items (such as toys and children's books), artificial plants and flowers and seasonal merchandise (such as summer and holiday related items).

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

            The Company's merchandise consists primarily of better quality merchandise typically found at better department stores. For those product lines that have brand names associated with them, the Company generally offers leading brand name merchandise (including Wamsutta, Martex, Fieldcrest, Cannon, Croscill, Laura Ashley, Calphalon, Mikasa, Krups, J.A. Henckels, All-Clad, Portmeirion, Black & Decker, Rubbermaid, Springs, Braun, Kitchenaid, Cuisinart, Hoover, Gillette, Brita, Pillowtex, Pacific Coast Feather Co., Conair, Waverly and Homedics). The Company estimates that brand name merchandise accounts for a significant portion of its net sales.

            The Company offers a breadth and depth of product selection that enables customers to select among a wide assortment of styles, brands, colors and designs within each of the Company's major product lines. The Company also generally maintains consistent in-stock availability of merchandise in order to reinforce customer perception of wide selection and build customer loyalty. The Company estimates that most of its superstores carry in excess of 31,000 active stock-keeping units.

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

            CUSTOMER SERVICE

            The Company places great emphasis on customer service and satisfaction and, over the past 29 years, has sought to make this a defining feature of its corporate culture. All managers provide leadership by example in this area by regularly spending time assisting customers on the selling floor. The Company believes that its success in the area of customer service is evidenced by its ability to rely primarily on "word of mouth advertising".

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

            The Company further augmented its services in fiscal 1999 through the launching of the first phase of its E-Service initiative. The Company's website, www.bedbathandbeyond.com, offers a broad range of online services and features, including shopping.

            ADVERTISING

            In general, the Company relies on "word of mouth advertising" and on its reputation for offering a wide assortment of quality merchandise at everyday low prices, supplemented by the use of paid advertising. The Company uses full-color circulars and mailing pieces as its primary vehicles of paid advertising. Also, to support the opening of new stores, the Company uses "grand opening" full-color circulars and newspaper advertising. The Company believes that its ability to rely primarily on "word of mouth advertising" will continue and that its limited use of paid advertising permits it to spend less on advertising than a number of its competitors.

            EXPANSION

            The Company is engaged in an ongoing expansion program involving the opening of new stores in both existing and new markets and the expansion or replacement of existing stores with larger stores. As a result of this program, the total number of stores has increased from 34 at the beginning of fiscal 1992 to 241 at the end of fiscal 1999, and the total square footage of store space has increased from approximately 917,000 square feet at the beginning of fiscal 1992 to approximately 9,815,000 square feet at the end of fiscal 1999. During 1999, the Company opened 55 new superstores and expanded four stores, which resulted in the addition of approximately 2,127,000 square feet of store space.

            The table below sets forth information concerning the Company's expansion program for the periods indicated:

                                              STORE SPACE                        NUMBER OF STORES
                                      ----------------------------        -----------------------------
           REPLACED         NEW       BEGINNING              END          BEGINNING               END
 YEAR     STORES (1)    STORES (2)     OF YEAR             OF YEAR         OF YEAR              OF YEAR
 ----     ----------    ----------    --------             -------         -------              -------
                                             (IN SQUARE FEET)
 1992         5             4            917,000           1,128,000         34                   38
 1993         4             9          1,128,000           1,512,000         38                   45
 1994         4            16          1,512,000           2,339,000         45                   61
 1995         2            19          2,339,000           3,214,000         61                   80
 1996         2            28          3,214,000           4,347,000         80                  108
 1997         3            33          4,347,000           5,767,000        108                  141
 1998         3            45          5,767,000           7,688,000        141                  186
 1999         4            55          7,688,000           9,815,000        186                  241

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

            From the end of fiscal 1999 through May 12, 2000, the Company has opened six stores which are located in: Colma, CA; Winston Salem, NC; Montgomeryville, PA; Providence, RI; Johnson City, TN; and Nashville, TN. During the balance of 2000, the Company currently anticipates that it will open at least 54 additional stores and relocate or expand two stores.

            The Company has built its management structure with a view towards its expansion and believes that as a result the Company has the management depth necessary to support its anticipated expansion program. Each of the Company's area managers typically supervise up to three stores. Each of the Company's district managers typically supervise four to ten stores.

STORE OPERATIONS

            MERCHANDISING

            The Company maintains its own central buying staff, comprised of two Vice President - General Merchandising Managers, four divisional merchandise managers, twenty-five buyers and ten assistant buyers. Senior members of this buying staff report to the Senior Vice President-Chief Merchandising Officer. The merchandise mix for each store is selected by the central buying staff, in consultation with store managers and other local store personnel. The central buying staff is responsible for selecting the merchandise, for ordering the initial inventory required upon the opening of each store, for ordering the first shipment of any new product line that may be subsequently added to a store's merchandise mix and for ordering seasonal merchandise.

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

            The Company purchases its merchandise from approximately 3,100 suppliers. In 1999, the Company's largest supplier accounted for approximately 6% of the Company's merchandise purchases and the Company's 10 largest suppliers accounted for approximately 26% of such purchases. The Company purchases substantially all of its merchandise in the United States, the majority from domestic manufacturers and the balance from importers. The Company purchases a small amount of its merchandise directly from overseas sources. The Company has no long-term contracts for the purchase of merchandise. The Company believes that most merchandise, other than brand name goods, is available from a variety of sources and that most brand name goods can be replaced with comparable merchandise.

            WAREHOUSING

            Merchandise is shipped to each store from the Company's vendors, making it unnecessary for the Company to maintain any central distribution centers. As a result of the floor to ceiling displays used by the

Company, a substantial amount of merchandise is displayed on the sales floor of each store at all times. Additional merchandise not displayed on the sales floor is stored in separate warehouse space that is included in each store (with an estimated 10% to 15% of the space of each store being dedicated to warehouse and receiving space). In the case of a few stores, merchandise is also stored at nearby supplemental storage space leased by the Company. At present, the warehouse space included in the Company's stores provides approximately 88% of the Company's warehouse space requirements and such nearby supplemental storage space provides the balance.

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

EMPLOYEES

            As of February 26, 2000, the Company employed approximately 12,000 persons, of whom approximately 8,000 were full-time employees and 4,000 were part-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are excellent and that the labor turnover rate among its management employees is lower than that experienced in the industry.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

            The following table sets forth the name, age and business experience of the Executive Officers of the Registrant:

NAME                                AGE                    POSITIONS
----                                ---                    ---------
Warren Eisenberg                     69         Co-Chairman, Co-Chief Executive Officer
                                                  and Director

Leonard Feinstein                    63         Co-Chairman, Co-Chief Executive Officer
                                                  and Director

Steven H. Temares                    41         President, Chief Operating
                                                  Officer and Director

Ronald Curwin                        70         Chief Financial Officer and Treasurer

Arthur Stark                         45         Chief Merchandising Officer
                                                  and Senior Vice President

Matthew Fiorilli                     43         Senior Vice President - Stores

            Mr. Eisenberg, a co-founder of the Company, has been a director and officer of the Company since the Company commenced operations in 1971 (serving as President and Co-Chief Executive Officer until 1992, as Chairman and Co-Chief Executive Officer until 1999, thereafter as Co-Chairman and Co-Chief Executive Officer).

            Mr. Feinstein, a co-founder of the Company, has been a director and officer of the Company since the Company commenced operations in 1971 (serving as Co-Chief Executive Officer, Treasurer and Secretary until 1992, as President and Co-Chief Executive Officer until 1999, thereafter as Co-Chairman and Co-Chief Executive Officer).

            Mr. Temares was promoted to President and Chief Operating Officer of the Company in January 1999. Prior to 1999, Mr. Temares served as Executive Vice President - Chief Operating Officer from 1997 to 1999 and previously was Director of Real Estate and General Counsel.

            Mr. Curwin, a certified public accountant, joined the Company in 1994 as Chief Financial Officer and Treasurer.

            Mr. Stark joined the Company in 1977. Mr. Stark was promoted to Chief Merchandising Officer and Senior Vice President in January 1999. Prior to 1999, Mr. Stark was Vice President - Merchandising from 1998 until 1999, Director of Store Operations - Western Region from 1994 until 1998.

            Mr. Fiorilli joined the Company in 1973. Mr. Fiorilli was promoted to Senior Vice President - Stores in January 1999. Prior to 1999, Mr. Fiorilli was Vice President - Stores from 1998 until 1999, Director of Store Operations - Eastern Region from 1994 until 1998.

            The Company's officers are elected by the Board of Directors for one-year terms and serve at the discretion of the Board of Directors. No family relationships exist between any of the executive officers or directors of the Company.

ITEM 2 - PROPERTIES

            The Company's 247 stores are located in 39 states, principally in suburban areas of medium and large sized cities. These stores are situated in strip and power strip shopping centers, as well as in major off-price and conventional malls, and free standing buildings. The Company's superstores range in size from 13,000 to 103,000 square feet, but are predominantly between 30,000 and 50,000 square feet in major markets. The Company's three smaller stores range in size from 7,000 to 11,000 square feet. In both superstores and smaller stores, approximately 80% to 85% of store space is used for selling areas and the balance for warehouse, receiving and office space.

            The table below sets forth the number of stores located in each state as of May 12, 2000:

                                       Number                                                         Number
      State                           of Stores                       State                          of Stores
      -----                           ---------                       -----                          ---------
  Alabama                                  3                   Nebraska                                  1
  Arizona                                  5                   Nevada                                    1
  Arkansas                                 2                   New Jersey                               15
  California                              32                   New Mexico                                1
  Colorado                                 6                   New York                                 14
  Connecticut                              5                   North Carolina                            4
  Delaware                                 1                   Ohio                                      7
  Florida                                 27                   Oklahoma                                  3
  Georgia                                 11                   Oregon                                    1
  Illinois                                13                   Pennsylvania                              9
  Indiana                                  3                   Rhode Island                              1
  Iowa                                     1                   South Carolina                            2
  Kansas                                   3                   Tennessee                                 5
  Kentucky                                 2                   Texas                                    18
  Louisiana                                1                   Utah                                      3
  Maryland                                 8                   Vermont                                   1
  Massachusetts                            5                   Virginia                                 12
  Michigan                                 9                   Washington                                4
  Minnesota                                1                   Wisconsin                                 2
  Missouri                                 5

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

            The Company also leases merchandise storage space in seven locations amounting to approximately 164,000 square feet. This space is used to supplement the warehouse facilities in the Company's stores in proximity to these locations. See Item 1 "Business--Store Operations--Warehousing."

            The Company's Corporate Office is located in 87,100 square feet of office space in Union, New Jersey, and the Company's Buying Office is located in 56,400 square feet of office space in Farmingdale, New York. The Company plans to lease additional office space at both of these locations.

ITEM 3 - LEGAL PROCEEDINGS

            There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended February 26, 2000.

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

                                                       HIGH                     LOW
                                                       ----                     ---
  Fiscal 1998 :
  -------------
  1st Quarter                                    $    27 3/4             $    20
  2nd Quarter                                         28 31/32                18 1/4
  3rd Quarter                                         32 3/16                 17 1/8
  4th Quarter                                         35 3/16                 27 1/2

  Fiscal 1999 :
  -------------
  1st Quarter                                    $    39 3/8             $    29 1/8
  2nd Quarter                                         38 15/16                25 1/2
  3rd Quarter                                         37                      27 3/8
  4th Quarter                                         36                      22 7/16

  Fiscal 2000 :
  -------------
  1st Quarter (through May 12, 2000)             $    45 1/2              $   22


               The common stock is quoted through the NASDAQ National Market System under the symbol BBBY. On May 12, 2000, there were approximately 640 shareholders of record of the common stock (without including individual participants in nominee security position listings). On May 12, 2000, the last reported sale price of the common stock was $38 15/16.

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

ITEM 6 - SELECTED FINANCIAL DATA

               The information required by this item is included in the registrant's Annual Report to Shareholders for the fiscal year ended February 26, 2000 on the inside front cover and is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            The information required by this item is included in the registrant's Annual Report to Shareholders for the fiscal year ended February 26, 2000 on pages 10 through 13 and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                                      RISK

            None.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The financial statements required by this item are included in the registrant's Annual Report to Shareholders for the fiscal year ended February 26, 2000 on pages 14 through 23 and are incorporated herein by reference. These financial statements are indexed under Item 14(a)(1).

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

            The Executive Officers of the Registrant information required by
Part III, Item 10 - Directors and Executive Officers of the Registrant is included in this document; all other information required by Part III (Item 10 - Directors and Executive Officers of the Registrant, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management, and Item 13 - Certain Relationships and Related Transactions) is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 29, 2000 filed with the Commission pursuant to Regulation 14A. The Compensation Report of the Board of Directors and the performance graph included in such Proxy Statement shall not be deemed incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                                   ON FORM 8-K

(a) (1)     FINANCIAL STATEMENTS

            The following financial statements and reports are incorporated by reference to pages 14 through 23 of the Company's Annual Report to Shareholders for the fiscal year ended February 26, 2000:

            Consolidated Balance Sheets as of February 26, 2000 and February 27, 1999

            Consolidated Statements of Earnings for the fiscal years ended February 26, 2000, February 27, 1999 and February 28, 1998

            Consolidated Statements of Shareholders' Equity for the fiscal years ended February 26, 2000, February 27, 1999 and February 28, 1998

            Consolidated Statements of Cash Flows for the fiscal years ended February 26, 2000, February 27, 1999 and February 28, 1998

            Notes to Consolidated Financial Statements

            Independent Auditors' Report

(a) (2)     FINANCIAL STATEMENT SCHEDULE

            Schedule I -- The supplementary income statement schedule is included in this report.

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

                                                                      SCHEDULE 1

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                     SUPPLEMENTARY INCOME STATEMENT SCHEDULE
                                 (IN THOUSANDS)

                                                          YEAR ENDED
                             ---------------------------------------------------------------------
                               FEBRUARY 26,              FEBRUARY 27,           FEBRUARY 28,
                                   2000                      1999                   1998
                                   ----                      ----                   ----

      ITEM
      ----

Advertising Costs                 $28,176                  $20,800                $15,701
                                  =======                  =======                =======

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BED BATH & BEYOND INC.

                                           BY: /s/ Warren Eisenberg
                                              --------------------------
                                           WARREN EISENBERG
                                           CO-CHAIRMAN, CO-CHIEF EXECUTIVE
                                           OFFICER AND DIRECTOR

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                    CAPACITY                                                   DATE
---------                                    --------                                                   ----
/s/ Warren Eisenberg                         Co-Chairman, Co-Chief                                      May 25, 2000
-----------------------------------          Executive Officer and Director
WARREN EISENBERG

/s/ Leonard Feinstein                        Co-Chairman, Co-Chief                                      May 25, 2000
------------------------------------         Executive Officer and Director
LEONARD FEINSTEIN

/s/ Steven H. Temares                        President, Chief Operating Officer                         May 25, 2000
--------------------------------------       and Director
Steven H. Temares
                                             Chief Financial Officer                                    May 25, 2000
/s/ Ronald Curwin                            and Treasurer
------------------------------------         (Principal Financial Officer)
RONALD CURWIN

/s/ Eugene A. Castagna                       Vice President - Controller                                May 25, 2000
----------------------------------           (Principal Accounting Officer)
EUGENE A. CASTAGNA

/s/ Klaus Eppler                             Director                                                   May 25, 2000
------------------------------------
KLAUS EPPLER

/s/ Robert S. Kaplan                         Director                                                   May 25, 2000
-------------------------------------
ROBERT S. KAPLAN

/s/ Robert J. Swartz                         Director                                                   May 25, 2000
--------------------------------------
ROBERT J. SWARTZ


                           ANNUAL REPORT ON FORM 10-K

                                 ITEM 14 (a)(3)

                                    EXHIBITS

                             BED BATH & BEYOND INC.

                       FISCAL YEAR ENDED FEBRUARY 26, 2000

                                  EXHIBIT INDEX

Unless otherwise indicated, exhibits are incorporated by reference to the correspondingly numbered exhibits to the Company's Registration Statement on Form S-1 (Commission File No. 33-47250)

     EXHIBIT
       NO.                              EXHIBIT
       ---                              -------
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

       3.6        Certificate of Amendment of Certificate of Incorporation
                  (incorporated by reference to Exhibit 3.6 to the Company's
                  Form 10-K for the year ended February 27, 1999)

       3.7        Amended By-Laws of Bed Bath & Beyond Inc. (As amended through
                  December 17, 1998) (incorporated by reference to Exhibit 3.7 to the Company's on Form 10-K for the year ended February 27,
                  1999)

       3.8        Amended By-Laws of Bed Bath & Beyond Inc. (As amended through
                  September 22, 1999) (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 28, 1999)

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

      10.18* Bed Bath & Beyond Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10 to the to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended May 30, 1998)

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

      10.21*      Stock Option Agreement between the Company and Warren
                  Eisenberg, dated as of August 13, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 27, 1999)

      10.22*      Stock Option Agreement between the Company and Leonard
                  Feinstein, dated as of August 13, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 27, 1999)

      10.23* Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 27, 1999)

      13** Company's 1999 Annual Report, certain portions of which have been incorporated by reference herein


      21**        Subsidiaries of the Company
                  Commission File No. 33-1

      23**        Independent Auditors' Consent

      27          Financial Data Schedule (Filed electronically with SEC only)

-----------------------
*    This is a management contract or compensatory plan or arrangement.

**   Filed herewith.