Form 10-Q
period 2000-05-27
BED BATH & BEYOND INC
filed 2000-07-11
CIK 886158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 27, 2000
                                                  ------------

                         COMMISSION FILE NUMBER 0-20214
                                                -------

                             BED BATH & BEYOND INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          NEW YORK                                    11-2250488
 ------------------------                  ------------------------------------
 (State of incorporation)                  (I.R.S. Employer Identification No.)


                   650 LIBERTY AVENUE, UNION, NEW JERSEY      07083
                  ---------------------------------------- ----------
                  (Address of principal executive offices) (Zip code)


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

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK:

         CLASS                                      OUTSTANDING AT MAY 27, 2000
         -----                                      ---------------------------
Common Stock -  $0.01 par value                               141,335,147

                     BED BATH & BEYOND INC. AND SUBSIDIARIES

                                      INDEX





                                                                            PAGE NO.
PART I - FINANCIAL INFORMATION

     Consolidated Balance Sheets
       May 27, 2000 and February 26, 2000                                      3

     Consolidated Statements of Earnings
       Three Months Ended May 27, 2000 and May 29, 1999                        4

     Consolidated Statements of Cash Flows
       Three Months Ended May 27, 2000 and May 29, 1999                        5

     Note to Consolidated Financial Statements                                 6

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                             7 - 8



PART II - OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders               9

     Item 6. Exhibits and Reports on Form 8-K                                 10

     Exhibit Index                                                            11

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       May 27,       February 26,
                                                                         2000           2000
                                                                      -----------    ------------
                                                                      (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                          $136,387       $144,031
     Merchandise inventories                                             548,018        470,433
     Prepaid expenses and other current assets                            42,064         32,904
                                                                        --------       --------

         Total current assets                                            726,469        647,368
                                                                        --------       --------

Property and equipment, net                                              218,019        208,911
Other assets                                                              10,131          9,521
                                                                        --------       --------

                                                                        $954,619       $865,800
                                                                        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                   $188,218       $145,114
     Accrued expenses and other current liabilities                      114,973        108,079
     Income taxes payable                                                 29,666         33,590
                                                                        --------       --------

         Total current liabilities                                       332,857        286,783
                                                                        --------       --------

Deferred rent                                                             20,788         19,972
                                                                        --------       --------

         Total liabilities                                               353,645        306,755
                                                                        --------       --------

Shareholders' equity:
     Preferred stock - $0.01 par value; authorized -
         1,000 shares; no shares issued or
         outstanding                                                          --             --

     Common stock - $0.01 par value; authorized - 350,000 shares;
         issued and outstanding - May 27, 2000, 141,335 shares and
         February 26, 2000, 140,406 shares                                 1,413          1,404

     Additional paid-in capital                                          114,954         96,398
     Retained earnings                                                   484,607        461,243
                                                                        --------       --------

         Total shareholders' equity                                      600,974        559,045
                                                                        --------       --------

                                                                        $954,619       $865,800
                                                                        ========       ========

           See accompanying Note to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                               Three Months Ended
                                                              ----------------------
                                                              May 27,        May 29,
                                                               2000           1999
                                                              -------        -------

         Net sales                                           $462,735       $359,372
         Cost of sales, including buying,
          occupancy and indirect costs                        275,389        213,158
                                                             --------       --------
              Gross profit                                    187,346        146,214
         Selling, general and administrative expenses         151,007        118,199
                                                             --------       --------
              Operating profit                                 36,339         28,015
         Interest income                                        1,962          1,302
                                                             --------       --------
              Earnings before provision for income taxes       38,301         29,317
         Provision for income taxes                            14,937         11,434
                                                             --------       --------
              Net earnings                                   $ 23,364       $ 17,883
                                                             ========       ========
         Net earnings per share - Basic                      $   0.17       $   0.13
         Net earnings per share - Diluted                    $   0.16       $   0.12

         Weighted average shares outstanding - Basic          140,859        139,528
         Weighted average shares outstanding - Diluted        144,977        144,037





           See accompanying Note to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)


                                                                     Three Months Ended
                                                                   -----------------------
                                                                   May 27,         May 29,
                                                                     2000           1999
                                                                   -------         -------
Cash Flows from Operating Activities:
  Net earnings                                                   $  23,364        $  17,883
  Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Depreciation and amortization                                9,928            6,881
        Tax benefit from exercise of stock options                  11,470            2,856
        Deferred income taxes                                       (1,932)          (1,353)
        Increase in assets:
            Merchandise inventories                                (77,585)         (54,739)
            Prepaid expenses and other current assets               (7,475)          (1,846)
            Other assets                                              (363)             (47)
        Increase (decrease) in liabilities:
            Accounts payable                                        43,104           50,883
            Accrued expenses and other current liabilities           6,894           10,907
            Income taxes payable                                    (3,924)           6,163
            Deferred rent                                              816              935
                                                                 ---------        ---------

  Net cash provided by operating activities                          4,297           38,523
                                                                 ---------        ---------

Cash Flows from Investing Activities:

  Capital expenditures                                             (19,036)          (7,034)
                                                                 ---------        ---------

  Net cash used in investing activities                            (19,036)          (7,034)
                                                                 ---------        ---------

Cash Flows from Financing Activities:

  Proceeds from exercise of stock options                            7,095            1,873
                                                                 ---------        ---------

  Net cash provided by financing activities                          7,095            1,873
                                                                 ---------        ---------

  Net (decrease) increase in cash and cash equivalents              (7,644)          33,362

Cash and cash equivalents:
  Beginning of period                                              144,031           90,396
                                                                 ---------        ---------

  End of period                                                  $ 136,387        $ 123,758
                                                                 =========        =========



           See accompanying Note to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS



1)   BASIS OF PRESENTATION

The accompanying consolidated financial statements, except for the February 26, 2000 consolidated balance sheet, have been prepared without audit. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of May 27, 2000 and February 26, 2000 and the results of their operations and their cash flows for the three months ended May 27, 2000 and May 29, 1999, respectively. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to Bed Bath & Beyond Inc.'s Annual Report for the fiscal year ended February 26, 2000 for additional disclosures, including a summary of the Company's significant accounting policies.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months May 27, 2000 vs. Three Months May 29, 1999

Net sales for the first quarter ended May 27, 2000 were $462.7 million, an increase of $103.3 million or approximately 28.8% over net sales of $359.4 million for the corresponding quarter last year. Approximately 83.4% of the increase was attributable to new store net sales. The increase in comparable store net sales in the first quarter of 2000 was approximately 5.0%. The increase in net sales reflects a number of factors, including but not limited to, the continued consumer acceptance of the Company's merchandise offerings and customer service and the generally favorable retailing environment. Approximately 55% and 45% of net sales for the first quarter were attributable to sales of domestics merchandise and home furnishings merchandise, respectively.

Gross profit for the first quarter of 2000 was $187.3 million or 40.5% of net sales compared with $146.2 million or 40.7% of net sales during the first quarter of 1999. The decrease in gross profit, as a percentage of net sales, in the first quarter of 2000, as compared to the same period a year ago, was attributable to a number of factors, including a different mix of sales as well as a continued emphasis on providing value pricing to the customer.

Selling, general and administrative expenses ("SG&A") were $151.0 million in the first quarter of 2000 compared with $118.2 million in the same quarter last year and as a percentage of net sales were 32.6% and 32.9%, respectively. The decrease in SG&A, as a percentage of net sales, primarily reflects a relative decrease in occupancy costs which was partially offset by a relative increase in payroll and payroll related items.

EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both existing and new markets and the expansion or replacement of existing stores with larger stores. As a result of this program, the total number of stores has increased to 251 stores at the end of the first quarter of 2000 compared with 191 stores at the end of the corresponding quarter last year. Total square footage grew to approximately 10.1 million square feet at the end of the first quarter of 2000, from approximately 7.9 million square feet at the end of the first quarter of last year. The total number of stores and the total square footage does not include the Company's electronic service site which was launched on November 28, 1999.

During the first quarter of fiscal 2000, the Company opened ten new superstores resulting in an aggregate addition of .3 million square feet to total store space. The Company anticipates opening at least 50 additional stores by the end of the fiscal year, aggregating at least 1.7 million square feet of additional store space.

FINANCIAL CONDITION

Total assets at May 27, 2000 were $954.6 million compared with $865.8 million at February 26, 2000, an increase of $88.8 million. Of the total increase, $79.1 million represented an increase in current assets and $9.7 million represented an increase in non-current assets. The increase in current assets was primarily attributable to an increase in merchandise inventories, which resulted from new store space and, to a lesser extent, changes in merchandising mix.

Total liabilities at May 27, 2000 were $353.6 million compared with $306.8 million at February 26, 2000, an increase of $46.9 million. The increase was primarily attributable to a $43.1 million increase in accounts payable (resulting from an increase in merchandise inventories).

Shareholders' equity was $601.0 million at May 27, 2000 compared with $559.0 million at February 26, 2000. The increase primarily reflects net earnings for the first three months of fiscal 2000 and additional paid-in capital from the exercise of stock options.

Capital expenditures for the first three months of fiscal 2000 were $19.0 million compared with $7.0 million for the corresponding period last year. The increase is primarily attributable to expenditures for furniture, fixtures and leasehold improvements for the ten new superstores opened during the first three months and for the electronic service site, compared to expenditures for furniture, fixtures and leasehold improvements for the five new superstores opened and two stores expanded in the same period last year.

The Company believes that it will be able to finance both its normal operations and its expansion program for the foreseeable future through internally generated funds.

FORWARD LOOKING STATEMENTS

This Form 10-Q may contain forward looking statements. Important factors which may affect these statements are contained in the Company's Annual Report to shareholders for the fiscal year ended February 26, 2000.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting was held on June 29, 2000. At the Annual Meeting, the following items were voted upon:

1.   The election of two directors.

2. The ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ending March 3, 2001.

3. The ratification of the adoption of the Bed Bath & Beyond Inc. 2000 Stock Option Plan.

4. The shareholder proposal concerning diversified representation on the Board of Directors.

The results of the voting were as follows:


                                          SHARES VOTED (in thousands)


                                                         Against/
Description                            For               Withheld
-----------                            ---               --------
Election of the Board
of Directors:

Steven H. Temares                      136,789            2,693
Klaus Eppler                           136,788            2,694


                                       For               Against                Abstain
                                       ---               -------                -------
Ratify the Appointment of Auditors:

KPMG LLP                               139,119               46                   317


                                       For               Against                Abstain
                                       ---               -------                -------
Ratify the Adoption of the
Bed Bath & Beyond Inc. 2000
Stock Option Plan:                     110,029           28,999                   454
                                                                                                        Broker
                                       For               Against                Abstain                Non-Votes
                                       ---               -------                -------                ---------
Diversified representation
on the Board of Directors:              23,880           94,854                 7,018                  13,730

Item 6.   Exhibits and Reports on Form 8-K

(a) The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

(b) No reports on Form 8-K were filed by the Company during the three month period ended May 27, 2000.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BED BATH & BEYOND INC.
                                       ----------------------
                                           (Registrant)


Date: July 11, 2000                     By: /s/ Ronald Curwin
                                           -----------------------------
                                                 Ronald Curwin
                                                 Chief Financial Officer
                                                  and Treasurer

                                EXHIBIT INDEX
                                -------------




Exhibit No.                            Exhibit                          Page No.
-----------                            -------                          --------
10                Bed Bath & Beyond Inc. 2000 Stock Option Plan
                  (incorporated by reference to Exhibit A to the
                  Registrant's Proxy Statement dated May 22, 2000)

27                Financial Data Schedule                                 12
                  (Filed electronically with SEC only)