Form 10-Q
period 2000-08-26
BED BATH & BEYOND INC
filed 2000-10-10
CIK 886158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended August 26, 2000


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

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK:


         CLASS                                      OUTSTANDING AT AUGUST 26, 2000
         -----                                      ------------------------------
Common Stock -  $0.01 par value                          283,038,968

                     BED BATH & BEYOND INC. AND SUBSIDIARIES

                                      INDEX



                                                                    PAGE NO.
                                                                    --------
PART I - FINANCIAL INFORMATION

   Consolidated Balance Sheets
     August 26, 2000 and February 26, 2000                              3

   Consolidated Statements of Earnings
     Three Months and Six Months Ended
     August 26, 2000 and August 28, 1999                                4

   Consolidated Statements of Cash Flows
     Six Months Ended August 26, 2000 and August 28, 1999               5

   Notes to Consolidated Financial Statements                           6

   Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                        7-8



PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                            9

   Exhibit Index                                                       10

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                     August 26,      February 26,
                                                        2000             2000
                                                     ----------       ----------
                                                    (unaudited)
Assets

Current assets:
    Cash and cash equivalents                        $  147,700       $  144,031
    Merchandise inventories                             594,602          470,433
    Prepaid expenses and other current
      assets                                             38,635           32,904
                                                     ----------       ----------

      Total current assets                              780,937          647,368
                                                     ----------       ----------

Property and equipment, net                             245,686          208,911
Other assets                                             10,904            9,521
                                                     ----------       ----------

                                                     $1,037,527       $  865,800
                                                     ==========       ==========

Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                 $  214,250       $  145,114
    Accrued expenses and other current
      liabilities                                       120,974          108,079
    Income taxes payable                                 32,074           33,590
                                                     ----------       ----------

      Total current liabilities                         367,298          286,783
                                                     ----------       ----------

Deferred rent                                            21,616           19,972
                                                     ----------       ----------

      Total liabilities                                 388,914          306,755
                                                     ----------       ----------

Shareholders' equity:
    Preferred stock - $0.01 par value;
      authorized - 1,000 shares; no shares
      issued or outstanding                                  --               --

    Common stock - $0.01 par value;
      authorized - 350,000 shares; issued
      and outstanding - August 26, 2000,
      283,039 shares and February 26, 2000,
      280,812 shares                                      2,830            2,808

    Additional paid-in capital                          117,598           94,994
    Retained earnings                                   528,185          461,243
                                                     ----------       ----------

      Total shareholders' equity                        648,613          559,045
                                                     ----------       ----------

                                                     $1,037,527       $  865,800
                                                     ==========       ==========

          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                      (in thousands, except per share data)
                                   (unaudited)



                                                        Three Months Ended                Six Months Ended
                                                    ---------------------------       ---------------------------
                                                    August  26,      August 28,       August 26,       August 28,
                                                       2000             1999             2000             1999
                                                    ----------       ----------       ----------       ----------


Net sales                                           $  597,001       $  457,586       $1,059,736       $  816,958

Cost of sales, including buying,
  occupancy and indirect costs                         355,502          272,016          630,891          485,174
                                                    ----------       ----------       ----------       ----------

   Gross profit                                        241,499          185,570          428,845          331,784

Selling, general and administrative expenses           171,490          131,990          322,497          250,189
                                                    ----------       ----------       ----------       ----------

   Operating profit                                     70,009           53,580          106,348           81,595

Interest income                                          1,431              923            3,393            2,225
                                                    ----------       ----------       ----------       ----------

   Earnings before provision for income taxes           71,440           54,503          109,741           83,820

Provision for income taxes                              27,862           21,256           42,799           32,690
                                                    ----------       ----------       ----------       ----------

   Net earnings                                     $   43,578       $   33,247       $   66,942       $   51,130
                                                    ==========       ==========       ==========       ==========

Net earnings per share - Basic                      $     0.15       $     0.12       $     0.24       $     0.18
Net earnings per share - Diluted                    $     0.15       $     0.12       $     0.23       $     0.18


Weighted average shares outstanding - Basic            282,872          279,556          282,298          279,305
Weighted average shares outstanding - Diluted          291,363          288,334          290,661          288,204


          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            (in thousands, unaudited)


                                                        Six Months Ended
                                                   --------------------------
                                                   August 26,      August 28,
                                                      2000            1999
                                                   ---------        ---------
Cash Flows from Operating Activities:

   Net earnings                                    $  66,942        $  51,130
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
      Depreciation and amortization                   20,691           14,198
      Tax benefit from exercise of stock options      13,312            3,685
      Deferred income taxes                           (3,865)          (2,507)
      Increase in assets:
         Merchandise inventories                    (124,169)         (79,198)
         Prepaid expenses and other current
           assets                                     (2,360)          (2,999)
         Other assets                                   (889)          (1,765)
      Increase (decrease) in liabilities:
         Accounts payable                             69,136           52,188
         Accrued expenses and other current
           liabilities                                12,895           20,266
         Income taxes payable                         (1,516)           4,514
         Deferred rent                                 1,644            1,821
                                                   ---------        ---------

   Net cash provided by operating activities          51,821           61,333
                                                   ---------        ---------


Cash Flows from Investing Activities:

   Capital expenditures                              (57,466)         (24,217)
                                                   ---------        ---------

   Net cash used in investing activities             (57,466)         (24,217)
                                                   ---------        ---------


Cash Flows from Financing Activities:

   Proceeds from exercise of stock options             9,314            3,333
                                                   ---------        ---------

   Net cash provided by financing activities           9,314            3,333
                                                   ---------        ---------

   Net increase in cash and cash equivalents           3,669           40,449

Cash and cash equivalents:
   Beginning of period                               144,031           90,396
                                                   ---------        ---------
   End of period                                   $ 147,700        $ 130,845
                                                   =========        =========


          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      1)       BASIS OF PRESENTATION

      The accompanying consolidated financial statements, except for the February 26, 2000 consolidated balance sheet, have been prepared without audit. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of August 26, 2000 and February 26, 2000 and the results of their operations for the three months and six months ended August 26, 2000 and August 28, 1999, respectively, and their cash flows for the six months ended August 26, 2000 and August 28, 1999, respectively. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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

      2)       STOCK SPLIT

      In July 2000, the Board of Directors approved a two-for-one split of the Company's common stock effected in the form of a 100% stock dividend. The stock dividend was distributed on August 11, 2000 to shareholders of record on July 28, 2000. Accordingly, all shareholders' equity, share and per share amounts for all periods presented have been retroactively adjusted to give effect to the stock split.

      3)       NEW ACCOUNTING PRONOUNCEMENTS

      The FASB Emerging Issues Task Force ("EITF") reached a consensus with respect to the issue of "Accounting for Certain Sales Incentives", including point of sale coupons, rebates and free merchandise. They concluded that the value of point of sale coupons and rebates, which result in a reduction of the price paid by the customer, should be recorded as a reduction of sales and that free merchandise incentives should be recorded as cost of sales. The Company will adopt the EITF in the fourth quarter of the current fiscal year, as required. The Company currently records its point of sale coupons and rebates in cost of sales and free merchandise incentives in sales. The reclassifications will not have an impact on gross profit, operating profit or net earnings.

      The Task Force also reached a consensus with respect to the issue of "Accounting for Shipping and Handling Fees and Costs". They concluded that amounts billed to a customer in a sale transaction related to shipping and handling represent revenues and costs related to shipping and handling represent cost of sales. The Company currently nets revenues and costs in selling, general and administrative expenses ("SG&A") and, upon adoption, will reclassify such shipping and handling revenues to sales and shipping and handling costs to cost of sales. The Company will adopt the EITF in the fourth quarter of the current fiscal year, as required. The Company does not believe the amount of the reclassifications related to shipping and handling fees and costs is material. The reclassifications will not have an impact on operating profit or net earnings.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months August 26, 2000 vs. Three Months August 28, 1999

Net sales for the second quarter ended August 26, 2000 were $597.0 million, an increase of $139.4 million or approximately 30.5% over net sales of $457.6 million for the corresponding quarter last year. Approximately 81.2% of the increase was attributable to new store net sales. The increase in comparable store net sales in the second quarter of 2000 was approximately 6.1%. The increase in net sales reflects a number of factors, including but not limited to, the continued consumer acceptance of the Company's merchandise offerings and customer service and the generally favorable retailing environment. Approximately 55% and 45% of net sales for the second quarter were attributable to sales of domestics merchandise and home furnishings merchandise, respectively.

Gross profit for the second quarter of 2000 was $241.5 million or 40.5% of net sales compared with $185.6 million or 40.6% of net sales during the second quarter of 1999.

SG&A was $171.5 million in the second quarter of 2000 compared with $132.0 million in the same quarter last year and as a percentage of net sales were 28.7% and 28.8%, respectively.

Six Months August 26, 2000 vs. Six Months August 28, 1999

Net sales for the six months ended August 26, 2000 were $1.1 billion, an increase of $242.8 million or approximately 29.7% over net sales of $817.0 million for the corresponding period last year. Approximately 82.2% of the increase was attributable to new store net sales. The increase in comparable store net sales for the first six months of 2000 was approximately 5.6%.

Gross profit for the first six months of 2000 was $428.8 million or 40.5% of net sales compared with $331.8 million or 40.6% of net sales during the same period last year.

SG&A was $322.5 million in the first six months of 2000 compared with $250.2 million for the same period last year and as a percentage of net sales were 30.4% and 30.6%, respectively. The decrease in SG&A, as a percentage of net sales, primarily reflects a relative decrease in occupancy costs.


EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both existing and new markets and the expansion or replacement of existing stores with larger stores. As a result of this program, the total number of stores has increased to 272 stores at the end of the second quarter of 2000 compared with 201 stores at the end of the corresponding quarter last year. Total square footage grew to approximately 10.8 million square feet at the end of the second quarter of 2000, from approximately 8.3 million square feet at the end of the second quarter of last year. The total number of stores and the total square footage does not include the Company's electronic service site which was launched on November 28, 1999.

During the first six months of fiscal 2000, the Company opened 31 new superstores resulting in an aggregate addition of 1.0 million square feet to total store space. The Company anticipates opening approximately 33 additional stores and expanding two existing stores by the end of the fiscal year, aggregating approximately 1.1 million square feet of store space for the year.


FINANCIAL CONDITION

Total assets at August 26, 2000 were $1.0 billion compared with $865.8 million at February 26, 2000, an increase of $171.7 million. Of the total increase, $133.6 million represented an increase in current assets and $38.2 million represented an increase in non-current assets. The increase in current assets was primarily attributable to an increase in merchandise inventories, which resulted from new store space and, to a lesser extent, changes in merchandising mix.

Total liabilities at August 26, 2000 were $388.9 million compared with $306.8 million at February 26, 2000, an increase of $82.2 million. The increase was primarily attributable to a $69.1 million increase in accounts payable (resulting from an increase in inventories) and a $12.9 million increase in accrued expenses and other current liabilities.

Shareholders' equity was $648.6 million at August 26, 2000 compared with $559.0 million at February 26, 2000. The increase reflects net earnings for the first six months of fiscal 2000 and additional paid-in capital from the exercise of stock options.

Capital expenditures for the first six months of fiscal 2000 were $57.5 million compared with $24.2 million for the corresponding period last year. The increase is primarily attributable to expenditures for furniture, fixtures and leasehold improvements for the 31 new superstores opened during the first six months compared to expenditures for furniture, fixtures and leasehold improvements for the 15 new superstores opened and two stores expanded in the same period last year, as well as the cost of store renovations and information technology additions.


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

   (b) No reports on Form 8-K were filed by the Company during the three month period ended August 26, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     BED BATH & BEYOND INC.
                                     ----------------------
                                         (Registrant)


Date: October 10, 2000               By:  /s/ Eugene A. Castagna
                                         --------------------------------------
                                         Eugene A. Castagna
                                         Vice President - Finance and Principal
                                         Accounting Officer

                                  EXHIBIT INDEX





Exhibit No.                        Exhibit                         Page No.
-----------                        -------                         --------

  10.1            Form of Standard Stock Option Agreement
                                                                   11 - 13

  27              Financial Data Schedule                          14
                  (Filed electronically with SEC only)