Form 10-Q
period 2000-11-25
BED BATH & BEYOND INC
filed 2001-01-09
CIK 886158

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended November 25, 2000



                         COMMISSION FILE NUMBER 0-20214

                             BED BATH & BEYOND INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             NEW YORK                            11-2250488
             --------                            ----------
     (State of incorporation)          (I.R.S. Employer Identification No.)

                   650 LIBERTY AVENUE, UNION, NEW JERSEY 07083
                   -------------------------------------------
               (Address of principal executive offices) (Zip code)

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
Yes  X   No
    ---     -----

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK:


         CLASS                                  OUTSTANDING AT NOVEMBER 25, 2000

Common Stock -  $0.01 par value                             285,745,226

                     BED BATH & BEYOND INC. AND SUBSIDIARIES

                                      INDEX




                                                                  PAGE NO.
                                                                  -------
PART I - FINANCIAL INFORMATION

  Consolidated Balance Sheets
     November 25, 2000 and February 26, 2000                          3

  Consolidated Statements of Earnings
    Three Months and Nine Months Ended
     November 25, 2000 and November 27, 1999                          4

  Consolidated Statements of Cash Flows
     Nine Months Ended November 25, 2000 and November 27, 1999        5

  Notes to Consolidated Financial Statements                          6

  Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                      7-9



PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          10

  Exhibit Index                                                      11

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             November 25,      February 26,
                                                                                2000               2000
                                                                             -----------       -----------
                                                                             (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                                $  140,861       $  144,031
     Merchandise inventories                                                     687,143          470,433
     Prepaid expenses and other current assets                                    38,886           32,904
                                                                              ----------       ----------

         Total current assets                                                    866,890          647,368
                                                                              ----------       ----------

Property and equipment, net                                                      288,150          208,911
Other assets                                                                      11,440            9,521
                                                                              ----------       ----------

                                                                              $1,166,480       $  865,800
                                                                              ==========       ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                         $  270,045       $  145,114
     Accrued expenses and other current liabilities                              131,398          108,079
     Income taxes payable                                                         17,509           33,590
                                                                              ----------       ----------

         Total current liabilities                                               418,952          286,783
                                                                              ----------       ----------

Deferred rent                                                                     22,450           19,972
                                                                              ----------       ----------

         Total liabilities                                                       441,402          306,755
                                                                              ----------       ----------

Shareholders' equity:
     Preferred stock - $0.01 par value; authorized -
         1,000 shares; no shares issued or
         outstanding                                                                  --               --

     Common stock - $0.01 par value; authorized -350,000 shares; issued and outstanding - November 25, 2000, 285,745
         shares and February 26, 2000,  280,812 shares                             2,857            2,808

     Additional paid-in capital                                                  153,371           94,994
     Retained earnings                                                           568,850          461,243
                                                                              ----------       ----------

         Total shareholders' equity                                              725,078          559,045
                                                                              ----------       ----------

                                                                              $1,166,480       $  865,800
                                                                              ==========       ==========


          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                           Three Months Ended                Nine Months Ended
                                                       ----------------------------      ----------------------------

                                                       November 25,     November 27,     November 25,     November 27,
                                                           2000             1999             2000             1999
                                                       -----------      -----------      -----------      -----------

Net sales                                               $  609,519       $  486,457       $1,669,255       $1,303,415

Cost of sales, including buying,
  occupancy and indirect costs                             363,452          289,673          994,343          774,847
                                                        ----------       ----------       ----------       ----------

       Gross profit                                        246,067          196,784          674,912          528,568

Selling, general and administrative expenses               181,475          146,177          503,972          396,366
                                                        ----------       ----------       ----------       ----------

       Operating profit                                     64,592           50,607          170,940          132,202

Interest income                                              2,072            1,371            5,465            3,596
                                                        ----------       ----------       ----------       ----------
       Earnings before provision for income taxes           66,664           51,978          176,405          135,798

Provision for income taxes                                  25,999           20,271           68,798           52,961
                                                        ----------       ----------       ----------       ----------
       Net earnings                                     $   40,665       $   31,707       $  107,607       $   82,837
                                                        ==========       ==========       ==========       ==========
Net earnings per share - Basic                          $     0.14       $     0.11       $     0.38       $     0.30
Net earnings per share - Diluted                        $     0.14       $     0.11       $     0.37       $     0.29

Weighted average shares outstanding - Basic                284,237          280,359          282,944          279,657
Weighted average shares outstanding - Diluted              294,164          288,345          291,828          288,251


          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)


                                                                                             Nine Months Ended
                                                                                       ----------------------------
                                                                                       November 25,     November 27,
                                                                                          2000             1999
                                                                                       -----------      -----------
Cash Flows from Operating Activities:
  Net earnings                                                                          $ 107,607        $  82,837
  Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       Depreciation and amortization                                                       32,796           22,367
       Tax benefit from exercise of stock options                                          31,947            8,394
       Deferred income taxes                                                               (5,798)          (3,761)
       Increase in assets:
            Merchandise inventories                                                      (216,710)        (162,096)
            Prepaid expenses and other current assets                                        (925)          (5,203)
            Other assets                                                                   (1,178)          (1,994)
       Increase (decrease) in liabilities:
            Accounts payable                                                              124,931          102,627
            Accrued expenses and other current liabilities                                 23,319           34,480
            Income taxes payable                                                          (16,081)           4,173
            Deferred rent                                                                   2,478            2,711
                                                                                        ---------        ---------

  Net cash provided by operating activities                                                82,386           84,535
                                                                                        ---------        ---------


Cash Flows from Investing Activities:

  Capital expenditures                                                                   (112,035)         (74,291)
                                                                                        ---------        ---------

  Net cash used in investing activities                                                  (112,035)         (74,291)
                                                                                        ---------        ---------


Cash Flows from Financing Activities:

  Proceeds from exercise of stock options                                                  26,479            6,995
                                                                                        ---------        ---------

  Net cash provided by financing activities                                                26,479            6,995
                                                                                        ---------        ---------


  Net (decrease) increase in cash and cash equivalents                                     (3,170)          17,239

Cash and cash equivalents:
  Beginning of period                                                                     144,031           90,396
                                                                                        ---------        ---------
  End of period                                                                         $ 140,861        $ 107,635
                                                                                        =========        =========


          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)       BASIS OF PRESENTATION

The accompanying consolidated financial statements, except for the February 26, 2000 consolidated balance sheet, have been prepared without audit. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of November 25, 2000 and February 26, 2000 and the results of their operations for the three months and nine months ended November 25, 2000 and November 27, 1999, respectively, and their cash flows for the nine months ended November 25, 2000 and November 27, 1999, respectively. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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

3)        NEW ACCOUNTING PRONOUNCEMENTS

The FASB Emerging Issues Task Force ("EITF") reached a consensus with respect to the issue of "Accounting for Certain Sales Incentives", including point of sale coupons, rebates and free merchandise. The concensus provides that the value of point of sale coupons and rebates, which result in a reduction of the price paid by the customer, should be recorded as a reduction of sales, and free merchandise incentives should be recorded as cost of sales. The Company plans to adopt the concensus in the fourth quarter of the current fiscal year. The Company currently records its point of sale coupons and rebates in cost of sales and free merchandise incentives in sales. The reclassifications will not have an impact on gross profit, operating profit or net earnings.

The EITF also reached a consensus with respect to the issue of "Accounting for Shipping and Handling Fees and Costs". The consensus provides that amounts billed to a customer in a sale transaction related to shipping and handling represent revenues. The Company currently nets such revenues and costs in selling, general and administrative expenses ("SG&A") and, upon adoption, will reclassify such shipping and handling revenues to sales and shipping and handling costs to cost of sales. While Management does not believe the amount of such reclassifications related to shipping and handling fees and costs is material, the Company plans to adopt the consensus in the fourth quarter of the current fiscal year. The reclassifications will not have an impact on operating profit or net earnings.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months November 25, 2000 vs. Three Months November 27, 1999

Net sales for the third quarter ended November 25, 2000 were $609.5 million, an increase of $123.1 million or approximately 25.3% over net sales of $486.5 million for the corresponding quarter last year. Approximately 84.8% of the increase was attributable to new store net sales. The increase in comparable store net sales in the third quarter of 2000 was approximately 4.2%. The increase in net sales reflects a number of factors, including but not limited to, the continued consumer acceptance of the Company's merchandise offerings and customer service and the generally favorable retailing environment. Approximately 55% and 45% of net sales for the third quarter were attributable to sales of domestics merchandise and home furnishings merchandise, respectively.

Gross profit for the third quarter of 2000 was $246.1 million or 40.4% of net sales compared with $196.8 million or 40.5% of net sales during the third quarter of 1999.

SG&A was $181.5 million in the third quarter of 2000 compared with $146.2 million in the same quarter last year and as a percentage of net sales were 29.8% and 30.0%, respectively. The decrease in SG&A, as a percentage of net sales, primarily reflects a decrease in costs associated with new store openings and in occupancy costs, which were partially offset by an increase in payroll and payroll related items.

Nine Months November 25, 2000 vs. Nine Months November 27, 1999

Net sales for the nine months ended November 25, 2000 were $1.7 billion, an increase of $365.8 million or approximately 28.1% over net sales of $1.3 billion for the corresponding period last year. Approximately 83.1% of the increase was attributable to new store net sales. The increase in comparable store net sales for the first nine months of 2000 was approximately 5.1%.

Gross profit for the first nine months of 2000 was $674.9 million or 40.4% of net sales compared with $528.6 million or 40.6% of net sales during the same period last year. The decrease in gross profit, as a percentage of net sales, as compared to the same period a year ago, was attributable to a number of factors, including a different mix of sales as well as a continued emphasis on providing value pricing to the customer.

SG&A was $504.0 million in the first nine months of 2000 compared with $396.4 million for the same period last year and as a percentage of net sales were 30.2% and 30.4%, respectively. The decrease in SG&A, as a percentage of net sales, primarily reflects a decrease in costs associated with new store openings and in occupancy costs, which were partially offset by an increase in payroll and payroll related items.

EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both existing and new markets and the expansion or replacement of existing stores with larger stores. As a result of this program, the total number of stores has increased to 309 stores at the end of the third quarter of 2000 compared with 237 stores at the end of the corresponding quarter last year. Total square footage grew to approximately 12.1 million square feet at the end of the third quarter of 2000, from approximately 9.7 million square feet at the end of the third quarter of last year. The total number of stores and the total square footage does not include the Company's electronic service site which was launched on November 28, 1999.

During the first nine months of fiscal 2000, the Company opened 68 new superstores and expanded two existing stores resulting in an aggregate addition of approximately 2.3 million square feet to total store space. The Company anticipates opening approximately two additional stores by the end of the fiscal year, aggregating approximately .1 million additional square feet of store space for the year.

FINANCIAL CONDITION

Total assets at November 25, 2000 were $1.2 billion compared with $865.8 million at February 26, 2000, an increase of $300.7 million. Of the total increase, $219.5 million represented an increase in current assets and $81.2 million represented an increase in non-current assets. The increase in current assets was primarily attributable to an increase in merchandise inventories, which resulted from new store space and, to a lesser extent, changes in merchandising mix.

Total liabilities at November 25, 2000 were $441.4 million compared with $306.8 million at February 26, 2000, an increase of $134.6 million. The increase was primarily attributable to an increase in accounts payable, resulting from an increase in inventories.

Shareholders' equity was $725.1 million at November 25, 2000 compared with $559.0 million at February 26, 2000. The increase reflects net earnings for the first nine months of fiscal 2000 and additional paid-in capital from the exercise of stock options.

Capital expenditures for the first nine months of fiscal 2000 were $112.0 million compared with $74.3 million for the corresponding period last year. The increase is primarily attributable to expenditures for furniture, fixtures and leasehold improvements for the 68 new superstores opened and two stores expanded during the first nine months, compared to furniture, fixtures and leasehold improvements for the 51 new superstores opened and four stores expanded in the same period last year, as well as the cost of store renovations and information technology additions.

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

   (b) No reports on Form 8-K were filed by the Company during the three month period ended November 25, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           BED BATH & BEYOND INC.
                                           ----------------------
                                                (Registrant)


Date: January 9, 2001                      By: /s/ Eugene A. Castagna
                                              ---------------------------------
                                               Eugene A. Castagna
                                               Vice President-Finance
                                               and Principal Accounting Officer

                                  EXHIBIT INDEX





Exhibit No.                         Exhibit                                     Page No.
----------                          -------                                     --------
10.1                       Amendment  to Employment  Agreement                   12-14
                           Dated as of June 30, 2000 between
                           Bed Bath & Beyond Inc. and
                           Warren Eisenberg

10.2                       Amendment to Employment Agreement                     15-17
                           Dated as of June 30, 2000 between
                           Bed Bath & Beyond Inc. and
                           Leonard Feinstein

27                         Financial Data Schedule                                  18
                           (Filed electronically with SEC only)