Form 10-K
period 2001-03-03
BED BATH & BEYOND INC
filed 2001-05-31
CIK 886158

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the fiscal year ended March 3, 2001

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

                           Yes    X      No
                               -------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                         [     ]

As of May 1, 2001, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the NASDAQ National Market) was $8,226,086,641.*

The number of shares outstanding of the issuer's common stock (par value $0.01 per share) at May 1, 2001: 288,634,619

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement dated May 24, 2001 pursuant to Regulation 14A are incorporated by reference in Part III hereof.

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 3, 2001 are incorporated by reference in Part II hereof.

* For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 20,176,238 shares beneficially owned by directors and executive officers, including in the case of the Co-Chief Executive Officers trusts and foundations affiliated with them. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

                                TABLE OF CONTENTS


FORM 10-K
ITEM NO.               NAME OF ITEM                                              PAGE
                       PART I

Item 1.     Business....................................................            3
Item 2.     Properties..................................................           11
Item 3.     Legal Proceedings...........................................           12
Item 4.     Submission of Matters to a Vote of
                Security Holders........................................           12

                       PART II

Item 5.     Market for the Registrant's Common Equity
                And Related Shareholder Matters.........................           12
Item 6.     Selected Financial Data.....................................           13
Item 7.     Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations..............................................           13
Item 7A.    Quantitative and Qualitative Disclosures About
                Market Risk.............................................           13
Item 8.     Financial Statements and Supplementary
                Data....................................................           13
Item 9.     Changes in and Disagreements with
                Accountants on Accounting and Financial
                Disclosure..............................................           13

                       PART III

Item 10.    Directors and Executive Officers of
                the Registrant..........................................           13
Item 11.    Executive Compensation......................................           13
Item 12.    Security Ownership of Certain Beneficial
                Owners and Management...................................           13
Item 13.    Certain Relationships and Related
                Transactions............................................           13

                       PART IV

Item 14.    Exhibits, Financial Statement Schedules and
                Reports on Form 8-K.....................................           14

                                     PART I

     Unless otherwise indicated, the terms "Company" and "Bed Bath & Beyond" refer collectively to Bed Bath & Beyond Inc. and its subsidiaries. The Company's fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2000 represented 53 weeks and ended on March 3, 2001; fiscal 1999 represented 52 weeks and ended on February 26, 2000; and fiscal 1998 represented 52 weeks and ended on February 27, 1999. Unless otherwise indicated, all references herein to periods of time (e.g., quarters and years) are to fiscal periods.


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

           As of May 1, 2001, the Company operated 316 stores in 43 states:
Alabama (4), Arizona (5), Arkansas (2), California (37), Colorado (8), Connecticut (6), Delaware (1), Florida (27), Georgia (12), Idaho (1), Illinois
(15), Indiana (5), Iowa (2), Kansas (4), Kentucky (2), Louisiana (3), Maine (1), Maryland (10), Massachusetts (7), Michigan (14), Minnesota (2), Mississippi (1), Missouri (5), Nebraska (1), Nevada (1), New Jersey (16), New Mexico (1), New York (16), North Carolina (7), North Dakota (1), Ohio (12), Oklahoma (3), Oregon
(3), Pennsylvania (15), Rhode Island (2), South Carolina (5), Tennessee (6), Texas (23), Utah (4), Vermont (1), Virginia (14), Washington (9) and Wisconsin
(2). Of these stores, 313 use the superstore format that was pioneered by the Company in 1985. These stores are on average approximately 40,000 square feet in size and carry the Company's full line of both domestics merchandise and home furnishings. The other three stores, all established prior to 1986, are smaller stores that primarily carry domestics merchandise.

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

           The Company has been engaged in an ongoing expansion program involving the opening of new superstores (including 70 in 2000, 55 in 1999, and 45 in 1998) and the expansion of existing stores (including two in 2000, four in 1999, and three in 1998). As a result of its expansion program, the Company's store space has increased from approximately 917,000 square feet at the beginning of 1992 to approximately 12,204,000 square feet at the end of 2000. The Company's expansion program is continuing, and the Company currently anticipates that in fiscal 2001 it will open at least 80 new superstores, which includes the five new superstores opened through May 1, 2001.


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

           The Company's merchandise consists primarily of better quality merchandise typically found at better department stores. For those product lines that have brand names associated with them, the Company generally offers leading brand name merchandise (including All-Clad, Black & Decker, Braun, Brentwood, Brita, Calphalon, Cannon, Conair, Croscill, Cuisinart, Divatex, Fieldcrest, Gillette, Homedics, Hoover, J.A. Henckels, Kitchenaid, Krups, Laura Ashley, Martex, Mikasa, Newell, Pacific Coast Feather Co., Pillowtex, Portmeirion, Rubbermaid, Springs, Wamsutta and Waverly). The Company estimates that brand name merchandise accounts for a significant portion of its net sales.

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

           CUSTOMER SERVICE

           The Company places great emphasis on customer service and satisfaction and, over the past 30 years, has sought to make this a defining feature of its corporate culture. All managers provide leadership by example in this area by regularly spending time assisting customers on the selling floor. The Company believes that its success in the area of customer service is evidenced by its ability to rely primarily on "word of mouth advertising".

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

           The Company launched its website, www.bedbathandbeyond.com, in 1999. The website offers a broad range of online services and features, including online shopping and gift registry. The Company believes that its E-Service efforts have been well received by its customers.

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

           EXPANSION

           The Company is engaged in an ongoing expansion program involving the opening of new stores in both existing and new markets and the expansion or replacement of existing stores with larger stores. As a result of this program, the total number of stores has increased from 34 at the beginning of fiscal 1992 to 311 at the end of fiscal 2000, and the total square footage of store space has increased from approximately 917,000 square feet at the beginning of fiscal 1992 to approximately 12,204,000 square feet at the end of fiscal 2000. During 2000, the Company opened 70 new superstores and expanded two stores, which resulted in the addition of approximately 2,389,000 square feet of store space.

           The table below sets forth information concerning the Company's expansion program for the periods indicated:

                                                  STORE SPACE                       NUMBER OF STORES
                                            -------------------------            -----------------------
            REPLACED          NEW           BEGINNING           END              BEGINNING         END
YEAR       STORES (1)      STORES (2)        OF YEAR          OF YEAR             OF YEAR        OF YEAR
----       ----------      ----------       ---------         -------            ---------       -------
                                                 (IN SQUARE FEET)
1992            5               4             917,000        1,128,000               34             38
1993            4               9           1,128,000        1,512,000               38             45
1994            4              16           1,512,000        2,339,000               45             61
1995            2              19           2,339,000        3,214,000               61             80
1996            2              28           3,214,000        4,347,000               80            108
1997            3              33           4,347,000        5,767,000              108            141
1998            3              45           5,767,000        7,688,000              141            186
1999            4              55           7,688,000        9,815,000              186            241
2000            2              70           9,815,000       12,204,000              241            311

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

           The Company expects to open new superstores in existing markets and new markets. In determining where to open new superstores, the Company evaluates a number of factors, including the availability of prime real estate and demographic information (such as data relating to income and education levels, age and occupation). The

Company believes that because it does not use central distribution centers, and since it relies on paid advertising to only a limited extent, it has the flexibility to enter a new market with only one or two stores. The Company will consider opening additional stores in that market, once the stores have been proven successful.

           From the end of fiscal 2000 through May 1, 2001, the Company has opened five stores which are located in: Wilkes Barre, Pennsylvania; El Paso, Texas; North Richmond, Virginia; Pentagon Row, Virginia; and Bellevue, Washington. During the balance of 2001, the Company currently anticipates that it will open at least 75 additional stores.

           The Company has built its management structure with a view towards its expansion and believes that as a result the Company has the management depth necessary to support its anticipated expansion program. Each of the Company's area managers typically supervise up to three stores. Each of the Company's district managers typically supervise four to ten stores.

STORE OPERATIONS

           MERCHANDISING

           The Company maintains its own central buying group, comprising of two Vice President - General Merchandising Managers, as well as a large staff of divisional merchandise managers, buyers and assistant buyers. Merchandising of activities are overseen by the Senior Vice President - Chief Merchandising Officer. The merchandise mix for each store is initially selected by the central buying group, in consultation with store managers and other local store personnel. The central buying group is generally responsible for selecting the merchandise, for ordering the initial inventory required upon the opening of each store, for ordering the first shipment of any new product line that may be subsequently added to a store's merchandise mix and for ordering seasonal merchandise.

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

           The Company purchases its merchandise from more than 2,800 suppliers. In 2000, the Company's largest supplier accounted for approximately 7% of the Company's merchandise purchases and the Company's 10 largest suppliers accounted for approximately 28% of such purchases. The Company purchases substantially all of its merchandise in the United States, the majority from domestic manufacturers and the balance from importers. The Company purchases a small amount of its merchandise directly from overseas sources. The Company has no long-term contracts for the purchase of merchandise. The Company believes that most merchandise, other than brand name goods, is available from a variety of sources and that most brand name goods can be replaced with comparable merchandise.

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

           In general, stores are staffed with two assistant managers, one operating manager, and three to six department managers who report to a store manager, who in turn is supervised by an area or district manager. Area and district managers report to one of several regional managers or directly to one of five regional Vice Presidents of Stores, who in turn report to the Senior Vice President of Stores. Decisions relating to pricing and advertising for all stores are made centrally in the Company's Buying Office, and certain store support functions (such as finance and information technology) are performed centrally in the Company's Corporate Office.

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

EMPLOYEES

           As of March 3, 2001, the Company employed approximately 15,000 persons, of whom approximately 9,500 were full-time employees and approximately 5,500 were part-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are excellent and that the labor turnover rate among its management employees is lower than that experienced in the industry.

SEASONALITY

           The Company's business exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December, and generally lower in February and March.

COMPETITION

           The market for domestics merchandise and home furnishings is fragmented and highly competitive. While the Company believes it is the preeminent marketer in the superstore segment of the home goods industry, it competes directly with a small number of chains of superstores selling domestics merchandise and home furnishings. In addition, the Company competes with many different types of retail stores that sell many or most of the products sold by the Company. Such competitors include: (i) better department stores, which often carry many of the same product lines as the Company but do not typically have the same depth or breadth of product selection, (ii) specialty stores (such as specialty linens or housewares retailers), which often have a depth of product selection but typically carry only a limited portion of the product lines carried by the Company, and (iii) discount and mass merchandise stores. In addition, the Company competes to a more limited extent with factory outlet stores that typically offer limited quantities or limited lines of better quality merchandise at discount prices.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

           The following table sets forth the name, age and business experience of the Executive Officers of the Registrant:

NAME                          AGE                 POSITIONS
----                          ---                 ---------
Warren Eisenberg               70        Co-Chairman, Co-Chief Executive Officer
                                           and Director

Leonard Feinstein              64        Co-Chairman, Co-Chief Executive Officer
                                           and Director

Steven H. Temares              42        President, Chief Operating
                                           Officer and Director

Ronald Curwin                  71        Chief Financial Officer and Treasurer

Arthur Stark                   46        Chief Merchandising Officer
                                           and Senior Vice President

Matthew Fiorilli               44        Senior Vice President - Stores

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

           Mr. Temares joined the Company in 1992. Mr. Temares has been President and Chief Operating Officer of the Company since January 1999. Prior to 1999, Mr. Temares served as Executive Vice President - Chief Operating Officer from 1997 to 1999 and previously was Director of Real Estate and General Counsel.

           Mr. Curwin, a certified public accountant, joined the Company in 1994 as Chief Financial Officer and Treasurer.

           Mr. Stark joined the Company in 1977. Mr. Stark has been Chief Merchandising Officer and Senior Vice President since January 1999. Prior to 1999, Mr. Stark was Vice President - Merchandising from 1998 until 1999, Director of Store Operations - Western Region from 1994 until 1998.

           Mr. Fiorilli joined the Company in 1973. Mr. Fiorilli has been Senior Vice President - Stores since January 1999. Prior to 1999, Mr. Fiorilli was Vice President - Stores from 1998 until 1999, Director of Store Operations - Eastern Region from 1994 until 1998.

           The Company's officers are elected by the Board of Directors for one-year terms and serve at the discretion of the Board of Directors. No family relationships exist between any of the executive officers or directors of the Company.

ITEM 2 - PROPERTIES

           The Company's 316 stores are located in 43 states, principally in suburban areas of medium and large sized cities. These stores are situated in strip and power strip shopping centers, as well as in major off-price and conventional malls, and free standing buildings. The Company's superstores range in size from 13,000 to 103,000 square feet, but are predominantly between 30,000 and 50,000 square feet in major markets. The Company's three smaller stores range in size from 7,000 to 11,000 square feet. In both superstores and smaller stores, approximately 80% to 85% of store space is used for selling areas and the balance for warehouse, receiving and office space.

           The table below sets forth the number of stores located in each state as of May 1, 2001:

                                                       Number
                          State                      of Stores
                          -----                      ---------
                      Alabama                             4
                      Arizona                             5
                      Arkansas                            2
                      California                         37
                      Colorado                            8
                      Connecticut                         6
                      Delaware                            1
                      Florida                            27
                      Georgia                            12
                      Idaho                               1
                      Illinois                           15
                      Indiana                             5
                      Iowa                                2
                      Kansas                              4
                      Kentucky                            2
                      Louisiana                           3
                      Maine                               1
                      Maryland                           10
                      Massachusetts                       7
                      Michigan                           14
                      Minnesota                           2
                      Mississippi                         1
                      Missouri                            5
                      Nebraska                            1
                      Nevada                              1
                      New Jersey                         16
                      New Mexico                          1
                      New York                           16
                      North Carolina                      7
                      North Dakota                        1
                      Ohio                               12
                      Oklahoma                            3
                      Oregon                              3
                      Pennsylvania                       15
                      Rhode Island                        2
                      South Carolina                      5
                      Tennessee                           6
                      Texas                              23
                      Utah                                4
                      Vermont                             1
                      Virginia                           14
                      Washington                          9
                      Wisconsin                           2


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

           The Company also leases merchandise storage space in nine locations amounting to approximately 208,000 square feet. This space is used to supplement the warehouse facilities in the Company's stores in proximity to these locations. One of these locations also provides fulfillment for the Company's E-service activities. See Item 1 "Business--Store Operations--Warehousing."

           The Company's Corporate Office is located in 131,000 square feet of office space in Union, New Jersey, and the Company's Buying Office is located in 66,000 square feet of office space in Farmingdale, New York. The Company plans to lease additional office space at both of these locations.

ITEM 3 - LEGAL PROCEEDINGS

          There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended March 3, 2001.


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


                                                         HIGH            LOW
                                                         ----            ---
          Fiscal 1999 :
          1st Quarter                                  $ 19.69         $ 14.56
          2nd Quarter                                    19.47           12.75
          3rd Quarter                                    18.50           13.69
          4th Quarter                                    18.00           11.22

          Fiscal 2000 :
          1st Quarter                                  $ 21.81         $ 11.38
          2nd Quarter                                    20.19           16.38
          3rd Quarter                                    26.44           17.44
          4th Quarter                                    27.06           20.17

          Fiscal 2001 :
          1st Quarter (through May 1, 2001)            $ 29.12         $ 23.19

          The common stock is quoted through the NASDAQ National Market System under the symbol BBBY. On May 1, 2001, there were approximately 670 shareholders of record of the common stock (without including individual participants in nominee security position listings). On May 1, 2001, the last reported sale price of the common stock was $28.50.

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

ITEM 6 - SELECTED FINANCIAL DATA

           The information required by this item is included in the registrant's Annual Report to Shareholders for the fiscal year ended March 3, 2001 on the inside front cover and is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

           The information required by this item is included in the registrant's Annual Report to Shareholders for the fiscal year ended March 3, 2001 on pages 8 through 10 and is incorporated herein by reference.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           None.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The financial statements required by this item are included in the registrant's Annual Report to Shareholders for the fiscal year ended March 3, 2001 on pages 11 through 19 and are incorporated herein by reference. These financial statements are indexed under Item 14(a)(1).


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

           None.
                                    PART III

           The Executive Officers of the Registrant information required by Part III, Item 10 - Directors and Executive Officers of the Registrant is included in this document; all other information required by Part III (Item 10 - Directors and Executive Officers of the Registrant, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management, and Item 13
- Certain Relationships and Related Transactions) is incorporated herein by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 28, 2001 filed with the Commission pursuant to Regulation 14A. The Compensation Report of the Board of Directors, the Stock Price Performance Graph and the Audit Committee Report included in such Proxy Statement shall not be deemed incorporated herein by reference.


                                     PART IV

          ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                                   ON FORM 8-K

(a) (1)    FINANCIAL STATEMENTS

           The following financial statements and reports are incorporated by reference to pages 11 through 19 of the Company's Annual Report to Shareholders for the fiscal year ended March 3, 2001:

           Consolidated Balance Sheets as of March 3, 2001 and February 26,
           2000.

           Consolidated Statements of Earnings for the fiscal years ended March 3, 2001, February 26, 2000 and February 27, 1999.

           Consolidated Statements of Shareholders' Equity for the fiscal years ended March 3, 2001, February 26, 2000 and February 27, 1999.

           Consolidated Statements of Cash Flows for the fiscal years ended March 3, 2001, February 26, 2000, and February 27, 1999.

           Notes to Consolidated Financial Statements

           Independent Auditors' Report

(a) (2)    FINANCIAL STATEMENT SCHEDULE

           Schedule 1 - The supplementary income statement schedule is included in this report.

           Independent Auditors' Report on Schedule.

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

                                                                      SCHEDULE 1


                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                     SUPPLEMENTARY INCOME STATEMENT SCHEDULE
                                 (IN THOUSANDS)


                                                 YEAR ENDED
                                ---------------------------------------------
                                MARCH 3,      FEBRUARY 26,       FEBRUARY 27,
                                  2001            2000               1999
                                  ----            ----               ----

      ITEM
      ----
Advertising Costs                $36,961         $28,176           $20,800
                                 =======         =======           =======

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BED BATH & BEYOND INC.

                                        BY: /s/ Warren Eisenberg
                                            -----------------------------------
                                                WARREN EISENBERG
                                                CO-CHAIRMAN, CO-CHIEF EXECUTIVE
                                                OFFICER AND DIRECTOR

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     CAPACITY                             DATE
---------                     --------                             ----
/s/ Warren Eisenberg          Co-Chairman, Co-Chief                May 31, 2001
----------------------        Executive Officer and Director
    WARREN EISENBERG


/s/ Leonard Feinstein         Co-Chairman, Co-Chief                May 31, 2001
----------------------        Executive Officer and Director
    LEONARD FEINSTEIN


/s/ Steven H. Temares         President, Chief Operating           May 31, 2001
----------------------        Officer and Director
    STEVEN H. TEMARES


/s/ Eugene A. Castagna        Vice President - Finance            May 31, 2001
----------------------        (Principal Financial and
    EUGENE A. CASTAGNA        Accounting Officer)



/s/ Klaus Eppler              Director                             May 31, 2001
----------------------
    KLAUS EPPLER


/s/ Robert S. Kaplan          Director                             May 31, 2001
----------------------
    ROBERT S. KAPLAN


/s/ Robert J. Swartz          Director                             May 31, 2001
----------------------
    ROBERT J. SWARTZ

                    Independent Auditor's Report on Schedule

To the Board of Directors and Shareholders of Bed Bath & Beyond Inc.:

Under the date of March 30, 2001, we reported on the consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries as of March 3, 2001 and February 26, 2000, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended March 3, 2001, as contained in the Company's Annual Report to Shareholders for the fiscal year ended March 3, 2001. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the fiscal year ended March 3, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule listed in Part IV, Item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/KPMG LLP

New York, New York
March 30, 2001

                           ANNUAL REPORT ON FORM 10-K

                                 ITEM 14 (a)(3)


                                    EXHIBITS


                             BED BATH & BEYOND INC.


                         FISCAL YEAR ENDED MARCH 3, 2001

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

    10.6          First Amendment to the Credit Agreement among the Company, bed
                  `n bath Stores, Inc., BBBL, Inc., BBBY Management Corporation,
                  Chemical Bank New Jersey, N.A., Chemical Bank and Chemical
                  Bank New Jersey, N.A. as Agent, dated October 1, 1995
                  (incorporated by reference to Exhibit 10.9 to the Company's
                  Form 10-K for the year ended March 1, 1997)

    10.7 Second Amendment to the Credit Agreement among the Company, bed `n bath Stores, Inc., BBBL, Inc., BBBY Management
                  Corporation, Chemical Bank New Jersey, N.A., Chemical Bank and
                  Chemical Bank New Jersey, N.A. as Agent, dated February 24,
                  1997 (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended March 1, 1997)

    10.8          Third Amendment to the Credit Agreement among the Company, bed
                  `n bath Stores, Inc., BBBL, Inc., BBBY Management Corporation, and The Chase Manhattan Bank, dated September 11, 1997
                  (incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended November
                  29, 1997)

    10.9 Fourth Amendment to the Credit Agreement among the Company, bed `n bath Stores, Inc., BBBL, Inc., BBBY Management
                  Corporation, and The Chase Manhattan Bank, dated September 19,
                  1997 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  November 29, 1997)

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

    10.18*        Company's 1998 Stock Option Plan (incorporated by reference to
                  Exhibit 10 to the to the Company's Quarterly Report on Form
                  10-Q for the quarter ended May 30, 1998)

    10.19         Fifth Amendment to the Credit Agreement among the Company, bed
                  `n bath Stores, Inc., BBBL, Inc., Bed Bath & Beyond of
                  California Limited Liability Company, BBBY Management
                  Corporation and The Chase Manhattan Bank, dated October 26,
                  1998 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  November 29, 1998)

    10.20         Second Amended and Restated Revolving Credit Note among the
                  Company, bed `n bath Stores, Inc., BBBL, Inc., Bed Bath &
                  Beyond of California Limited Liability Company, BBBY
                  Management Corporation and The Chase Manhattan Bank, dated
                  October 26, 1998 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 29, 1998)

    10.21*        Stock Option Agreement between the Company and Warren
                  Eisenberg, dated as of August 13, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 27, 1999)

    10.22*        Stock Option Agreement between the Company and Leonard
                  Feinstein, dated as of August 13, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 27, 1999)

    10.23* Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 27, 1999)

    10.24*        Company's 2000 Stock Option Plan (incorporated by reference to
                  Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 27, 2000 which is incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated May 22, 2000)

    10.25* Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 26, 2000)

    10.26* Amendment to Employment Agreement dated as of June 30, 2000 between Bed Bath & Beyond Inc. and Warren Eisenberg
                  (incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended November
                  25, 2000)

    10.27* Amendment to Employment Agreement dated as of June 30, 2000 between Bed Bath & Beyond Inc. and Leonard Feinstein
                  (incorporated by reference to Exhibit 10.2 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended November
                  25, 2000)

    10.28**       Sixth Amendment to the Credit Agreement among the Company, bed
                  `n bath Stores, Inc., BBBL, Inc., Bed Bath & Beyond of
                  California Limited Liability Company, BBBY Management
                  Corporation and The Chase Manhattan Bank, dated March 28, 2001

    10.29**       Company's 2001 Stock Option Plan

    13** Company's 2000 Annual Report, certain portions of which have been incorporated by reference herein

    21**          Subsidiaries of the Company Commission File No. 33-1

    23**          Independent Auditors' Consent

----------


  *     This is a management contract or compensatory plan or arrangement.

 **     Filed herewith.