Form 10-Q
period 2001-06-02
BED BATH & BEYOND INC
filed 2001-07-16
CIK 886158

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 2, 2001

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

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK:

           CLASS                           OUTSTANDING AT JUNE 2, 2001
           -----                           ---------------------------
Common Stock -  $0.01 par value                    289,399,130

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                                      INDEX



                                                                               PAGE NO.
                                                                               --------
PART I - FINANCIAL INFORMATION

    Consolidated Balance Sheets
      June 2, 2001 and March 3, 2001                                                3

    Consolidated Statements of Earnings
      Three Months Ended June 2, 2001 and May 27, 2000                              4

    Consolidated Statements of Cash Flows
      Three Months Ended June 2, 2001 and May 27, 2000                              5

    Notes to Consolidated Financial Statements                                      6

    Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                                 7 - 9



PART II - OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Security Holders                    10

    Item 6. Exhibits and Reports on Form 8-K                                       11

    Exhibit Index                                                                  12

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               June 2,            March 3,
                                                                2001                2001
                                                                ----                ----
                                                             (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                $  275,966          $  239,328
    Merchandise inventories                                     696,896             606,704
    Prepaid expenses and other current assets                    44,960              39,681
                                                             ----------          ----------
       Total current assets                                   1,017,822             885,713
                                                             ----------          ----------
Property and equipment, net                                     312,659             302,656
Other assets                                                      7,309               7,356
                                                             ----------          ----------
                                                             $1,337,790          $1,195,725
                                                             ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                         $  260,121          $  192,401
    Accrued expenses and other current liabilities              145,432             128,800
    Income taxes payable                                         35,252              31,988
                                                             ----------          ----------
       Total current liabilities                                440,805             353,189
                                                             ----------          ----------
Deferred rent and other liabilities                              27,992              25,518
                                                             ----------          ----------
       Total liabilities                                        468,797             378,707
                                                             ----------          ----------

Shareholders' equity:
    Preferred stock - $0.01 par value; authorized -
       1,000 shares; no shares issued or
       outstanding                                                   --                  --

    Common stock - $0.01 par value;
       authorized - 900,000 shares;
       issued and outstanding - June 2, 2001,
       289,399 shares and March 3, 2001,
       287,890 shares                                             2,894               2,879

    Additional paid-in capital                                  202,927             180,974
    Retained earnings                                           663,172             633,165
                                                             ----------          ----------
       Total shareholders' equity                               868,993             817,018
                                                             ----------          ----------
                                                             $1,337,790          $1,195,725
                                                             ==========          ==========



          See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                Three Months Ended
                                                            --------------------------
                                                             June 2,          May 27,
                                                              2001              2000
                                                              ----              ----
Net sales                                                   $575,833          $459,163

Cost of sales, including buying,
   occupancy and indirect costs                              340,874           271,870
                                                            --------          --------
        Gross profit                                         234,959           187,293

Selling, general and administrative expenses                 189,357           150,954
                                                            --------          --------
        Operating profit                                      45,602            36,339

Interest income                                                3,190             1,962
                                                            --------          --------
        Earnings before provision for income taxes            48,792            38,301

Provision for income taxes                                    18,785            14,937
                                                            --------          --------
        Net earnings                                        $ 30,007          $ 23,364
                                                            ========          ========

Net earnings per share - Basic                              $    .10          $    .08
Net earnings per share - Diluted                            $    .10          $    .08


Weighted average shares outstanding - Basic                  288,467           281,718
Weighted average shares outstanding - Diluted                297,479           289,954



                See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)


                                                                       Three Months Ended
                                                                       ------------------
                                                                   June 2,             May 27,
                                                                     2001                2000
                                                                     ----                ----
Cash Flows from Operating Activities:
 Net earnings                                                     $  30,007           $  23,364
 Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation and amortization                                  14,418               9,928
      Tax benefit from exercise of stock options                     13,113              11,470
      Deferred income taxes                                            (288)             (1,932)
      (Increase) decrease in assets:
          Merchandise inventories                                   (90,192)            (77,585)
          Prepaid expenses and other current assets                  (3,360)             (7,475)
          Other assets                                                   47                (363)
      Increase (decrease) in liabilities:
          Accounts payable                                           67,720              43,104
          Accrued expenses and other current liabilities             16,632               6,894
          Income taxes payable                                        3,264              (3,924)
          Deferred rent                                                 843                 816
                                                                  ---------           ---------
 Net cash provided by operating activities                           52,204               4,297
                                                                  ---------           ---------
Cash Flows from Investing Activities:

 Capital expenditures                                               (24,421)            (19,036)
                                                                  ---------           ---------
 Net cash used in investing activities                              (24,421)            (19,036)
                                                                  ---------           ---------
Cash Flows from Financing Activities:

 Proceeds from exercise of stock options                              8,855               7,095
                                                                  ---------           ---------
 Net cash provided by financing activities                            8,855               7,095
                                                                  ---------           ---------
 Net increase (decrease) in cash and cash equivalents                36,638              (7,644)

Cash and cash equivalents:
 Beginning of period                                                239,328             144,031
                                                                  ---------           ---------
 End of period                                                    $ 275,966           $ 136,387
                                                                  =========           =========



                See accompanying Notes to Consolidated Financial Statements.

                     BED BATH & BEYOND INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1) BASIS OF PRESENTATION

The accompanying consolidated financial statements, except for the March 3, 2001 consolidated balance sheet, have been prepared without audit. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of June 2, 2001 and March 3, 2001 and the results of their operations and their cash flows for the three months ended June 2, 2001 and May 27, 2000, respectively. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to Bed Bath & Beyond Inc.'s Annual Report for the fiscal year ended March 3, 2001 for additional disclosures, including a summary of the Company's significant accounting policies.

2) SUBSEQUENT EVENTS

In June 2001, the shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock (par value $.01 per share) from 350,000,000 shares to 900,000,000 shares, which has been affected in the accompanying consolidated financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months June 2, 2001 vs. Three Months May 27, 2000

Net sales for the first quarter ended June 2, 2001 were $575.8 million, an increase of $116.7 million or approximately 25.4% over net sales of $459.2 million for the corresponding quarter last year. Approximately 82% of the increase was attributable to new store net sales. The increase in comparable store net sales in the first quarter of 2001 was 4.4%. The increase in comparable store net sales is due to a number of factors, including but not limited to, the continued consumer acceptance of the Company's merchandise offerings and a strong focus on customer service. Approximately 55% and 45% of net sales for the first quarter were attributable to sales of domestics merchandise and home furnishings merchandise, respectively.

Gross profit for the first quarter of 2001 was $235.0 million or 40.8% of net sales, compared with $187.3 million or 40.8% of net sales during the first quarter of 2000.

Selling, general and administrative expenses ("SG&A") were $189.4 million in the first quarter of 2001 compared with $151.0 million in the same quarter last year and as a percentage of net sales were 32.9% for each period, respectively.

Interest income increased to $3.2 million for the first quarter of 2001 compared to $2.0 million for the first quarter of 2000 due to an increase in invested cash partially offset by a decrease in the weighted average investment interest rate.

The effective tax rate decreased to 38.5% for the first quarter of 2001 compared with 39.0% for the first quarter of 2000 due to a decrease in the amount provided for state and local taxes due primarily to the composition of states in which the Company currently conducts its business.


EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both existing and new markets and the expansion or replacement of existing stores with larger stores. As a result of this program, the total number of stores has increased to 322 stores at the end of the first quarter of 2001 compared with 251 stores at the end of the corresponding quarter last year. Total square footage grew to 12.5 million square feet at the end of the first quarter of 2001 from 10.1 million square feet at the end of the first quarter of last year.

During the first quarter of fiscal 2001, the Company opened eleven stores resulting in an aggregate addition of .3 million square feet to total store space. The Company anticipates opening approximately 69 additional stores and by the end of the fiscal year, aggregating approximately 2.4 million square feet of additional store space.

FINANCIAL CONDITION

Total assets at June 2, 2001 were $1.3 billion compared with $1.2 billion at March 3, 2001, an increase of $142.1 million. Of the total increase, $132.1 million represented an increase in current assets and $10.0 million represented an increase in non-current assets. The increase in current assets was primarily attributable to an increase in merchandise inventories and, to a lesser extent, an increase in cash and cash equivalents. The increase in merchandise inventories was principally the result of new store space.

Total liabilities at June 2, 2001 were $468.8 million compared with $378.7 million at March 3, 2001, an increase of $90.1 million. The increase was primarily attributable to a $67.7 million increase in accounts payable (resulting from an increase in inventories) and a $16.6 million increase in accrued expenses and other current liabilities.

Shareholders' equity was $869.0 million at June 2, 2001 compared with $817.0 million at March 3, 2001. The increase primarily reflects net earnings for the first three months of fiscal 2001 and additional paid-in capital from the exercise of stock options.

Capital expenditures for the first three months of fiscal 2001 were $24.4 million compared with $19.0 million for the corresponding period last year. The increase is primarily attributable to expenditures for furniture, fixtures and leasehold improvements for the eleven new superstores opened during the first three months as well as expenditures for infomation technology additions, compared to expenditures for furniture,fixtures and leasehold improvements for the ten new superstores opened in the same period last year and expenditures for the electronic service site.

RECENT ACCOUNTING PRONOUNCEMENTS

In the fourth quarter of fiscal 2000, the Company adopted the provisions of the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives", which provides that the value of point of sale coupons and rebates that result in a reduction of the price paid by the customer be recorded as a reduction of sales. Prior to adoption, the Company recorded its point of sale coupons and rebates in cost of sales. In connection therewith, the Company has reclassified such sales incentives as a reduction of sales in the consolidated statement of earnings for the three months ended May 27, 2000. The reclassifications were not material to the consolidated financial statements and had no impact on gross profit, operating profit or net earnings.

In the fourth quarter of fiscal 2000, the Company also adopted the provisions of EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which provides that amounts billed to a customer in a sale transaction related to shipping and handling represent revenues. Prior to adoption, the Company recorded such revenues and costs in selling, general and administrative expense. In connection therewith, the Company has reclassified such shipping and handling fees to sales and shipping and handling costs to cost of sales in the consolidated statements of earnings for the three months ended May 27, 2000. The reclassifications were not material to the consolidated financial statements and had no impact on operating profit or net earnings.

FORWARD LOOKING STATEMENTS

This Form 10-Q may contain forward looking statements. Important factors which may affect these statements are contained in the Company's Annual Report to shareholders for the fiscal year ended March 3, 2001.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting was held on June 28, 2001. At the Annual Meeting, the following items were voted upon:

      1.    Election of two directors of the Corporation.

      2. Ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ending March 2, 2002.

      3. Approval of the amendment to the Company's Certificate of Incorporation to increase the number of authorized shares.

      4. A shareholder proposal concerning diversified representation on the Board of Directors.

The results of the voting were as follows:

                           SHARES VOTED (in thousands)
                           ---------------------------

                                               Against/
Description                          For          Withheld
-----------                          ---          --------
1.  Election of the Board
     of Directors:

    Warren Eisenberg                 213,156        45,020
    Robert J. Swartz                 249,950         8,226


                                                  Against/
                                     For          Withheld         Abstentions
                                     ---          --------         -----------
2.  Appointment of Auditors:

KPMG LLP                             256,390          962                  824


                                                  Against/
                                     For          Withheld         Abstentions
3.  Amend the Company's
     Certificate of Incorporation:   231,585        25,692                 899


                                                  Against/                              Broker
                                     For          Withheld         Abstentions       Non-Votes
                                     ---          --------         -----------       ---------
4. Diversified representation
     on the Board of Directors:      61,112        163,669               6,697          26,698


Item 6.   Exhibits and Reports on Form 8-K

      (a) The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

      (b) No reports on Form 8-K were filed by the Company during the three month period ended June 2, 2001.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BED BATH & BEYOND INC.
                                             (Registrant)


Date: July 16, 2001                     By: /s/ Eugene A. Castagna
                                            ------------------------------------
                                            Eugene A. Castagna
                                            Vice President - Finance & Principal
                                            Accounting Officer

                                  EXHIBIT INDEX



Exhibit No.                        Exhibit                              Page No.
-----------                        -------                              --------

10.1                 Amended By-Laws of Bed Bath & Beyond                  13
                      (as amended through June 28, 2001)