Form 10-Q
period 2001-09-01
BED BATH & BEYOND INC
filed 2001-10-15
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 1, 2001

Commission File Number 0-20214

          BED BATH & BEYOND INC.

(Exact name of registrant as specified in its charter)

New York	11-2250488

(State of incorporation)	(I.R.S. Employer Identification No.)

650 Liberty Avenue, Union, New Jersey 07083
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (908) 688-0888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at September 1, 2001
Common Stock — $0.01 par value	290,036,611

BED BATH & BEYOND INC. AND SUBSIDIARIES

INDEX

Page No.

PART I — FINANCIAL INFORMATION

Consolidated Balance Sheets September 1, 2001 and March 3, 2001	3

Consolidated Statements of Earnings Three Months Ended and Six Months Ended September 1, 2001 and August 26, 2000	4

Consolidated Statements of Cash Flows Six Months Ended September 1, 2001 and August 26, 2000	5

Notes to Consolidated Financial Statements	6

Management’s Discussion and Analysis of Financial Condition and Results of Operations	7 - 9

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	10

Exhibit Index	11

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)

	September 1,	March 3,
	2001	2001

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$338,770	$239,328

Merchandise inventories	733,157	606,704

Prepaid expenses and other current assets	46,403	39,681

Total current assets	1,118,330	885,713

Property and equipment, net	322,706	302,656

Other assets	7,691	7,356

	$1,448,727	$1,195,725

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$296,166	$192,401

Accrued expenses and other current liabilities	156,815	128,800

Income taxes payable	31,649	31,988

Total current liabilities	484,630	353,189

Deferred rent and other liabilities	30,415	25,518

Total liabilities	515,045	378,707

Shareholders’ equity:

Preferred stock — $0.01 par value; authorized — 1,000 shares; no shares issued or outstanding	—	—

Common stock — $0.01 par value; authorized — 900,000 shares; issued and outstanding — September 1, 2001, 290,037 shares and March 3, 2001, 287,890 shares	2,900	2,879

Additional paid-in capital	213,656	180,974

Retained earnings	717,126	633,165

Total shareholders’ equity	933,682	817,018

	$1,448,727	$1,195,725

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended

	September 1,	August 26,	September 1,	August 26,
	2001	2000	2001	2000

Net sales	$713,636	$589,381	$1,289,469	$1,048,544

Cost of sales, including buying, occupancy and indirect costs	422,294	348,097	763,168	619,967

Gross profit	291,342	241,284	526,301	428,577

Selling, general and administrative expenses	206,670	171,275	396,027	322,229

Operating profit	84,672	70,009	130,274	106,348

Interest income	3,058	1,431	6,248	3,393

Earnings before provision for income taxes	87,730	71,440	136,522	109,741

Provision for income taxes	33,776	27,862	52,561	42,799

Net earnings	$53,954	$43,578	$83,961	$66,942

Net earnings per share — Basic	$0.19	$0.15	$0.29	$0.24

Net earnings per share — Diluted	$0.18	$0.15	$0.28	$0.23

Weighted average shares outstanding — Basic	289,791	282,872	289,129	282,298

Weighted average shares outstanding — Diluted	298,816	291,363	298,148	290,661

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended

	September 1,	August 26,
	2001	2000

Cash Flows from Operating Activities:

Net earnings	$83,961	$66,942

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization	29,729	20,691

Tax benefit from exercise of stock options	18,856	13,312

Deferred income taxes	(363)	(3,865)

Increase in assets:

Merchandise inventories	(126,453)	(124,169)

Prepaid expenses and other current assets	(3,112)	(2,360)

Other assets	(335)	(889)

Increase (decrease) in liabilities:

Accounts payable	103,765	69,136

Accrued expenses and other current liabilities	28,015	12,895

Income taxes payable	(339)	(1,516)

Deferred rent	1,650	1,644

Net cash provided by operating activities	135,374	51,821

Cash Flows from Investing Activities:

Capital expenditures	(49,779)	(57,466)

Net cash used in investing activities	(49,779)	(57,466)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	13,847	9,314

Net cash provided by financing activities	13,847	9,314

Net increase in cash and cash equivalents	99,442	3,669

Cash and cash equivalents:

Beginning of period	239,328	144,031

End of period	$338,770	$147,700

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1) Basis of Presentation

The accompanying consolidated financial statements, except for the March 3, 2001 consolidated balance sheet, have been prepared without audit. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of September 1, 2001 and March 3, 2001 and the results of their operations for the three months and six months ended September 1, 2001 and August 26, 2000, respectively, and their cash flows for the six months ended September 1, 2001 and August 26, 2000, respectively. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to Bed Bath & Beyond Inc.’s Annual Report for the fiscal year ended March 3, 2001 for additional disclosures, including a summary of the Company’s significant accounting policies.

2) Authorized Shares of Common Stock

In June 2001, the shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock (par value $.01 per share) from 350,000,000 shares to 900,000,000 shares.

3) Earnings per Share

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of stock options.

4) Reclassifications

Certain reclassifications have been made to the fiscal 2000 consolidated financial statements to conform to the fiscal 2001 consolidated financial statement presentation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 1, 2001 vs. Three Months Ended August 26, 2000

Net sales for the second quarter ended September 1, 2001 were $713.6 million, an increase of $124.3 million or approximately 21.1% over net sales of $589.4 million for the corresponding quarter last year. Approximately 79% of the increase was attributable to new store net sales. The increase in comparable store net sales in the second quarter of 2001 was 4.8%. The increase in comparable store net sales is due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings, a strong focus on customer service and the continued success of the Company’s advertising program. Approximately 55% and 45% of net sales for the second quarter were attributable to sales of domestics merchandise and home furnishings merchandise, respectively.

Gross profit for the second quarter of 2001 was $291.3 million or 40.8% of net sales, compared with $241.3 million or 40.9% of net sales during the second quarter of 2000.

Selling, general and administrative expenses (“SG&A”) were $206.7 million in the second quarter of 2001 compared with $171.3 million in the same quarter last year and as a percentage of net sales were 29.0% and 29.1% for each period, respectively.

Interest income increased to $3.1 million for the second quarter of 2001 compared to $1.4 million for the second quarter of 2000 due to an increase in invested cash partially offset by a decrease in the average investment interest rate.

The effective tax rate decreased to 38.5% for the second quarter of 2001 compared with 39.0% for the second quarter of 2000 due to a decrease in the amount provided for state and local taxes resulting primarily from the composition of states in which the Company currently conducts its business.

Six Months Ended September 1, 2001 vs. Six Months Ended August 26, 2000

Net sales for the six months ended September 1, 2001 were $1.3 billion, an increase of $240.9 million or approximately 23.0% over net sales of $1.0 billion for the corresponding period last year. Approximately 80% of the increase was attributable to new store net sales. The increase in comparable store net sales for the first six months of 2001 was 4.6%. The increase in comparable store net sales is due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings, a strong focus on customer service and the continued success of the Company’s advertising program.

Gross profit for the first six months of 2001 was $526.3 million or 40.8% of net sales, compared with $428.6 million or 40.9% of net sales during the same period last year.

SG&A was $396.0 million for the first six months of 2001 compared with $322.2 million for the same period last year and as a percentage of net sales were 30.7% for each period.

Interest income increased to $6.2 million for the first six months of 2001 compared to $3.4 million for the same period last year due to an increase in invested cash partially offset by a decrease in the average investment interest rate.

The effective tax rate decreased to 38.5% for the first six months of 2001 compared with 39.0% for the same period last year due to a decrease in the amount provided for state and local taxes resulting primarily from the composition of states in which the Company currently conducts its business.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both existing and new markets and the expansion or replacement of existing stores with larger stores. As a result of this program, the total number of stores has increased to 344 stores at the end of the second quarter of 2001 compared with 272 stores at the end of the corresponding quarter last year. Total square footage grew to 13.2 million square feet at the end of the second quarter of 2001 from 10.8 million square feet at the end of the second quarter of last year.

During the first six months of fiscal 2001, the Company opened 33 stores resulting in an aggregate addition of 1.0 million square feet to total store space. The Company anticipates opening approximately 47 additional stores by the end of the fiscal year, aggregating approximately 1.4 million square feet of additional store space.

Financial Condition

Total assets at September 1, 2001 were $1.4 billion compared with $1.2 billion at March 3, 2001, an increase of $253.0 million. Of the total increase, $232.6 million represented an increase in current assets and $20.4 million represented an increase in non-current assets. The increase in current assets was primarily attributable to an increase in merchandise inventories and, to a lesser extent, an increase in cash and cash equivalents. The increase in merchandise inventories was principally the result of new store space.

Total liabilities at September 1, 2001 were $515.0 million compared with $378.7 million at March 3, 2001, an increase of $136.3 million. The increase was primarily attributable to a $103.8 million increase in accounts payable (resulting from an increase in inventories) and a $28.0 million increase in accrued expenses and other current liabilities.

Shareholders’ equity was $933.7 million at September 1, 2001 compared with $817.0 million at March 3, 2001. The increase primarily reflects net earnings and additional paid-in capital from the exercise of stock options for the first six months of fiscal 2001.

Capital expenditures for the first six months of fiscal 2001 were $49.8 million compared with $57.5 million for the corresponding period last year. The decrease is primarily attributable to a decrease in leasehold improvement expenditures per square foot for the 1.0 million square feet added during the first six months of fiscal 2001 compared to the 1.0 million square feet added in the same period last year.

For fiscal 2001, the Company believes that its current operating cash flow, working capital and cash and cash equivalents on hand are sufficient to meet its obligations in the ordinary course of business including capital expenditures and new store openings.

Recent Accounting Pronouncements

In the fourth quarter of fiscal 2000, the Company adopted the provisions of the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) Issue No. 00-14, “Accounting for Certain Sales Incentives”, which provides that the value of point of sale coupons and rebates that result in a reduction of the price paid by the customer be recorded as a reduction of sales. Prior to adoption, the Company recorded its point of sale coupons and rebates in cost of sales. In connection therewith, the Company has reclassified such sales incentives as a reduction of sales in the consolidated statement of earnings for the three months and six months ended August 26, 2000. The reclassifications were not material to the consolidated financial statements and had no impact on gross profit, operating profit or net earnings.

In the fourth quarter of fiscal 2000, the Company also adopted the provisions of EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, which provides that amounts billed to a customer in a sale transaction related to shipping and handling represent revenues. Prior to adoption, the Company recorded such revenues and costs in selling, general and administrative expense. In connection therewith, the Company has reclassified such shipping and handling fees to sales and shipping and handling costs to cost of sales in the consolidated statements of earnings for the three months and six months ended August 26, 2000. The reclassifications were not material to the consolidated financial statements and had no impact on operating profit or net earnings.

Forward Looking Statements

This Form 10-Q may contain forward looking statements. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, estimate, assume, continue, project, plan, and similar words and phrases. The Company's actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors that may be outside the Company's control. Such factors include, without limitation: general economic conditions, changes in the retailing environment and consumer spending habits; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; unusual weather patterns; competition from the existing and potential competitors; competition from other channels of distribution; pricing pressures; the ability to find suitable locations at reasonable occupancy costs to support the Company's expansion program; and the cost of labor, merchandise and other costs and expenses. The Company does not undertake any obligation to update its forward-looking statements.

Item 6. Exhibits and Reports on Form 8-K

(a)	The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

(b)	No reports on Form 8-K were filed by the Company during the three month period ended September 1, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC

(Registrant)

Date: October 15, 2001	By: /s/ Eugene A. Castagna

Eugene A. Castagna

Vice President – Finance & Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Page No.

10.1	Certificate of Amendment of Certificate of Incorporation of Bed Bath & Beyond Inc.	12