Form 10-K
period 2002-03-02
BED BATH & BEYOND INC
filed 2002-05-31
CIK 886158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended March 2, 2002

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
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                        Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of May 3, 2002, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the NASDAQ National Market) was $10,067,470,417.*

The number of shares outstanding of the issuer’s common stock (par value $0.01 per share) at May 3, 2002: 291,929,613

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement dated May 22, 2002 pursuant to Regulation 14A are incorporated by reference in Part III hereof.

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended March 2, 2002 are incorporated by reference in Part II hereof.

*	For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 17,611,618 shares beneficially owned by directors and executive officers, including in the case of the Co-Chief Executive Officers trusts and foundations affiliated with them. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

PART I

         Unless otherwise indicated, the terms “Company” and “Bed Bath & Beyond” refer collectively to Bed Bath & Beyond Inc. and its subsidiaries as of March 2, 2002. The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2001 represented 52 weeks and ended on March 2, 2002; fiscal 2000 represented 53 weeks and ended on March 3, 2001; and fiscal 1999 represented 52 weeks and ended on February 26, 2000. Unless otherwise indicated, all references herein to periods of time (e.g., quarters and years) are to fiscal periods.

ITEM 1 — BUSINESS

Introduction

         Bed Bath & Beyond believes that it is the nation’s largest operator of stores selling predominantly better quality domestics merchandise and home furnishings typically found in better department stores. Bed Bath & Beyond stores are typically larger in size than other stores in its market selling similar product categories and offering a breadth and depth of selection in most of its product categories. The Company offers a wide assortment of merchandise at everyday low prices that are substantially below regular department store prices and generally comparable to or below department store sale prices. The Company’s domestics merchandise line includes items such as bed linens, bath accessories and kitchen textiles, and the Company’s home furnishings line includes items such as cookware, dinnerware, glassware and basic housewares. The Company believes that it offers a breadth and depth of selection in most of its product categories that far exceeds what is generally available in department stores or other specialty retail stores and that this enables it to offer customers the convenience of one-stop shopping for most household items.

         As of May 3, 2002, the Company operated 407 Bed Bath & Beyond stores in 44 states and one territory: Alabama (5), Arizona (5), Arkansas (2), California (45), Colorado (12), Connecticut (7), Delaware (1), Florida (35), Georgia (14), Idaho (1), Illinois (16), Indiana (8), Iowa (3), Kansas (5), Kentucky (3), Louisiana (5), Maine (2), Maryland (11), Massachusetts (9), Michigan (19), Minnesota (7), Mississippi (1), Missouri (7), Nebraska (1), Nevada (2), New Hampshire (1), New Jersey (21), New Mexico (1), New York (18), North Carolina (14), North Dakota (2), Ohio (16), Oklahoma (3), Oregon (4), Pennsylvania (20), Rhode Island (2), South Carolina (6), Tennessee (7), Texas (31), Utah (4), Vermont (1), Virginia (16), Washington (10), Wisconsin (3), and Puerto Rico (1). These stores principally range in size from 25,000 square feet to 50,000 square feet, with some exceeding 80,000 square feet, and carry the Company’s full line of both domestics merchandise and home furnishings.

History

         The Company was founded in 1971 by Leonard Feinstein and Warren Eisenberg, the Co-Chief Executive Officers of the Company. Each has more than 40 years of experience in the retail industry.

         The Company commenced operations in 1971 with the opening of two stores, one in New York and one in New Jersey. These stores sold primarily bed linens and bath accessories. In 1985, the Company introduced its first store carrying a full line of domestics merchandise and home furnishings. The Company began using the name “Bed Bath & Beyond” in 1987 in order to reflect the expanded product line offered by its stores and to distinguish its stores from conventional specialty retail stores offering only domestics merchandise or home furnishings.

         The Company has been engaged in an ongoing expansion program involving the opening of new Bed Bath & Beyond stores (including 85 in 2001, 70 in 2000, and 55 in 1999) and the expansion and relocation of existing stores (including two in 2000, and four in 1999). As a result of its expansion program, the Company’s store space has increased from approximately 917,000 square feet at the beginning of 1992 to approximately 14,724,000 square feet at the end of 2001. The Company’s expansion program is continuing, and the Company currently anticipates that in fiscal 2002 it will open approximately 88 new stores, which includes the eleven new stores opened through May 3, 2002.

Merchandising and Marketing

         The Company’s strategy for merchandising and marketing is to offer better quality merchandise at everyday low prices; to maintain a breadth and depth of selection in its product categories that far exceeds what is generally available in department stores or other specialty retail stores; to present merchandise in a distinctive manner designed to maximize customer convenience and reinforce customer perception of wide selection; and to emphasize dedication to customer service and satisfaction.

         Merchandise Selection

         The Company’s stores offer both domestics merchandise and home furnishings, which include:

         Domestics Merchandise

•	bed linens and related items: sheets, comforters, duvet covers, bedspreads, quilts, window treatments (such as curtains and valances), decorative pillows, blankets, dust ruffles, bed pillows and mattress pads.

•	bath items: towels, shower curtains and liners, waste baskets, mirrors, hampers, robes, slippers, scales, bathroom rugs, wall hardware and other bath accessories.

•	kitchen textiles: tablecloths, placemats, cloth napkins, dish towels and chair pads.

         Home Furnishings

•	kitchen and tabletop items: cookware, cutlery, kitchen gadgets, dinnerware, bakeware, flatware, drinkware, serveware, glassware, food storage containers, tea kettles, trash cans and cleaning supplies.

•	fine tabletop and giftware: formal dinnerware china, fine crystal stemware and barware, crystal giftware, metal giftware and flatware.

•	basic housewares: storage items, closet-related items (such as hangers, organizers and shoe racks), general housewares (such as brooms, garbage pails and ironing boards), lifestyle accessories (such as lamps, chairs, ready to assemble furniture, furniture covers, accent rugs, wicker, fountains and clocks) and small electric appliances (such as blenders, food processors, coffee makers, vacuums, irons, toaster ovens, hair dryers, heaters and humidifiers).

•	general home furnishings: giftwrap, candles, personal care products (such as soaps and lotions), picture frames, wall art, juvenile items (such as toys and children’s books), artificial plants and flowers and seasonal merchandise (such as summer and holiday-related items).

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

         The Company’s merchandise consists primarily of better quality merchandise typically found at better department stores. For those product lines that have brand names associated with them, the Company generally offers leading brand name merchandise (including All-Clad, American Pacific, Black & Decker, Braun, Brentwood, Brita, Calphalon, Cannon, Conair, Croscill, Cuisinart, Divatex, Fieldcrest, Gillette, Hamilton Beach, Homedics, Hoover, J.A. Henckels, KitchenAid, Krups, Laura Ashley, Martex, Mikasa, Nautica, Newell, Noritake, OXO, Pacific Coast Feather Co., Pillowtex, Portmeirion, Reed & Barton, Royal Doulton, Rubbermaid, Spode, Springs, Umbra, Villeroy & Boch, Wamsutta, Waverly and Yankee Candle). The Company believes that brand name merchandise accounts for a significant portion of its net sales.

         The Company offers a breadth and depth of product selection that enables customers to select among a wide assortment of styles, brands, colors and designs within each of the Company’s major product lines. The Company also generally maintains consistent in-stock availability of merchandise in order to reinforce customer perception of wide selection and build customer loyalty. The Company estimates that most of its stores carry in excess of 30,000 active stock-keeping units.

         Pricing Policy

         The Company’s pricing policy is to maintain everyday low prices that are substantially below regular department store prices and generally comparable to or below department store sale prices. The Company regularly monitors price levels at its competitors in order to ensure that the Company’s prices are being maintained in accordance with its pricing policy. The Company believes that the application of its everyday low price policy is essential to maintaining the integrity of this policy and is an important factor in establishing its reputation among customers.

         Because the Company has an everyday low price policy, the Company does not run sales. However, the Company uses periodic markdowns and semi-annual clearances for merchandise that it has decided to discontinue carrying. In addition, the Company’s full-color circulars and mailing pieces include a coupon, which may be redeemed at the point-of-sale. The Company also honors competitor coupons.

         Merchandise Presentation

         The Company has developed a distinctive style of merchandise presentation. In each store, groups of related product lines are presented together in separate areas of the store, creating the appearance that a Bed Bath & Beyond store is comprised of several individual specialty stores for different product lines. A “racetrack layout” that runs throughout the store facilitates moving between areas and encourages customers to shop the entire store. The Company believes that its format of merchandise presentation makes it easy for customers to locate products, reinforces customer perception of wide selection and communicates to customers that Bed Bath & Beyond stores offer a level of customer service generally associated with smaller specialty stores.

         Merchandise is displayed in each of these separate areas from floor to ceiling (generally 10 to 14 feet high) and, in addition, seasonal merchandise and impulse items are prominently displayed in the front of the store. The Company believes that its extensive merchandise selection, rather than fixturing, should be the focus of customer attention and, accordingly, typically uses simple modular fixturing throughout the store. This fixturing is designed so that it can be easily reconfigured to adapt to changes in the store’s merchandise mix and presentation. The Company believes that its floor to ceiling displays create an exciting and attractive shopping environment that encourages impulse purchases of additional items.

         Customer Service

         The Company places great emphasis on customer service and satisfaction and, over the past 30 years, has made this a defining feature of its corporate culture. All managers provide leadership by example in this area by regularly spending time assisting customers on the selling floor. The Company believes that its success in the area of customer service is evidenced by its ability to rely primarily on “word of mouth advertising”.

         The Company seeks to make shopping at its stores as pleasant and convenient as possible. Each area within a store is staffed with knowledgeable sales personnel who are available to assist customers in choosing merchandise, to answer questions and to resolve any issues that may arise. In order to make checking out convenient, checkout lines are continually monitored and additional cashiers are added as necessary in order to minimize waiting time. Returning merchandise is simplified through a return policy that permits customers to return most items without presenting a sales receipt. Most Bed Bath & Beyond stores are open seven days (and six evenings) a week in order to enable customers to shop at times that are convenient for them.

         The Company launched its website, www.bedbathandbeyond.com, in 1999. The website offers a broad range of online services and features, including online shopping and gift registry. The Company believes that its E-Service efforts have been well received by its customers.

         Advertising

         In general, the Company relies on “word of mouth advertising” and on its reputation for offering a wide assortment of quality merchandise at everyday low prices, supplemented by the use of paid advertising. The Company uses full-color circulars and mailing pieces as its primary vehicles of paid advertising. Also, to support the opening of new stores, the Company uses “grand opening” full-color circulars and newspaper advertising. The Company believes that its ability to rely primarily on “word of mouth advertising” will continue and that its limited use of paid advertising permits it to spend less on advertising than a number of its competitors.

         Expansion

         The Company is engaged in an ongoing expansion program involving the opening of new stores in both existing and new markets and the expansion or relocation of existing stores with larger stores. As a result of this program, the total number of stores has increased from 34 at the beginning of fiscal 1992 to 396 at the end of fiscal 2001, and the total square footage of store space has increased from approximately 917,000 square feet at the beginning of fiscal 1992 to approximately 14,724,000 square feet at the end of fiscal 2001. During 2001, the Company opened 85 new stores, which resulted in the addition of approximately 2,520,000 square feet of store space.

         The table below sets forth information concerning the Company’s expansion program for the periods indicated:

			Store Space		Number of Stores

	Relocated	New	Beginning	End	Beginning	End
Year	Stores (1)	Stores (2)	of Year	of Year	of Year	of Year

(in square feet)
1992	5	4	917,000	1,128,000	34	38

1993	4	9	1,128,000	1,512,000	38	45

1994	4	16	1,512,000	2,339,000	45	61

1995	2	19	2,339,000	3,214,000	61	80

1996	2	28	3,214,000	4,347,000	80	108

1997	3	33	4,347,000	5,767,000	108	141

1998	3	45	5,767,000	7,688,000	141	186

1999	4	55	7,688,000	9,815,000	186	241

2000	2	70	9,815,000	12,204,000	241	311

2001	0	85	12,204,000	14,724,000	311	396
(1)	A relocated store is an existing store that was either expanded or relocated to a new store in the same area.

(2)	Excludes any new store that replaced an existing store in the same area.

         The Company intends to continue its expansion program and believes that the continued growth of the Company is dependent, in large part, on the success of this program. As part of its expansion program, the Company expects to open new stores and, in addition, expects to expand existing stores as opportunities arise.

         The Company expects to open new stores in new and existing markets. In determining where to open new stores, the Company evaluates a number of factors, including the availability of prime real estate and demographic information (such as data relating to income and education levels, age and occupation). The Company believes that because it does not use central distribution centers, and since it relies on paid advertising to only a limited extent, it has the flexibility to enter a new market with only one or two stores. The Company will consider opening additional stores in that market after the stores have been proven successful.

         From the end of fiscal 2001 through May 3, 2002, the Company has opened eleven stores which are located in: Encino and Monrovia, California; Grand Junction, Colorado; Manchester, Connecticut; Cumming, Georgia; Woodbury, Minnesota; Mount Olive, New Jersey; Onslow, North Carolina; Eastgate, Ohio; Erie, Pennsylvania; and Lynchburg, Virginia. During the balance of 2002, the Company currently anticipates that it will open approximately 77 additional stores.

         The Company has built its management structure with a view towards its expansion and believes that, as a result, the Company has the management depth necessary to support its anticipated expansion program. Each of the Company’s area managers typically supervises up to three stores and district managers typically supervise four to ten stores.

Store Operations

         Merchandising

         The Company maintains its own central buying group, comprising of three Vice President — General Merchandising Managers, as well as a large staff of divisional merchandising managers, buyers and assistant buyers. Merchandising activities are overseen by the Chief Merchandising Officer and Senior Vice President. The merchandise mix for each store is initially selected by the central buying group, in consultation with store managers and other local store personnel. The central buying group is generally responsible for the procurement of merchandise, including: selecting the merchandise, ordering the initial inventory required upon the opening of each store, ordering the first shipment of any new product line that may be subsequently added to a store’s merchandise mix and ordering seasonal merchandise.

         After a store is opened, local store personnel are primarily responsible for monitoring inventory levels and reordering merchandise as required. In addition, local store personnel are encouraged to monitor local sales trends and market conditions and tailor the merchandise mix as appropriate to respond to changing trends and conditions. The Company believes that its policy of having the reordering function performed at the local store level, rather than centrally, and having local store personnel determine the appropriate quantity to reorder, encourages entrepreneurship at the store level. In addition, this better ensures that in-stock availability will be maintained in accordance with the specific requirements of each store. The factors taken into account in selecting the merchandise mix for a particular store include store size and configuration and local market conditions such as climate and demographics.

         The Company purchases its merchandise from more than 3,100 suppliers. In 2001, the Company’s largest supplier accounted for approximately 6% of the Company’s merchandise purchases and the Company’s 10 largest suppliers accounted for approximately 26% of such purchases. The Company purchases substantially all of its merchandise in the United States, the majority from domestic manufacturers and the balance from importers. The Company purchases a small amount of its merchandise directly from overseas sources. The Company has no long-term contracts for the purchase of merchandise. The Company believes that most merchandise, other than brand name goods, is available from a variety of sources and that most brand name goods can be replaced with comparable merchandise.

         Warehousing

         Merchandise is shipped to each store from the Company’s vendors, making it unnecessary for the Company to maintain central distribution centers. As a result of the floor to ceiling displays used by the Company, a substantial amount of merchandise is displayed on the sales floor of each store at all times. Additional merchandise not displayed on the sales floor is stored in warehouse space within or near the store (with an estimated 10% to 15% of the store space dedicated to warehouse and receiving space). In the case of a few stores, merchandise is also stored at nearby supplemental storage space leased by the Company. At present, the warehouse space included in the Company’s stores provides approximately 87% of the Company’s warehouse space requirements and such nearby supplemental storage space provides the balance.

         Management

         The Company encourages responsiveness and entrepreneurship at the store level by providing its managers with a relatively high degree of autonomy relating to operations and merchandising. This is reflected in the Company’s policy of having reordering conducted at the store level, as well as in the Company’s policy of encouraging managers to tailor the merchandise mix of each store in response to local sales trends and market conditions.

         In general, stores are staffed with two assistant managers, one operating manager, and three to six department managers who all report to a store manager, who in turn is supervised by an area or district manager. Area and district managers report to one of several regional managers or directly to one of five regional Vice Presidents of Stores, who in turn report to the Senior Vice President — Stores. Decisions relating to pricing and advertising for all stores are made centrally in the Company’s Procurement Office, and certain store support functions (such as finance and information technology) are performed centrally in the Company’s Corporate Office.

         Training

         The Company places great emphasis on the training of store level management. All entry-level management personnel are generally required to work in various departments of the store to acquire an overall understanding of store operations. In addition, all associates receive formalized training, including sales techniques and product knowledge, through the Bed Bath & Beyond University program.

         The Company’s policy is to generally build its management organization from within. Each of the Company’s area, district and regional managers was recruited from the ranks of the Company’s store managers and each of the Company’s store managers joined the Company in an entry-level position. The Company believes that its policy of promoting from within, as well as the opportunities for advancement generated by its ongoing expansion program, serve as an incentive to persons to seek and retain employment with the Company resulting in low turnover among its managers.

Employees

         As of March 2, 2002, the Company employed approximately 19,000 persons, of whom approximately 11,000 were full-time employees and approximately 8,000 were part-time employees. None of the Company’s Bed Bath & Beyond employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are excellent and that the labor turnover rate among its management employees is lower than that experienced within the industry.

Seasonality

         The Company’s Bed Bath & Beyond stores exhibit less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December, and generally lower in February and March.

Competition

         The market for domestics merchandise and home furnishings is fragmented and highly competitive. While the Company believes it is the preeminent marketer in its segment of the home goods industry, it competes directly with a small number of chains of stores selling domestics merchandise and home furnishings. In addition, the Company competes with many different types of retail stores that sell many or most of the products sold by the Company. Such competitors include: (i) better department stores, which often carry many of the same product lines as the Company but do not typically have the same depth or breadth of product selection, (ii) specialty stores (such as specialty linens or housewares retailers), which often have a depth of product selection but typically carry only a limited portion of the product lines carried by the Company, and (iii) discount and mass merchandise stores. In addition, the Company competes to a more limited extent with factory outlet stores that typically offer limited quantities or limited lines of better quality merchandise at discount prices.

         The Company believes that it is the largest operator of stores selling predominantly better quality domestics merchandise and home furnishings typically found in better department stores, and that it is well positioned to compete successfully in its markets as measured by several factors, including pricing, breadth and quality of product selection, in-stock availability of merchandise, effective merchandise presentation, customer service and store locations.

         The visibility of the Company has encouraged competitors to imitate the Company’s format and methods. Other retail chains continue to introduce new store concepts that include many of the product lines carried by the Company. There can be no assurance that the operation of store competitors, including those companies operating stores similar to those of Bed Bath & Beyond, will not have a material effect on the Company.

Trade Names and Service Marks

         The Company uses its nationally recognized “Bed Bath & Beyond” name and logo and its “Beyond any store of its kind” tag line as service marks in connection with retail services. The Company has registered these marks and others with the United States Patent and Trademark Office. The Company also has registered or has applications pending with the trademark registries of several foreign countries. Management believes that its name recognition and service marks are an important element of the Company’s merchandising strategy.

Harmon Stores, Inc.

         On March 5, 2002, the Company consummated the acquisition of Harmon Stores, Inc., a health and beauty care retailer. As of May 3, 2002, the Company operated 28 Harmon stores in 3 states: Connecticut (1), New Jersey (22), and New York (5). These stores are primarily located in strip centers and principally range in size from 5,000 square feet to 8,700 square feet.

         Harmon sells a broad variety of merchandise, primarily including health and beauty products and cosmetics. The chain competes with drug store chains, discount and mass merchandise stores, and supermarkets, among others. The Company believes the acquisition will not have a material effect on its consolidated results of operations or financial condition in fiscal 2002.

Executive Officers of the Registrant

         The following table sets forth the name, age and business experience of the Executive Officers of the Registrant:

Name	Age	Positions

Warren Eisenberg	71	Co-Chairman, Co-Chief Executive Officer and Director

Leonard Feinstein	65	Co-Chairman, Co-Chief Executive Officer and Director

Steven H. Temares	43	President, Chief Operating Officer and Director

Ronald Curwin	72	Chief Financial Officer and Treasurer

Arthur Stark	47	Chief Merchandising Officer and Senior Vice President

Matthew Fiorilli	45	Senior Vice President — Stores

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

         Mr. Temares joined the Company in 1992. Mr. Temares has been President and Chief Operating Officer of the Company since January 1999. Prior to 1999, Mr. Temares served as Executive Vice President — Chief Operating Officer from 1997 to 1999 and previously was Director of Real Estate and General Counsel.

         Mr. Curwin, a certified public accountant, joined the Company in 1994 as Chief Financial Officer and Treasurer.

         Mr. Stark joined the Company in 1977. Mr. Stark has been Chief Merchandising Officer and Senior Vice President since January 1999. Prior to 1999, Mr. Stark was Vice President — Merchandising from 1998 until 1999, Director of Store Operations — Western Region from 1994 until 1998.

         Mr. Fiorilli joined the Company in 1973. Mr. Fiorilli has been Senior Vice President — Stores since January 1999. Prior to 1999, Mr. Fiorilli was Vice President — Stores from 1998 until 1999, Director of Store Operations — Eastern Region from 1994 until 1998.

         The Company’s executive officers are elected by the Board of Directors for one-year terms and serve at the discretion of the Board of Directors. No family relationships exist between any of the executive officers or directors of the Company.

ITEM 2 — PROPERTIES

         The Company’s 407 Bed Bath & Beyond stores are located in 44 states and one territory, principally in suburban areas of medium and large-sized cities. These stores are situated in strip and power strip shopping centers, as well as in major off-price and conventional malls, and free standing buildings. The Company’s stores range in size from 7,000 to 103,000 square feet, but are predominantly between 25,000 square feet and 50,000 square feet in major markets. Approximately 85% to 90% of store space is used for selling areas and the balance for warehouse, receiving and office space.

         The table below sets forth the number of stores located in each state and one territory as of May 3, 2002:

	Number of		Number of
State	Stores	State	Stores

Alabama	5	Nebraska	1

Arizona	5	Nevada	2

Arkansas	2	New Hampshire	1

California	45	New Jersey	21

Colorado	12	New Mexico	1

Connecticut	7	New York	18

Delaware	1	North Carolina	14

Florida	35	North Dakota	2

Georgia	14	Ohio	16

Idaho	1	Oklahoma	3

Illinois	16	Oregon	4

Indiana	8	Pennsylvania	20

Iowa	3	Rhode Island	2

Kansas	5	South Carolina	6

Kentucky	3	Tennessee	7

Louisiana	5	Texas	31

Maine	2	Utah	4

Maryland	11	Vermont	1

Massachusetts	9	Virginia	16

Michigan	19	Washington	10

Minnesota	7	Wisconsin	3

Mississippi	1

Missouri	7	Puerto Rico	1

         The Company currently leases most of its existing stores. The leases provide for original lease terms that generally range from five to fifteen years and certain leases provide for renewal options that range from five to fifteen years, often at increased rents. Certain leases provide for scheduled rent increases (which, in the case of fixed increases, the Company accounts for on a straight-line basis over the noncancelable lease term) and/or for contingent rent (based upon store sales exceeding stipulated amounts).

         The Company also leases merchandise storage space in nine locations totaling approximately 286,000 square feet. This space is used to supplement the warehouse facilities in the Company’s stores in proximity to these locations. One of these locations also provides fulfillment for the Company’s E-Service activities. See Item 1 “Business — Store Operations — Warehousing.”

         The Company’s Corporate Office is located in 131,000 square feet of office space in Union, New Jersey, and the Company’s Procurement Office is located in 80,000 square feet of office space in Farmingdale, New York. The Company plans to lease additional office space at both of these locations.

ITEM 3 — LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended March 2, 2002.

PART II

ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The following table sets forth the high and low reported closing prices of the Company’s common stock on the NASDAQ National Market System for the periods indicated.

	High	Low

Fiscal 2000 :

1st Quarter	$21.81	$11.38

2nd Quarter	20.19	16.38

3rd Quarter	26.44	17.44

4th Quarter	27.06	20.17

Fiscal 2001 :

1st Quarter	$31.73	$23.19

2nd Quarter	33.03	28.28

3rd Quarter	33.58	20.38

4th Quarter	35.22	30.90

Fiscal 2002 :

1st Quarter (through May 3, 2002)	$37.17	$31.45

         The common stock is quoted through the NASDAQ National Market System under the symbol BBBY. On May 3, 2002, there were approximately 698 shareholders of record of the common stock (without including individual participants in nominee security position listings). On May 3, 2002, the last reported sale price of the common stock was $36.70.

         For the foreseeable future, the Company intends to retain all earnings for use in the operation and expansion of its business and, accordingly, the Company currently has no plans to pay dividends on its common stock. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and requirements, business conditions and other factors. See Item 8 — Financial Statements and Supplementary Data.

ITEM 6 — SELECTED FINANCIAL DATA

         The information required by this item is included in the registrant’s Annual Report to Shareholders for the fiscal year ended March 2, 2002 on the inside front cover and on page 1 and is incorporated herein by reference.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is included in the registrant’s Annual Report to Shareholders for the fiscal year ended March 2, 2002 on pages 3 through 5 and is incorporated herein by reference.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company is adverse to principal loss and seeks to preserve its invested funds by limiting market risk. The Company’s investment securities consist of fixed rate instruments. The Company’s investments include cash and cash equivalents of $429.5 million and investment securities of $51.9 million at a weighted average interest rate as of March 2, 2002 of 1.91% and 3.21%, respectively.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this item are included in the registrant’s Annual Report to Shareholders for the fiscal year ended March 2, 2002 on pages 6 through 15 and are incorporated herein by reference. These financial statements are indexed under Item 14(a)(1).

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

         The Executive Officers of the Registrant information required by Part III, Item 10 — Directors and Executive Officers of the Registrant is included in this document; all other information required by Part III (Item 10 — Directors and Executive Officers of the Registrant, Item 11 — Executive Compensation, Item 12 — Security Ownership of Certain Beneficial Owners and Management, and Item 13 — Certain Relationships and Related Transactions) is incorporated herein by reference from the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 27, 2002 filed with the Commission pursuant to Regulation 14A. The Compensation Report of the Board of Directors, the Stock Price Performance Graph and the Audit Committee Report included in such Proxy Statement shall not be deemed incorporated herein by reference.

PART IV

ITEM 14 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements

The following financial statements and reports are incorporated by reference to pages 6 through 15 of the Company’s Annual Report to Shareholders for the fiscal year ended March 2, 2002:

Consolidated Balance Sheets as of March 2, 2002 and March 3, 2001.

Consolidated Statements of Earnings for the fiscal years ended March 2, 2002, March 3, 2001 and February 26, 2000.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 2, 2002, March 3, 2001 and February 26, 2000.

Consolidated Statements of Cash Flows for the fiscal years ended March 2, 2002, March 3, 2001 and February 26, 2000.

Notes to Consolidated Financial Statements

Independent Auditors’ Report

(a)(2)	Financial Statement Schedule

Schedule 1 — The Supplementary Income Statement schedule is included in this report.

Independent Auditors’ Consent on Schedule.

(a)(3)	Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

(b)	No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year covered by this report.

SCHEDULE 1

Bed Bath & Beyond Inc. and Subsidiaries
Supplementary Income Statement Schedule
(in thousands)

	Fiscal Year Ended

	March 2,	March 3,	February 26,
	2002	2001	2000

Item

Advertising Costs	$46,090	$36,961	$28,176

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.

By: /s/ Warren Eisenberg Warren Eisenberg Co-Chairman, Co-Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Warren Eisenberg Warren Eisenberg	Co-Chairman, Co-Chief Executive Officer and Director	May 31, 2002

/s/ Leonard Feinstein Leonard Feinstein	Co-Chairman, Co-Chief Executive Officer and Director	May 31, 2002

/s/ Steven H. Temares Steven H. Temares	President, Chief Operating Officer and Director	May 31, 2002

/s/ Eugene A. Castagna Eugene A. Castagna	Vice President — Finance (Principal Financial and Accounting Officer)	May 31, 2002

/s/ Dean S. Adler Dean S. Adler	Director	May 31, 2002

/s/ Klaus Eppler Klaus Eppler	Director	May 31, 2002

/s/ Robert S. Kaplan Robert S. Kaplan	Director	May 31, 2002

/s/ Victoria A. Morrison Victoria A. Morrison	Director	May 31, 2002

Independent Auditor’s Report on Schedule

To the Board of Directors and Shareholders of Bed Bath & Beyond Inc.:

Under the date of March 2, 2002, we reported on the balance sheets of Bed Bath & Beyond Inc. and subsidiaries as of March 2, 2002 and March 3, 2001, and the related consolidated statement of earnings, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended March 2, 2002, as contained in the Company’s Annual Report to Shareholders for the fiscal year ended March 2, 2002. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report and Form 10-K for the fiscal year ended March 2, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule listed in Part IV, Item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ KPMG LLP
New York, New York
March 29, 2002

EXHIBIT INDEX

Unless otherwise indicated, exhibits are incorporated by reference to the correspondingly numbered exhibits to the Company’s Registration Statement on Form S-1 (Commission File No. 33-47250)

Exhibit
No.	Exhibit

3.1	Restated Certificate of Incorporation

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended August 25, 1996)

3.3	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

3.4	Certificate of Change of Bed Bath & Beyond Inc. under Section 805-A of the Business Corporation Law (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

3.5	Amended and Restated By-laws, as amended through June 26, 1997 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

3.6	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-K for the year ended February 27, 1999)

3.7	Amended By-Laws of Bed Bath & Beyond Inc. (As amended through December 17, 1998) (incorporated by reference to Exhibit 3.7 to the Company’s Form 10-K for the year ended February 27, 1999)

3.8	Amended By-Laws of Bed Bath & Beyond Inc. (As amended through September 22, 1999) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 28, 1999)

3.9	Amended By-Laws of the Company as amended through June 28, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 2, 2001)

3.10	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 1, 2001)

10.1*	Agreement Concerning “Split Dollar” Life Insurance Plan, dated May 9, 1994, among the Company, Jay D. Waxenberg, as trustee of the Warren Eisenberg Life Insurance Trust, Warren Eisenberg and Maxine Eisenberg (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended February 27, 1994)

10.2*	Agreement Concerning “Split Dollar” Life Insurance Plan, dated May 9, 1994, among the Company, Jay D. Waxenberg, as trustee of the Leonard Joseph Feinstein Life Insurance Trust, Leonard Joseph Feinstein and Susan Feinstein (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended February 27, 1994)

10.3*	Agreement Concerning “Split Dollar” Life Insurance Plan, dated June 16, 1995, among the Company, Jay D. Waxenberg, as trustee of the Warren Eisenberg Life Insurance Trust, Warren Eisenberg and Maxine Eisenberg (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended February 27, 1994)

10.4*	Agreement Concerning “Split Dollar” Life Insurance Plan, dated June 16, 1995, among the Company, Jay D. Waxenberg, as trustee of the Leonard Joseph Feinstein Life Insurance Trust, Leonard Joseph Feinstein and Susan Feinstein (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended February 27, 1994)

10.5*	Stock Option Agreement between the Company and Warren Eisenberg, dated as of August 26, 1997 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

10.6*	Stock Option Agreement between the Company and Leonard Feinstein, dated as of August 26, 1997 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

Exhibit
No.	Exhibit

10.7*	Company’s 1992 Stock Option Plan, as amended through August 26, 1997 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

10.8*	Company’s 1996 Stock Option Plan, as amended through August 26, 1997 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

10.9*	Employment Agreement between the Company and Steven H. Temares (dated as of December 1, 1994) (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended February 28, 1998)

10.10*	Form of Employment Agreement between the Company and certain executives (including all of the executive officers of the Company other than the Co-Chief Executive Officers, the Chief Operating Officer and the Chief Financial Officer) (dated as of December 1, 1994) (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended February 28, 1998)

10.11*	Company’s 1998 Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 30, 1998)

10.12*	Stock Option Agreement between the Company and Warren Eisenberg, dated as of August 13, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 27, 1999)

10.13*	Stock Option Agreement between the Company and Leonard Feinstein, dated as of August 13, 1999 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 27, 1999)

10.14*	Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 27, 1999)

10.15*	Company’s 2000 Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2000 which is incorporated by reference to Exhibit A to the Registrant’s Proxy Statement dated May 22, 2000)

Exhibit
No.	Exhibit

10.16*	Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2000)

10.17*	Company’s 2001 Stock Option Plan (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended March 3, 2001)

10.18* **	Amended and Restated Employment Agreement between the Company and Warren Eisenberg, dated as of April 3, 2002.

10.19* **	Amended and Restated Employment Agreement between the Company and Leonard Feinstein, dated as of April 3, 2002.

13**	Company’s 2001 Annual Report, certain portions of which have been incorporated by reference herein

21**	Subsidiaries of the Company Commission File No. 33-1

23**	Independent Auditors’ Consent

*	This is a management contract or compensatory plan or arrangement.

**	Filed herewith.