Form 10-Q
period 2002-06-01
BED BATH & BEYOND INC
filed 2002-07-12
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 1, 2002

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

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at June 1, 2002

Common Stock - $0.01 par value	292,067,802

BED BATH & BEYOND INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands, except per share data) (unaudited)
BED BATH & BEYOND INC. AND SUBSIDIARIES Consolidated Statements of Earnings (in thousands, except per share data) (unaudited)
BED BATH & BEYOND INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands, unaudited)
BED BATH & BEYOND INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
EX-10.1: AMENDED STOCK OPTION AGREEMENT

BED BATH & BEYOND INC. AND SUBSIDIARIES

INDEX

Page No.

PART I — FINANCIAL INFORMATION

Consolidated Balance Sheets June 1, 2002 and March 2, 2002	3

Consolidated Statements of Earnings Three Months Ended June 1, 2002 and June 2, 2001	4

Consolidated Statements of Cash Flows Three Months Ended June 1, 2002 and June 2, 2001	5

Notes to Consolidated Financial Statements	6

Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-10

PART II- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 6. Exhibits and Reports on Form 8-K	12

Exhibit Index	13

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	June 1,	March 2,
	2002	2002

Assets

Current assets:

Cash and cash equivalents	$380,435	$429,496

Merchandise inventories	850,041	753,972

Other current assets	50,935	43,249

Total current assets	1,281,411	1,226,717

Investment securities	146,673	51,909

Property and equipment, net	357,914	361,741

Other assets	23,951	7,150

	$1,809,949	$1,647,517

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$329,317	$270,917

Accrued expenses and other current liabilities	225,813	190,923

Income taxes payable	58,327	49,438

Total current liabilities	613,457	511,278

Deferred rent and other liabilities	45,232	41,889

Total liabilities	658,689	553,167

Shareholders’ equity:

Preferred stock — $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock — $0.01 par value;

authorized - 900,000 shares; issued and outstanding – June 1, 2002, 292,068 shares and March 2, 2002, 291,441 shares	2,921	2,914

Additional paid-in capital	249,276	238,672

Retained earnings	899,063	852,764

Total shareholders’ equity	1,151,260	1,094,350

	$1,809,949	$1,647,517

         See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three Months Ended

	June 1,	June 2,
	2002	2001

Net sales	$776,798	$575,833

Cost of sales	458,436	340,874

Gross profit	318,362	234,959

Selling, general and administrative expenses	245,661	189,357

Operating profit	72,701	45,602

Interest income	2,582	3,190

Earnings before provision for income taxes	75,283	48,792

Provision for income taxes	28,984	18,785

Net earnings	$46,299	$30,007

Net earnings per share — Basic	$.16	$.10

Net earnings per share — Diluted	$.15	$.10

Weighted average shares outstanding — Basic	291,726	288,467

Weighted average shares outstanding — Diluted	300,674	297,479

         See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended

	June 1,	June 2,
	2002	2001

Cash Flows from Operating Activities:

Net earnings	$46,299	$30,007

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization	17,195	14,418

Tax benefit from exercise of stock options	6,947	13,113

Deferred income taxes	(3,177)	(288)

(Increase) decrease in assets, net of effect of acquisition:

Merchandise inventories	(80,159)	(90,192)

Other current assets	(3,961)	(3,360)

Other assets	(1)	47

Increase in liabilities, net of effect of acquisition:

Accounts payable	52,496	67,720

Accrued expenses and other current liabilities	30,771	16,632

Income taxes payable	7,139	3,264

Deferred rent and other liabilities	4,218	843

Net cash provided by operating activities	77,767	52,204

Cash Flows from Investing Activities:

Purchase of investment securities	(94,764)	—

Acquisition, net of cash acquired	(24,097)	—

Capital expenditures	(11,631)	(24,421)

Net cash used in investing activities	(130,492)	(24,421)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	3,664	8,855

Net cash provided by financing activities	3,664	8,855

Net (decrease) increase in cash and cash equivalents	(49,061)	36,638

Cash and cash equivalents:

Beginning of period	429,496	239,328

End of period	$380,435	$275,966

         See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1) Basis of Presentation

The accompanying consolidated financial statements, except for the March 2, 2002 consolidated balance sheet, have been prepared without audit. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of June 1, 2002 and March 2, 2002 and the results of their operations and their cash flows for the three months ended June 1, 2002 and June 2, 2001, respectively. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to Bed Bath & Beyond Inc.’s Annual Report for the fiscal year ended March 2, 2002 for additional disclosures, including a summary of the Company’s significant accounting policies.

2) Earnings Per Share

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of stock options.

3) Investment Securities

Investment securities at June 1, 2002 consist of U.S. Government Agency debt securities. Because the Company has the ability and intent to hold the securities until maturity, it classifies its securities as held-to-maturity. These investment securities are recorded at amortized cost, adjusted for the amortization of premiums.

Premiums are amortized over the life of the related held-to-maturity securities as an adjustment to interest using the effective interest method. Interest income is recognized when earned.

4) Acquisition

On March 5, 2002, the Company consummated the all cash acquisition of Harmon Stores, Inc. (“Harmon”), a health and beauty care retailer operating 28 stores, for $24.1 million, net of cash acquired. The Company believes the acquisition will not have a material effect on its consolidated results of operations or financial condition in fiscal 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Results of Operations

Three Months Ended June 1, 2002 vs. Three Months Ended June 2, 2001

Net sales for the first quarter ended June 1, 2002 were $776.8 million, an increase of $201.0 million or approximately 34.9% over net sales of $575.8 million for the corresponding quarter last year. Approximately 60% of the increase was attributable to new store net sales. The increase in comparable store net sales in the first quarter of 2002 was 13.2%. The increase in comparable store net sales is due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings, a strong focus on customer service and the continued success of the Company’s advertising program. Approximately 55% and 45% of net sales for the first quarter were attributable to sales of domestics merchandise and home furnishings, respectively.

Gross profit for the first quarter of 2002 was $318.4 million or 41.0% of net sales, compared with $235.0 million or 40.8% of net sales during the first quarter of 2001. The increase in gross profit as a percentage of net sales was primarily attributable to a different mix of sales during the first quarter of 2002 compared to the first quarter of 2001.

Selling, general and administrative expenses (“SG&A”) were $245.7 million in the first quarter of 2002 compared with $189.4 million in the same quarter last year and as a percentage of net sales were 31.6% and 32.9%, respectively. The decrease in SG&A as a percentage of net sales was primarily attributed to a relative decrease in occupancy costs and payroll and payroll related items.

As a result of the foregoing, operating profit increased to $72.7 million, compared with the $45.6 million during the first quarter of 2001.

Interest income decreased to $2.6 million for the first quarter of 2002 compared to $3.2 million for the first quarter of 2001 due to a decrease in the average investment rate partially offset by an increase in invested cash.

The effective tax rate was 38.5% for both the first quarter of 2002 and 2001 due to the weighted average effective tax rate remaining consistent in the states in which the Company currently conducts its business.

As a result of the factors described above, net earnings increased to $46.3 million, compared with $30.0 million in the first quarter of 2001.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores with larger stores. As a result of this program, the total number of Bed Bath & Beyond stores has increased to 409 stores at the end of the first quarter of 2002 compared with 322 Bed Bath & Beyond stores at the end of the corresponding quarter last year. Additionally, the Company operates 28 Harmon stores as a result of the recent acquisition described below. Total square footage of Bed Bath & Beyond stores grew to 15.1 million square feet at the end of the first quarter of 2002 from 12.5 million square feet at the end of the first quarter of last year.

During the first quarter of fiscal 2002, the Company opened thirteen Bed Bath & Beyond stores resulting in an aggregate addition of 0.4 million square feet to total store space. The Company anticipates opening approximately 75 additional Bed Bath & Beyond stores by the end of the fiscal year, aggregating approximately 2.5 million square feet of additional store space.

Financial Condition

Total assets at June 1, 2002 were approximately $1.8 billion compared with approximately $1.6 billion at March 2, 2002, an increase of $162.4 million. Of the total increase, $54.7 million represented an increase in current assets and $107.7 million represented an increase in non-current assets. The increase in current assets was primarily attributable to an increase in merchandise inventories offset by a decrease in cash and cash equivalents primarily due to the purchase of $94.8 million in investment securities. These securities have a maturity between one and two years and are classified as long-term assets. The increase in merchandise inventories was principally the result of new store space. In non-current assets, the increase in investment securities was primarily attributable to the purchase of the $94.8 million in investment securities and the increase in other assets was primarily attributable to the goodwill related to the Harmon acquisition.

Total liabilities at June 1, 2002 were $658.7 million compared with $553.2 million at March 2, 2002, an increase of $105.5 million. The increase was primarily attributable to a $58.4 million increase in accounts payable (resulting from an increase in inventories) and a $34.9 million increase in accrued expenses and other current liabilities due to the continued expansion of the Company.

Shareholders’ equity was $1.2 billion at June 1, 2002 compared with $1.1 billion at March 2, 2002. The increase primarily reflects net earnings for the first three months of fiscal 2002 and additional paid-in capital from the exercise of stock options.

Capital expenditures for the first three months of fiscal 2002 were $11.6 million compared with $24.4 million for the corresponding period last year. The decrease was primarily attributable to the timing of information technology and leasehold improvement expenditures during the first three months.

For fiscal 2002, the Company believes that its current operating cash flow, working capital, and cash and cash equivalents on hand are sufficient to meet its obligations in the ordinary course of business including capital expenditures and new store openings.

Recent Accounting Pronouncements

In the first quarter of fiscal 2002, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “ Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed

Of,” while retaining many of the fundamental provisions covered by that statement. SFAS No. 144 differs fundamentally from SFAS No. 121 in that goodwill and other intangible assets, that are not amortized, are excluded from the scope of SFAS No. 144. SFAS No. 144 also expands the scope of discontinued operations to include more types of disposal transactions. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements.

Additionally, in the first quarter of 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 discontinued the amortization of goodwill and other intangible assets with indefinite useful lives and requires periodic goodwill impairment testing. Consequently, the Company will not amortize any goodwill recognized as a result of the Harmon acquisition described below and will perform impairment testing as required. The Company does not believe that the adoption of SFAS No. 142 will have a material impact on the Company’s consolidated financial statements.

Acquisition

On March 5, 2002, the Company consummated the all cash acquisition of Harmon Stores, Inc., a health and beauty care retailer, for $24.1 million, net of cash acquired. The Company believes the acquisition will not have a material effect on its consolidated results of operations or financial condition in fiscal 2002.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In particular, as further described below, judgment is used in areas such as the provision for sales returns, inventory valuation using the retail inventory method, impairment of assets and accruals for self insurance, litigation and store relocations and closings. Actual results could differ from these estimates.

Sales Returns: Sales returns, which are reserved for based on historical experience, are provided for in the period that the related sales are recorded.

Inventory Valuation: Merchandise inventories are stated at the lower of cost or market, using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. At any one time, inventories include items that have been marked down to the Company’s best estimate of their fair market value.

Impairment of Assets: The Company periodically reviews long-lived assets for impairment by comparing the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss would be recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the present value of the estimated net cash flows. The Company does not believe that any material impairment currently exists related to its long-lived assets.

Self Insurance: The Company is self insured for various insurance programs. Self insurance liabilities are based on estimates of claims incurred that are to be paid in the future.

Litigation: The Company records an estimated liability related to various claims and legal actions arising in the ordinary course of business which is based on available information and assistance from outside counsel, where appropriate. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and may revise its estimates.

Store Opening, Expansion, Relocation and Closing Costs: Store opening and expansion costs are charged to earnings as incurred. Costs related to store relocations and closings are provided for in the period in which management approves the relocation or closing of a store.

Forward Looking Statements

This Form 10-Q may contain forward-looking statements. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, estimate, assume, continue, project, plan, and similar words and phrases. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors that may be outside the Company’s control. Such factors include, without limitation: general economic conditions, changes in the retailing environment and consumer spending habits, demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; unusual weather patterns; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the ability to find suitable locations at reasonable occupancy costs to support the Company’s expansion program; and the cost of labor, merchandise and other costs and expenses. The Company does not undertake any obligation to update its forward-looking statements.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting was held on June 27, 2002. At the Annual Meeting, the following items were voted upon:

1.	Election of four directors of the Corporation.

2.	Ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ending March 1, 2003.

3.	A shareholder proposal.

The results of the voting were as follows:

	SHARES VOTED (in thousands)

		Against/
Description	For	Withheld

1. Election of the Board of Directors:

Leonard Feinstein	198,776	53,362

Robert S. Kaplan	243,026	9,112

Dean S. Adler	240,212	11,926

Victoria A. Morrison	240,212	11,926

		Against/
	For	Withheld	Abstentions

2. Appointment of Auditors:

KPMG LLP	237,484	13,700	954

		Against/		Broker
	For	Withheld	Abstentions	Non-Votes

3. Shareholder Proposal	55,157	154,826	11,368	30,787

Item 6. Exhibits and Reports on Form 8-K

(a)	The exhibit to this report is listed on the Exhibit Index included elsewhere herein.

(b)	No reports on Form 8-K were filed by the Company during the three month period ended June 1, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC. (Registrant)

Date: July 12, 2002	By:	/s/ Eugene A. Castagna

Eugene A. Castagna Vice President – Finance & Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Page No.

10.1	Amended Stock Option Agreement Dated as of March 15, 2002	14 -15