Form 10-Q
period 2002-08-31
BED BATH & BEYOND INC
filed 2002-10-11
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

Commission File Number 0-20214

BED BATH & BEYOND INC.

(Exact name of registrant as specified in its charter)

New York (State of incorporation)	11-2250488 (I.R.S. Employer Identification No.)

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

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 31, 2002

Common Stock — $0.01 par value	292,600,820

BED BATH & BEYOND INC. AND SUBSIDIARIES

INDEX

Page No.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets August 31, 2002 and March 2, 2002	3

Consolidated Statements of Earnings Three Months Ended and Six Months Ended August 31, 2002 and September 1, 2001	4

Consolidated Statements of Cash Flows Six Months Ended August 31, 2002 and September 1, 2001	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7 – 11

Item 4. Controls and Procedures	12

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	12

Signatures	12

Certifications	13 - 16

Exhibit Index	17

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	August 31,	March 2,
	2002	2002

Assets

Current assets:

Cash and cash equivalents	$333,626	$429,496

Short term investment securities	100,000	—

Merchandise inventories	859,891	753,972

Other current assets	54,011	43,249

Total current assets	1,347,528	1,226,717

Long term investment securities	126,426	51,909

Property and equipment, net	381,761	361,741

Other assets	23,944	7,150

	$1,879,659	$1,647,517

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$311,604	$270,917

Accrued expenses and other current liabilities	233,065	190,923

Income taxes payable	49,791	49,438

Total current liabilities	594,460	511,278

Deferred rent and other liabilities	47,481	41,889

Total liabilities	641,941	553,167

Shareholders’ equity:

Preferred stock — $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock — $0.01 par value; authorized - 900,000 shares; issued and outstanding - August 31, 2002, 292,601 shares and March 2, 2002, 291,441 shares	2,926	2,914

Additional paid-in capital	260,270	238,672

Retained earnings	974,522	852,764

Total shareholders’ equity	1,237,718	1,094,350

	$1,879,659	$1,647,517

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended

	August 31,	September 1,	August 31,	September 1,
	2002	2001	2002	2001

Net sales	$903,044	$713,636	$1,679,842	$1,289,469

Cost of sales	532,709	422,294	991,145	763,168

Gross profit	370,335	291,342	688,697	526,301

Selling, general and administrative expenses	250,648	206,670	496,309	396,027

Operating profit	119,687	84,672	192,388	130,274

Interest income	3,010	3,058	5,592	6,248

Earnings before provision for income taxes	122,697	87,730	197,980	136,522

Provision for income taxes	47,238	33,776	76,222	52,561

Net earnings	$75,459	$53,954	$121,758	$83,961

Net earnings per share — Basic	$0.26	$0.19	$0.42	$0.29

Net earnings per share — Diluted	$0.25	$0.18	$0.40	$0.28

Weighted average shares outstanding — Basic	292,441	289,791	292,083	289,129

Weighted average shares outstanding — Diluted	300,737	298,816	300,705	298,148

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended

	August 31,	September 1,
	2002	2001

Cash Flows from Operating Activities:

Net earnings	$121,758	$83,961

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization	39,319	29,729

Tax benefit from exercise of stock options	11,973	18,856

Deferred income taxes	(6,355)	(363)

(Increase) decrease in assets, net of effect of acquisition:

Merchandise inventories	(90,009)	(126,453)

Other current assets	(4,734)	(3,112)

Other assets	6	(335)

Increase (decrease) in liabilities, net of effect of acquisition:

Accounts payable	34,783	103,765

Accrued expenses and other current liabilities	38,023	28,015

Income taxes payable	(1,397)	(339)

Deferred rent and other liabilities	7,342	1,650

Net cash provided by operating activities	150,709	135,374

Cash Flows from Investing Activities:

Purchase of short term investment securities	(100,000)	—

Purchase of long term investment securities	(144,517)	—

Redemption of long term investment securities	70,000	—

Acquisition, net of cash acquired	(24,097)	—

Capital expenditures	(57,602)	(49,779)

Net cash used in investing activities	(256,216)	(49,779)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	9,637	13,847

Net cash provided by financing activities	9,637	13,847

Net (decrease) increase in cash and cash equivalents	(95,870)	99,442

Cash and cash equivalents:

Beginning of period	429,496	239,328

End of period	$333,626	$338,770

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1) Basis of Presentation

The accompanying consolidated financial statements, except for the March 2, 2002 consolidated balance sheet, have been prepared without audit. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of August 31, 2002 and March 2, 2002 and the results of their operations for the three months and six months ended August 31, 2002 and September 1, 2001, respectively, and their cash flows for the six months ended August 31, 2002 and September 1, 2001, respectively. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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

3) Investment Securities

Investment securities at August 31, 2002 consist of U.S. Government Agency debt securities. Because the Company has the ability and intent to hold the securities until maturity, it classifies its securities as held-to-maturity. These investment securities are recorded at amortized cost, adjusted for the amortization of premiums where applicable.

Premiums are amortized over the life of the related held-to-maturity securities as an adjustment to interest using the effective interest method. Interest income is recognized when earned.

4) Acquisition

On March 5, 2002, the Company consummated the all cash acquisition of Harmon Stores, Inc. (“Harmon”), a health and beauty care retailer, for $24.1 million, net of cash acquired. The Company believes the acquisition will not have a material effect on its consolidated results of operations or financial condition in fiscal 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended August 31, 2002 vs. Three Months Ended September 1, 2001

Net sales for the second quarter ended August 31, 2002 were $903.0 million, an increase of $189.4 million or approximately 26.5% over net sales of $713.6 million for the corresponding quarter last year. Approximately 69% of the increase was attributable to new store sales. The increase in comparable store sales in the second quarter of 2002 was 8.0%. The increase in comparable store sales is due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings, a strong focus on customer service and the continued success of the Company’s advertising program. Approximately 56% and 44% of sales for the second quarter were attributable to sales of domestics merchandise and home furnishings, respectively.

Gross profit for the second quarter of 2002 was $370.3 million or 41.0% of net sales, compared with $291.3 million or 40.8% of net sales during the second quarter of 2001. The increase in gross profit as a percentage of net sales was primarily attributable to an improved markup on the mix of product purchased partially offset by a relative increase in markdowns recorded during the second quarter of 2002 compared to the second quarter of 2001.

Selling, general and administrative expenses (“SG&A”) were $250.6 million in the second quarter of 2002 compared with $206.7 million in the same quarter last year and as a percentage of net sales were 27.8% and 29.0%, respectively. The decrease in SG&A as a percentage of net sales was primarily attributed to a relative decrease in occupancy costs and costs associated with new store openings, partially offset by a relative increase in payroll and payroll related items.

As a result of the foregoing, operating profit increased to $119.7 million, compared with the $84.7 million during the second quarter of 2001.

Interest income decreased to $3.0 million for the second quarter of 2002 compared to $3.1 million for the second quarter of 2001 due to a decrease in the average investment interest rate partially offset by an increase in invested cash.

The effective tax rate was 38.5% for both the second quarter of 2002 and 2001 due to the weighted average effective tax rate remaining consistent in the states in which the Company currently conducts its business.

As a result of the factors described above, net earnings increased to $75.5 million, compared with $54.0 million in the second quarter of 2001.

Six Months Ended August 31, 2002 vs. Six Months Ended September 1, 2001

Net sales for the six months ended August 31, 2002 were $1.7 billion, an increase of $390.4 million or approximately 30.3% over net sales of $1.3 billion for the corresponding period last year. Approximately 64% of the increase was attributable to new store sales. The increase in comparable store sales for the first six months of 2002 was 10.4%. The increase in comparable store sales is due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings, a strong focus on customer service and the continued success of the Company’s advertising program.

Gross profit for the first six months of 2002 was $688.7 million or 41.0% of net sales, compared with $526.3 million or 40.8% of net sales during the same period last year. The increase in gross profit as a percentage of net sales was primarily attributable to an improved markup on the mix of product purchased partially offset by a relative increase in markdowns recorded during the first six months of 2002 compared to the first six months of 2001.

SG&A was $496.3 million for the first six months of 2002 compared with $396.0 million for the same period last year and as a percentage of net sales were 29.5% and 30.7%, respectively. The decrease in SG&A as a percentage of net sales was primarily attributed to a relative decrease in occupancy costs and costs associated with new store openings, partially offset by an increase in payroll and payroll related items.

As a result of the foregoing, operating profit increased to $192.4 million, compared with the $130.3 million for the first six months of 2001.

Interest income decreased to $5.6 million for the first six months of 2002 compared to $6.2 million for the same period last year due to a decrease in the average investment interest rate partially offset by an increase in invested cash.

The effective tax rate was 38.5% for the first six months of both 2002 and 2001 due to the weighted average effective tax rate remaining consistent in the states in which the Company currently conducts its business.

As a result of the factors described above, net earnings increased to $121.8 million, compared with $84.0 million for the first six months of 2001.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores with larger stores. As a result of this program, the total number of Bed Bath & Beyond stores has increased to 433 stores at the end of the second quarter of 2002 compared with 344 Bed Bath & Beyond stores at the end of the corresponding quarter last year. Additionally, the Company operates 28 Harmon stores as a result of a recent acquisition. Total square footage of Bed Bath & Beyond stores grew to 15.8 million square feet at the end of the second quarter of 2002 from 13.2 million square feet at the end of the second quarter of last year.

During the first six months of fiscal 2002, the Company opened 37 Bed Bath & Beyond stores resulting in an aggregate addition of 1.0 million square feet to total store space. The Company anticipates opening approximately 51 additional Bed Bath & Beyond stores by the end of the fiscal year, aggregating approximately 1.5 million square feet of additional store space.

Financial Condition

Total assets at August 31, 2002 were approximately $1.9 billion compared with approximately $1.6 billion at March 2, 2002, an increase of $232.1 million. Of the total increase, $120.8 million represented an increase in current assets and $111.3 million represented an increase in non-current assets.

The increase in current assets was primarily attributable to a $105.9 million increase in merchandise inventories and a $100.0 million increase in short term investment securities, partially offset by a $95.9 million decrease in cash and cash equivalents. The decrease in cash and cash equivalents was primarily attributable to the investment in short term and long term government agency securities. The increase in merchandise inventories was principally the result of new store space.

The increase in non-current assets was primarily attributable to the $74.5 million increase in long term investment securities, the $20.0 million increase in net property and equipment and the $16.8 million increase in other assets, primarily attributable to goodwill related to the Harmon acquisition.

Total liabilities at August 31, 2002 were $641.9 million compared with $553.2 million at March 2, 2002, an increase of $88.8 million. The increase was primarily attributable to a $40.7 million increase in accounts payable (resulting from an increase in inventories) and a $42.1 million increase in accrued expenses and other current liabilities due to the continued expansion of the Company.

Shareholders’ equity was $1.2 billion at August 31, 2002 compared with $1.1 billion at March 2, 2002. The increase primarily reflects net earnings for the first six months of fiscal 2002 and additional paid-in capital from the exercise of stock options.

Capital expenditures for the first six months of fiscal 2002 were $57.6 million compared with $49.8 million for the corresponding period last year. The increase was primarily attributable to the timing of leasehold improvement expenditures during the first six months.

For fiscal 2002, the Company believes that its current operating cash flow, working capital, and cash and cash equivalents on hand are sufficient to meet its obligations in the ordinary course of business including capital expenditures and new store openings.

Recent Accounting Pronouncements

In June, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. The Company is required to adopt the provisions of SFAS No. 146 for any exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS No. 146 will have a material impact on the Company’s consolidated financial statements.

In the first quarter of fiscal 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” while retaining many of the fundamental provisions covered by that statement. SFAS No. 144 differs fundamentally from SFAS No. 121 in that goodwill and other intangible assets, that are not amortized, are excluded from the scope of SFAS No. 144. SFAS No. 144 also expands the scope of discontinued operations to include more types of disposal transactions. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements.

Additionally, in the first quarter of 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 discontinued the amortization of goodwill and other intangible assets with indefinite useful lives and requires periodic goodwill impairment testing. Consequently, the Company will not amortize any goodwill recognized as a result of the Harmon acquisition described below and will perform impairment testing annually as of the Company’s fiscal year end date. The adoption of SFAS No. 142 did not have a material impact on the Company’s consolidated financial statements.

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

Litigation: The Company records an estimated liability related to various claims and legal actions arising in the ordinary course of business which is based on available information and advice from outside counsel, where appropriate. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and may revise its estimates.

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s Co-Principal Executive Officers and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report (the “Effective Date”). Based on that evaluation, the Co-Principal Executive Officers and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

Item 6. Exhibits and Reports on Form 8-K

(a)	The exhibit to this report is listed on the Exhibit Index included elsewhere herein.

(b)	Report on Form 8-K:

The Company filed a report dated August 12, 2002, in which each of the Co-Principal Executive Officers of Bed Bath & Beyond Inc., Warren Eisenberg and Leonard Feinstein, and the Company’s Principal Financial Officer, Eugene A. Castagna, submitted to the Securities and Exchange Commission (the “Commission”) sworn statements pursuant to Commission Order No. 4-460 dated August 7, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: October 11, 2002	By:	/s/ Eugene A. Castagna

Eugene A. Castagna Vice President – Finance and Principal Accounting Officer

CERTIFICATION

I, Warren Eisenberg, Co-Principal Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bed Bath & Beyond Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002	/s/ Warren Eisenberg
Warren Eisenberg
Co-Chairman and
Co-Chief Executive Officer

CERTIFICATION

I, Leonard Feinstein, Co-Principal Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bed Bath & Beyond Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002	/s/ Leonard Feinstein
Leonard Feinstein
Co-Chairman and
Co-Chief Executive Officer

CERTIFICATION

I, Eugene A. Castagna, Principal Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bed Bath & Beyond Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002	/s/ Eugene A. Castagna
Eugene A. Castagna
Vice President – Finance and
Assistant Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit	Page No.

10.1	Amended Stock Option Agreement Dated as of June 3, 2002	18-19