Form 10-Q
period 2002-11-30
BED BATH & BEYOND INC
filed 2003-01-14
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

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

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 30, 2002

Common Stock — $0.01 par value	294,041,708

BED BATH & BEYOND INC. AND SUBSIDIARIES

INDEX

Page No.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets November 30, 2002 and March 2, 2002	3
Consolidated Statements of Earnings Three Months Ended and Nine Months Ended November 30, 2002 and December 1, 2001	4
Consolidated Statements of Cash Flows Nine Months Ended November 30, 2002 and December 1, 2001	5
Notes to Consolidated Financial Statements	6 – 7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 – 12
Item 4. Controls and Procedures	13
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	13
Signatures	13
Certifications	14 – 17

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	November 30,	March 2,
	2002	2002

Assets
Current assets:
Cash and cash equivalents	$293,031	$429,496
Short term investment securities	150,000	—
Merchandise inventories	989,074	753,972
Other current assets	73,621	43,249

Total current assets	1,505,726	1,226,717

Long term investment securities	149,180	51,909
Property and equipment, net	428,876	361,741
Other assets	23,755	7,150

	$2,107,537	$1,647,517

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$427,324	$270,917
Accrued expenses and other current liabilities	249,393	190,923
Income taxes payable	42,329	49,438

Total current liabilities	719,046	511,278

Deferred rent and other liabilities	48,999	41,889

Total liabilities	768,045	553,167

Shareholders’ equity:
Preferred stock — $0.01 par value; authorized – 1,000 shares; no shares issued or outstanding	—	—
Common stock — $0.01 par value; authorized – 900,000 shares; issued and outstanding – November 30, 2002, 294,042 shares and March 2, 2002, 291,441 shares	2,940	2,914
Additional paid-in capital	286,918	238,672
Retained earnings	1,049,634	852,764

Total shareholders’ equity	1,339,492	1,094,350

	$2,107,537	$1,647,517

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended

	November 30,	December 1,	November 30,	December 1,
	2002	2001	2002	2001

Net sales	$936,030	$759,438	$2,615,872	$2,048,907
Cost of sales	549,806	448,408	1,540,951	1,211,576

Gross profit	386,224	311,030	1,074,921	837,331
Selling, general and administrative expenses	266,996	227,281	763,305	623,308

Operating profit	119,228	83,749	311,616	214,023
Interest income	2,905	2,371	8,497	8,619

Earnings before provision for income taxes	122,133	86,120	320,113	222,642
Provision for income taxes	47,021	33,156	123,243	85,717

Net earnings	$75,112	$52,964	$196,870	$136,925

Net earnings per share – Basic	$.26	$.18	$.67	$.47
Net earnings per share – Diluted	$.25	$.18	$.65	$.46
Weighted average shares outstanding – Basic	293,307	290,188	292,491	289,482
Weighted average shares outstanding – Diluted	301,345	298,365	300,918	298,219

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended

	November 30,	December 1,
	2002	2001

Cash Flows from Operating Activities:
Net earnings	$196,870	$136,925
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57,066	45,687
Tax benefit from exercise of stock options	26,945	22,156
Deferred income taxes	(9,533)	(760)
(Increase) decrease in assets, net of effect of acquisition:
Merchandise inventories	(219,192)	(242,534)
Other current assets	(22,041)	(7,915)
Other assets	195	(526)
Increase (decrease) in liabilities, net of effect of acquisition:
Accounts payable	150,503	153,863
Accrued expenses and other current liabilities	54,351	55,359
Income taxes payable	(8,859)	(2,845)
Deferred rent and other liabilities	9,735	2,433

Net cash provided by operating activities	236,040	161,843

Cash Flows from Investing Activities:
Purchase of short term investment securities	(150,000)	—
Purchase of long term investment securities	(167,271)	—
Redemption of long term investment securities	70,000	—
Acquisition, net of cash acquired	(24,097)	—
Capital expenditures	(122,464)	(96,545)

Net cash used in investing activities	(393,832)	(96,545)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	21,327	16,706

Net cash provided by financing activities	21,327	16,706

Net (decrease) increase in cash and cash equivalents	(136,465)	82,004
Cash and cash equivalents:
Beginning of period	429,496	239,328

End of period	$293,031	$321,332

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1)	Basis of Presentation

The accompanying consolidated financial statements, except for the March 2, 2002 consolidated balance sheet, have been prepared without audit. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of November 30, 2002 and March 2, 2002 and the results of their operations for the three months and nine months ended November 30, 2002 and December 1, 2001, respectively, and their cash flows for the nine months ended November 30, 2002 and December 1, 2001, respectively. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Investment securities at November 30, 2002 consist of U.S. Government Agency debt securities. Because the Company has the ability and intent to hold the securities until maturity, it classifies its securities as held-to-maturity. These investment securities are recorded at amortized cost, adjusted for the amortization of premiums where applicable.

Premiums are amortized over the life of the related held-to-maturity securities as an adjustment to interest using the effective interest method. Interest income is recognized when earned.

4)	Acquisition

On March 5, 2002, the Company consummated the all cash acquisition of Harmon Stores, Inc. (“Harmon”), a health and beauty care retailer, for $24.1 million, net of cash acquired. The acquisition did not have a material effect on the consolidated results of operations or financial condition as of, and for the three and nine month period ended November 30, 2002.

5)	Supplemental Cash Flow Information

The Company paid income taxes of $115.4 million and $67.4 million in the first nine months of fiscal 2002 and 2001, respectively.

6)	Recently Adopted Accounting Pronouncements

In the first quarter of fiscal 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” while retaining many of the fundamental provisions covered by that statement. SFAS No. 144 differs fundamentally from SFAS No. 121 in that goodwill and other intangible assets, that are not amortized, are excluded from the scope of SFAS No. 144. SFAS No. 144 also expands the scope of discontinued operations to include more types of disposal transactions. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements.

Additionally, in the first quarter of 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 discontinued the amortization of goodwill and other intangible assets with indefinite useful lives and requires periodic goodwill impairment testing. Consequently, the Company did not amortize any goodwill recognized as a result of the acquisition of Harmon and will perform impairment testing annually as of the Company’s fiscal year end date. The adoption of SFAS No. 142 did not have a material impact on the Company’s consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended November 30, 2002 vs. Three Months Ended December 1, 2001

Net sales for the third quarter ended November 30, 2002 were $936.0 million, an increase of $176.6 million or approximately 23.3% over net sales of $759.4 million for the corresponding quarter last year. Approximately 67% of the increase was attributable to new store sales. The increase in comparable store sales in the third quarter of 2002 was 8.0%. The increase in comparable store sales is due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings, a strong focus on customer service and the continued success of the Company’s advertising program. Approximately 54% and 46% of sales for the third quarter were attributable to sales of domestics merchandise and home furnishings, respectively.

Gross profit for the third quarter of 2002 was $386.2 million or 41.3% of net sales, compared with $311.0 million or 41.0% of net sales during the third quarter of 2001. The increase in gross profit as a percentage of net sales was primarily attributable to an improved markup on the mix of product purchased, partially offset by a relative increase in markdowns recorded during the third quarter of 2002 compared to the third quarter of 2001.

Selling, general and administrative expenses (“SG&A”) were $267.0 million in the third quarter of 2002 compared with $227.3 million in the same quarter last year and as a percentage of net sales were 28.5% and 29.9%, respectively. The decrease in SG&A as a percentage of net sales was primarily attributed to a relative decrease in costs associated with new store openings, occupancy costs and payroll and payroll related items.

As a result of the foregoing, operating profit increased to $119.2 million, compared with the $83.7 million during the third quarter of 2001.

Interest income was $2.9 million for the third quarter of 2002 compared to $2.4 million for the third quarter of 2001 due to an increase in invested cash partially offset by a decrease in the average investment interest rate.

The effective tax rate was 38.5% for both the third quarter of 2002 and 2001 due to the weighted average effective tax rate remaining consistent in the states in which the Company currently conducts its business.

As a result of the factors described above, net earnings increased to $75.1 million, compared with $53.0 million in the third quarter of 2001.

Nine Months Ended November 30, 2002 vs. Nine Months Ended December 1, 2001

Net sales for the nine months ended November 30, 2002 were $2.6 billion, an increase of $567.0 million or approximately 27.7% over net sales of $2.0 billion for the corresponding period last year. Approximately 65% of the increase was attributable to new store sales. The increase in comparable store sales for the first nine months of 2002 was 9.5%. The increase in comparable store sales is due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings, a strong focus on customer service and the continued success of the Company’s advertising program.

Gross profit for the first nine months of 2002 was $1.1 billion or 41.1% of net sales, compared with $837.3 million or 40.9% of net sales during the same period last year. The increase in gross profit as a percentage of net sales was primarily attributable to an improved markup on the mix of product purchased and a different mix of sales, partially offset by a relative increase in markdowns recorded during the first nine months of 2002 compared to the first nine months of 2001.

SG&A was $763.3 million for the first nine months of 2002 compared with $623.3 million for the same period last year and as a percentage of net sales were 29.2% and 30.4%, respectively. The decrease in SG&A as a percentage of net sales was primarily attributed to a relative decrease in occupancy costs and costs associated with new store openings.

As a result of the foregoing, operating profit increased to $311.6 million, compared with the $214.0 million for the first nine months of 2001.

Interest income was $8.5 million for the first nine months of 2002 compared to $8.6 million for the same period last year due to a decrease in the average investment interest rate partially offset by an increase in invested cash.

The effective tax rate was 38.5% for the first nine months of both 2002 and 2001 due to the weighted average effective tax rate remaining consistent in the states in which the Company currently conducts its business.

As a result of the factors described above, net earnings increased to $196.9 million, compared with $136.9 million for the first nine months of 2001.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores. As a result of this program, the total number of Bed Bath & Beyond stores has increased to 489 stores at the end of the third quarter of 2002, compared with 390 Bed Bath & Beyond stores at the end of the corresponding quarter last year, and 29 Harmon stores. Total square footage of Bed Bath & Beyond stores grew to 17,246,000 square feet at the end of the third quarter of 2002 from 14,533,000 square feet at the end of the third quarter of last year.

During the first nine months of fiscal 2002, the Company opened 92 and relocated two Bed Bath & Beyond stores, resulting in an aggregate addition of 2,522,000 square feet to total store space. The Company anticipates opening 3 additional Bed Bath & Beyond stores by the end of the fiscal year, for a total of 95 Bed Bath & Beyond stores opened in all of fiscal 2002, aggregating 2,539,000 square feet of additional store space. One of the stores relocated in the first nine months of fiscal 2002 will discontinue operations at its prior location during the fiscal fourth quarter. The Company also opened one Harmon store.

Financial Condition

Total assets at November 30, 2002 were approximately $2.1 billion compared with approximately $1.6 billion at March 2, 2002, an increase of $460.0 million. Of the total increase, $279.0 million represented an increase in current assets and $181.0 million represented an increase in non-current assets.

The increase in current assets was primarily attributable to a $235.1 million increase in merchandise inventories, which was principally the result of new store space and a $150.0 million increase in short term investment securities, partially offset by a $136.5 million decrease in cash and cash equivalents. The decrease in cash and cash equivalents was primarily attributable to the investment in short term and long term government agency securities.

The increase in non-current assets was primarily attributable to the $97.3 million increase in long term investment securities, the $67.1 million increase in net property and equipment and the $16.6 million increase in other assets, primarily attributable to goodwill related to the Harmon acquisition.

Total liabilities at November 30, 2002 were $768.0 million compared with $553.2 million at March 2, 2002, an increase of $214.9 million. The increase was primarily attributable to a $156.4 million increase in accounts payable (resulting from an increase in inventories) and a $58.5 million increase in accrued expenses and other current liabilities due to the continued expansion of the Company.

Shareholders’ equity was $1.3 billion at November 30, 2002 compared with $1.1 billion at March 2, 2002. The increase primarily reflects net earnings for the first nine months of fiscal 2002 and additional paid-in capital from the exercise of stock options.

Capital expenditures for the first nine months of fiscal 2002 were $122.5 million compared with $96.5 million for the corresponding period last year. The increase was primarily attributable to expenditures for furniture, fixtures and leasehold improvements for the 92 new stores opened and two stores relocated during the first nine months of fiscal 2002, compared to expenditures for furniture, fixtures and leasehold improvements for the 79 new stores opened in the same period last year.

For fiscal 2002, the Company believes that its current operating cash flow, working capital, and cash and cash equivalents on hand are sufficient to meet its obligations in the ordinary course of business including capital expenditures and new store openings.

Recent Accounting Pronouncements

SFAS No. 143, “Accounting for Asset Retirement Obligations,” will be effective for fiscal years beginning after June 15, 2002 (March 2, 2003 for the Company). The standard requires entities to record the fair value of a liability for an asset retirement obligation. The Company does not believe that the adoption of SFAS No. 143 will have a material impact on the Company’s consolidated financial statements.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred. The Company is required to adopt the provisions of SFAS No. 146 for any exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS No. 146 will have a material impact on the Company’s consolidated financial statements.

Acquisition

On March 5, 2002, the Company consummated the all cash acquisition of Harmon, a health and beauty care retailer, for $24.1 million, net of cash acquired. The acquisition did not have a material effect on the consolidated results of operations or financial condition as of, and for the three and nine month period ended November 30, 2002.

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s Co-Principal Executive Officers and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report (the “Evaluation Date”). Based on that evaluation, the Co-Principal Executive Officers and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

Item 6. Exhibits and Reports on Form 8-K

(a)	There are no exhibits filed with this report.

(b)	Report on Form 8-K:

The Company filed a report dated October 11, 2002, in which each of the Co-Principal Executive Officers of Bed Bath & Beyond Inc., Warren Eisenberg and Leonard Feinstein, and the Company’s Principal Financial Officer, Eugene A. Castagna, submitted to the Securities and Exchange Commission (the “Commission”) sworn statements pursuant to Section 906 of the Sarbanes – Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC. (Registrant)

Date: January 14, 2003	By:	/s/ Eugene A. Castagna

Eugene A. Castagna Vice President – Finance and Principal Accounting Officer

CERTIFICATION

I, Warren Eisenberg, Co-Principal Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bed Bath & Beyond Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003	/s/ Warren Eisenberg

Warren Eisenberg Co-Chairman and Co-Chief Executive Officer

CERTIFICATION

I, Leonard Feinstein, Co-Principal Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bed Bath & Beyond Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003	/s/ Leonard Feinstein

Leonard Feinstein Co-Chairman and Co-Chief Executive Officer

CERTIFICATION

I, Eugene A. Castagna, Principal Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bed Bath & Beyond Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003	/s/ Eugene A. Castagna

Eugene A. Castagna Vice President – Finance and Assistant Treasurer