Form 10-K
period 2003-03-01
BED BATH & BEYOND INC
filed 2003-05-29
CIK 886158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended March 1, 2003

Commission File Number 0-20214

BED BATH & BEYOND INC.

(Exact name of registrant as specified in its charter)

New York (State of incorporation)	11-2250488 (IRS Employer Identification No.)

650 Liberty Avenue, Union, New Jersey      07083

(Address of principal executive offices)      (Zip Code)

Registrant’s telephone number, including area code: 908/688-0888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (par value $ 0.01 per share)

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    Yes  [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                    [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act).             Yes  [X]  No  [  ]

As of May 2, 2003, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the NASDAQ National Market) was $11,069,674,349.*

The number of shares outstanding of the issuer’s common stock (par value $0.01 per share) at May 2, 2003: 295,277,660.

The number of shares outstanding of the issuer’s common stock (par value $0.01 per share) at second quarter ended August 31, 2002: 292,600,820.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement dated May 23, 2003 pursuant to Regulation 14A are incorporated by reference in Part III hereof.

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended March 1, 2003 are incorporated by reference in Part II hereof.

*	For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 18,189,441 shares beneficially owned by directors and executive officers, including in the case of the Co-Chairmen trusts and foundations affiliated with them. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

PART I

     Unless otherwise indicated, the term “Company” refers collectively to Bed Bath & Beyond Inc. and its subsidiaries as of March 1, 2003. The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2002 and 2001 represented 52 weeks and ended on March 1, 2003 and March 2, 2002, respectively; and fiscal 2000 represented 53 weeks and ended on March 3, 2001. Unless otherwise indicated, all references herein to periods of time (e.g., quarters and years) are to fiscal periods.

ITEM 1 - BUSINESS

Introduction

          Bed Bath & Beyond Inc. and subsidiaries, excluding Harmon Stores, Inc. (“BBB”) believes that it is the nation’s largest operator of stores selling predominantly better quality domestics merchandise and home furnishings typically found in better department stores. BBB stores are typically larger in size than other stores in its market selling similar product categories and offering a breadth and depth of selection in most of its product categories. BBB offers a wide assortment of merchandise at everyday low prices that are substantially below regular department store prices and generally comparable to or below department store sale prices. BBB’s domestics merchandise line includes items such as bed linens, bath accessories and kitchen textiles, and BBB’s home furnishings line includes items such as cookware, dinnerware, glassware and basic housewares. BBB believes that it offers a breadth and depth of selection in most of its product categories that exceeds what is generally available in department stores or other specialty retail stores and that this enables it to offer customers the convenience of one-stop shopping for most household items.

          As of May 2, 2003, BBB operated 497 stores in 44 states and one territory: Alabama (6), Arizona (6), Arkansas (3), California (58), Colorado (13), Connecticut (8), Delaware (1), Florida (44), Georgia (19), Idaho (2), Illinois (20), Indiana (9), Iowa (5), Kansas (5), Kentucky (4), Louisiana (7), Maine (2), Maryland (12), Massachusetts (10), Michigan (23), Minnesota (8), Mississippi (1), Missouri (8), Nebraska (1), Nevada (4), New Hampshire (2), New Jersey (23), New Mexico (2), New York (26), North Carolina (15), North Dakota (2), Ohio (17), Oklahoma (4), Oregon (6), Pennsylvania (21), Rhode Island (3), South Carolina (7), Tennessee (11), Texas (39), Utah (5), Vermont (1), Virginia (16), Washington (12), Wisconsin (5), and Puerto Rico (1). These stores principally range in size from 20,000 square feet to 50,000 square feet, with some exceeding 80,000 square feet, and carry BBB’s full line of both domestics merchandise and home furnishings.

          On March 5, 2002, the Company acquired Harmon Stores, Inc. (“Harmon”). Harmon is a health and beauty care retailer. As of May 2, 2003, the Company operated 29 Harmon stores.

History

          The Company was founded in 1971 by Leonard Feinstein and Warren Eisenberg, the Co-Chairmen of the Company. Each has more than 40 years of experience in the retail industry.

          The Company commenced operations in 1971 with the opening of two stores, one in New York and one in New Jersey. These stores sold primarily bed linens and bath accessories. In 1985, the Company introduced its first store carrying a full line of domestics merchandise and home furnishings. The Company began using the name “Bed Bath & Beyond” in 1987 in order to reflect the expanded product line offered by its stores and to distinguish its stores from conventional specialty retail stores offering only domestics merchandise or home furnishings. In 2002, the Company entered the deep discount health and beauty care market with the acquisition of Harmon.

          The Company has been engaged in an ongoing expansion program involving the opening of new BBB stores (including 95 in 2002, 85 in 2001, and 70 in 2000), the expansion and relocation of existing BBB stores

(including two in 2002, and two in 2000). As a result of its expansion program, BBB’s store space has increased from approximately 917,000 square feet at the beginning of 1992 to approximately 17,255,000 square feet at the end of 2002. The Company’s expansion program is continuing, and the Company currently anticipates that in fiscal 2003 it will open between 80 and 90 new BBB stores, which includes the seven new BBB stores opened through May 2, 2003.

Merchandising and Marketing

          BBB’s strategy for merchandising and marketing is to offer better quality merchandise at everyday low prices; to maintain a breadth and depth of selection in its product categories that exceeds what is generally available in department stores or other specialty retail stores; to present merchandise in a distinctive manner designed to maximize customer convenience and reinforce customer perception of wide selection; and to emphasize dedication to customer service and satisfaction.

          BBB stores primarily offer domestics merchandise and home furnishings, which include:

          Domestics Merchandise

•	bed linens and related items: sheets, comforters, duvet covers, bedspreads, quilts, window treatments (such as curtains and valances), decorative pillows, blankets, dust ruffles, bed pillows and mattress pads.

•	bath items: towels, shower curtains and liners, waste baskets, mirrors, hampers, robes, slippers, scales, bathroom rugs, wall hardware and other bath accessories.

•	kitchen textiles: tablecloths, placemats, cloth napkins, dish towels and chair pads.

          Home Furnishings

•	kitchen and tabletop items: cookware, cutlery, kitchen gadgets, dinnerware, bakeware, flatware, drinkware, serveware, glassware, food storage containers, tea kettles, trash cans and cleaning supplies.

•	fine tabletop and giftware: formal dinnerware china, fine crystal stemware and barware, crystal giftware, metal giftware and flatware.

•	basic housewares: storage items, closet-related items (such as hangers, organizers and shoe racks), general housewares (such as brooms, garbage pails and ironing boards), lifestyle accessories (such as lamps, chairs, ready to assemble furniture, furniture covers, accent rugs and clocks) and small electric appliances (such as blenders, food processors, coffee makers, vacuums, irons, toaster ovens, hair dryers, heaters and humidifiers).

•	general home furnishings: gift wrap, candles, personal care products (such as soaps and lotions), picture frames, wall art, juvenile items (such as toys and children’s books), artificial plants and flowers and seasonal merchandise (such as summer and holiday-related items).

          BBB, on an ongoing basis, tests new merchandise categories and adjusts the categories of merchandise carried in its stores and may add new departments or adjust the size of existing departments as required. BBB believes that the process of adding new departments and expanding or reducing the size of various departments in response to changing conditions is an important part of its merchandising strategy.

          BBB’s merchandise consists primarily of better quality merchandise typically found at better department stores. For those product lines that have brand names associated with them, BBB generally offers leading brand name merchandise (including All-Clad, Braun, Calphalon, Cannon, Croscill, Cuisinart, Fieldcrest, J.A. Henckels, KitchenAid, Krups, Laura Ashley, Mikasa, Nautica, Noritake, Pacific Coast Feather Co., Portmeirion, Reed & Barton, Spode, Springs, Villeroy & Boch, Wamsutta, Waverly, Wedgewood and Yankee Candle).

          BBB offers a breadth and depth of product selection that enables customers to select among a wide assortment of styles, brands, colors and designs within each of BBB’s major product lines. BBB also generally maintains consistent in-stock availability of merchandise in order to reinforce customer perception of wide selection and build customer loyalty. BBB estimates its typical store carries approximately 25,000 active stock-keeping units.

          Pricing Policy

          BBB’s pricing policy is to maintain everyday low prices that are substantially below regular department store prices and generally comparable to or below department store sale prices. BBB regularly monitors price levels at its competitors in order to ensure that BBB’s prices are being maintained in accordance with its pricing policy. BBB believes that the application of its everyday low price policy is essential to maintaining the integrity of this policy and is an important factor in establishing its reputation among customers.

          Because BBB has an everyday low price policy, BBB does not run sales. However, BBB uses periodic markdowns and semi-annual clearances for merchandise that it has decided to discontinue carrying. In addition, BBB’s full-color circulars and mailing pieces include a coupon, which may be redeemed at the point-of-sale. BBB also honors competitor coupons.

          Merchandise Presentation

          BBB has developed a distinctive style of merchandise presentation. In each store, groups of related product lines are presented together in separate areas of the store, creating the appearance that a BBB store is comprised of several individual specialty stores for different product lines. A “racetrack layout” that runs throughout the store facilitates moving between areas and encourages customers to shop the entire store. BBB believes that its format of merchandise presentation makes it easy for customers to locate products, reinforces customer perception of wide selection and communicates to customers that BBB stores offer a level of customer service generally associated with smaller specialty stores.

          Merchandise is displayed in each of these separate areas from floor to ceiling (generally 10 to 14 feet high) and, in addition, seasonal merchandise and impulse items are prominently displayed in the front of the store. BBB believes that its extensive merchandise selection, rather than fixturing, should be the focus of customer attention and, accordingly, typically uses simple modular fixturing throughout the store. This fixturing is designed so that it can be easily reconfigured to adapt to changes in the store’s merchandise mix and presentation. BBB believes that its floor to ceiling displays create an exciting and attractive shopping environment that encourages impulse purchases of additional items.

          Customer Service

          The Company places great emphasis on customer service and satisfaction and has made this a defining feature of its corporate culture. All managers provide leadership by example in this area by regularly spending time assisting customers on the selling floor. The Company believes that its success in the area of customer service is evidenced by its ability to rely primarily on “word of mouth advertising.”

          BBB seeks to make shopping at its stores as pleasant and convenient as possible. Each area within a store is staffed with knowledgeable sales personnel who are available to assist customers in choosing merchandise, to answer questions and to resolve any issues that may arise. In order to make checking out convenient, checkout lines are continually monitored and additional cashiers are added as necessary in order to minimize waiting time. Most BBB stores are open seven days (and six evenings) a week in order to enable customers to shop at times that are convenient for them.

          BBB launched its website, www.bedbathandbeyond.com, in 1999. The website offers a broad range of online services and features, including online shopping and gift registry. BBB believes that its E-Service efforts have been well received by its customers.

          Advertising

          In general, the Company relies on “word of mouth advertising” and its reputation for offering a wide assortment of quality merchandise at everyday low prices, supplemented by the use of paid advertising. The Company uses full-color circulars and mailing pieces as its primary vehicles of paid advertising. Also, to support the opening of new stores, the Company uses “grand opening” full-color circulars and newspaper advertising. The Company believes that its ability to rely primarily on “word of mouth advertising” will continue and that its limited use of paid advertising permits it to spend less on advertising than a number of its competitors.

          Expansion

          The Company is engaged in an ongoing expansion program involving the opening of new stores in both new BBB and existing markets and the expansion or relocation of existing stores. In the eleven year period from the beginning of fiscal 1992 to the end of fiscal 2002, the BBB chain has grown from 34 stores to 490 stores. Total BBB square footage grew from 917,000 square feet at the beginning of fiscal 1992 to 17,255,000 square feet at the end of fiscal 2002. During 2002, BBB opened 95 new stores, closed one small store, and relocated two stores which resulted in the addition of approximately 2,531,000 square feet of store space. The Harmon chain grew from 27 to 29 stores, with the addition of 2 stores in 2002, and occupied approximately 197,000 square feet at the end of 2002.

          The table below sets forth information concerning BBB’s expansion program for the periods indicated:

				Store Space		Number of Stores

	Relocated	New	Closed	Beginning	End	Beginning	End
Year	Stores (1)	Stores (2)	Stores	of Year	of Year	of Year	of Year

				(in square feet)
1992	5	4	0	917,000	1,128,000	34	38
1993	4	9	2	1,128,000	1,512,000	38	45
1994	4	16	0	1,512,000	2,339,000	45	61
1995	2	19	0	2,339,000	3,214,000	61	80
1996	2	28	0	3,214,000	4,347,000	80	108
1997	3	33	0	4,347,000	5,767,000	108	141
1998	3	45	0	5,767,000	7,688,000	141	186
1999	4	55	0	7,688,000	9,815,000	186	241
2000	2	70	0	9,815,000	12,204,000	241	311
2001	0	85	0	12,204,000	14,724,000	311	396
2002	2	95	1	14,724,000	17,255,000	396	490

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

          From the end of fiscal 2002 through May 2, 2003, the Company has opened seven BBB stores which are located in: Mira Mesa, California; St. Augustine, Florida; Coeur d’ Alene, Idaho; Dubuque, Iowa; Wilton (Saratoga), New York; Chattanooga, Tennessee; and Tyler, Texas. During the balance of 2003, the Company currently anticipates that it will open approximately 73 to 83 additional BBB stores.

          The Company has built its management structure with a view towards its expansion and believes that, as a result, the Company has the management depth necessary to support its anticipated expansion program. Each of the BBB area managers typically supervises up to three BBB stores and district managers typically supervise four to ten stores.

Store Operations

          Merchandising

          The Company maintains its own central buying group. The merchandise mix for each store is initially selected by the central buying group, in consultation with store managers and other local store personnel. The central buying group is generally responsible for the procurement of merchandise, including: selecting the merchandise, ordering the initial inventory required upon the opening of each store, ordering the first shipment of any new product line that may be subsequently added to a store’s merchandise mix and ordering seasonal merchandise.

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

          The Company purchases its merchandise from more than 2,900 suppliers. In 2002, the Company’s largest supplier accounted for approximately 5% of the Company’s merchandise purchases and the Company’s 10 largest suppliers accounted for approximately 24% of such purchases. The Company purchases substantially all of its merchandise in the United States, the majority from domestic manufacturers and the balance from importers. The Company purchases a small amount of its merchandise directly from overseas sources. The Company has no long-term contracts for the purchase of merchandise. The Company believes that most merchandise, other than brand name goods, is available from a variety of sources and that most brand name goods can be replaced with comparable merchandise.

          Warehousing

          Merchandise is primarily shipped directly to each store from the Company’s vendors, making it unnecessary for the Company to maintain central distribution centers. As a result of the floor to ceiling displays typically used by BBB, a substantial amount of merchandise is displayed on the sales floor of each store at all times. Additional merchandise not displayed on the sales floor is stored in warehouse space within or near the store (with an estimated 10% to 15% of the store space dedicated to warehouse and receiving space). In the case of a few stores, merchandise is also stored at nearby supplemental storage space leased by the Company. At present, the warehouse space included in the Company’s stores provides approximately 85% of the Company’s warehouse space requirements and such nearby supplemental storage space provides the balance.

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

          On average, BBB stores are staffed with two assistant managers, one operations manager, and three to six department managers who all report to a store manager. The store manager, in turn, reports to an area or district manager. Area and district managers report to one of several regional managers or directly to one of five regional Vice Presidents of Stores, who in turn report to the Senior Vice President - Stores. Decisions relating to pricing and advertising for all stores are made centrally by Bed Bath & Beyond Procurement Company Inc., and certain store support functions (such as finance and information technology) are performed centrally in the Company’s Corporate Office.

          Training

          The Company places great emphasis on the training of store level management. All entry-level management personnel are generally required to work in various departments of the store to acquire an overall understanding of store operations. In addition, all BBB store associates receive formalized training, including sales techniques and product knowledge, through the Bed Bath & Beyond University program.

          The Company’s policy is to generally build its management organization from within. Each of BBB’s area, district and regional managers was recruited from the ranks of BBB store managers and each of BBB’s store managers joined BBB in an entry-level position. The Company believes that its policy of promoting from within, as well as the opportunities for advancement generated by its ongoing expansion program, serve as incentives to persons to seek and retain employment with the Company, and result in low turnover among its managers.

Employees

          As of March 1, 2003, the Company employed approximately 23,000 persons, of whom approximately 12,000 were full-time employees and approximately 11,000 were part-time employees. The Company believes that its relations with its employees are excellent and that the labor turnover rate among its management employees is lower than that experienced within the industry.

Seasonality

          The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December, and generally lower in February and March.

Competition

          The market for domestics merchandise and home furnishings is fragmented and highly competitive. While the Company believes it is the preeminent marketer in its segment of the home goods industry, it competes directly with a small number of store chains selling domestics merchandise and home furnishings. In addition, the Company competes with many different types of retail stores that sell many or most of the products sold by the Company. Such competitors include: (i) better department stores, which often carry many of the same product lines as the Company but do not typically have the same depth or breadth of product selection, (ii) specialty stores (such as specialty linens or housewares retailers), which often have a depth of product selection but typically carry only a limited portion of the product lines carried by the Company, and (iii) discount and mass merchandise stores. In addition, the Company competes to a more limited extent with factory outlet stores that typically offer limited quantities or limited lines of better quality merchandise at discount prices.

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

          The visibility of the Company has encouraged competitors to imitate the Company’s format and methods. Other retail chains continue to introduce new store concepts that include many of the product lines carried by the Company. There can be no assurance that the operation of store competitors, including those companies operating stores similar to those of BBB, will not have a material effect on the Company.

Trade Names and Service Marks

          The Company uses the nationally recognized “Bed Bath & Beyond” name and logo and the “Beyond any store of its kind” tag line as service marks in connection with retail services. The Company has registered these marks and others with the United States Patent and Trademark Office. The Company also has registered or has applications pending with the trademark registries of several foreign countries. Management believes that its name recognition and service marks are an important element of the Company’s merchandising strategy.

Available Information

          The Company makes available as soon as reasonably practicable after filing with the SEC, free of charge, through its website, www.bedbathandbeyond.com, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Executive Officers of the Registrant

          The following table sets forth the name, age and business experience of the Executive Officers of the Registrant:

Name	Age	Positions

Warren Eisenberg	72	Co-Chairman

Leonard Feinstein	66	Co-Chairman

Steven H. Temares	44	President, Chief Executive Officer and Director

Arthur Stark	48	Chief Merchandising Officer and Senior Vice President

Matthew Fiorilli	46	Senior Vice President – Stores

Eugene A. Castagna	37	Vice President-Finance and Assistant Treasurer, Principal Financial Officer and Principal Accounting Officer

          Mr. Eisenberg, a co-founder of the Company, has been a director and officer of the Company since the Company commenced operations in 1971 (serving as President and Co-Chief Executive Officer until 1992, as Chairman and Co-Chief Executive Officer until 1999, as Co-Chairman and Co-Chief Executive Officer until April 2003, thereafter as Co-Chairman).

          Mr. Feinstein, a co-founder of the Company, has been a director and officer of the Company since the Company commenced operations in 1971 (serving as Co-Chief Executive Officer, Treasurer and Secretary until 1992, as President and Co-Chief Executive Officer until 1999, as Co-Chairman and Co-Chief Executive Officer until April 2003, thereafter as Co-Chairman).

          Mr. Temares joined the Company in 1992. Mr. Temares was promoted to Chief Executive Officer of the Company in April 2003. Additionally, he has been President since January 1999. Mr. Temares served as Chief Operating Officer from 1997 to 2003. Mr. Temares served as Executive Vice President from 1997 to 1999 and previously was Director of Real Estate and General Counsel.

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

          Mr. Castagna, a certified public accountant, joined the Company in 1994. Mr. Castagna has been Assistant Treasurer since 2002, Vice President – Finance and Principal Financial Officer since 2001 and Principal Accounting Officer since 2000. Mr. Castagna was previously Vice President – Controller.

          The Company’s executive officers are elected by the Board of Directors for one-year terms and serve at the discretion of the Board of Directors. No family relationships exist between any of the executive officers or directors of the Company.

ITEM 2 - PROPERTIES

          The Company’s 497 BBB stores are located in 44 states and one territory, principally in suburban areas of medium and large-sized cities. These stores are situated in strip and power strip shopping centers, as well as in major off-price and conventional malls, and free standing buildings. BBB stores range in size from 7,000 to 93,000 square feet, but are predominantly between 20,000 square feet and 50,000 square feet. Approximately 85% to 90% of store space is used for selling areas and the balance for warehouse, receiving and office space.

          The Company’s 29 Harmon stores are primarily located in suburban areas of New York, New Jersey and Connecticut. These stores are situated primarily in strip centers and range in size from 5,000 square feet to 9,000 square feet. Approximately 90% of store space is used for selling areas and the balance for warehouse, receiving and office space.

          The tables below set forth the number of BBB and Harmon stores located in each state or territory as of May 2, 2003:

Bed Bath & Beyond Inc.				Harmon Stores, Inc.

STORE LOCATIONS				STORE LOCATIONS
Alabama	6	Nebraska	1	Connecticut	1
Arizona	6	Nevada	4	New Jersey	22
Arkansas	3	New Hampshire	2	New York	6
California	58	New Jersey	23
Colorado	13	New Mexico	2	Total	29
Connecticut	8	New York	26
Delaware	1	North Carolina	15
Florida	44	North Dakota	2
Georgia	19	Ohio	17
Idaho	2	Oklahoma	4
Illinois	20	Oregon	6
Indiana	9	Pennsylvania	21
Iowa	5	Rhode Island	3
Kansas	5	South Carolina	7
Kentucky	4	Tennessee	11
Louisiana	7	Texas	39
Maine	2	Utah	5
Maryland	12	Vermont	1
Massachusetts	10	Virginia	16
Michigan	23	Washington	12
Minnesota	8	Wisconsin	5
Mississippi	1
Missouri	8	Puerto Rico	1
		Total	497

          The Company currently leases primarily all of its existing stores. The leases provide for original lease terms that generally range from five to fifteen years and certain leases provide for renewal options that range from five to fifteen years, often at increased rents. Certain leases provide for scheduled rent increases (which, in the case of fixed increases, the Company accounts for on a straight-line basis over the noncancelable lease term) and/or for contingent rent (based upon store sales exceeding stipulated amounts).

          The Company also leases merchandise storage space in nine locations totaling approximately 292,000 square feet servicing BBB stores and in one location of approximately 88,000 square feet servicing Harmon stores. This space is used to supplement the warehouse facilities in the Company’s stores in proximity to these locations. One of these locations also provides fulfillment for BBB’s E-Service activities. See Item 1 “Business—Store Operations—Warehousing.”

          The Company’s Corporate Office is located in 131,000 square feet of office space in Union, New Jersey, and the Procurement Company's Office is located in 80,000 square feet of office space in Farmingdale, New York.

ITEM 3 - LEGAL PROCEEDINGS

          There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended March 1, 2003.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

          The following table sets forth the high and low reported closing prices of the Company’s common stock on the NASDAQ National Market System for the periods indicated.

	High	Low

Fiscal 2001 :
1st Quarter	$31.73	$23.19
2nd Quarter	33.03	28.28
3rd Quarter	33.58	20.38
4th Quarter	35.22	30.90
Fiscal 2002 :
1st Quarter	$37.17	$31.45
2nd Quarter	37.74	26.95
3rd Quarter	37.29	30.16
4th Quarter	36.79	31.70
Fiscal 2003:
1st Quarter (through May 2, 2003)	$40.02	$30.30

          The common stock is quoted through the NASDAQ National Market System under the symbol BBBY. On May 2, 2003, there were approximately 700 shareholders of record of the common stock (without including individual participants in nominee security position listings). On May 2, 2003, the last reported sale price of the common stock was $39.95.

          The Company has not paid any dividends on its common stock since its 1992 initial public offering and does not currently plan to pay dividends on its common stock. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and requirements, business conditions and other factors. See Item 8 - Financial Statements and Supplementary Data.

ITEM 6 - SELECTED FINANCIAL DATA

          The information required by this item is included in the registrant’s Annual Report to Shareholders for the fiscal year ended March 1, 2003 on the inside front cover and is incorporated herein by reference.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by this item is included in the registrant’s Annual Report to Shareholders for the fiscal year ended March 1, 2003 on pages 3 through 6 (other than the reference to the Shareholder Letter under the caption “Forward Looking Statements”) and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company is adverse to loss of principal and seeks to preserve its invested funds by limiting market risk. The Company’s investment securities consist of fixed rate instruments. The Company’s investments include cash and cash equivalents of $515.7 million, short term investment securities of $100.9 million and long term investment securities of $148.0 million at weighted average interest rates as of March 1, 2003 of 1.47%, 2.26% and 3.03%, respectively.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements required by this item are included in the registrant’s Annual Report to Shareholders for the fiscal year ended March 1, 2003 on pages 7 through 16 and are incorporated herein by reference. These financial statements are indexed under Item 14(a)(1).

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The Executive Officers of the Registrant information required by this item is included in this document; all other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 26, 2003 filed with the Commission pursuant to Regulation 14A.

ITEM 11 – EXECUTIVE COMPENSATION

          The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The Equity Plan Compensation Information required by this item is included below; all other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

          The following table provides certain information as of March 1, 2003 with respect to our equity compensation plans:

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders (1)	19,497,425	$11.03	10,496,338
Equity compensation plans not approved by shareholders (2)	4,339,320	$25.56	5,634,200
Total	23,836,745	$16.66	16,130,538

(1)    These plans consist of the Company’s 1992, 1996, 1998 and 2000 Stock Option Plans.

(2)    This plan consists of the Company’s 2001 Stock Option Plan.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

ITEM 14 – CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this annual report (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)	Financial Statements

The following financial statements and reports are incorporated by reference to pages 7 through 16 of the Company’s Annual Report to Shareholders for the fiscal year ended March 1, 2003.

Consolidated Balance Sheets as of March 1, 2003 and March 2, 2002.

Consolidated Statements of Earnings for the fiscal years ended March 1, 2003, March 2, 2002 and March 3, 2001.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 1, 2003, March 2, 2002 and March 3, 2001.

Consolidated Statements of Cash Flows for the fiscal years ended March 1, 2003, March 2, 2002 and March 3, 2001.

Notes to Consolidated Financial Statements

Independent Auditors’ Report

(a) (2)	Financial Statement Schedule

None.

(a) (3)	Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

(b)	Reports on Form 8-K:

The Company filed a report dated January 14, 2003, in which each of the then Co-Principal Executive Officers of Bed Bath & Beyond Inc., Warren Eisenberg and Leonard Feinstein, and the Company’s Principal Financial Officer, Eugene A. Castagna, submitted to the Securities and Exchange Commission (the “Commission”) sworn statements pursuant to Section 906 of the Sarbanes – Oxley Act.

In addition, the Company filed a report dated April 7, 2003, in reference to a press release dated April 2, 2003 in which the Company announced financial results for its fiscal year ended March 1, 2003, pursuant to SEC interim filing guidance.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.

By:	/s/ Steven H. Temares
Steven H. Temares President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Warren Eisenberg Warren Eisenberg	Co-Chairman and Director	May 29, 2003

/s/ Leonard Feinstein Leonard Feinstein	Co-Chairman and Director	May 29, 2003

/s/ Steven H. Temares Steven H. Temares	President, Chief Executive Officer and Director	May 29, 2003

/s/ Eugene A. Castagna Eugene A. Castagna	Vice President - Finance and Assistant Treasurer (Principal Financial and Accounting Officer)	May 29, 2003

/s/ Dean S. Adler Dean S. Adler	Director	May 29, 2003

/s/ Klaus Eppler Klaus Eppler	Director	May 29, 2003

/s/ Robert S. Kaplan Robert S. Kaplan	Director	May 29, 2003

/s/ Victoria A. Morrison Victoria A. Morrison	Director	May 29, 2003

CERTIFICATIONS

I, Steven H. Temares, Principal Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Bed Bath & Beyond Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 29, 2003	/s/ Steven H. Temares Steven H. Temares President and Chief Executive Officer

I, Eugene A. Castagna, Principal Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Bed Bath & Beyond Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 29, 2003	/s/ Eugene A. Castagna Eugene A. Castagna Vice President – Finance and Assistant Treasurer

EXHIBIT INDEX

Unless otherwise indicated, exhibits are incorporated by reference to the correspondingly numbered exhibits to the Company’s Registration Statement on Form S-1 (Commission File No. 33-47250)

Exhibit
No.	Exhibit

3.1	Restated Certificate of Incorporation

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended August 25, 1996)

3.3	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

3.4	Certificate of Change of Bed Bath & Beyond Inc. under Section 805-A of the Business Corporation Law (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

3.5	Amended and Restated By-laws, as amended through June 26, 1997 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

3.6	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-K for the year ended February 27, 1999)

3.7	Amended By-Laws of Bed Bath & Beyond Inc. (As amended through December 17, 1998) (incorporated by reference to Exhibit 3.7 to the Company’s Form 10-K for the year ended February 27, 1999)

3.8	Amended By-Laws of Bed Bath & Beyond Inc. (As amended through September 22, 1999) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 28, 1999)

3.9	Amended By-Laws of the Company as amended through June 28, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 2, 2001)

3.10	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 1, 2001)

Exhibit
No.	Exhibit

10.1*	Agreement Concerning “Split Dollar” Life Insurance Plan, dated May 9, 1994, among the Company, Jay D. Waxenberg, as trustee of the Warren Eisenberg Life Insurance Trust, Warren Eisenberg and Maxine Eisenberg (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended February 27, 1994)

10.2*	Agreement Concerning “Split Dollar” Life Insurance Plan, dated May 9, 1994, among the Company, Jay D. Waxenberg, as trustee of the Leonard Joseph Feinstein Life Insurance Trust, Leonard Joseph Feinstein and Susan Feinstein (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended February 27, 1994)

10.3*	Agreement Concerning “Split Dollar” Life Insurance Plan, dated June 16, 1995, among the Company, Jay D. Waxenberg, as trustee of the Warren Eisenberg Life Insurance Trust, Warren Eisenberg and Maxine Eisenberg (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended February 25, 1996)

10.4*	Agreement Concerning “Split Dollar” Life Insurance Plan, dated June 16, 1995, among the Company, Jay D. Waxenberg, as trustee of the Leonard Joseph Feinstein Life Insurance Trust, Leonard Joseph Feinstein and Susan Feinstein (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended February 25, 1996)

10.5*	Stock Option Agreement between the Company and Warren Eisenberg, dated as of August 26, 1997 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

10.6*	Stock Option Agreement between the Company and Leonard Feinstein, dated as of August 26, 1997 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

10.7*	Company’s 1992 Stock Option Plan, as amended through August 26, 1997 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

10.8*	Company’s 1996 Stock Option Plan, as amended through August 26, 1997 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

10.9*	Employment Agreement between the Company and Steven H. Temares (dated as of December 1, 1994) (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended February 28, 1998)

10.10*	Form of Employment Agreement between the Company and the Chief Merchandising Officer and Senior Vice President and Senior Vice President – Stores (dated as of December 1, 1994) (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended February 28, 1998)

10.11*	Company’s 1998 Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 30, 1998)

Exhibit
No.	Exhibit

10.12*	Stock Option Agreement between the Company and Warren Eisenberg, dated as of August 13, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 27, 1999)

10.13*	Stock Option Agreement between the Company and Leonard Feinstein, dated as of August 13, 1999 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 27, 1999)

10.14*	Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 27, 1999)

10.15*	Company’s 2000 Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2000 which is incorporated by reference to Exhibit A to the Registrant’s Proxy Statement dated May 22, 2000)

10.16*	Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2000)

10.17*	Company’s 2001 Stock Option Plan (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended March 3, 2001).

10.18*	Amended and Restated Employment Agreement between the Company and Warren Eisenberg, dated as of April 3, 2002 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the year ended March 2, 2002).

10.19*	Amended and Restated Employment Agreement between the Company and Leonard Feinstein, dated as of April 3, 2002 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the year ended March 2, 2002).

10.20*	Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2002)

10.21*	Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002)

13**	Company’s 2002 Annual Report, certain portions of which have been incorporated by reference herein.

21**	Subsidiaries of the Company Commission File No. 33-1

23**	Independent Auditors’ Consent

99.1***	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*	This is a management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.