Form 10-Q
period 2003-05-31
BED BATH & BEYOND INC
filed 2003-07-14
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act).  Yes X  No

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 31, 2003

Common Stock — $0.01 par value	295,634,907

BED BATH & BEYOND INC. AND SUBSIDIARIES

INDEX

Page No.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets May 31, 2003 and March 1, 2003	3
Consolidated Statements of Earnings Three Months Ended May 31, 2003 and June 1, 2002	4
Consolidated Statements of Cash Flows Three Months Ended May 31, 2003 and June 1, 2002	5
Notes to Consolidated Financial Statements	6 - 8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 -13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	14
Item 4. Controls and Procedures	14
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 6. Exhibits and Reports on Form 8-K	16
Signatures	16
Certifications	17 - 19

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)

	(unaudited)
	May 31,	March 1,
	2003	2003

Assets
Current assets:
Cash and cash equivalents	$683,745	$515,670
Short term investment securities	50,682	100,927
Merchandise inventories	926,906	915,671
Other current assets	72,477	62,123

Total current assets	1,733,810	1,594,391

Long term investment securities	140,756	148,005
Property and equipment, net	412,883	423,907
Other assets	22,522	22,539

	$2,309,971	$2,188,842

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$379,240	$362,965
Accrued expenses and other current liabilities	267,793	246,198
Income taxes payable	68,010	71,008

Total current liabilities	715,043	680,171

Deferred rent and other long term liabilities	60,395	56,750

Total liabilities	775,438	736,921

Shareholders’ equity:
Preferred stock — $0.01 par value; authorized – 1,000 shares; no shares issued or outstanding	—	—
Common stock — $0.01 par value; authorized – 900,000 shares; issued and outstanding – May 31, 2003, 295,635 shares and March 1, 2003, 294,430 shares	2,956	2,944
Additional paid-in capital	319,126	294,034
Retained earnings	1,212,451	1,154,943

Total shareholders’ equity	1,534,533	1,451,921

	$2,309,971	$2,188,842

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three Months Ended

	May 31,	June 1,
	2003	2002

Net sales	$893,868	$776,798
Cost of sales	526,688	458,436

Gross profit	367,180	318,362
Selling, general and administrative expenses	276,730	245,661

Operating profit	90,450	72,701
Interest income	3,059	2,582

Earnings before provision for income taxes	93,509	75,283
Provision for income taxes	36,001	28,984

Net earnings	$57,508	$46,299

Net earnings per share – Basic	$0.19	$0.16
Net earnings per share – Diluted	$0.19	$0.15
Weighted average shares outstanding – Basic	294,963	291,726
Weighted average shares outstanding – Diluted	303,038	300,674

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended

	May 31,	June 1,
	2003	2002

Cash Flows from Operating Activities:
Net earnings	$57,508	$46,299
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,781	17,195
Amortization of bond premium	306	—
Tax benefit from exercise of stock options	13,129	6,947
Deferred income taxes	(1,462)	(3,177)
(Increase) decrease in assets, net of effect of acquisition:
Merchandise inventories	(11,235)	(80,159)
Other current assets	(8,736)	(3,961)
Other assets	17	(1)
Increase (decrease) in liabilities, net of effect of acquisition:
Accounts payable	16,275	52,496
Accrued expenses and other current liabilities	21,595	30,771
Income taxes payable	(2,998)	7,139
Deferred rent and other long term liabilities	3,489	4,218

Net cash provided by operating activities	107,669	77,767

Cash Flows from Investing Activities:
Purchase of investment securities	(67,812)	(94,764)
Redemption of investment securities	125,000	—
Acquisition, net of cash acquired	—	(24,097)
Capital expenditures	(8,757)	(11,631)

Net cash provided by (used in) investing activities	48,431	(130,492)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	11,975	3,664

Net cash provided by financing activities	11,975	3,664

Net increase (decrease) in cash and cash equivalents	168,075	(49,061)
Cash and cash equivalents:
Beginning of period	515,670	429,496

End of period	$683,745	$380,435

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1) Basis of Presentation

The accompanying consolidated financial statements, except for the March 1, 2003 consolidated balance sheet, have been prepared without audit. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of May 31, 2003 and March 1, 2003 and the results of their operations for the three months ended May 31, 2003 and June 1, 2002, respectively, and their cash flows for the three months ended May 31, 2003 and June 1, 2002, respectively. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to Bed Bath & Beyond Inc.’s Annual Report on Form 10-K for the fiscal year ended March 1, 2003 for additional disclosures, including a summary of the Company’s significant accounting policies.

2) Recently Adopted Accounting Pronouncements

In the first quarter of fiscal 2003, the Company adopted the following pronouncements:

Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. The adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other items, this Standard updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 did not have a material impact on the Company’s consolidated financial statements.

Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). FIN No. 45 elaborates on the disclosures for interim and annual reports regarding obligations under certain guarantees issued by a guarantor. Under FIN No. 45, the guarantor is required to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. The recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements for FIN No. 45 are effective for interim and annual financial statements issued after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s consolidated financial statements.

3) Investment Securities

Investment securities at May 31, 2003 consist primarily of U.S. Government Agency debt securities. Because the Company has the ability and intent to hold the securities until maturity, it classifies its securities as held-to-maturity. These investment securities are recorded at amortized cost, adjusted for the amortization of premiums where applicable.

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

Options for which the exercise price was greater than the average market price of common shares for the three months ended May 31, 2003 and June 1, 2002 were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. These consisted of options totaling 1,551,200 shares and 51,900, respectively.

5) Stock-Based Compensation

In fiscal 2002, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 is an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used.

As permitted under SFAS No. 148, the Company elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but continues to apply the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” The Company has complied with the disclosure requirements of SFAS No. 148.

Accordingly, no compensation cost has been recognized in connection with the stock option plans. Set forth below are the Company’s net earnings and net earnings per share “as reported,” and as if compensation cost had been recognized (“pro-forma”) in accordance with the fair value provisions of SFAS No. 148:

	For the quarter ended

(in thousands, except per share data)	May 31,	June 1,
	2003	2002

Net earnings:
As reported	$57,508	$46,299
Deduct: Total stock–based employee compensation expense determined under fair value based method, net of related tax effects	(6,987)	(6,907)

Pro forma	$50,611	$39,392
Net earnings per share:
Basic:
As reported	$0.19	$0.16
Pro forma	$0.17	$0.14
Diluted:
As reported	$0.19	$0.15
Pro forma	$0.17	$0.13

6) Supplemental Cash Flow Information

The Company paid income taxes of $27.3 million and $18.1 million in the first three months of fiscal 2003 and 2002, respectively.

7) Acquisition

On March 5, 2002, the Company acquired Harmon Stores, Inc., a health and beauty care retailer.

8) Subsequent Event

On June 19, 2003, the Company consummated the all cash acquisition of Christmas Tree Shops, Inc., a privately-held retailer of giftware and household items, for approximately $200 million. Since the acquisition occurred subsequent to the end of the first quarter of 2003, the effect of the acquisition is not reflected in the consolidated results of operations or financial condition as of, and for the three months ended May 31, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended May 31, 2003 vs. Three Months Ended June 1, 2002

Net sales for the first quarter ended May 31, 2003 were $ 893.9 million, an increase of $117.1 million or approximately 15.1% over net sales of $776.8 million for the corresponding quarter last year. Approximately 75% of the increase was attributable to new store sales. The increase in comparable store sales in the first quarter of 2003 was 4.4%. The increase in comparable store sales is due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings, a strong focus on customer service and the continued success of the Company’s advertising program. Approximately 54% and 46% of sales for the first quarter were attributable to sales of domestics merchandise and home furnishings, respectively.

Gross profit for the first quarter of 2003 was $367.2 million or 41.1% of net sales, compared with $318.4 million or 41.0% of net sales during the first quarter of 2002. The increase in gross profit as a percentage of net sales was primarily attributable to an improved markup on the mix of product purchased.

Selling, general and administrative expenses (“SG&A”) were $276.7 million in the first quarter of 2003 compared with $245.7 million in the same quarter last year and as a percentage of net sales were 31.0% and 31.6%, respectively. The decrease in SG&A as a percentage of net sales was primarily attributed to a relative decrease in occupancy costs, costs associated with new store openings and payroll and payroll related items, partially offset by an increase in advertising expenses.

As a result of the foregoing, operating profit increased to $90.5 million, compared with the $72.7 million during the first quarter of 2002.

Interest income was $3.1 million for the first quarter of 2003 compared to $2.6 million for the first quarter of 2002 due to an increase in invested cash partially offset by a decrease in the average investment interest rate.

The effective tax rate was 38.5% for both the first quarter of 2003 and 2002 due to the weighted average effective tax rate remaining consistent in the states in which the Company currently conducts its business.

As a result of the factors described above, net earnings increased to $57.5 million, compared with $46.3 million in the first quarter of 2002.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores. As a result of this program, the Company operated 498 Bed Bath & Beyond stores and 29 Harmon stores at the end of the first quarter of 2003, compared with 409 Bed Bath & Beyond stores and 28 Harmon stores at the end of the corresponding quarter last year. Total square footage of Bed Bath & Beyond stores grew to 17,423,000 square feet at the end of the first quarter of 2003 from 15,081,000 square feet at the end of the first quarter of last year.

During the first quarter of fiscal 2003, the Company opened eight Bed Bath & Beyond stores, resulting in an aggregate addition of 168,000 square feet to total store space. Including the eight Bed Bath & Beyond stores already opened, the Company plans to open 80 to 90 Bed Bath & Beyond stores by the end of the fiscal year.

Financial Condition

Total assets at May 31, 2003 were approximately $2.310 billion compared with approximately $2.189 billion at March 1, 2003. The net increase of $121.1 million arose from an increase in current assets of $139.4 million partially offset by a decrease in non-current assets of $18.3 million.

The $139.4 million increase in current assets was primarily attributable to a $168.1 million increase in cash and cash equivalents and a $11.2 million increase in merchandise inventories (which was principally the result of new store space), partially offset by a $50.2 million decrease in short term investment securities.

Total liabilities at May 31, 2003 were $775.4 million compared with $736.9 million at March 1, 2003, an increase of $38.5 million. The increase was primarily attributable to a $16.3 million increase in accounts payable (resulting from an increase in inventories) and a $21.6 million increase in accrued expenses and other current liabilities due to the continued expansion of the Company.

Shareholders’ equity was $1.535 billion at May 31, 2003 compared with $1.452 billion at March 1, 2003. The increase primarily reflects net earnings for the first three months of fiscal 2003 and additional paid in capital from the exercise of stock options.

Capital expenditures for the first three months of fiscal 2003 were $8.8 million compared with $11.6 million for the corresponding period last year. The decrease was primarily attributable to expenditures for furniture, fixtures and leasehold improvements for the eight new stores opened during the first three months of fiscal 2003, compared to expenditures for furniture, fixtures and leasehold improvements for the 13 new stores opened in the same period last year.

For fiscal 2003, the Company believes that its current operating cash flow, working capital, and cash and cash equivalents on hand are sufficient to meet its obligations in the ordinary course of business including capital expenditures and new store openings, as well as the acquisition of Christmas Tree Shops, Inc. (See Note 8 “Subsequent Event” in the notes to the unaudited consolidated financial statements).

Recent Accounting Pronouncement

During May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS 150 will have a material impact on the Company’s consolidated financial statements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In particular, judgment is used in areas such as the provision for sales returns, inventory valuation using the retail inventory method, impairment of assets, vendor allowances and accruals for self insurance, litigation and store relocations and closings. Actual results could differ from these estimates.

Sales Returns: Sales returns, which are reserved for based on historical experience, are provided for in the period that the related sales are recorded.

Inventory Valuation: Merchandise inventories are stated at the lower of cost or market, using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. At any one time, inventories include items that have been marked down to the Company’s best estimate of their fair market value. Actual markdowns required could differ from this estimate.

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

Vendor Allowances: The Company receives various types of allowances from our merchandise vendors, which are based on negotiated terms. These allowances are recorded when earned as a reduction of cost of sales or as a reduction of other costs in accordance with the provisions of the FASB’s Emerging Issues Task Force Issue No. 02-16 “Accounting by a Customer (Including a Resale) for Certain Consideration Received from a Vendor.”

Self Insurance: The Company uses self insurance for a number of risks including worker’s compensation, general liability, automobile liability and employee related health care benefits (a portion of which is paid by our employees). Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

Litigation: The Company records an estimated liability related to various claims and legal actions arising in the ordinary course of business which is based on available information and advice from outside counsel, where appropriate. As additional information becomes available, the Company reassesses the potential liability related to its pending litigation and revises its estimates as appropriate.

Store Opening, Expansion, Relocation and Closing Costs: Store opening, expansion, relocation and closing costs are charged to earnings as incurred. Prior to the adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which was effective for any exit or disposal activity initiated after December 31, 2002, costs related to store relocations and closings were estimated and provided for in the period in which management approved the relocation or closing of a store. Actual costs related to store relocations and closings could differ from these estimates.

Acquisition

On March 5, 2002, the Company acquired Harmon Stores, Inc., a health and beauty care retailer.

Subsequent Event

On June 19, 2003, the Company consummated the all cash acquisition of Christmas Tree Shops, Inc., a privately-held retailer of giftware and household items, for approximately $200 million. Since the acquisition occurred subsequent to the end of the first quarter of 2003, the effect of the acquisition is not reflected in the consolidated results of operations or financial condition as of, and for the three months ended May 31, 2003.

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

Available Information

The Company makes available as soon as reasonably practicable after filing with the SEC, free of charge, through its website, www.bedbathandbeyond.com, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at May 31, 2003 are similar to those disclosed in Item 7a of the Company’s Form 10-K for the year ended March 1, 2003. The Company continues to regularly evaluate these risks and continue to take measures to mitigate these risks.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting was held on June 26, 2003. At the Annual Meeting, the following items were voted upon:

1.	Election of two directors of the Corporation.

2.	Ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ending February 28, 2004.

3.	A shareholder proposal.

The results of the voting were as follows:

	SHARES VOTED (in thousands)

Description	For	Withheld

1. Election of the Board of Directors:
Steven H. Temares	229,837	26,107
Klaus Eppler	228,466	27,478

	For	Against	Abstentions

2. Appointment of Auditors:
KPMG LLP	249,649	4,664	1,631

				Broker
	For	Against	Abstentions	Non-Votes

3. Shareholder Proposal:	52,746	159,154	19,456	24,588

Item 6. Exhibits and Reports on Form 8-K

(a)	The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

(b)	Report on Form 8-K:

The Company furnished a report dated June 24, 2003, in reference to a press release dated June 18, 2003 in which the Company announced financial results for its fiscal first quarter ended May 31, 2003, pursuant to SEC interim filing guidance.

The Company filed a report dated June 24, 2003, in reference to a press release dated June 19, 2003 in which the Company announced the acquisition of Christmas Tree Shops, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC. (Registrant)

Date: July 14, 2003	By:	/s/ Eugene A. Castagna

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 14, 2003	/s/ Steven H. Temares

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 14, 2003	/s/ Eugene A. Castagna

Eugene A. Castagna
Vice President – Finance and
Assistant Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit	Page No.

99	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.	21