Form 10-Q
period 2003-08-30
BED BATH & BEYOND INC
filed 2003-10-10
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 30, 2003

Commission File Number 0-20214

BED BATH & BEYOND INC.

(Exact name of registrant as specified in its charter)

New York (State of incorporation)	11-2250488 (I.R.S. Employer Identification No.)

650 Liberty Avenue, Union, New Jersey 07083

(Address of principal executive offices)         (Zip code)

Registrant’s telephone number, including area code:(908) 688-0888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act).   Yes  X   No

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 30, 2003

Common Stock — $0.01 par value	296,111,902

BED BATH & BEYOND INC. AND SUBSIDIARIES

INDEX

Page No.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
August 30, 2003 (unaudited) and March 1, 2003	3
Consolidated Statements of Earnings
Three Months Ended and Six Months Ended August 30, 2003 (unaudited) and August 31, 2002 (unaudited)	4
Consolidated Statements of Cash Flows
Six Months Ended August 30, 2003 (unaudited) and August 31, 2002 (unaudited)	5
Notes to Consolidated Financial Statements (unaudited)	6 - 9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	16
Item 4. Controls and Procedures	16
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	16
Signatures	17
Exhibit Index	18
Certifications	19 - 23

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)

	(unaudited)
	August 30,	March 1,
	2003	2003

Assets
Current assets:
Cash and cash equivalents	$617,381	$515,670
Short term investment securities	65,269	100,927
Merchandise inventories	958,778	915,671
Other current assets	78,410	62,123

Total current assets	1,719,838	1,594,391

Long term investment securities	119,847	148,005
Property and equipment, net	477,213	423,907
Goodwill	145,932	15,556
Other assets	26,115	6,983

	$2,488,945	$2,188,842

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$386,335	$362,965
Accrued expenses and other current liabilities	324,984	246,198
Income taxes payable	55,049	71,008

Total current liabilities	766,368	680,171

Deferred rent and other liabilities	79,992	56,750

Total liabilities	846,360	736,921

Shareholders’ equity:
Preferred stock — $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock — $0.01 par value; authorized - 900,000 shares; issued and outstanding - August 30, 2003, 296,112 shares and March 1, 2003, 294,430 shares	2,961	2,944
Additional paid-in capital	329,965	294,034
Retained earnings	1,309,659	1,154,943

Total shareholders’ equity	1,642,585	1,451,921

	$2,488,945	$2,188,842

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended

	August 30,	August 31,	August 30,	August 31,
	2003	2002	2003	2002

Net sales	$1,111,445	$903,044	$2,005,313	$1,679,842
Cost of sales	652,300	532,709	1,178,988	991,145

Gross profit	459,145	370,335	826,325	688,697
Selling, general and administrative expenses	303,278	250,648	580,008	496,309

Operating profit	155,867	119,687	246,317	192,388
Interest income	2,195	3,010	5,254	5,592

Earnings before provision for income taxes	158,062	122,697	251,571	197,980
Provision for income taxes	60,854	47,238	96,855	76,222

Net earnings	$97,208	$75,459	$154,716	$121,758

Net earnings per share — Basic	$0.33	$0.26	$0.52	$0.42
Net earnings per share — Diluted	$0.32	$0.25	$0.51	$0.40
Weighted average shares outstanding — Basic	295,811	292,441	295,387	292,083
Weighted average shares outstanding — Diluted	304,172	300,737	303,605	300,705

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended

	August 30,	August 31,
	2003	2002

Cash Flows from Operating Activities:
Net earnings	$154,716	$121,758
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	40,257	39,319
Amortization of bond premium	649
Tax benefit from exercise of stock options	18,634	11,973
Deferred income taxes	4,037	(6,355)
Decrease (increase) in assets, net of effects of acquisitions:
Merchandise inventories	26,498	(90,009)
Other current assets	(10,002)	(4,734)
Other assets	(6,946)	6
Increase (decrease) in liabilities, net of effects of acquisitions:
Accounts payable	7,026	34,783
Accrued expenses and other current liabilities	18,805	38,023
Income taxes payable	(16,789)	(1,397)
Deferred rent and other liabilities	10,545	7,342

Net cash provided by operating activities	247,430	150,709

Cash Flows from Investing Activities:
Purchase of investment securities	(130,975)	(244,517)
Redemption of investment securities	194,770	70,000
Payment for acquisitions, net of cash acquired	(175,487)	(24,097)
Capital expenditures	(30,126)	(57,602)

Net cash used in investing activities	(141,818)	(256,216)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	17,314	9,637
Prepayment of acquired debt	(21,215)	—

Net cash (used in) provided by financing activities	(3,901)	9,637

Net increase (decrease) in cash and cash equivalents	101,711	(95,870)

Cash and cash equivalents:
Beginning of period	515,670	429,496

End of period	$617,381	$333,626

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1) Basis of Presentation

The accompanying consolidated financial statements, except for the March 1, 2003 consolidated balance sheet, have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of August 30, 2003 and March 1, 2003 and the results of their operations for the three months and six months ended August 30, 2003 and August 31, 2002, respectively, and their cash flows for the six months ended August 30, 2003 and August 31, 2002, respectively. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to Bed Bath & Beyond Inc.’s Annual Report on Form 10 – K for the fiscal year ended March 1, 2003 for additional disclosures, including a summary of the Company’s significant accounting policies.

Certain reclassifications have been made to the March 1, 2003 balance sheet to conform to the August 30, 2003 presentation.

2) Recently Adopted Accounting Pronouncements

In fiscal 2003, the Company adopted the following pronouncements:

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

3) Investment Securities

Investment securities at August 30, 2003 consist primarily of U.S. Government Agency debt securities and municipal debt securities. Because the Company has the ability and intent to hold the securities until maturity, it classifies its securities as held-to-maturity. These investment securities are recorded at amortized or accreted cost, adjusted for the amortization of premiums or the accretion of discounts, where applicable.

Premiums and discounts are amortized and accreted, respectively, over the life of the related held-to-maturity securities as an adjustment to interest using the effective interest method. Interest income is recognized when earned.

4) Earnings Per Share

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of stock options.

Options for which the exercise price was greater than the average market price of common shares for the three months and six months ended August 30, 2003 and August 31, 2002 were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. These consisted of options totaling 352,000 and 74,300 for the three months and 951,600 and 63,100 for the six months ended August 30, 2003 and August 31, 2002, respectively.

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

Set forth below are the Company’s net earnings and net earnings per share “as reported,” and as if compensation cost had been recognized (“pro forma”) in accordance with the fair value provisions of SFAS No. 148:

	For the Three Months Ended		For the Six Months Ended

	August 30,	August 31,	August 30,	August 31,
(in thousands, except per share data)	2003	2002	2003	2002

Net earnings:
As reported	$97,208	$75,459	$154,716	$121,758
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(7,577)	(6,758)	(14,474)	(13,665)

Pro forma	$89,631	$68,701	$140,242	$108,093
Net earnings per share:
Basic:
As reported	$0.33	$0.26	$0.52	$0.42
Pro forma	$0.30	$0.23	$0.47	$0.37
Diluted:
As reported	$0.32	$0.25	$0.51	$0.40
Pro forma	$0.30	$0.23	$0.47	$0.36

6) Supplemental Cash Flow Information

The Company paid income taxes of $98.3 million and $72.6 million in the first six months of fiscal 2003 and 2002, respectively.

7) Acquisitions

On June 19, 2003, the Company acquired 100 percent of the outstanding shares of beneficial interest of Christmas Tree Shops Trust (“The Trust”). The Trust owns all of the issued and outstanding shares of capital stock of Christmas Tree Shops, Inc. (“CTS”). The results of CTS’ operations have been included in the consolidated financial statements since the date of acquisition. At the date of acquisition, CTS, headquartered in South Yarmouth, Massachusetts, operated 23 stores in 6 states. CTS is a retailer of giftware and household items selling a broad assortment of merchandise in many categories including home décor, giftware, housewares, food, paper goods, and seasonal products at low prices.

The aggregate all cash purchase price was $194.4 million, net of cash acquired, including $18.9 million in deferred payments payable in cash over the next three years.

The acquisition has been accounted for under the purchase method of accounting in accordance with

SFAS No. 141, “Business Combinations”. Accordingly, the total purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at June 19, 2003, including a debt prepayment penalty, with the excess of the purchase price over the net assets acquired of approximately $130.4 million being allocated to goodwill. The Company is in the process of finalizing the valuations of certain assets acquired and liabilities assumed, thus the allocation of the purchase price is subject to refinement.

The unaudited pro forma financial information presented below includes the reduction of net interest income due to the purchase price paid and the prepayment of CTS’ debt, the reduction of certain selling, general and administrative expenses directly attributable to the transaction, and the related pro forma income tax effects, in each case as if they occurred as of the beginning of each respective period.

	For the Three Months Ended		For the Six Months Ended

	August 30,	August 31,	August 30,	August 31,
	2003	2002	2003	2002
	(Pro Forma)	(Pro Forma)	(Pro Forma)	(Pro Forma)

(in thousands, except per share data)
Net sales	$1,129,141	$992,051	$2,109,641	$1,850,774
Net earnings	97,197	79,260	157,725	129,046
Earnings per share:
Basic	0.33	0.27	0.53	0.44
Diluted	0.32	0.26	0.52	0.43

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the CTS acquisition been consummated at the beginning of the respective periods.

On March 5, 2002, the Company acquired Harmon Stores, Inc., a health and beauty care retailer, which did not have a material effect on its consolidated results of operations or financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended August 30, 2003 vs. Three Months Ended August 31, 2002

Net sales for the second quarter ended August 30, 2003 were $1.111 billion, an increase of $208.4 million or approximately 23.1% over net sales of $903.0 million for the corresponding quarter last year. Approximately 42% of the increase was attributable to Bed Bath & Beyond new store sales and 37% of the increase was attributable to Christmas Tree Shops, Inc. (“CTS”) sales. (See Note 7 “Acquisitions” in the notes to the unaudited consolidated financial statements). The increase in comparable store sales in the second quarter of 2003 was 5.9%. The increase in comparable store sales is due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings, a strong focus on customer service and the continued success of the Company’s advertising program. Approximately 55% and 45% of Bed Bath & Beyond sales for the second quarter were attributable to sales of domestics merchandise and home furnishings, respectively.

Gross profit for the second quarter of 2003 was $459.1 million or 41.3% of net sales, compared with $370.3 million or 41.0% of net sales during the second quarter of 2002. The increase in gross profit as a percentage of net sales was primarily attributable to an improved markup on the mix of product purchased.

Selling, general and administrative expenses (“SG&A”) were $303.3 million in the second quarter of 2003 compared with $250.6 million in the same quarter last year and as a percentage of net sales were 27.3% and 27.8%, respectively. The decrease in SG&A as a percentage of net sales was primarily attributable to a relative decrease in costs associated with new store openings, payroll and payroll related items and occupancy costs, partially offset by an increase in advertising expenses.

As a result of the foregoing, operating profit increased to $155.9 million, compared with the $119.7 million during the second quarter of 2002.

Interest income was $2.2 million for the second quarter of 2003 compared to $3.0 million for the second quarter of 2002 due to a decrease in the average investment interest rate partially offset by an increase in invested cash.

The effective tax rate was 38.5% for both the second quarter of 2003 and 2002 due to the weighted average effective tax rate remaining consistent in the states in which the Company currently conducts its business.

As a result of the factors described above, net earnings increased to $97.2 million, compared with $75.5 million in the second quarter of 2002.

Six Months Ended August 30, 2003 vs. Six Months Ended August 31, 2002

Net sales for the six months ended August 30, 2003 were $2.005 billion, an increase of $325.5 million or approximately 19.4% over net sales of $1.680 billion for the corresponding period last year. Approximately 54% of the increase was attributable to Bed Bath & Beyond new store sales and 23% of the increase was attributable to CTS sales. The increase in comparable store sales for the first six months of 2003 was 5.2%. The increase in comparable store sales is due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings, a strong focus on customer service and the continued success of the Company’s advertising program.

Gross profit for the first six months of 2003 was $826.3 million or 41.2% of net sales, compared with $688.7 million or 41.0% of net sales during the first six months of 2002. The increase in gross profit as a percentage of net sales was primarily attributable to an improved markup on the mix of product purchased.

SG&A was $580.0 million in the first six months of 2003 compared with $496.3 million in the same period last year and as a percentage of net sales were 28.9% and 29.5%, respectively. The decrease in SG&A as a percentage of net sales was primarily attributed to a relative decrease in occupancy costs, costs associated with new store openings and payroll and payroll related items, partially offset by an increase in advertising expenses.

As a result of the foregoing, operating profit increased to $246.3 million, compared with the $192.4 million during the first six months of 2002.

Interest income was $5.3 million for the first six months of 2003 compared to $5.6 million for the first six months of 2002 due to a decrease in the average investment interest rate partially offset by an increase in invested cash.

The effective tax rate was 38.5% for both the first six months of 2003 and 2002 due to the weighted average effective tax rate remaining consistent in the states in which the Company currently conducts its business.

As a result of the factors described above, net earnings increased to $154.7 million, compared with $121.8 million in the first six months of 2002.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores. As a result of this program, the Company operated 514 Bed Bath & Beyond stores and 29 Harmon stores at the end of the second quarter of 2003, compared with 433 Bed Bath & Beyond stores and 28 Harmon stores at the end of the corresponding quarter last year. Additionally, the Company acquired 23 CTS stores as of June 19, 2003 and subsequently opened one additional store during the remainder of the second quarter of 2003 bringing the total number of CTS stores to 24.

At August 30, 2003, Company-wide total square footage was approximately 18.9 million square feet. Bed Bath & Beyond store space grew to approximately 17.8 million square feet at the end of the second quarter of 2003 from approximately 15.8 million square feet at the end of the second quarter of last year.

During the second quarter of fiscal 2003, the Company opened 16 Bed Bath & Beyond stores. Including the stores opened through the second quarter, the Company plans to open approximately 80 to 90 Bed Bath & Beyond stores by the end of the fiscal year.

Financial Condition

Total assets at August 30, 2003 were approximately $2.489 billion compared with approximately $2.189 billion at March 1, 2003. The net increase of $300.1 million arose from an increase in current assets of $125.4 million and an increase in non-current assets of $174.7 million.

The $125.4 million increase in current assets was primarily attributable to a $101.7 million increase in cash and cash equivalents (which amount is net of acquisition payments of approximately $175.5 million relating to CTS) and a $43.1 million increase in merchandise inventories (which was principally the result of the acquisition of CTS), partially offset by a $35.7 million decrease in short term investment securities.

The $174.7 million increase in non-current assets was primarily attributable to a $130.4 million increase in goodwill and a $53.3 million increase in net property and equipment (both principally the result of the acquisition of CTS).

Total liabilities at August 30, 2003 were $846.4 million compared with $736.9 million at March 1, 2003, an increase of $109.4 million. The increase was primarily attributable to a $23.4 million increase in accounts payable and a $78.8 million increase in accrued expenses and other current liabilities (both principally the result of the acquisition of CTS).

Shareholders’ equity was $1.643 billion at August 30, 2003 compared with $1.452 billion at March 1, 2003. The increase primarily reflects net earnings for the first six months of fiscal 2003 and additional paid in capital from the exercise of stock options.

Capital expenditures for the first six months of fiscal 2003 were $30.1 million compared with $57.6 million for the corresponding period last year. The decrease was primarily attributable to expenditures for furniture, fixtures, leasehold improvements and information technology for the 24 new stores opened during the first six months of fiscal 2003, compared to expenditures for furniture, fixtures, leasehold improvements and information technology for the 37 new stores opened in the same period last year.

For fiscal 2003, the Company believes that, following the acquisition of CTS, its current operating cash flow, working capital, and cash and cash equivalents on hand will be sufficient to meet its obligations in the ordinary course of business including capital expenditures and new store openings. (See Note 7 “Acquisitions” in the notes to the unaudited consolidated financial statements).

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In particular, judgment is used in areas such as the provision for sales returns, inventory valuation using the retail inventory method, impairment of assets, impairment of goodwill and indefinitely lived intangible assets, vendor allowances and accruals for self insurance, litigation and store relocations and closings. Actual results could differ from these estimates.

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

Impairment of Goodwill and Indefinitely Lived Intangible Assets: As a result of the adoption of SFAS No. 142, the Company reviews goodwill and other intangibles that have indefinite lives for impairment annually and otherwise when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. (See Note 7 “Acquisitions” in the notes to the unaudited consolidated financial statements).

Vendor Allowances: The Company receives various types of allowances from its merchandise vendors, which are based on negotiated terms. These allowances are recorded when earned as a reduction of cost of sales or as a reduction of other costs in accordance with the provisions of the FASB’s Emerging Issues Task Force Issue No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

Self Insurance: The Company uses self insurance for a number of risks including worker’s compensation, general liability, automobile liability and employee related health care benefits (a portion of which is paid by its employees). Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

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

Acquisitions

On June 19, 2003, the Company acquired 100 percent of the outstanding shares of beneficial interest of Christmas Tree Shops Trust (“The Trust”). The Trust owns all of the issued and outstanding shares of capital stock of Christmas Tree Shops, Inc. (“CTS”). The results of CTS’ operations have been included in the consolidated financial statements since the date of acquisition. At the date of acquisition, CTS, headquartered in South Yarmouth, Massachusetts, operated 23 stores in 6 states. CTS is a retailer of giftware and household items selling a broad assortment of merchandise in many categories including home décor, giftware, housewares, food, paper goods, and seasonal products at low prices.

The aggregate all cash purchase price was $194.4 million, net of cash acquired, including $18.9 million in deferred payments payable in cash over the next three years.

On March 5, 2002, the Company acquired Harmon Stores, Inc., a health and beauty care retailer, which did not have a material effect on its consolidated results of operations or financial condition.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at August 30, 2003 are similar to those disclosed in Item 7a of the Company’s Form 10-K for the year ended March 1, 2003. The Company continues to regularly evaluate these risks and continues to take measures to mitigate these risks.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a- 15(e) and 15d-15(e)) as of August 30, 2003 (the end of the period covered by this quarterly report). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)	Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

(b)	Report on Form 8-K:

The Company furnished a report dated September 30, 2003, in reference to a press release in which the Company announced financial results for its fiscal second quarter ended August 30, 2003, pursuant to SEC interim filing guidance.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.

(Registrant)
Date: October 10, 2003	By:	/s/ Eugene A. Castagna

Eugene A. Castagna Vice President – Finance and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Page No.

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.	18 — 19
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.	20 — 21
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.	22