Form 10-Q
period 2003-11-29
BED BATH & BEYOND INC
filed 2004-01-12
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2003

Commission File Number   0-20214

BED BATH & BEYOND INC.
(Exact name of registrant as specified in its charter)

New York	11-2250488
(State of incorporation)	(I.R.S. Employer Identification No.)

650 Liberty Avenue, Union, New Jersey 07083
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (908) 688-0888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                 Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act).

Yes ☒ No ☐

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 29, 2003
Common Stock - $0.01 par value	298,384,140

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	(unaudited)
	November 29, 2003	March 1, 2003

Assets
Current assets:
Cash and cash equivalents	$620,331	$515,670
Short term investment securities	84,059	100,927
Merchandise inventories	1,167,808	915,671
Other current assets	94,825	62,123

Total current assets	1,967,023	1,594,391

Long term investment securities	133,876	148,005
Property and equipment, net	506,064	423,907
Goodwill	145,932	15,556
Other assets	26,166	6,983

	$2,779,061	$2,188,842

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$529,440	$362,965
Accrued expenses and other current liabilities	340,047	246,198
Income taxes payable	27,315	71,008

Total current liabilities	896,802	680,171

Deferred rent and other liabilities	82,316	56,750

Total liabilities	979,118	736,921

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued and outstanding - November 29, 2003, 298,384 shares and March 1, 2003, 294,430 shares	2,984	2,944
Additional paid-in capital	386,794	294,034
Retained earnings	1,410,165	1,154,943

Total shareholders’ equity	1,799,943	1,451,921

	$2,779,061	$2,188,842

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002

Net sales	$1,174,740	$936,030	$3,180,053	$2,615,872

Cost of sales	687,753	549,806	1,866,741	1,540,951

Gross profit	486,987	386,224	1,313,312	1,074,921

Selling, general and administrative expenses	325,528	266,996	905,536	763,305

Operating profit	161,459	119,228	407,776	311,616

Interest income	1,965	2,905	7,219	8,497

Earnings before provision for income taxes	163,424	122,133	414,995	320,113

Provision for income taxes	62,918	47,021	159,773	123,243

Net earnings	$100,506	$75,112	$255,222	$196,870

Net earnings per share - Basic	$0.34	$0.26	$0.86	$0.67
Net earnings per share - Diluted	$0.33	$0.25	$0.84	$0.65

Weighted average shares outstanding - Basic	297,279	293,307	296,018	292,491
Weighted average shares outstanding - Diluted	305,156	301,345	304,122	300,918

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	November 29, 2003	November 30, 2002

Cash Flows from Operating Activities:

Net earnings	$255,222	$196,870
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	60,686	57,066
Amortization of bond premium	1,079	—
Tax benefit from exercise of stock options	43,691	26,945
Deferred income taxes	2,575	(9,533)
(Increase) decrease in assets, net of effects of acquisitions:
Merchandise inventories	(182,532)	(219,192)
Other current assets	(24,799)	(22,041)
Other assets	(6,998)	195
Increase (decrease) in liabilities, net of effects of acquisitions:
Accounts payable	150,131	150,503
Accrued expenses and other current liabilities	33,789	54,351
Income taxes payable	(44,523)	(8,859)
Deferred rent and other liabilities	12,555	9,735

Net cash provided by operating activities	300,876	236,040

Cash Flows from Investing Activities:

Purchase of investment securities	(222,224)	(317,271)
Redemption of investment securities	252,770	70,000
Payment for acquisitions, net of cash acquired	(175,487)	(24,097)
Capital expenditures	(79,168)	(122,464)

Net cash used in investing activities	(224,109)	(393,832)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	49,109	21,327
Prepayment of acquired debt	(21,215)	—

Net cash provided by financing activities	27,894	21,327

Net increase (decrease) in cash and cash equivalents	104,661	(136,465)

Cash and cash equivalents:

Beginning of period	515,670	429,496
End of period	$620,331	$293,031

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

1)            Basis of Presentation

The accompanying consolidated financial statements, except for the March 1, 2003 consolidated balance sheet, have been prepared without audit.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of November 29, 2003 and March 1, 2003 and the results of their operations for both the three months and nine months ended November 29, 2003 and November 30, 2002, respectively, and their cash flows for the nine months ended November 29, 2003 and November 30, 2002, respectively. Because of the seasonality of the specialty retailing business, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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

Certain reclassifications have been made to the March 1, 2003 balance sheet to conform to the November 29, 2003 presentation.

2)            Stock-Based Compensation

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

Accordingly, no compensation cost has been recognized in connection with the stock option plans.  Set forth below are the Company’s net earnings and net earnings per share “as reported,” and as if compensation cost had been recognized (“pro forma”) in accordance with the fair value provisions of SFAS No. 148:

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except per share data)	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002

Net earnings:
As reported	$100,506	$75,112	$255,222	$196,870

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(7,810)	(6,238)	(22,284)	(19,903)

Pro forma	$92,696	$68,874	$232,938	$176,967

Net earnings per share:

Basic:
As reported	$0.34	$0.26	$0.86	$0.67
Pro forma	$0.31	$0.23	$0.79	$0.61

Diluted:
As reported	$0.33	$0.25	$0.84	$0.65
Pro forma	$0.31	$0.23	$0.78	$0.60

3)            Recently Adopted Accounting Pronouncements

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

4)            Investment Securities

Investment securities at November 29, 2003 consist primarily of U.S. Government Agency debt securities and municipal debt securities. Because the Company has the ability and intent to hold the securities until maturity, it classifies its securities as held-to-maturity. These investment securities are recorded at amortized or accreted cost, adjusted for the amortization of premiums or the accretion of discounts, where applicable.

Premiums and discounts are amortized and accreted, respectively, over the life of the related held-to-maturity securities as an adjustment to interest using the effective interest method. Interest income is recognized when earned.

5)            Earnings Per Share

The Company presents earnings per share on a basic and diluted basis.  Basic earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of stock options.

Options for which the exercise price was greater than the average market price of common shares for the three months and nine months ended November 29, 2003 and November 30, 2002 were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. These consisted of options totaling 103,900 and 268,200 for the three months and 669,027 and 131,465 for the nine months ended November 29, 2003 and November 30, 2002, respectively.

6)            Supplemental Cash Flow Information

The Company paid income taxes of $165.4 million and $115.4 million in the first nine months of fiscal 2003 and 2002, respectively.

7)            Acquisitions

On June 19, 2003, the Company acquired Christmas Tree Shops, Inc. (“CTS”). The results of CTS’s operations have been included in the consolidated financial statements since the date of acquisition. At the date of acquisition, CTS, headquartered in South Yarmouth, Massachusetts, operated 23 stores in 6 states.  CTS is a retailer of giftware and household items selling a broad assortment of merchandise in many categories including home décor, giftware, housewares, food, paper goods, and seasonal products at low prices.

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

The unaudited pro forma financial information presented below includes the reduction of net interest income due to the purchase price paid and the prepayment of CTS’s debt, the reduction of certain selling, general and administrative expenses directly attributable to the transaction, and the related pro forma income tax effects, in each case as if they occurred as of the beginning of each respective period.

	For the Three Months Ended		For the Nine Months Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
	(Unaudited)	(Pro Forma)	(Pro Forma)	(Pro Forma)

(in thousands, except per share data)

Net sales	$1,174,740	$1,050,990	$3,284,381	$2,901,764

Net earnings	100,506	83,717	258,231	212,763

Earnings per share:
Basic	0.34	0.29	0.87	0.73
Diluted	0.33	0.28	0.85	0.71

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended November 29, 2003 vs. Three Months Ended November 30, 2002

Net sales for the third quarter ended November 29, 2003 were $1.175 billion, an increase of $238.7 million or approximately 25.5% over net sales of $936.0 million for the corresponding quarter last year.  Approximately 31% of the increase was attributable to Bed Bath & Beyond new store sales and 49% of the increase was attributable to Christmas Tree Shops, Inc. (“CTS”) sales.  (See Note 7 “Acquisitions” in the notes to the unaudited consolidated financial statements).  The increase in comparable store sales in the third quarter of 2003 was 6.4%.  The increase in comparable store sales is due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings, a strong focus on customer service and the continued success of the Company’s advertising program.  Approximately 53% and 47% of Bed Bath & Beyond store sales for the third quarter were attributable to sales of domestics merchandise and home furnishings, respectively.

Gross profit for the third quarter of 2003 was $487.0 million or 41.5% of net sales, compared with $386.2 million or 41.3% of net sales during the third quarter of 2002.  The increase in gross profit as a percentage of net sales was primarily attributable to an improved markup on the mix of Bed Bath & Beyond product purchased partially offset by a lower markup on the mix of CTS product purchased.

Selling, general and administrative expenses (“SG&A”) were $325.5 million in the third quarter of 2003 compared with $267.0 million in the same quarter last year and as a percentage of net sales were 27.7% and 28.5%, respectively.  The decrease in SG&A as a percentage of net sales was primarily attributable to a decrease in costs associated with new store openings, occupancy costs and other store expenses, partially offset by an increase in payroll and payroll related items and advertising expenses.

As a result of the foregoing, operating profit increased to $161.5 million, compared with the $119.2 million during the third quarter of 2002.

Interest income was $2.0 million for the third quarter of 2003 compared to $2.9 million for the third quarter of 2002 due to a decrease in the average investment interest rate partially offset by an increase in cash invested.

The effective tax rate was 38.5% for both the third quarter of 2003 and 2002 due to the weighted average effective tax rate remaining consistent in the states in which the Company currently conducts its business.

As a result of the factors described above, net earnings increased to $100.5 million, compared with $75.1 million in the third quarter of 2002.

Nine Months Ended November 29, 2003 vs. Nine Months Ended November 30, 2002

Net sales for the nine months ended November 29, 2003 were $3.180 billion, an increase of $564.2 million or approximately 21.6% over net sales of $2.616 billion for the corresponding period last year. Approximately 44% of the increase was attributable to Bed Bath & Beyond new store sales and 34% of the increase was attributable to CTS sales.  The increase in comparable store sales for the first nine months of 2003 was 5.6%.  The increase in comparable store sales is due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings, a strong focus on customer service and the continued success of the Company’s advertising program.

Gross profit for the first nine months of 2003 was $1.313 billion or 41.3% of net sales, compared with $1.075 billion or 41.1% of net sales during the first nine months of 2002.  The increase in gross profit as a percentage of net sales was primarily attributable to an improved markup on the mix of Bed Bath & Beyond product purchased partially offset by a lower markup on the mix of CTS product purchased.

SG&A was $905.5 million in the first nine months of 2003 compared with $763.3 million in the same period last year and as a percentage of net sales were 28.5% and 29.2%, respectively.  The decrease in SG&A as a percentage of net sales was primarily attributed to a decrease in costs associated with new store openings, occupancy costs and other store expenses, partially offset by an increase in advertising expenses and payroll and payroll related items.

As a result of the foregoing, operating profit increased to $407.8 million, compared with the $311.6 million during the first nine months of 2002.

Interest income was $7.2 million for the first nine months of 2003 compared to $8.5 million for the first nine months of 2002 due to a decrease in the average investment interest rate partially offset by an increase in cash invested.

The effective tax rate was 38.5% for both the first nine months of 2003 and 2002 due to the weighted average effective tax rate remaining consistent in the states in which the Company currently conducts its business.

As a result of the factors described above, net earnings increased to $255.2 million, compared with $196.9 million in the first nine months of 2002.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores. As a result of this program, the Company operated 569 Bed Bath & Beyond stores and 30 Harmon stores at the end of the third quarter of 2003, compared with 489 Bed Bath & Beyond stores and 29 Harmon stores at the end of the corresponding quarter last year. Additionally, the Company acquired 23 CTS stores as of June 19, 2003 and subsequently opened one additional store in the second quarter of 2003 bringing the total number of CTS stores to 24.

At November 29, 2003, Company-wide total square footage was approximately 20.3 million square feet. Bed Bath & Beyond store space grew to approximately 19.2 million square feet at the end of the third quarter of 2003 from approximately 17.2 million square feet at the end of the third quarter of last year.

During the third quarter of fiscal 2003, the Company opened 55 Bed Bath & Beyond stores. Including the stores opened through the third quarter, the Company plans to open approximately 86 Bed Bath & Beyond stores by the end of the fiscal year.

Financial Condition

Total assets at November 29, 2003 were approximately $2.779 billion compared with approximately $2.189 billion at March 1, 2003.  The net increase of $590.2 million arose from an increase in current assets of $372.6 million and an increase in non-current assets of $217.6 million.

The $372.6 million increase in current assets was primarily attributable to a $104.7 million increase in cash and cash equivalents (which amount is net of acquisition payments of approximately $175.5 million relating to CTS) and a $252.1 million increase in merchandise inventories, which was principally the result of new Bed Bath & Beyond store space and the acquisition of CTS.

The $217.6 million increase in non-current assets was primarily attributable to a $130.4 million increase in goodwill and an $82.2 million increase in net property and equipment (both primarily the result of the acquisition of CTS).

Total liabilities at November 29, 2003 were $979.1 million compared with $736.9 million at March 1, 2003, an increase of $242.2 million.  The increase was primarily attributable to a $166.5 million increase in accounts payable resulting from an increase in Bed Bath & Beyond merchandise inventories and the acquisition of CTS, and a $93.8 million increase in accrued expenses and other current liabilities due to the continued expansion of Bed Bath & Beyond and the acquisition of CTS.

Shareholders’ equity was $1.800 billion at November 29, 2003 compared with $1.452 billion at March 1, 2003.  The increase primarily reflects net earnings for the first nine months of fiscal 2003 and additional paid in capital from the exercise of stock options.

Capital expenditures for the first nine months of fiscal 2003 were $79.2 million compared with $122.5 million for the corresponding period last year. The decrease was primarily attributable to expenditures for leasehold improvements, furniture, fixtures, and information technology for the 79 new Bed Bath & Beyond stores opened during the first nine months of fiscal 2003, compared to expenditures for furniture, fixtures, leasehold improvements and information technology for the 92 new Bed Bath & Beyond stores opened and two stores relocated in the same period last year.

For fiscal 2003, the Company believes that, following the acquisition of CTS, its current operating cash flow, working capital, and cash and cash equivalents on hand will be sufficient to meet its obligations in the ordinary course of business including capital expenditures and new store openings. (See Note 7 “Acquisitions” in the notes to the unaudited consolidated financial statements).

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In particular, judgment is used in areas such as the provision for sales returns, inventory valuation using the retail inventory method, impairment of assets, impairment of goodwill and indefinitely lived intangible assets, vendor allowances and accruals for self insurance, litigation and store openings, expansions, relocations and closings. Actual results could differ from these estimates.

Sales Returns: Sales returns, which are reserved for based on historical experience, are provided for in the period that the related sales are recorded.

Inventory Valuation: Bed Bath & Beyond merchandise inventories are stated at the lower of cost or market, using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. At any one time, inventories include items that have been marked down to the Company’s best estimate of their fair market value. Actual markdowns required could differ from this estimate.

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

Acquisitions

On June 19, 2003, the Company acquired Christmas Tree Shops, Inc. (“CTS”).  The results of CTS’s operations have been included in the consolidated financial statements since the date of acquisition. At the date of acquisition, CTS, headquartered in South Yarmouth, Massachusetts, operated 23 stores in 6 states.  CTS is a retailer of giftware and household items selling a broad assortment of merchandise in many categories including home décor, giftware, housewares, food, paper goods, and seasonal products at low prices.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities.  The Company’s market risks at November 29, 2003 are similar to those disclosed in Item 7a of the Company’s Form 10-K for the year ended March 1, 2003.  The Company continues to regularly evaluate these risks and continues to take measures to mitigate these risks.

Item 4.   Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.  The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a- 15(e) and 15d-15(e)) as of November 29, 2003 (the end of the period covered by this quarterly report).  Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

The Company furnished a report dated December 22, 2003, in reference to a press release in which the Company announced financial results for its fiscal third quarter ended November 29, 2003, pursuant to SEC interim filing guidance, and a press release in which the Company announced the election of a new director.

The Company filed a report dated October 10, 2003 in reference to a press release in which the Company announced the election of two new directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: January 12, 2004	By:	/s/ Eugene A. Castagna
Eugene A. Castagna
Vice President – Finance and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1

Agreement Terminating Agreements concerning “Split Dollar” Life Insurance Plan, dated May 9, 1994 and June 16, 1995, among the Company, Jay D. Waxenberg, as trustee of the Warren Eisenberg Life Insurance Trust, Warren Eisenberg and Maxine Eisenberg.

10.2

Agreement Terminating Agreements concerning “Split Dollar” Life Insurance Plan, dated May 9, 1994 and June 16, 1995, among the Company, Jay D. Waxenberg, as trustee of the Leonard Joseph Feinstein Life Insurance Trust and Leonard Feinstein.

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.