Form 10-K
period 2004-02-28
BED BATH & BEYOND INC
filed 2004-05-13
CIK 886158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended February 28, 2004

Commission File Number  0-20214

BED BATH & BEYOND INC.

(Exact name of registrant as specified in its charter)

New York	11-2250488
(State of incorporation)	(IRS Employer Identification No.)

650 Liberty Avenue, Union, New Jersey 07083
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 908/688-0888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (par value $ 0.01 per share)

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes    ☒     No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                           ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).         Yes    ☒     No   ☐

As of August 29, 2003, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the NASDAQ National Market) was $11,980,757,543.*

The number of shares outstanding of the issuer’s common stock (par value $0.01 per share) at May 5, 2004: 300,478,099.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for the 2004 Annual Meeting of Shareholders pursuant to Regulation 14A are incorporated by reference in Part III hereof.

*                                         For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 18,329,441 shares beneficially owned by directors and executive officers, including in the case of the Co-Chairmen trusts and foundations affiliated with them.  In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

PART I

Unless otherwise indicated, the term “Company” refers collectively to Bed Bath & Beyond Inc. and its subsidiaries as of February 28, 2004.  The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28.  Accordingly, fiscal 2003, 2002 and 2001 represented 52 weeks and ended on February 28, 2004, March 1, 2003 and March 2, 2002, respectively. Unless otherwise indicated, all references herein to periods of time (e.g., quarters and years) are to fiscal periods.

ITEM 1 - BUSINESS

Introduction

Bed Bath & Beyond Inc. operates specialty retail stores nationwide, including Bed Bath & Beyond stores (“BBB”), Harmon stores (“Harmon”) and Christmas Tree Shops stores (“CTS”).  The Company believes it is the nation’s largest operator of stores selling predominantly better quality domestics merchandise and home furnishings.

BBB stores are almost exclusively of a “big box” format.  BBB offers a wide assortment of merchandise at everyday low prices that are substantially below regular department store prices and generally comparable to or below department store sale prices.  BBB’s domestics merchandise line includes items such as bed linens, bath accessories and kitchen textiles, and BBB’s home furnishings line includes items such as cookware, dinnerware, glassware and basic housewares.  BBB believes that it offers a breadth and depth of selection in most of its product categories that exceeds what is generally available in department stores or other specialty retail stores and that this enables it to offer customers the convenience of one-stop shopping for most household items.

As of  February 28, 2004, BBB operated 575 stores in 44 states and one territory: Alabama (7), Arizona (9), Arkansas (3), California (67), Colorado (14), Connecticut (10), Delaware (1), Florida (48), Georgia (19), Idaho (3), Illinois (25), Indiana (12), Iowa (5), Kansas (6), Kentucky (4), Louisiana (10), Maine (2), Maryland (13), Massachusetts (10), Michigan (24), Minnesota (8), Mississippi (2), Missouri (10), Nebraska (1), Nevada (5), New Hampshire (4), New Jersey (26), New Mexico (2), New York (31), North Carolina (16), North Dakota (2), Ohio (21), Oklahoma (4), Oregon (7), Pennsylvania (22), Rhode Island (3), South Carolina (10), Tennessee (13), Texas (47), Utah (6), Vermont (1), Virginia (19), Washington (15), Wisconsin (6), and Puerto Rico (2).  These stores principally range in size from 20,000 square feet to 50,000 square feet, with some exceeding 80,000 square feet, and carry BBB’s full line of both domestics merchandise and home furnishings.

CTS is a retailer of giftware and household items selling a broad assortment of domestics merchandise and home furnishings at low prices in many categories including home décor, giftware, housewares, food, paper goods, and seasonal products. As of February 28, 2004, CTS operated 24 stores in 6 states.

Harmon is a health and beauty care retailer, which operated 30 stores in 3 states as of February 28, 2004.

History

The Company was founded in 1971 by Leonard Feinstein and Warren Eisenberg, the Co-Chairmen of the Company. Each has more than 40 years of experience in the retail industry.

The Company commenced operations in 1971 with the opening of two stores, one in New York and one in New Jersey.  These stores sold primarily bed linens and bath accessories.  In 1985, the Company introduced its first store carrying a full line of domestics merchandise and home furnishings.  The Company began using the name “Bed Bath & Beyond” in 1987 in order to reflect the expanded product line offered by its stores and to distinguish its stores from conventional specialty retail stores offering only domestics merchandise or home furnishings. In March 2002, the Company entered the health and beauty care market with the acquisition of Harmon and in June 2003, the Company added to its domestics merchandise and home furnishings market offerings with the acquisition of CTS.

The Company has been engaged in an ongoing expansion program involving the opening of new BBB stores (including 85 in fiscal 2003, 95 in fiscal 2002, and 85 in fiscal 2001) and the expansion and relocation of existing BBB stores (including two in fiscal 2003 and two in fiscal 2002).  As a result of its expansion program, BBB’s store space has increased from approximately 917,000 square feet at the beginning of fiscal 1992 to approximately 19,353,000 square feet at the end of fiscal 2003.  The Company intends to continue its expansion program and currently plans to open new BBB, Harmon and CTS stores in fiscal 2004.

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

•                                          fine tabletop and giftware: formal dinnerware china, fine crystal stemware and barware, crystal giftware, metal giftware, flatware, decanters and carafes, and decorative vases and bowls.

•                                          basic housewares: storage items, closet-related items (such as hangers, organizers and shoe racks), general housewares (such as brooms, garbage pails and ironing boards), lifestyle accessories (such as lamps, chairs, ready to assemble furniture, furniture covers, accent rugs, and clocks) and small electric appliances (such as blenders, food processors, coffee makers, vacuums, irons, toaster ovens, hair dryers, heaters and humidifiers).

•                                          general home furnishings: gift wrap, candles, personal care products (such as soaps, lotions and other health and beauty care items), picture frames, wall art, juvenile items (such as toys and children’s books), artificial plants and flowers and seasonal merchandise (such as summer and holiday-related items).

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

BBB’s merchandise consists primarily of better quality merchandise typically found at better department stores.  For those product lines that have brand names associated with them, BBB generally offers leading brand name merchandise (including Aero, All-Clad, American Pacific, Braun, Calphalon, Cannon, Conair, Croscill,

Cuisinart,  J.A. Henckels, Homedics, KitchenAid, Krups, Laura Ashley, Lenox, Mikasa, Nambe, Nautica, Nicole Miller, Noritake, Oxo, Portmeirion, Rowenta, Rubbermaid, Springs, Villeroy & Boch, Wamsutta, Wedgewood, Westpoint Stevens and Yankee Candle).

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

The Company seeks to make shopping at its stores as pleasant and convenient as possible.  Each area within a BBB store is staffed with knowledgeable sales associates who are available to assist customers in choosing merchandise, to answer questions and to resolve any issues that may arise.  In order to make checking out convenient, checkout lines are continually monitored and additional cashiers are added as necessary in order to minimize waiting time.  Most BBB stores are open seven days (and six evenings) a week in order to enable customers to shop at times that are convenient for them.

BBB’s website, www.bedbathandbeyond.com, which customers can generally access 24 hours a day, seven days a week, offers a broad range of online services and features, including online shopping and gift registry.  BBB believes that its E-Service efforts have been well received by its customers.

Advertising

In general, the Company relies on “word of mouth advertising” and its reputation for offering a wide assortment of quality merchandise at everyday low prices, supplemented by the use of paid advertising.  The Company mails full-color circulars and other advertising pieces as its primary vehicles of paid advertising.  Also, to support the opening of new stores, the Company uses “grand opening” full-color circulars and newspaper advertising.  The Company believes that its ability to rely primarily on “word of mouth advertising” will continue and that its limited use of paid advertising permits it to spend less on advertising than a number of its competitors.

Expansion

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores. In the twelve year period from the beginning of fiscal 1992 to the end of fiscal 2003 the BBB chain has grown from 34 stores to 575 stores.  Total BBB square footage grew from approximately 917,000 square feet at the beginning of fiscal 1992 to approximately 19,353,000 square feet at the end of fiscal 2003.  During fiscal 2003, BBB opened 85 new stores and relocated two stores which resulted in the addition of approximately 2,098,000 square feet of store space.  Harmon has grown from 27 stores, upon acquisition, to 30 stores, with the addition of one store in fiscal 2003, and occupied approximately 204,000 square feet at the end of fiscal 2003. CTS has grown from 23 stores, upon acquisition, to 24 stores, with the addition of one store in fiscal 2003, and occupied approximately 915,000 square feet at the end of fiscal 2003.

The table below sets forth information concerning BBB’s expansion program for the periods indicated:

				Store Space		Number of Stores
Year	Relocated Stores (1)	New Stores (2)	Closed Stores	Beginning of Year	End of Year	Beginning of Year	End of Year
				(in square feet)

1992	5	4	0	917,000	1,128,000	34	38
1993	4	9	2	1,128,000	1,512,000	38	45
1994	4	16	0	1,512,000	2,339,000	45	61
1995	2	19	0	2,339,000	3,214,000	61	80
1996	2	28	0	3,214,000	4,347,000	80	108
1997	3	33	0	4,347,000	5,767,000	108	141
1998	3	45	0	5,767,000	7,688,000	141	186
1999	4	55	0	7,688,000	9,815,000	186	241
2000	2	70	0	9,815,000	12,204,000	241	311
2001	0	85	0	12,204,000	14,724,000	311	396
2002	2	95	1	14,724,000	17,255,000	396	490
2003	2	85	0	17,255,000	19,353,000	490	575

(1)    A relocated store is an existing store that was either expanded or relocated to a new store in the same area.

(2)    Excludes any relocated store.

The Company intends to continue its expansion program and believes that the continued growth of the Company is dependent, in large part, on the success of this program.  As part of its expansion program, the Company expects to open new stores and, in addition, expects to expand existing stores as opportunities arise.

The Company expects to open new stores in new and existing markets.  In determining where to open new BBB stores, the Company evaluates a number of factors, including the availability of prime real estate and demographic information (such as data relating to income and education levels, age and occupation). The Company believes that because BBB does not use central distribution centers, and since BBB relies on paid advertising to only a limited extent, it has the flexibility to enter a new market with only one or two BBB stores. The Company will consider opening additional stores in that market after the stores have been proven successful. The Company currently plans to open new BBB, Harmon and CTS stores in fiscal 2004.

The Company has built its management structure with a view towards its expansion and believes that, as a result, the Company has the management depth necessary to support its anticipated expansion program.  Each of BBB’s area managers typically supervises up to three BBB stores and district managers typically supervise four to ten stores.

Store Operations

Merchandising

BBB maintains its own central buying group.  The merchandise mix for each BBB store is initially selected by the central buying group, in consultation with store managers and other local store personnel.  The central buying group is generally responsible for the procurement of merchandise, including: selecting the merchandise, ordering the initial inventory required upon the opening of each BBB store, ordering the first shipment of any new product line that may be subsequently added to a store’s merchandise mix and ordering seasonal merchandise.

After a BBB store is opened, local store personnel are primarily responsible for monitoring inventory levels and reordering merchandise as required.  In addition, local store personnel are encouraged to monitor local sales trends and market conditions and tailor the merchandise mix as appropriate to respond to changing trends and conditions. The Company believes that its policy of having the reordering function for BBB stores performed at the local store level, rather than centrally, and having local store personnel determine the appropriate quantity to reorder, encourages entrepreneurship at the store level.  In addition, this better ensures that in-stock availability will be maintained in accordance with the specific requirements of each store.  The factors taken into account in selecting the merchandise mix for a particular BBB store include store size and configuration and local market conditions such as climate and demographics.

The Company purchases its merchandise from more than 3,900 suppliers.  In fiscal 2003, the Company’s largest supplier accounted for approximately 5% of the Company’s merchandise purchases and the Company’s 10 largest suppliers accounted for approximately 23% of such purchases.  The Company purchases substantially all of its merchandise in the United States, the majority from domestic manufacturers and the balance from importers. The Company purchases a small amount of its merchandise directly from overseas sources.  The Company has no long-term contracts for the purchase of merchandise.  The Company believes that most merchandise, other than brand name goods, is available from a variety of sources and that most brand name goods can be replaced with comparable merchandise.

Warehousing

Merchandise is primarily shipped directly to each BBB store from its vendors, making it unnecessary for BBB to maintain central distribution centers.  As a result of the floor to ceiling displays typically used by BBB, a substantial amount of merchandise is displayed on the sales floor of each store at all times.  Additional merchandise not displayed on the sales floor is stored in warehouse space within or near the store (with an estimated 10% to 15% of the BBB store space dedicated to warehouse and receiving space).  In the case of a few stores, merchandise is also stored at nearby supplemental storage space leased by the Company.  At present, the warehouse space included in BBB’s stores provides approximately 88% of BBB’s warehouse space requirements and such nearby supplemental storage space provides the balance.

CTS and Harmon maintain central distribution centers of approximately 537,000 and 78,000 square feet, respectively. These distribution centers are responsible for shipping the majority of merchandise to their respective stores.

Management

The Company encourages responsiveness and entrepreneurship at the store level by providing its managers with a relatively high degree of autonomy relating to operations and merchandising.  This is reflected in the Company’s policy of encouraging managers to tailor the merchandise mix of each store in response to local sales trends and market conditions.

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

Employees

As of February 28, 2004, the Company employed approximately 29,000 persons, of whom approximately 15,000 were full-time employees and approximately 14,000 were part-time employees.  The Company believes that its relations with its employees are excellent and that the labor turnover rate among its management employees is lower than that experienced within the industry.

Seasonality

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December, and generally lower in February and March.

Inflation

The Company does not believe that its operating results have been materially affected by inflation during the past year.  There can be no assurance; however, that the Company’s operating results will not be affected by inflation in the future.

Competition

The market for domestics merchandise and home furnishings is fragmented and highly competitive.  While the Company believes it is the preeminent marketer in its segment of the home goods industry, its BBB stores compete directly with a small number of store chains selling domestics merchandise and home furnishings. In addition, BBB stores compete with many different types of retail stores that sell many or most of the same products. Such competitors include:  (i) better department stores, which often carry many of the same product lines as BBB stores but do not typically have the same depth or breadth of product selection, (ii) specialty stores (such as specialty linens or housewares retailers), which often have a depth of product selection but typically carry only a limited portion of the product lines carried by BBB stores, and (iii) discount and mass merchandise stores. In addition, BBB stores compete, to a more limited extent, with factory outlet stores that typically offer limited quantities or limited lines of better quality merchandise at discount prices.

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

The visibility of the Company has encouraged competitors to imitate BBB stores’ format and methods.  Other retail chains continue to introduce new store concepts that include many of the product lines carried by BBB stores.  There can be no assurance that the operation of store competitors, including those companies operating stores similar to those of BBB, will not have a material effect on the Company.

Tradenames and Service Marks

The Company uses the nationally recognized “Bed Bath & Beyond” name and logo and the “Beyond any store of its kind” tag line as service marks in connection with retail services.  The Company has registered these marks and others, including names and logos of Harmon and CTS, with the United States Patent and Trademark Office. The Company also has registered or has applications pending with the trademark registries of several foreign countries.  Management believes that its name recognition and service marks are important elements of the Company’s merchandising strategy.

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

Executive Officers of the Registrant

The following table sets forth the name, age and business experience of the Executive Officers of the Registrant:

Name	Age	Positions

Warren Eisenberg	73	Co-Chairman

Leonard Feinstein	67	Co-Chairman

Steven H. Temares	45	President, Chief Executive Officer and Director

Arthur Stark	49	Chief Merchandising Officer and Senior Vice President

Matthew Fiorilli	47	Senior Vice President – Stores

Eugene A. Castagna	38	Vice President-Finance and Assistant Treasurer, Principal Financial Officer and Principal Accounting Officer

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

Mr. Temares joined the Company in 1992.  Mr. Temares has been Chief Executive Officer of the Company since April 2003.  Additionally, he has been President since January 1999.  Mr. Temares served as Chief Operating Officer from 1997 to 2003.  Mr. Temares served as Executive Vice President from 1997 to 1999 and previously was Director of Real Estate and General Counsel.

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

ITEM 2 - PROPERTIES

The Company’s stores are principally located in suburban areas of medium and large-sized cities.  These stores are situated in strip and power strip shopping centers, as well as in major off-price and conventional malls, and free standing buildings.

The Company’s 575 BBB stores are located in 44 states and one territory and range in size from approximately 7,000 to 100,000 square feet, but are predominantly between 20,000 square feet and 50,000 square feet.  Approximately 85% to 90% of store space is used for selling areas and the balance for warehouse, receiving and office space.

The Company’s 24 CTS stores are located in the Northeast and range in size from approximately 11,000 square feet to 58,000 square feet, but are predominantly between 30,000 square feet and 50,000 square feet.  Approximately 70% of store space is used for selling areas and the balance for warehouse, receiving and office space.

The Company’s 30 Harmon stores are located in New York, New Jersey and Connecticut and range in size from approximately 5,000 square feet to 9,000 square feet.  Approximately 85% of store space is used for selling areas and the balance for warehouse, receiving and office space.

The tables below set forth the number of BBB, Harmon and CTS stores located in each state or territory as of February 28, 2004:

BED BATH & BEYOND

Alabama	7
Arizona	9
Arkansas	3
California	67
Colorado	14
Connecticut	10
Delaware	1
Florida	48
Georgia	19
Idaho	3
Illinois	25
Indiana	12
Iowa	5
Kansas	6
Kentucky	4
Louisiana	10
Maine	2
Maryland	13
Massachusetts	10
Michigan	24
Minnesota	8
Mississippi	2
Missouri	10
Nebraska	1
Nevada	5
New Hampshire	4
New Jersey	26
New Mexico	2
New York	31
North Carolina	16
North Dakota	2
Ohio	21
Oklahoma	4
Oregon	7
Pennsylvania	22
Rhode Island	3
South Carolina	10
Tennessee	13
Texas	47
Utah	6
Vermont	1
Virginia	19
Washington	15
Wisconsin	6

Puerto Rico	2
Total	575

CHRISTMAS TREE SHOPS

Connecticut	3
Maine	1
Massachusetts	14
New Hampshire	2
New York	2
Rhode Island	2
Total	24

HARMON

Connecticut	1
New Jersey	22
New York	7
Total	30

The Company currently leases primarily all of its existing stores.  The leases provide for original lease terms that generally range from five to twenty years and certain leases provide for renewal options that range from five to fifteen years, often at increased rents.  Certain leases provide for scheduled rent increases (which, in the case of fixed increases, the Company accounts for on a straight-line basis over the noncancelable lease term) and/or for contingent rent (based upon store sales exceeding stipulated amounts).

The Company also leases merchandise storage space in nine locations totaling approximately 335,000 square feet servicing BBB stores and in one location of approximately 78,000 square feet servicing Harmon stores. This space is used to supplement the warehouse facilities in the Company’s stores in proximity to these locations.  One of these locations also provides fulfillment for BBB’s E-Service activities. In addition, the Company owns a distribution center of approximately 537,000 square feet servicing CTS stores.  See Item 1 “Business—Store Operations—Warehousing.”

The Company also leases a combined total of 264,000 square feet in three locations (Union, New Jersey; Farmingdale, New York; and South Yarmouth, Massachusetts) for its corporate office and procurement functions.

ITEM 3 - LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended February 28, 2004.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The following table sets forth the high and low reported closing prices of the Company’s common stock on the NASDAQ National Market System for the periods indicated.

	High	Low
Fiscal 2002:
1st Quarter	$37.17	$31.45
2nd Quarter	37.74	26.95
3rd Quarter	37.29	30.16
4th Quarter	36.79	31.70

Fiscal 2003:
1st Quarter	$41.79	$30.30
2nd Quarter	43.80	37.10
3rd Quarter	43.35	38.27
4th Quarter	43.35	39.00

The common stock is quoted through the NASDAQ National Market System under the symbol BBBY.  On May 5, 2004, there were approximately 727 shareholders of record of the common stock (without including individual participants in nominee security position listings).  On May 5, 2004, the last reported sale price of the common stock was $37.11.

The Company has not paid cash dividends on its common stock since its 1992 initial public offering and does not currently plan to pay dividends on its common stock.  The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition and requirements, business conditions and other factors.  See Item 8 - Financial Statements and Supplementary Data.

ITEM 6 - SELECTED FINANCIAL DATA

Consolidated Selected Financial Data

	Fiscal Year Ended (1)
(in thousands, except per share and selected operating data)	February 28, 2004	March 1, 2003	March 2, 2002	March 3, 2001	February 26, 2000

Statement of Earnings Data:

Net sales	$4,477,981	$3,665,164	$2,927,962	$2,396,655	$1,857,505

Gross profit	1,876,664	1,518,547	1,207,566	986,459	766,801

Operating profit	639,343	480,057	346,100	272,838	209,340

Net earnings	399,470	302,179	219,599	171,922	131,229

Net earnings per share - Diluted (2)	$1.31	$1.00	$0.74	$0.59	$0.46

Selected Operating Data:

Number of stores open (at period end)	629	519	396	311	241

Total square feet of store space (at period end)	20,472,000	17,452,000	14,724,000	12,204,000	9,815,000

Percentage increase in comparable store sales	6.3%	7.9%	7.1%	5.0%	9.2%

Balance Sheet Data (at period end):

Working capital	$1,199,752	$914,220	$715,439	$532,524	$360,585

Total assets	2,865,023	2,188,842	1,647,517	1,195,725	865,800

Long-term debt	—	—	—	—	—

Shareholders’ equity	$1,990,820	$1,451,921	$1,094,350	$817,018	$559,045

(1) Each fiscal year represents 52 weeks, except for fiscal 2000 (ended March 3, 2001) which represents 53 weeks.

(2) The net earnings per share amount for fiscal 2000 has been adjusted for a two-for-one stock split of the Company’s common stock (which was effected in the form of a 100% stock dividend), which was distributed in fiscal 2000.  The Company has not declared any cash dividends in any of the fiscal years noted above.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In fiscal 2003, the Company’s consolidated net sales increased by 22.2% and net earnings increased by 32.2%.  Contributing to this increase was the expansion of Bed Bath & Beyond (“BBB”) store space by 12.2%, from 17,255,000 square feet at fiscal year end 2002 to 19,353,000 square feet at fiscal year end 2003.  The 2,098,000 square feet increase was primarily the result of opening 85 new BBB stores and relocating two existing stores.  In fiscal 2002, the Company expanded BBB store space by 17.2%, or 2,531,000 square feet, from 14,724,000 square feet at fiscal year end 2001.  The 2,531,000 square feet increase was the result of opening 95 new stores offset by the closing of one small store.

Also contributing to these increases in fiscal 2003 and 2002 were two acquisitions made by the Company.  In June 2003, the Company acquired Christmas Tree Shops, Inc. (“CTS”) for approximately $194.4 million, net of cash acquired, plus the costs of the acquisition, which includes $175.5 million of cash and $18.9 million in deferred payments payable in cash over the next three years.  CTS is a retailer of giftware and household items selling a broad assortment of domestics merchandise and home furnishings at low prices in many categories including home décor, giftware, housewares, food, paper goods, and seasonal products.  CTS’ results of operations are included in the Company’s consolidated results of operations since the date of acquisition.  In March 2002, the Company acquired Harmon Stores, Inc. (“Harmon”), a health and beauty care retailer, for approximately $24.1 million, net of cash acquired.  Harmon’s results of operations are included in the Company’s consolidated results of operations since the date of acquisition.  On a combined basis, CTS and Harmon store space totaled 1,119,000 square feet at February 28, 2004.

Comparable store sales for fiscal 2003 increased by approximately 6.3% as compared with an increase of approximately 7.9% and 7.1% in fiscal 2002 and 2001, respectively.  The fiscal 2003 increase in comparable store sales reflected a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings, a strong focus on customer service and the continued success of the Company’s advertising program.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long-term objectives.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (i) selected statement of earnings data of the Company expressed as a percentage of net sales and (ii) the percentage change in dollar amounts from the prior year in selected statement of earnings data:

	Fiscal Year Ended
	Percentage of Net Sales			Percentage Change from Prior Year
	February 28, 2004	March 1, 2003	March 2, 2002	February 28, 2004	March 1, 2003

Net sales	100.0%	100.0%	100.0%	22.2%	25.2%

Cost of sales	58.1	58.6	58.8	21.2	24.8

Gross profit	41.9	41.4	41.2	23.6	25.8

Selling, general and administrative expenses	27.6	28.3	29.4	19.1	20.5

Operating profit	14.3	13.1	11.8	33.2	38.7

Earnings before provision for income taxes	14.5	13.4	12.2	32.2	37.6

Net earnings	8.9	8.2	7.5	32.2	37.6

Net Sales

Net sales in fiscal 2003 increased $812.8 million to $4.478 billion, representing an increase of 22.2% over the $3.665 billion of net sales in fiscal 2002, which increased $737.2 million or 25.2% over net sales of $2.928 billion in fiscal 2001. Approximately 41% of the increase in fiscal 2003 was attributable to BBB new store sales and 34% of the increase was attributable to the net sales of CTS, which was acquired in June 2003.  The increase in comparable store sales for fiscal 2003 of 6.3% was due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings, a strong focus on customer service and the continued success of the Company’s advertising program.  For fiscal 2002, new store sales contributed approximately 68% to the increase in net sales and the balance to an increase in comparable store sales and the acquisition of Harmon in March 2002.

Sales of domestics merchandise accounted for approximately 51%, 55% and 54% of net sales in fiscal 2003, 2002 and 2001, respectively, of which the Company estimates that bed linens accounted for approximately 16%, 19% and 19% of net sales in fiscal 2003, 2002 and 2001, respectively.  The remaining net sales in fiscal 2003, 2002 and 2001 of 49%, 45% and 46%, respectively, represented sales of home furnishings.  The change in the product mix between fiscal 2003 and 2002 is primarily the result of the acquisition of CTS.  No other individual product category accounted for 10% or more of net sales during fiscal 2003, 2002 or 2001.

Gross Profit

Gross profit in fiscal 2003, 2002 and 2001 was $1.877 billion or 41.9% of net sales, $1.519 billion or 41.4% of net sales and $1.208 billion or 41.2% of net sales, respectively.  The increase in gross profit between fiscal 2003 and 2002 as a percentage of net sales was primarily attributable to improvements in both the markup and in markdowns taken.  The slight increase in gross profit between fiscal 2002 and 2001 was the result of improvements in markup on the mix of product purchased in fiscal 2002 offset by the relative increase in markdowns recorded in fiscal 2002 as compared to fiscal 2001.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were $1.237 billion or 27.6% of net sales in fiscal 2003 compared to $1.038 billion or 28.3% of net sales in fiscal 2002.  The decrease in SG&A as a percentage of net sales primarily reflects a decrease in occupancy costs, other store expenses and costs associated with new store openings, partially offset by an increase in litigation expense and net advertising costs.  Store opening and expansion costs are charged to earnings as incurred.

SG&A as a percentage of net sales decreased to 28.3% in fiscal 2002 from 29.4% in fiscal 2001 primarily as a result of a decrease in occupancy costs and costs associated with new store openings, partially offset by an increase in payroll and payroll related items.  SG&A in fiscal 2002 was $1.038 billion as compared to $861.5 million in fiscal 2001.

Interest income

Interest income decreased to $10.2 million in fiscal 2003 compared to $11.3 million in fiscal 2002 due to a decrease in the average investment interest rate partially offset by an increase in cash invested.  However, interest income increased in fiscal 2002 from $11.0 million in fiscal 2001 due to the increase in invested cash partially offset by a decrease in the average investment rate.

Income taxes

The effective tax rate was 38.5% for fiscal 2003, 2002 and 2001 due to the weighted average effective tax rate remaining consistent in the states and territory in which the Company currently conducts business.

EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores.  In the twelve year period from the beginning of fiscal 1992 to the end of fiscal 2003, the chain has grown from 34 to 575 BBB stores. Total BBB stores’ square footage grew from 917,000 square feet at the beginning of fiscal 1992 to 19,353,000 square feet at the end of fiscal 2003.  There were 30 Harmon stores with 204,000 square feet at the end of fiscal 2003.  There were 24 CTS stores with 915,000 square feet at the end of fiscal 2003.

The Company intends to continue its expansion program and currently plans to open new BBB, Harmon and CTS stores in fiscal 2004 (see details under “Liquidity and Capital Resources” below).  The Company believes that a predominant portion of any increase in its net sales in fiscal 2004 will continue to be attributable to new store net sales. Accordingly, the continued growth of the Company is dependent, in large part, upon the Company’s ability to execute its expansion program successfully, of which there can be no assurance.

LIQUIDITY AND CAPITAL RESOURCES

The Company has been able to finance its operations, including its expansion program, through internally generated funds.  Net cash provided by operating activities in fiscal 2003 was $548.4 million, compared with $419.3 million in fiscal 2002.  The increase in net cash provided by operating activities was primarily attributable to an increase in net income, an increase in the tax benefit received from the exercise of stock options and improved management of working capital, partially offset by a decrease in income taxes payable due to an increase in tax payments.

Net cash used in investing activities in fiscal 2003 was $292.5 million compared with $357.4 million in fiscal 2002.  The change in net cash used in investing activities was primarily attributable to an increase in the redemption of investment securities partially offset by the acquisition of CTS.  The aggregate all cash purchase price of CTS, including the cost of the acquisition, was approximately $194.4 million, net of cash acquired, which includes $175.5 million of cash and $18.9 million in deferred payments payable in cash over the next three years.  The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.”

Net cash provided by financing activities in fiscal 2003 was $53.4 million, compared with $24.2 million in fiscal 2002. The change in net cash provided by financing activities was attributable to an increase in proceeds from the exercise of stock options partially offset by the prepayment of CTS’ debt in conjunction with the acquisition.

At February 28, 2004, the Company maintained two uncommitted lines of credit of $75 million and $50 million, which expire in September 2004 and November 2004, respectively.  These uncommitted lines of credit are currently used for letters of credit in the ordinary course of business.  It is the Company’s intent to maintain an uncommitted line of credit for these purposes.  During fiscal 2003, the Company did not have any direct borrowings under the uncommitted lines of credit.  As of February 28, 2004, there was approximately $15.0 million in outstanding letters of credit.  In addition, at February 28, 2004, the Company maintained unsecured standby letters of credit of $40 million, primarily for certain insurance programs, of which approximately $35.8 million was outstanding. The Company believes that during fiscal 2004, internally generated funds will be sufficient to fund its operations, including its expansion program.

The Company has contractual obligations consisting mainly of operating leases for store, office and other facilities and equipment and purchase obligations which are payable as of February 28, 2004 as follows:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating Lease Obligations	$2,727,162	$273,934	$842,674	$514,046	$1,096,508
Purchase Obligations	643,994	643,994	—	—	—

Total Contractual Obligations	$3,371,156	$917,928	$842,674	$514,046	$1,096,508

As of February 28, 2004, the Company has leased sites for 57 new stores planned for opening in fiscal 2004 or 2005, which are included in the table above.  Approximate aggregate costs for the 57 leased stores are estimated at $79.9 million for merchandise inventories, $43.1 million for furniture and fixtures and leasehold improvements and $11.8 million for store opening expenses (which will be expensed as incurred).

Purchase obligations consist of purchase orders for merchandise and capital expenditures.  Typically, these purchase orders, which are not included in the Company’s consolidated balance sheet as of February 28, 2004, allow the Company to cancel the orders without recourse.

SEASONALITY

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December and generally lower in February and March.

INFLATION

The Company does not believe that its operating results have been materially affected by inflation during the past year.  There can be no assurance, however, that the Company’s operating results will not be affected by inflation in the future.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In particular, judgment is used in areas such as the provision for sales returns, inventory valuation, impairment of long-lived assets, goodwill and other indefinitely lived intangible assets, vendor allowances and accruals for self insurance, litigation and store opening, expansion, relocation and closing costs.  Actual results could differ from these estimates.

Sales Returns: Sales returns, which are reserved for based on historical experience, are provided for in the period that the related sales are recorded.

Inventory Valuation: Merchandise inventories are stated at the lower of cost or market, generally using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. In addition, the Company estimates a reserve for expected shrinkage throughout the year, based on historical shrinkage.  Actual shrinkage is recorded at year-end based on the results of the Company’s physical inventory count. At any one time, inventories include items that have been marked down to the Company’s best estimate of their fair market value. Actual markdowns required could differ from this estimate.

Impairment of Long-Lived Assets: The Company reviews long-lived assets for impairment by comparing the carrying value of the assets with their estimated future undiscounted cash flows when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values.  If it is determined that an impairment loss has occurred, the loss would be recognized during that period.  The impairment loss is calculated as the difference between asset carrying values and the present value of the estimated net cash flows.  The Company does not believe that any material impairment currently exists related to its long-lived assets.

Goodwill and Other Indefinitely Lived Intangible Assets: The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually and otherwise when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values.  Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value.  The Company does not believe that any material impairment currently exists related to its goodwill and indefinitely lived intangible assets.

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

Self Insurance: The Company uses self insurance for a number of risks including worker’s compensation, general liability, automobile liability and employee related health care benefits (a portion of which is paid by our employees).  Liabilities associated with these risks are estimated by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

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

Store Opening, Expansion, Relocation and Closing Costs: Store opening, expansion, relocation and closing costs are charged to earnings as incurred.  Prior to the adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which was effective for any exit or disposal activity initiated after December 31, 2002, costs related to store relocations and closings were provided for in the period in which management approved the relocation or closing of a store.  Actual costs related to store relocations and closings could differ from these estimates.

FORWARD LOOKING STATEMENTS

This Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Shareholder Letter, contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward looking statements as a result of many factors that may be outside the Company’s control. Such factors include, without limitation: general economic conditions, changes in the retailing environment and consumer spending habits, demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; unusual weather patterns; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the ability to find suitable locations at reasonable occupancy costs to support the Company’s expansion program; and the cost of labor, merchandise and other costs and expenses.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company is adverse to loss of principal and seeks to preserve its invested funds by limiting market risk. The Company’s investment securities consist of fixed rate instruments.  The Company’s investments include cash and cash equivalents of $825.0 million, short term investment securities of $41.6 million and long term investment securities of $210.8 million at weighted average interest rates as of February 28, 2004 of 1.02%, 2.52% and 2.10%, respectively.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

1)              Consolidated Balance Sheets as of February 28, 2004 and March 1, 2003

2)              Consolidated Statements of Earnings for the fiscal years ended February 28, 2004, March 1, 2003 and March 2, 2002

3)              Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 28, 2004, March 1, 2003 and March 2, 2002

4)              Consolidated Statements of Cash Flows for the fiscal years ended February 28, 2004, March 1, 2003 and March 2, 2002

5)              Notes to Consolidated Financial Statements

6)              Independent Auditors’ Report

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	February 28, 2004	March 1, 2003

Assets
Current assets:
Cash and cash equivalents	$825,015	$515,670
Short term investment securities	41,580	100,927
Merchandise inventories	1,012,334	915,671
Other current assets	90,357	62,123

Total current assets	1,969,286	1,594,391

Long term investment securities	210,788	148,005
Property and equipment, net	516,164	423,907
Goodwill	147,269	15,556
Other assets	21,516	6,983

	$2,865,023	$2,188,842

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$398,650	$362,965
Accrued expenses and other current liabilities	337,039	246,198
Income taxes payable	33,845	71,008

Total current liabilities	769,534	680,171

Deferred rent and other liabilities	104,669	56,750

Total liabilities	874,203	736,921

Commitments and contingencies (notes 4, 8 and 10)

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued and outstanding - February 28, 2004, 300,278 shares and March 1, 2003, 294,430 shares	3,003	2,944
Additional paid-in capital	433,404	294,034
Retained earnings	1,554,413	1,154,943

Total shareholders’ equity	1,990,820	1,451,921

	$2,865,023	$2,188,842

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

Bed Bath & Beyond Inc. and Subsidiaries

	FISCAL YEAR ENDED
(in thousands, except per share data)	February 28, 2004	March 1, 2003	March 2, 2002

Net sales	$4,477,981	$3,665,164	$2,927,962

Cost of sales	2,601,317	2,146,617	1,720,396

Gross profit	1,876,664	1,518,547	1,207,566

Selling, general and administrative expenses	1,237,321	1,038,490	861,466

Operating profit	639,343	480,057	346,100

Interest income	10,202	11,291	10,972

Earnings before provision for income taxes	649,545	491,348	357,072

Provision for income taxes	250,075	189,169	137,473

Net earnings	$399,470	$302,179	$219,599

Net earnings per share - Basic	$1.35	$1.03	$0.76

Net earnings per share - Diluted	$1.31	$1.00	$0.74

Weighted average shares outstanding - Basic	296,854	292,927	289,877

Weighted average shares outstanding - Diluted	304,690	301,147	298,667

Consolidated Statements of Shareholders’ Equity

Bed Bath & Beyond Inc. and Subsidiaries

(in thousands)			ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TOTAL
	COMMON STOCK
	SHARES	AMOUNT
Balance at March 3, 2001	287,890	$2,879	$180,974	$633,165	$817,018

Net earnings				219,599	219,599

Shares sold under employee stock option plans, including tax benefit	3,551	35	57,698		57,733

Balance at March 2, 2002	291,441	2,914	238,672	852,764	1,094,350

Net earnings				302,179	302,179

Shares sold under employee stock option plans, including tax benefit	2,989	30	55,362		55,392

Balance at March 1, 2003	294,430	2,944	294,034	1,154,943	1,451,921

Net earnings				399,470	399,470

Shares sold under employee stock option plans, including tax benefit	5,848	59	139,370		139,429

Balance at February 28, 2004	300,278	$3,003	$433,404	$1,554,413	$1,990,820

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Bed Bath & Beyond Inc. and Subsidiaries

	FISCAL YEAR ENDED
(in thousands)	February 28, 2004	March 1, 2003	March 2, 2002
Cash Flows from Operating Activities:
Net earnings	$399,470	$302,179	$219,599
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	84,645	74,825	62,547
Amortization of bond premium	1,185	985	—
Tax benefit from exercise of stock options	64,832	31,176	31,980
Deferred income taxes	(3,061)	(13,291)	1,733
(Increase) decrease in assets, net of effects of acquisitions:
Merchandise inventories	(27,058)	(145,789)	(147,268)
Other current assets	(2,055)	(7,927)	644
Other assets	5,466	190	206
Increase (decrease) in liabilities, net of effects of acquisitions:
Accounts payable	19,341	86,144	78,516
Accrued expenses and other current liabilities	36,628	52,891	62,123
Income taxes payable	(37,993)	20,378	17,450
Deferred rent and other liabilities	7,042	17,556	10,426
Net cash provided by operating activities	548,442	419,317	337,956

Cash Flows from Investing Activities:
Purchase of investment securities	(361,013)	(368,008)	(51,909)
Redemption of investment securities	357,020	170,000	—
Payments for acquisitions, net of cash acquired	(175,487)	(24,097)	—
Capital expenditures	(112,999)	(135,254)	(121,632)
Net cash used in investing activities	(292,479)	(357,359)	(173,541)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	74,597	24,216	25,753
Prepayment of acquired debt	(21,215)	—	—
Net cash provided by financing activities	53,382	24,216	25,753

Net increase in cash and cash equivalents	309,345	86,174	190,168

Cash and cash equivalents:
Beginning of period	515,670	429,496	239,328
End of period	$825,015	$515,670	$429,496

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Bed Bath & Beyond Inc. and Subsidiaries

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

A.           Nature of Operations

Bed Bath & Beyond Inc. (the “Company”) operates specialty retail stores nationwide, primarily of a “big box” format and selling predominantly better quality domestics merchandise and home furnishings.  As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

B.             Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned.

All significant intercompany balances and transactions have been eliminated in consolidation.

C.             Fiscal Year

The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2003, 2002 and 2001 represented 52 weeks and ended on February 28, 2004, March 1, 2003, and March 2, 2002, respectively.

D.            Segments

The Company accounts for its operations as one operating segment.

E.              Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  In particular, judgment is used in areas such as the provision for sales returns, inventory valuation, impairment of long-lived assets, goodwill and other indefinitely lived intangible assets, vendor allowances and accruals for self insurance, litigation and store opening, expansion, relocation and closing costs.  Actual results could differ from these estimates.

F.              Recent Accounting Pronouncements

During fiscal 2003, the Company adopted the following pronouncements:

•                  Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred.  The adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated financial statements.

•                  SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other items, this Standard updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions.  The adoption of SFAS No. 145 did not have a material impact on the Company’s consolidated financial statements.

•                  Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 elaborates on the disclosures for interim and annual reports regarding obligations under certain guarantees issued by a guarantor. Under FIN No. 45, the guarantor is required to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. The recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements for FIN No. 45 are effective for interim and annual financial statements issued after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s consolidated financial statements.

•                  During January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity.  The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003.  For those arrangements entered into prior to February 1, 2003, the provisions of FIN 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.  However, in December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements.  Under the new guidance, there are new effective dates for companies that have interests in structures that are commonly referred to as special-purpose entities.  The rules are effective in financial statements for periods ending after March 15, 2004. The adoption did not have any impact on the Company’s consolidated financial statements.

G.             Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable and certain other liabilities. The Company’s investment securities consist of held-to-maturity debt securities which are stated at amortized cost.  The book value of all financial instruments is representative of their fair values with the exception of investment securities (see Note 5 – Investment Securities).

H.            Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

I.                 Inventory Valuation

Merchandise inventories are stated at the lower of cost or market, generally using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. In addition, the Company estimates a reserve for expected shrinkage throughout the year, based on historical shrinkage.  Actual shrinkage is recorded at year-end based on the results of the Company’s physical inventory count.  At any one time, inventories include items that have been marked down to the Company’s best estimate of their fair market value. Actual markdowns required could differ from this estimate.

J.                Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets (forty years for buildings; five to fifteen years for furniture, fixtures and equipment; and three to five years for computer equipment and software).  Leasehold improvements are amortized using the straight-line method over the lesser of their estimated useful life or the life of the lease.

The cost of maintenance and repairs is charged to earnings as incurred; significant renewals and betterments are capitalized. Maintenance and repairs amounted to $44.5 million, $34.7 million and $34.3 million for fiscal 2003, 2002 and 2001, respectively.

K.            Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment by comparing the carrying value of the assets with their estimated future undiscounted cash flows when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values.  If it is determined that an impairment loss has occurred, the loss would be recognized during that period.  The impairment loss is calculated as the difference between asset carrying values and the present value of the estimated net cash flows. The Company does not believe that any material impairment currently exists related to its long-lived assets.

L.              Investment Securities

Investment securities consist of U.S. Government Agency debt securities and municipal debt securities.  Because the Company has the ability and intent to hold the securities until maturity, it classifies its securities as held-to-maturity.  These investment securities are recorded at amortized cost.  Premiums are amortized and discounts are accreted over the life of the related held-to-maturity securities as adjustments to interest income using the effective interest method.  Dividend and interest income are recognized when earned.

M.         Goodwill and Other Indefinitely Lived Intangible Assets

The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually and otherwise when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values.  Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value.  The Company does not believe that any material impairment currently exists related to its goodwill and indefinitely lived intangible assets.

Included within other assets in the accompanying consolidated balance sheet as of February 28, 2004 is $19.9 million for the tradename of Christmas Tree Shops, Inc. (“CTS”) (see Note 2 - Acquisitions) which is not subject to amortization.

N.            Gift Cards, Gift Certificates and Merchandise Credits

Gift cards, gift certificates and merchandise credits which have not been redeemed are recorded as a liability within accrued expenses and other current liabilities and amounted to an aggregate total of $63.2 million and $44.2 million as of February 28, 2004 and March 1, 2003, respectively.

O.            Self Insurance

The Company uses self insurance for a number of risks including worker’s compensation, general liability, automobile liability and employee related health care benefits (a portion of which is paid by our employees).  Liabilities associated with these risks are estimated by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

P.              Deferred Rent

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the noncancelable lease term.  Deferred rent amounted to $32.7 million and $29.1 million as of February 28, 2004 and March 1, 2003, respectively.

Q.            Litigation

The Company records an estimated liability related to various claims and legal actions arising in the ordinary course of business which is based on available information and advice from outside counsel, where appropriate.  As additional information becomes available, the Company reassesses the potential liability related to its pending litigation and revises its estimates as appropriate.

R.             Revenue Recognition

Sales are recognized upon purchase by customers at our retail stores or when shipped for products purchased from our websites.  The value of point of sale coupons and point of sale rebates that result in a reduction of the price paid by the customer are recorded as a reduction of sales. Shipping and handling fees that are billed to a customer in a sale transaction are recorded in sales.  Revenues from gift cards, gift certificates and merchandise credits are recognized when redeemed.  Sales returns, which are reserved for based on historical experience, are provided for in the period that the related sales are recorded.

S.              Vendor Allowances

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

T.             Cost of Sales

Cost of sales includes the cost of merchandise; certain buying, occupancy, warehouse and indirect costs; shipping and handling costs and free merchandise incentives.

U.            Store Opening, Expansion, Relocation and Closing Costs

Store opening, expansion, relocation and closing costs are charged to earnings as incurred.  Prior to the adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which was effective for any exit or disposal activity initiated after December 31, 2002, costs related to store relocations and closings were provided for in the period in which management approved the relocation or closing of a store.

V.             Advertising Costs

Expenses associated with store advertising are charged to earnings as incurred. Net advertising costs amounted to $93.7 million, $58.8 million and $46.1 million for fiscal 2003, 2002 and 2001, respectively.

W.   Income Taxes

The Company files a consolidated Federal income tax return.  Separate income tax returns are filed with each state and territory in which the Company conducts business.

The Company accounts for its income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.   The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company's tax returns are subject to audit by various tax authorities. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.

X.    Earnings per Share

The Company presents earnings per share on a basic and diluted basis.  Basic earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of stock options.

Options for which the exercise price was greater than the average market price of common shares as of the fiscal years ended 2003, 2002 and 2001 were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.  These consisted of options totaling 543,750, 158,925 and 22,275 shares, respectively.

Y.    Stock-Based Compensation

As permitted under SFAS No. 123, “Accounting for Stock Based Compensation” and subsequently amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” the Company has elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but continues to apply the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.”  The Company has complied with the disclosure requirements of SFAS No. 123.

Accordingly, no compensation cost has been recognized in connection with the Company’s stock option plans. Set forth below are the Company’s net earnings and net earnings per share “as reported,” and as if compensation cost had been recognized (“pro forma”) in accordance with the fair value provisions of SFAS No. 123:

	FISCAL YEAR
(in thousands)	2003	2002	2001

NET EARNINGS:

As reported	$399,470	$302,179	$219,599
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(29,372)	(25,443)	(19,590)

Pro forma	$370,098	$276,736	$200,009

NET EARNINGS PER SHARE:
Basic:
As reported	$1.35	$1.03	$0.76
Pro forma	$1.25	$0.94	$0.69
Diluted:
As reported	$1.31	$1.00	$0.74
Pro forma	$1.23	$0.92	$0.67

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	FISCAL YEAR
	2003	2002	2001

Dividend yield	—	—	—
Expected volatility	45.00%	45.00%	45.00%
Risk free interest rates	2.96%	4.72%	4.80%
Expected lives (years)	5.9	7.0	7.0

Weighted average fair value of options granted during the year	$16.29	$17.15	$12.77

On March 31, 2004, the FASB issued an exposure draft that would require the fair value of stock–based compensation to be recognized as a cost in the financial statements.  The exposure draft provides for a comment period, which ends June 30, 2004.  The proposed statement would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004.  As the exposure draft has not been finalized, the Company can not yet determine the impact of any requirement to recognize stock-based compensation as a cost in the consolidated financial statements.

2.              ACQUISITIONS

On June 19, 2003, the Company acquired CTS.  CTS is a retailer of giftware and household items selling a broad assortment of domestics merchandise and home furnishings at low prices in many categories including home décor, giftware, housewares, food, paper goods, and seasonal products.  The results of CTS’ operations have been included in the consolidated financial statements since the date of acquisition. At the date of acquisition, CTS, headquartered in South Yarmouth, Massachusetts, operated 23 stores in 6 states.

The aggregate all cash purchase price, including the costs of the acquisition, was approximately $194.4 million, net of cash acquired, which included $175.5 million of cash and $18.9 million in deferred payments payable in cash over the next three years.

The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.”  The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition including a debt prepayment penalty.  The Company is in the process of finalizing the valuations of certain assets acquired and liabilities assumed; thus the allocation of the purchase price is subject to refinement.

(in thousands)	June 19, 2003

Current assets	$73,302
Property and equipment and other non-current assets	72,680
Intangible asset	19,898
Goodwill	131,713
Total assets acquired	297,593

Accounts payable and other liabilities	(82,027)
Bank debt	(21,215)
Total liabilities assumed	(103,242)

Net assets acquired	$194,351

The intangible asset acquired represents the CTS tradename and is not subject to amortization.  The goodwill and intangible asset are expected to be deductible for tax purposes.

The pro forma financial information of the Company presented below is unaudited and is based on the Company’s historical results, adjusted for the impact of certain acquisition related items, such as: the reduction of net interest income due to the purchase price paid and the prepayment of CTS’ debt, the net reduction of certain selling, general and administrative expenses directly attributable to the transaction, and the related pro forma income tax effects, in each case as if they occurred as of the beginning of each respective period.

	For the Year Ended
(in thousands, except per share data)	February 28, 2004 (Pro Forma)	March 1, 2003 (Pro Forma)

Net sales	$4,582,309	$4,037,956

Net earnings	402,479	318,139

Net earnings per share:
Basic	1.36	1.09
Diluted	1.32	1.06

The unaudited pro forma results of the Company have been prepared for comparative purposes only and in management’s opinion, do not purport to be indicative of the Company’s results of operations that would have occurred had the CTS acquisition been consummated at the beginning of the respective periods.  Pro forma results are not intended to be a projection of future results.

On March 5, 2002, the Company acquired Harmon Stores, Inc. (“Harmon”), a health and beauty care retailer, which did not have a material effect on its consolidated results of operations or financial condition in fiscal 2003 or 2002.

3.              PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(in thousands)	February 28, 2004	March 1, 2003

Land and buildings	$28,189	$6,875
Furniture, fixtures and equipment	387,517	321,507
Leasehold improvements	333,502	268,493
Computer equipment and software	146,999	122,896
	896,207	719,771
Less: Accumulated depreciation and amortization	(380,043)	(295,864)
	$516,164	$423,907

4.              LINES OF CREDIT

At February 28, 2004, the Company maintained two uncommitted lines of credit of $75 million and $50 million, which expire in September 2004 and November 2004, respectively.  These uncommitted lines of credit are currently used for letters of credit in the ordinary course of business.  It is the Company’s intent to maintain an uncommitted line of credit for these purposes.  During fiscal 2003, the Company did not have any direct borrowings under the uncommitted lines of credit.  As of February 28, 2004, there was approximately $15.0 million in outstanding letters of credit.  In addition, at February 28, 2004, the Company maintained unsecured standby letters of credit of $40 million, primarily for certain insurance programs, of which approximately $35.8 million was outstanding.

The Company maintained an uncommitted line of credit of $75 million at March 1, 2003.  This uncommitted line of credit was utilized for letters of credit in the ordinary course of business.  During fiscal 2002, the Company did not have any direct borrowings under the uncommitted line of credit.  At March 1, 2003, there was approximately $8.5 million of outstanding letters of credit and $16.2 million of standby letters of credit.

5.              INVESTMENT SECURITIES

The Company’s investment securities consist of held-to-maturity U.S. Government Agency debt securities and municipal debt securities, which are stated at amortized cost.  The Company intends to hold the securities to maturity and has classified the investments as such. The following table summarizes the Company’s investment securities:

	February 28, 2004		March 1, 2003
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Debt securities:
Short term	$41.6	$41.6	$100.9	$101.8
Long term	210.8	211.4	148.0	148.4

Total investment securities	$252.4	$253.0	$248.9	$250.2

The securities with maturity dates within one year are classified as short term investment securities and those with maturity dates beyond one year are classified as long term investment securities.  The maturity dates of long term investment securities extend to February 2006 based on the current contractual maturities.  Actual maturities could differ from contractual maturities because borrowers have the right to call certain obligations.

The excess of the fair value over the amortized cost is substantially the result of unrecognized gains in fiscal 2003 and 2002.  There were no material unrealized losses in fiscal 2003 and 2002.

6.              PROVISION FOR INCOME TAXES

The components of the provision for income taxes are as follows:

	FISCAL YEAR
(in thousands)	2003	2002	2001

Current:
Federal	$230,124	$184,055	$123,787
State and local	23,012	18,405	11,953
	253,136	202,460	135,740

Deferred:
Federal	(2,783)	(12,083)	1,188
State and local	(278)	(1,208)	545
	(3,061)	(13,291)	1,733
	$250,075	$189,169	$137,473

At February 28, 2004 and March 1, 2003, included in other current assets and in deferred rent and other liabilities is a net current deferred income tax asset of $74.3 million and $50.2 million, respectively, and a net noncurrent deferred income tax liability of $16.4 million and $5.4 million, respectively.  These amounts represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities consist of the following:

(in thousands)	February 28, 2004	March 1, 2003

Deferred Tax Assets:
Inventories	$25,003	$18,134
Deferred rent	12,627	11,207
Insurance	25,103	18,063
Other	38,418	22,578

Deferred Tax Liability:
Depreciation	(43,260)	(25,186)
	$57,891	$44,796

The Company has not established a valuation allowance for the net deferred tax asset as it is considered more likely than not that it is realizable through a combination of future taxable income, the deductibility of future net deferred tax liabilities and tax planning strategies.

For fiscal 2003, 2002, and 2001, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00 % and the State income tax rate, net of Federal benefit, of 3.50%.

7.              TRANSACTIONS AND BALANCES WITH RELATED PARTIES

A.           In fiscal 2002, the Company had an interest in certain life insurance policies on the lives of its Co-Chairmen and their spouses.  The beneficiaries of these policies were related to the aforementioned individuals.  The Company’s interest in these policies was equivalent to the net premiums paid by the Company.  At March 1, 2003, other assets (noncurrent) included $5.4 million, representing the Company’s interest in the life insurance policies.  Since the Company is no longer permitted to pay policy premiums due to restrictions in the Sarbanes-Oxley Act of 2002, the agreements relating to the Company’s interest in the life insurance policies on the lives of its Co-Chairmen and their spouses were terminated in fiscal 2003.  Upon termination, the Co-Chairmen paid to the Company $5.4 million, representing the total amount of premiums paid by the Company under the agreements and the Company was released from its contractual obligation to make substantial future premium payments.  In order to confer a benefit to its Co-Chairmen in substitution for the aforementioned terminated agreements, the Company has agreed to pay, to the Co-Chairmen at a future date, an aggregate amount of $4.2 million, which is included in accrued expenses and other current liabilities.

B.             The Company obtained certain payroll services from a related party through August 2001.  In fiscal 2003 and 2002, the Company paid no such fees.  The Company paid fees for such services of $203,000 for fiscal 2001.

C.             The Company made charitable contributions to the Mitzi and Warren Eisenberg Family Foundation, Inc. (the “Eisenberg Foundation”) and the Feinstein Family Foundation, Inc. (the “Feinstein Foundation”) in the aggregate amounts of $913,000 and $761,000 for fiscal 2002 and 2001, respectively.  The Eisenberg Foundation and the Feinstein Foundation are each not-for-profit corporations of which Messrs. Eisenberg and Feinstein, the Co-Chairmen of the Company, and their family members are the trustees and officers.  The Company made no contributions in fiscal 2003.

D.            Since the acquisitions of CTS and Harmon, the Company leased warehouse, office and retail spaces from entities controlled by senior management of CTS and Harmon and paid occupancy costs of approximately $4,721,000 in fiscal 2003 and approximately $461,000 in fiscal 2002.

8.              LEASES

The Company leases retail stores, as well as warehouses, office facilities and equipment, under agreements expiring at various dates through 2029.  Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial in fiscal 2003, 2002 and 2001), scheduled rent increases and renewal options generally ranging from five to twenty years.  The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

As of February 28, 2004, future minimum lease payments under noncancelable operating leases are as follows:

Fiscal Year	Amount
(in thousands)
2004	$273,934
2005	285,298
2006	283,051
2007	274,325
2008	265,991
Thereafter	1,344,563
Total future minimum lease payments	$2,727,162

Expenses for all operating leases were $251.0 million, $219.8 million and $178.7 million for fiscal 2003, 2002 and 2001, respectively.

9.              EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company has three defined contribution 401(k) savings plans (the “Bed Bath & Beyond Plan”, the “Harmon Plan” and the “Christmas Tree Shops Plan”, collectively “the Plans”) covering all eligible Bed Bath & Beyond, Harmon and CTS employees, respectively.  Effective December 31, 2003, the Harmon Plan was frozen.  Eligible employees of Harmon can now participate in the Bed Bath & Beyond Plan.  Participants may defer annual pre-tax compensation subject to statutory and Plan limitations.  The Company has an option to contribute an amount as determined by the Board of Directors to the Plans.  In addition, each participant in the Bed Bath & Beyond Plan and the Christmas Tree Shops Plan may elect to make voluntary, non-tax deductible contributions in excess of the pre-tax compensation limit up to 15% of compensation. The Company has not made a material contribution to any plan for fiscal 2003, 2002 or 2001.

Defined Benefit Plan

The Company has a non-contributory defined benefit pension plan for the CTS employees who meet specified age and length-of-service requirements.  The benefits are based on years of service and the employee’s compensation near retirement.  The Company utilizes a December 31 measurement date for this plan.  For the year ended February 28, 2004, the net periodic pension cost was not material to the Company’s results of operations.  As of February 28, 2004, the Company has recorded an $8.3 million pension liability within deferred rent and other liabilities in the accompanying consolidated financial statements.

10.       COMMITMENTS AND CONTINGENCIES

The Company maintains employment agreements with its Co-Chairmen, which extend through 2007.  The agreements provide for a base salary (which may be increased by the Board of Directors), termination payments, post-retirement benefits and other terms and conditions of employment.  In addition, the Company maintains employment agreements with other executives which provide for severance pay.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

The Company had certain purchase obligations totaling $644.0 million as of February 28, 2004 which consisted of purchase orders for merchandise and capital expenditures.  Typically these purchase orders, which are not included in the Company’s consolidated balance sheet, allow the Company to cancel the orders without recourse.

11.       SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of $226.7 million, $151.8 million and $89.8 million in fiscal 2003, 2002 and 2001, respectively.

12.       STOCK OPTION PLANS

Options to purchase shares of the Company’s common stock have been granted to employees under various stock option plans, which plans aggregated 64.4 million shares of common stock, subject to adjustment under certain circumstances. Option grants, which are issued at market value on the date of grant, generally become exercisable in five equal installments beginning one to three years after the date of grant, and in all events, expire ten years after the date of grant. All option grants are non-qualified.

The following table summarizes stock option transactions:

	NUMBER OF SHARES	WEIGHTED-AVERAGE EXERCISE PRICE

Outstanding at March 3, 2001	24,171,985	$10.51

Options granted	3,439,800	23.73
Options exercised	(3,550,917)	7.25
Options canceled	(943,860)	14.41
Outstanding at March 2, 2002	23,117,008	12.80

Options granted	4,335,000	31.95
Options exercised	(2,989,255)	8.09
Options canceled	(626,008)	20.45
Outstanding at March 1, 2003	23,836,745	16.66

Options granted	5,655,975	35.28
Options exercised	(5,848,349)	12.75
Options canceled	(609,865)	27.46
Outstanding at February 28, 2004	23,034,506	$21.92

Options exercisable:
At March 2, 2002	6,155,914	$9.30
At March 1, 2003	8,404,205	$11.20
At February 28, 2004	6,706,123	$12.45

The Stock Option and Compensation committees determine the number of shares and the option price per share for all options issued under the stock option plans.

The following tables summarize information pertaining to stock options outstanding and exercisable at February 28, 2004:

OPTIONS OUTSTANDING
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED-AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED-AVERAGE EXERCISE PRICE

$2.37 to 11.47	5,832,792	4.47	$8.81
11.83 to 16.13	4,696,809	4.80	13.78
16.81 to 28.34	3,071,935	7.00	22.67
29.29 to 31.83	5,811,950	8.45	31.23
31.91 to 42.54	3,621,020	9.14	38.06
$2.37 to 42.54	23,034,506	6.61	$21.92

OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER EXERCISABLE	WEIGHTED-AVERAGE EXERCISE PRICE

$2.37 to 11.47	3,213,752	$7.16
11.83 to 16.13	2,474,949	13.51
16.81 to 28.34	507,125	21.09
29.29 to 31.83	381,437	31.52
31.91 to 42.54	128,860	33.55
$2.37 to 42.54	6,706,123	$12.45

13.       SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	FISCAL 2003 QUARTER ENDED				FISCAL 2002 QUARTER ENDED
(in thousands, except per share data)	May 31, 2003	August 30, 2003	November 29, 2003	February 28, 2004	June 1, 2002	August 31, 2002	November 30, 2002	March 1, 2003

Net sales	$893,868	$1,111,445	$1,174,740	$1,297,928	$776,798	$903,044	$936,030	$1,049,292
Gross profit	367,180	459,145	486,987	563,352	318,362	370,335	386,224	443,626
Operating profit	90,450	155,867	161,459	231,567	72,701	119,687	119,228	168,441
Earnings before provision for income taxes	93,509	158,062	163,424	234,550	75,283	122,697	122,133	171,235
Provision for income taxes	36,001	60,854	62,918	90,302	28,984	47,238	47,021	65,926
Net earnings	$57,508	$97,208	$100,506	$144,248	$46,299	$75,459	$75,112	$105,309
EPS-Basic (1)	$0.19	$0.33	$0.34	$0.48	$0.16	$0.26	$0.26	$0.36
EPS-Diluted (1)	$0.19	$0.32	$0.33	$0.47	$0.15	$0.25	$0.25	$0.35

(1)       Net earnings per share (“EPS”) amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Bed Bath & Beyond Inc.:

We have audited the accompanying consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries as of February 28, 2004 and March 1, 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 28, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bed Bath & Beyond Inc. and subsidiaries as of February 28, 2004 and March 1, 2003, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 28, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

New York, New York
March 26, 2004

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)                      Evaluation of disclosure controls and procedures.  The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a- 15(e) and 15d-15(e)) as of February 28, 2004 (the end of the period covered by this annual report on Form 10–K).  Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of the Registrant information required by this item is included in this document; all other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held July 1, 2004 filed with the Commission pursuant to Regulation 14A.

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

The following table provides certain information as of February 28, 2004 with respect to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	15,418,826	$11.57	8,844,638
Equity compensation plans not approved by shareholders (2)	7,615,680	$29.67	2,239,790
Total	23,034,506	$21.92	11,084,428

(1)           These plans consist of the Company’s 1992, 1996, 1998 and 2000 Stock Option Plans.

(2)           This plan consists of the Company’s 2001 Stock Option Plan.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)                Consolidated Financial Statements of Bed Bath & Beyond Inc. and its subsidiaries are incorporated under Item 8 of this Form 10-K

(a) (2)     Financial Statement Schedule

None.

(a) (3)     Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

(b)           Reports on Form 8-K

The Company furnished a report dated December 22, 2003, in reference to a press release in which the Company announced financial results for its fiscal third quarter ended November 29, 2003, and a press release in which the Company announced the election of a new director.

In addition, the Company furnished a report dated April 13, 2004, in reference to a press release in which the Company announced financial results for its fiscal fourth quarter ended February 28, 2004.

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

Signature	Capacity	Date

/s/ Warren Eisenberg	Co-Chairman and Director	May 12, 2004
Warren Eisenberg

/s/ Leonard Feinstein	Co-Chairman and Director	May 12, 2004
Leonard Feinstein

/s/ Steven H. Temares	President, Chief Executive	May 12, 2004
Steven H. Temares	Officer and Director

/s/ Eugene A. Castagna	Vice President – Finance and	May 12, 2004
Eugene A. Castagna	Assistant Treasurer (Principal
Financial and Accounting Officer)

/s/ Stanley Barshay	Director	May 12, 2004
Stanley Barshay

/s/ Klaus Eppler	Director	May 12, 2004
Klaus Eppler

/s/ Jordan Heller	Director	May 12, 2004
Jordan Heller

/s/ Victoria A. Morrison	Director	May 12, 2004
Victoria A. Morrison

/s/ Fran Stoller	Director	May 12, 2004
Fran Stoller

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

10.2*

Stock Option Agreement between the Company and Leonard Feinstein, dated as of August 26, 1997 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

10.3*	Company’s 1992 Stock Option Plan, as amended through August 26, 1997 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

10.4*	Company’s 1996 Stock Option Plan, as amended through August 26, 1997 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

10.5*

Employment Agreement between the Company and Steven H. Temares (dated as of December 1, 1994) (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended February 28, 1998)

10.6*

Form of Employment Agreement between the Company and the Chief Merchandising Officer and Senior Vice President and Senior Vice President – Stores (dated as of December 1, 1994) (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended February 28, 1998)

10.7*	Company’s 1998 Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 30, 1998)

10.8*

Stock Option Agreement between the Company and Warren Eisenberg, dated as of August 13, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 27, 1999)

10.9*

Stock Option Agreement between the Company and Leonard Feinstein, dated as of August 13, 1999 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 27, 1999)

10.10*	Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 27, 1999)

10.11*

Company’s 2000 Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2000 which is incorporated by reference to Exhibit A to the Registrant’s Proxy Statement dated May 22, 2000)

10.12*	Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2000)

10.13*	Company’s 2001 Stock Option Plan (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended March 3, 2001).

10.14*

Amended and Restated Employment Agreement between the Company and Warren Eisenberg, dated as of April 3, 2002 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the year ended March 2, 2002).

10.15*

Amended and Restated Employment Agreement between the Company and Leonard Feinstein, dated as of April 3, 2002 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the year ended March 2, 2002).

10.16*	Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2002)

10.17*	Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002)

10.18*

Agreement Terminating Agreements concerning “Split Dollar” Life Insurance Plan, dated May 9, 1994 and June 16, 1995, among the Company, Jay D. Waxenberg, as trustee of the Warren Eisenberg Life Insurance Trust, Warren Eisenberg and Maxine Eisenberg (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 29, 2003)

10.19*

Agreement Terminating Agreements concerning “Split Dollar” Life Insurance Plan, dated May 9, 1994 and June 16, 1995, among the Company, Jay D. Waxenberg, as trustee of the Leonard Joseph Feinstein Life Insurance Trust and Leonard Feinstein (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 29, 2003)

10.20* **	Compensation Agreement concerning Substitute Benefit Payments upon Termination of “Split Dollar” Life Insurance Plan between the Company and Warren Eisenberg, dated as of February 27, 2004.

10.21* **	Compensation Agreement concerning Substitute Benefit Payments upon Termination of “Split Dollar” Life Insurance Plan between the Company and Leonard Feinstein, dated as of February 27, 2004.

10.22* **	Employment Agreement between the Company and Eugene A. Castagna (dated as of March 1, 2000)

21**	Subsidiaries of the Company Commission File No. 33-1

23**	Independent Auditors’ Consent

31.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*                                                                             This is a management contract or compensatory plan or arrangement.

**                                                                      Filed herewith.