Form 10-Q
period 2004-05-29
BED BATH & BEYOND INC
filed 2004-07-07
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act).  Yes  ☒    No  ☐

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 29, 2004
Common Stock - $0.01 par value	300,573,279

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	May 29, 2004	February 28, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$758,101	$825,015
Short term investment securities	56,681	41,580
Merchandise inventories	1,065,519	1,012,334
Other current assets	106,492	90,357

Total current assets	1,986,793	1,969,286

Long term investment securities	303,833	210,788
Property and equipment, net	516,583	516,164
Goodwill	147,269	147,269
Other assets	21,462	21,516

	$2,975,940	$2,865,023

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$428,294	$398,650
Accrued expenses and other current liabilities	256,253	273,851
Merchandise credit and gift card liabilities	67,815	63,188
Income taxes payable	32,422	33,845

Total current liabilities	784,784	769,534

Deferred rent and other liabilities	111,562	104,669

Total liabilities	896,346	874,203

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued and outstanding - May 29, 2004, 300,573 shares and February 28, 2004, 300,278 shares	3,006	3,003
Additional paid-in capital	440,126	433,404
Retained earnings	1,636,462	1,554,413

Total shareholders’ equity	2,079,594	1,990,820

	$2,975,940	$2,865,023

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	May 29, 2004	May 31, 2003

Net sales	$1,100,917	$893,868

Cost of sales	644,143	526,688

Gross profit	456,774	367,180

Selling, general and administrative expenses	328,067	276,730

Operating profit	128,707	90,450

Interest income	3,098	3,059

Earnings before provision for income taxes	131,805	93,509

Provision for income taxes	49,756	36,001

Net earnings	$82,049	$57,508

Net earnings per share - Basic	$0.27	$0.19
Net earnings per share - Diluted	$0.27	$0.19

Weighted average shares outstanding - Basic	300,417	294,963
Weighted average shares outstanding - Diluted	306,584	303,038

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	May 29, 2004	May 31, 2003

Cash Flows from Operating Activities:

Net earnings	$82,049	$57,508
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,427	19,781
Amortization of bond premium	270	306
Tax benefit from exercise of stock options	2,707	13,129
Deferred income taxes	535	(1,462)
(Increase) decrease in assets:
Merchandise inventories	(53,185)	(11,235)
Other current assets	(14,513)	(8,736)
Other assets	(30)	17
Increase (decrease) in liabilities:
Accounts payable	29,644	16,275
Accrued expenses and other current liabilities	(17,646)	19,059
Merchandise credit and gift card liabilities	4,627	2,536
Income taxes payable	(1,423)	(2,998)
Deferred rent and other liabilities	4,640	3,489

Net cash provided by operating activities	60,102	107,669

Cash Flows from Investing Activities:

Purchase of investment securities	(158,416)	(67,812)
Redemption of investment securities	50,000	125,000
Capital expenditures	(22,618)	(8,757)

Net cash (used in) provided by investing activities	(131,034)	48,431

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	4,018	11,975

Net cash provided by financing activities	4,018	11,975

Net (decrease) increase in cash and cash equivalents	(66,914)	168,075

Cash and cash equivalents:

Beginning of period	825,015	515,670
End of period	$758,101	$683,745

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements, except for the February 28, 2004 consolidated balance sheet, have been prepared without audit.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of May 29, 2004 and February 28, 2004 and the results of their operations for the three months ended May 29, 2004 and May 31, 2003, respectively, and their cash flows for the three months ended May 29, 2004 and May 31, 2003, respectively. All significant intercompany balances and transactions have been eliminated in consolidation.  Operating results of the Company on a quarterly basis may not be indicative of operating results for the full year because of the seasonality of the specialty retailing business.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by accounting principles generally accepted in the United States of America.  Reference should be made to Bed Bath & Beyond Inc.’s Annual Report on Form 10-K for the fiscal year ended February 28, 2004 for additional disclosures, including a summary of the Company’s significant accounting policies.

Certain reclassifications have been made to the fiscal 2003 consolidated financial statements to conform to the fiscal 2004 consolidated financial statement presentation.

2) Stock-Based Compensation

As permitted under Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but continues to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  The Company has complied with the disclosure requirements of SFAS No. 148.

Accordingly, no compensation cost has been recognized in connection with the stock option plans.  Set forth below are the Company’s net earnings and net earnings per share “as reported,” and as if compensation cost had been recognized (“pro forma”) in accordance with the fair value provisions of SFAS No. 148:

	Three Months Ended
(in thousands, except per share data)	May 29, 2004	May 31, 2003

Net earnings:
As reported	$82,049	$57,508

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(8,309)	(6,897)

Pro forma	$73,740	$50,611

Net earnings per share:

Basic:
As reported	$0.27	$0.19
Pro forma	$0.25	$0.17

Diluted:
As reported	$0.27	$0.19
Pro forma	$0.24	$0.17

In March 2004, the FASB issued a Proposed SFAS, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95.”  The proposed standard would require companies to expense share-based payments to employees, including stock options, based on the fair value of the award at the date of grant.  The proposed statement would eliminate the intrinsic value method of accounting for stock options permitted by APB No. 25.  As the Proposed SFAS has not yet been finalized, the Company cannot yet determine the impact of any requirement to recognize stock-based compensation as a cost in the consolidated financial statements.

3) Investment Securities

Investment securities at May 29, 2004 consist primarily of U.S. Government Agency debt securities and municipal debt securities. Because the Company has the ability and intent to hold the securities until maturity, it classifies its securities as held-to-maturity. These investment securities are recorded at amortized cost.  Premiums are amortized and discounts are accreted over the life of the related held-to-maturity securities as adjustments to interest income using the effective interest method. Dividend and interest income are recognized when earned.

4) Earnings Per Share

The Company presents earnings per share on a basic and diluted basis.  Basic earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of stock options.

Options for which the exercise price was greater than the average market price of common shares for the three months ended May 29, 2004 and May 31, 2003 were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. These consisted of options totaling 2,692,800 and 1,551,200 for the three months ended May 29, 2004 and May 31, 2003, respectively.

5) Supplemental Cash Flow Information

The Company paid income taxes of $47.9 million and $27.3 million in the first three months of fiscal 2004 and 2003, respectively.

6) Acquisition

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

The aggregate all cash purchase price, including the costs of the acquisition, was $194.4 million, net of cash acquired, which included $175.5 million of cash and $18.9 million in deferred payments payable in cash over three years.  In June 2004, the Company paid the first of these deferred payments of $6.7 million.

The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at June 19, 2003, including a debt prepayment penalty, with the excess of the purchase price over the net assets acquired of approximately $131.7 million being allocated to goodwill.

The pro forma financial information presented below for 2003 is unaudited and is based on the Company’s historical results, adjusted for the impact of certain acquisition related items, such as: the reduction of net interest income due to the purchase price paid and the prepayment of CTS’ debt, the net reduction of certain selling, general and administrative expenses directly attributable to the transaction, and the related pro forma income tax effects, as if they occurred as of the beginning of the respective period.

	Three Months Ended
(in thousands, except per share data)	May 29, 2004	May 31, 2003
	(Unaudited)	(Pro Forma)

Net sales	$1,100,917	$980,500

Net earnings	82,049	60,528

Net earnings per share:
Basic	$0.27	$0.21
Diluted	$0.27	$0.20

The unaudited pro forma results of the Company have been prepared for comparative purposes only and in management’s opinion do not purport to be indicative of the Company’s results of operations that would have occurred had the CTS acquisition been consummated at the beginning of the period. Pro forma results are not intended to be a projection of future results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the first quarter of fiscal 2004, Bed Bath & Beyond Inc.’s (the “Company”) consolidated net sales increased by 23.2% and net earnings increased by 42.7% as compared to the same quarter last year.  These increases were primarily attributable to the continuing Bed Bath & Beyond (“BBB”) expansion program, an increase of comparable store sales of 5.1%, the inclusion of Christmas Tree Shops, Inc. (“CTS”) results which was acquired in June 2003 and the Company’s ability to reduce costs as a percentage of net sales.

Comparable store sales for fiscal first quarter 2004 increased by approximately 5.1% as compared with an increase of approximately 4.4% for fiscal first quarter 2003.  The increase in comparable store sales in the fiscal first quarter reflected a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings and a strong focus on customer service.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long-term objectives.

Results of Operations

Three Months Ended May 29, 2004 vs. Three Months Ended May 31, 2003

Net sales for the first quarter ended May 29, 2004 were $1.1 billion, an increase of $207.0 million or approximately 23.2% over net sales of $893.9 million for the corresponding quarter last year.  Approximately 36% of the increase was attributable to the Company’s new store sales and 42% of the increase was attributable to CTS sales.  The balance of the increase is primarily attributable to the increase in comparable store sales.  The increase in comparable store sales in the first quarter of 2004 was 5.1% as compared to 4.4% in the first quarter of 2003.  The increase in comparable store sales is due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings and a strong focus on customer service.  Approximately 50% and 50% of the Company’s store sales for the fiscal first quarter 2004 were attributable to sales of domestics merchandise and home furnishings, respectively, compared to 54% and 46%, respectively, for the fiscal first quarter 2003.  The change in the product mix is primarily the result of the acquisition of CTS.

Gross profit for the first quarter of 2004 was $456.8 million or 41.5% of net sales, compared with $367.2 million or 41.1% of net sales during the first quarter of 2003.  The increase in gross profit as a percentage of net sales was primarily attributable to improvements in both the markup and markdowns taken.

Selling, general and administrative expenses (“SG&A”) were $328.1 million in the first quarter of 2004 compared with $276.7 million in the corresponding quarter last year and as a percentage of net sales were 29.8% and 31.0%, respectively.  The decrease in SG&A as a percentage of net sales was primarily attributable to a decrease in occupancy costs and other expenses.

As a result of the foregoing, operating profit increased to $128.7 million, compared with $90.5 million during the first quarter of 2003.

Interest income was $3.1 million for the first quarter of 2004 and 2003.  Although cash and cash equivalents and investment securities increased from the prior year, interest income remained consistent due to a decrease in the average investment interest rate.

The effective tax rate was 37.75% for the first quarter of 2004 and 38.5% for the first quarter of 2003.  The decrease in the effective tax rate is due to a reduction in the weighted average effective tax rate in the taxable jurisdictions in which the Company conducts business.

As a result of the factors described above, net earnings increased to $82.0 million for the first quarter of 2004, compared with $57.5 million in the first quarter of 2003.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores. As a result of this program, the Company operated 592 BBB stores and 31 Harmon stores at the end of the first quarter of 2004, compared with 498 BBB stores and 29 Harmon stores at the end of the corresponding quarter last year. Additionally, the Company acquired 23 CTS stores as of June 19, 2003 and subsequently opened one additional store in the second quarter of 2003 bringing the total number of CTS stores to 24.

At May 29, 2004, Company-wide total square footage was approximately 20.9 million square feet. BBB store space grew to approximately 19.8 million square feet at the end of the first quarter of 2004 from approximately 17.4 million square feet at the end of the first quarter of last year.

During the first quarter of fiscal 2004, the Company opened 17 BBB stores.  Including the stores opened through the first quarter, the Company plans to open approximately 80 to 90 BBB stores by the end of the fiscal year.

Liquidity and Capital Resources

Net cash provided by operating activities in fiscal first quarter 2004 was $60.1 million as compared with $107.7 million in fiscal first quarter 2003.  The decrease in net cash provided by operating activities was primarily attributable to an increase in merchandise inventories (primarily a result of new store space) and a decrease in accrued expenses and other current liabilities (primarily due to the payment of certain obligations related to the acquisition of CTS), partially offset by an increase in net income.

Net cash used in investing activities in fiscal first quarter 2004 was $131.0 million as compared with $48.4 million provided in fiscal first quarter 2003.  This change is primarily the result of an increase in the investment securities purchased and a reduction in the level of investment securities redeemed.  The increase in capital expenditures was primarily attributable to expenditures for furniture, fixtures and leasehold improvements for the 17 new BBB stores opened during the first three months of fiscal 2004, compared to expenditures for furniture, fixtures and leasehold improvements for the eight new BBB stores opened in the corresponding period last year.

Net cash provided by financing activities in fiscal first quarter 2004 was $4.0 million as compared with $12.0 million in fiscal first quarter 2003, which is attributable to a decrease in the proceeds received from the exercise of stock options.

For fiscal 2004, the Company believes that its current operating cash flow, working capital, and cash and cash equivalents on hand will be sufficient to meet its obligations in the ordinary course of business, including capital expenditures and new store openings.

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

Goodwill and Other Indefinitely Lived Intangible Assets: The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually and otherwise when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available, including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. The Company does not believe that any material impairment currently exists related to its goodwill and indefinitely lived intangible assets.

Vendor Allowances: The Company receives various types of allowances from our merchandise vendors, which are based on negotiated terms. These allowances are recorded when earned as a reduction of cost of sales or as a reduction of other costs in accordance with the provisions of the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

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

Acquisition

On June 19, 2003, the Company acquired CTS.  The results of CTS’ operations have been included in the consolidated financial statements since the date of acquisition. At the date of acquisition, CTS, headquartered in South Yarmouth, Massachusetts, operated 23 stores in 6 states.  CTS is a retailer of giftware and household items selling a broad assortment of domestics merchandise and home furnishings at low prices in many categories including home décor, giftware, housewares, food, paper goods, and seasonal products.

The aggregate all cash purchase price, including the costs of the acquisition, was $194.4 million, net of cash acquired, which included $175.5 million of cash and $18.9 million in deferred payments payable in cash over three years.  In June 2004, the Company paid the first of these deferred payments of $6.7 million.

Forward Looking Statements

This Form 10-Q may contain forward looking statements.  Many of these forward looking statements can be identified by use of words such as may, will, expect, anticipate, estimate, assume, continue, project, plan, and similar words and phrases.  The Company’s actual results and future financial condition may differ materially from those expressed in any such forward looking statements as a result of many factors that may be outside the Company’s control.  Such factors include, without limitation: general economic conditions, changes in the retailing environment and consumer spending habits, demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; unusual weather patterns; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the ability to find suitable locations at reasonable occupancy costs to support the Company’s expansion program; and the cost of labor, merchandise and other costs and expenses. The Company does not undertake any obligation to update its forward looking statements.

Available Information

The Company makes available as soon as reasonably practicable after filing with the SEC, free of charge, through its website, www.bedbathandbeyond.com, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, electronically filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities.  The Company’s market risks at May 29, 2004 are similar to those disclosed in Item 7a of the Company’s Form 10-K for the year ended February 28, 2004.  The Company continues to regularly evaluate these risks and continues to take measures to mitigate these risks.

Item 4.  Controls and Procedures

(a)                Evaluation of disclosure controls and procedures.  The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a- 15(e) and 15d-15(e)) as of May 29, 2004 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)               Changes in internal controls.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting was held on July 1, 2004.  At the Annual Meeting, the following items were voted upon:

1.                           Election of five directors of the Corporation.

2.                           Ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ending February 26, 2005.

3.                           Approval of the 2004 Incentive Compensation Plan.

4.                           Two shareholder proposals.

The results of the voting were as follows:

	SHARES VOTED (in thousands)
Description	For	Withheld

1. Election of the Board of Directors:

Warren Eisenberg	259,115	9,828
Victoria A. Morrison	251,259	17,684
Fran Stoller	253,749	15,194
Stanley F. Barshay	260,684	8,259
Jordan Heller	262,874	6,069

	For	Against	Abstentions
2. Appointment of Auditors:

KPMG	257,022	10,574	1,347

	For	Against	Abstentions	Broker Non-Votes

3. 2004 Incentive Compensation Plan:	181,513	42,872	1,590	42,968

	For	Against	Abstentions	Broker Non-Votes

4. Shareholder Proposal; Glass Ceiling Report:	24,426	178,721	22,847	42,949

	For	Against	Abstentions	Broker Non-Votes

5. Shareholder Proposal; Executive Stock Holdings:	52,882	168,648	4,462	42,951

Item 6.  Exhibits and Reports on Form 8-K

(a)          The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

(b)         Report on Form 8-K:

The Company furnished a report dated June 24, 2004, in reference to a press release dated June 23, 2004, in which the Company announced financial results for its fiscal first quarter ended May 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: July 7, 2004	By:	/s/ Eugene A. Castagna
Eugene A. Castagna
Vice President – Finance and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Amended Stock Option Agreement Dated as of May 10, 2004.

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.