Form 10-Q
period 2004-08-28
BED BATH & BEYOND INC
filed 2004-09-30
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act).

Yes ☒   No  ☐

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 28, 2004
Common Stock - $0.01 par value	300,930,744

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	August 28, 2004	February 28, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$846,350	$825,015
Short term investment securities	105,498	41,580
Merchandise inventories	1,052,813	1,012,334
Other current assets	108,443	90,357

Total current assets	2,113,104	1,969,286

Long term investment securities	305,832	210,788
Property and equipment, net	534,795	516,164
Goodwill	147,559	147,269
Other assets	21,559	21,516

	$3,122,849	$2,865,023

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$428,393	$398,650
Accrued expenses and other current liabilities	256,482	273,851
Merchandise credit and gift card liabilities	69,098	63,188
Income taxes payable	50,469	33,845

Total current liabilities	804,442	769,534

Deferred rent and other liabilities	110,877	104,669

Total liabilities	915,319	874,203

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued and outstanding - August 28, 2004, 300,931 shares and February 28, 2004, 300,278 shares	3,009	3,003
Additional paid-in capital	448,051	433,404
Retained earnings	1,756,470	1,554,413

Total shareholders’ equity	2,207,530	1,990,820

	$3,122,849	$2,865,023

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003

Net sales	$1,273,960	$1,111,445	$2,374,877	$2,005,313

Cost of sales	743,131	652,300	1,387,274	1,178,988

Gross profit	530,829	459,145	987,603	826,325

Selling, general and administrative expenses	341,721	303,278	669,788	580,008

Operating profit	189,108	155,867	317,815	246,317

Interest income	3,676	2,195	6,774	5,254

Earnings before provision for income taxes	192,784	158,062	324,589	251,571

Provision for income taxes	72,776	60,854	122,532	96,855

Net earnings	$120,008	$97,208	$202,057	$154,716

Net earnings per share - Basic	$0.40	$0.33	$0.67	$0.52
Net earnings per share - Diluted	$0.39	$0.32	$0.66	$0.51

Weighted average shares outstanding - Basic	300,778	295,811	300,598	295,387
Weighted average shares outstanding - Diluted	306,495	304,172	306,539	303,605

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	August 28, 2004	August 30, 2003

Cash Flows from Operating Activities:

Net earnings	$202,057	$154,716
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	46,168	40,257
Amortization of bond premium	585	649
Tax benefit from exercise of stock options	5,947	18,634
Deferred income taxes	1,070	4,037
(Increase) decrease in assets, net of effect of acquisition:
Merchandise inventories	(40,479)	26,498
Other current assets	(14,842)	(10,002)
Other assets	(85)	(6,946)
Increase (decrease) in liabilities, net of effect of acquisition:
Accounts payable	29,743	7,026
Accrued expenses and other current liabilities	(10,798)	12,789
Merchandise credit and gift card liabilities	5,910	6,016
Income taxes payable	16,624	(16,789)
Deferred rent and other liabilities	1,736	10,545

Net cash provided by operating activities	243,636	247,430

Cash Flows from Investing Activities:
Purchase of investment securities	(247,355)	(130,975)
Redemption of investment securities	87,808	194,770
Payment for acquisition, net of cash acquired	—	(175,487)
Capital expenditures	(64,793)	(30,126)

Net cash used in investing activities	(224,340)	(141,818)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	8,706	17,314
Payment of deferred purchase price for acquisition	(6,667)	—
Prepayment of acquired debt	—	(21,215)

Net cash provided by (used in) financing activities	2,039	(3,901)

Net increase in cash and cash equivalents	21,335	101,711

Cash and cash equivalents:

Beginning of period	825,015	515,670
End of period	$846,350	$617,381

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements, except for the February 28, 2004 consolidated balance sheet, have been prepared without audit.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of August 28, 2004 and February 28, 2004 and the results of their operations for the three months and six months ended August 28, 2004 and August 30, 2003, respectively, and their cash flows for the six months ended August 28, 2004 and August 30, 2003, respectively. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by U.S. generally accepted accounting principles.  Reference should be made to Bed Bath & Beyond Inc.’s Annual Report on Form 10-K for the fiscal year ended February 28, 2004 for additional disclosures, including a summary of the Company’s significant accounting policies.

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

2) Recently Adopted Accounting Pronouncements

In November 2003, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force’s (“EITF”) consensus on Issue 03-10, which amends EITF 02-16.  This consensus requires that if certain criteria are met, consideration received by a reseller in the form of reimbursement from a vendor for honoring the vendor’s sales incentives offered to consumers, such as manufacturer’s coupons and rebates offered to consumers, should not be recorded as a reduction of the cost of the reseller’s purchases from the vendor.  The Company adopted EITF 03-10 at the beginning of fiscal 2004.  The adoption of EITF 03-10 did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation (“FIN”) 46R, “Consolidation of Variable Interest Entities.”  FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46R are effective for the first reporting period that ends after December 15, 2003 for variable interests in those entities commonly referred to as special purpose entities.  Application of the provisions of FIN 46R for all other entities is effective for the first reporting period ending after March 15, 2004.  The adoption did not have a material impact on the Company’s consolidated financial statements.

3) Stock-Based Compensation

As permitted under Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but continues to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  The Company has complied with the disclosure requirements of SFAS No. 148.

Accordingly, no compensation cost has been recognized in connection with the stock option plans.  Set forth below are the Company’s net earnings and net earnings per share “as reported,” and as if compensation cost had been recognized (“pro forma”) in accordance with the fair value provisions of SFAS No. 148:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003

Net earnings:
As reported	$120,008	$97,208	$202,057	$154,716

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(9,148)	(7,577)	(17,457)	(14,474)

Pro forma	$110,860	$89,631	$184,600	$140,242

Net earnings per share:

Basic:
As reported	$0.40	$0.33	$0.67	$0.52
Pro forma	$0.37	$0.30	$0.61	$0.47

Diluted:
As reported	$0.39	$0.32	$0.66	$0.51
Pro forma	$0.37	$0.30	$0.61	$0.47

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

4) Investment Securities

Investment securities at August 28, 2004 consist primarily of U.S. Government Agency debt securities and municipal debt securities. Because the Company has the ability and intent to hold the securities until maturity, it classifies its securities as held-to-maturity. These investment securities are recorded at amortized cost.  Premiums are amortized and discounts are accreted over the life of the related held-to-maturity securities as adjustments to interest income using the effective interest method. Dividend and interest income are recognized when earned.

5) Earnings Per Share

The Company presents earnings per share on a basic and diluted basis.  Basic earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of stock options.

Options for which the exercise price was greater than the average market price of common shares for the three months and six months ended August 28, 2004 and August 30, 2003 were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. These consisted of options totaling 4,176,000 and 352,000 shares for the three months and 3,434,400 and 951,600 shares for the six months ended August 28, 2004 and August 30, 2003, respectively.

6) Lines of Credit

The Company maintains two uncommitted lines of credit of $75 million and $50 million, which expire in September 2004 and November 2004, respectively.  The Company is currently in the process of renewing and increasing the $75 million line of credit to $100 million, which would expire in September 2005. These uncommitted lines of credit are currently, and are expected to be, used for letters of credit in the ordinary course of business.  As of August 28, 2004, the Company did not have any direct borrowings under the uncommitted lines of credit.

7) Supplemental Cash Flow Information

The Company paid income taxes of $99.1 million and $98.3 million in the first six months of fiscal 2004 and 2003, respectively.

8) Acquisition

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

The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at June 19, 2003, including a debt prepayment penalty, with the excess of the purchase price over the net assets acquired of approximately $132.0 million being allocated to goodwill.

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

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
	(unaudited)	(pro forma)	(unaudited)	(pro forma)

Net sales	$1,273,960	$1,129,141	$2,374,877	$2,109,641

Net earnings	120,008	97,197	202,057	157,725

Earnings per share:
Basic	$0.40	$0.33	$0.67	$0.53
Diluted	$0.39	$0.32	$0.66	$0.52

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) operates specialty retail stores nationwide.  The Company’s objective is to be a customer’s first choice for products and services in the categories offered, in the markets in which the Company operates.

The Company’s strategy is to achieve this objective through excellent customer service, an extensive breadth and depth of assortment, everyday low prices, introduction of new merchandising offerings and development of our infrastructure.

Operating in the highly competitive retail industry, the Company, along with other retail companies, is influenced by a number of factors including, but not limited to, general economic conditions, consumer preferences and spending habits, competition from existing and potential competitors, unusual weather patterns and the ability to find suitable locations at reasonable occupancy costs to support the Company’s expansion program.

For the three and six months ended August 28, 2004, the Company’s consolidated net sales increased by 14.6% and 18.4%, respectively, as compared to the corresponding periods last year.  These increases were primarily attributable to the continuing Bed Bath & Beyond (“BBB”) store expansion program, the inclusion of the results of Christmas Tree Shops, Inc. (“CTS”) which was acquired in June 2003 and an increase in comparable store sales.  CTS, whose comparable store sales were slightly negative for the three and six months ended August 28, 2004, will be included in the total Company’s comparable store sales calculation starting in the third quarter of fiscal 2004.

Comparable store sales (which excluded CTS sales) for the fiscal three and six months of 2004 increased by approximately 4.8% and 4.9%, respectively. The increase in comparable store sales reflected a number of factors, including, but not limited to, the continued consumer acceptance of the Company’s merchandise offerings and a strong focus on customer service with an emphasis on responding to customer feedback.

A store is considered a comparable store when it has been open for twelve full months following its grand opening period (typically four to six weeks).  Stores relocated or expanded are excluded from comparable store sales if the change in square footage would cause meaningful disparity in sales over the prior period.  In the case of a store to be closed, such store’s sales are not considered comparable once the store closing process has commenced.

For the three and six months ended August 28, 2004, the Company’s consolidated net earnings increased by 23.5% and 30.6%, respectively, as compared to the corresponding periods last year.  These increases were primarily a result of relative increases in gross profit as a percentage of net sales and relative decreases in selling, general and administrative expenses (“SG&A”) as a percentage of net sales.

Results of Operations

Net Sales

Net sales for the three months ended August 28, 2004 were approximately $1.3 billion, an increase of $162.5 million or approximately 14.6% over net sales of approximately $1.1 billion for the corresponding quarter last year.  For the six months ended August 28, 2004, net sales were approximately $2.4 billion, an increase of $369.6 million or approximately 18.4% over net sales of approximately $2.0 billion for the corresponding six months of last year.

The increase in net sales for the three and six months ended August 28, 2004 was attributable to the Company’s new store sales, approximately 59.9% and 46.7%, respectively, and CTS’ sales (acquired on June 19, 2003), approximately 10.2% and 28.0%, respectively. The balance of the increase was primarily attributable to the increase in comparable store sales.  The increase in comparable store sales for the fiscal three and six months of 2004 was 4.8% and 4.9%, respectively. The increases in comparable store sales are due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings and a strong focus on customer service with an emphasis on responding to customer feedback.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 52% and 48% of net sales, respectively, for both the three months ended August 28, 2004 and August 30, 2003.

Gross Profit

Gross profit for the three and six months ended August 28, 2004 was $530.8 million and $987.6 million, or 41.7% and 41.6% of net sales, respectively.  Gross profit for the three and six months ended August 30, 2003 was $459.1 million and $826.3 million, or 41.3% and 41.2% of net sales, respectively.  The increase in gross profit as a percentage of net sales for the three and six months ended August 28, 2004 was driven primarily by the reduction of inventory acquisition costs which resulted in part from favorable shifts in the sales mix attributable to the Company’s current merchandise offerings, as well as the Company’s procurement initiatives to improve gross profit.

Selling, General and Administrative Expenses

SG&A for the three and six months ended August 28, 2004 was $341.7 million and $669.8 million, or 26.8% and 28.2% of net sales, respectively.  SG&A for the three and six months ended August 30, 2003 was $303.3 million and $580.0 million, or 27.3% and 28.9% of net sales, respectively.  The decrease in SG&A as a percentage of net sales for the quarter was primarily attributable to a decrease in payroll and payroll related items and occupancy costs, which primarily resulted from the comparable store sales increase.  The decrease in SG&A as a percentage of net sales for the fiscal six months was primarily attributable to a decrease in payroll and payroll related items, occupancy costs and other expenses, which primarily resulted from the comparable store sales increase.

Operating Profit

Operating profit for the three months ended August 28, 2004 increased to $189.1 million compared to $155.9 million during the comparable period in 2003.   For the six months ended August 28, 2004 operating profit increased to $317.8 million compared to $246.3 million during the comparable period of 2003.  The improvements in operating profit were a result of the increases in total net sales and relative increases in gross profit as a percentage of net sales and relative decreases in SG&A as a percentage of net sales, as discussed above.

Interest Income

Interest income was $3.7 million and $6.8 million for the fiscal three and six month periods of 2004, respectively, compared to $2.2 million and $5.3 million for the fiscal three and six month periods of 2003, respectively.  Interest income increased due to an increase in invested cash and an increase in the Company’s average investment interest rate as a result of the recent upward trend in short term interest rates during the past three months.

Income Taxes

The effective tax rate was 37.75% for the fiscal three and six month periods of 2004 and 38.5% for the fiscal three and six month periods of 2003.  The decrease is due to a reduction in the weighted average effective tax rate resulting from a change in the mix of the business within the taxable jurisdictions in which the Company operates.

Net Earnings

As a result of the factors described above, net earnings increased to $120.0 million for the fiscal three month period of 2004 and $202.1 million for the fiscal six month period of 2004, compared with $97.2 million for the fiscal three month period of 2003 and $154.7 million for the fiscal six month period of 2003.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores. As a result of this program, the Company operated 606 BBB stores, 24 CTS stores and 31 Harmon stores at the end of the fiscal second quarter of 2004, compared with 514 BBB stores, 23 CTS stores and 29 Harmon stores at the end of the corresponding quarter last year.  At August 28, 2004, Company-wide total square footage was approximately 21.3 million square feet.

The Company opened 14 BBB stores during the second quarter of fiscal 2004 which brought the total BBB stores opened to 31 for the fiscal first half of 2004.  The Company plans to open approximately 54 additional BBB stores, in both new and existing markets, two CTS stores and approximately four additional Harmon stores by the end of the fiscal year.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended August 28, 2004 was $243.6 million as compared with $247.4 million in the corresponding period of fiscal 2003.  The decrease in net cash provided by operating activities was primarily attributable to an increase in merchandise inventories (primarily a result of new store space) and a decrease in accrued expenses and other current liabilities, partially offset by increases in income taxes payable and accounts payable (primarily due to an increase in merchandise inventory) and an increase in net income.

Inventory per square foot, which was $49.42 as of August 28, 2004 and $50.72 as of August 30, 2003, was relatively flat year over year.  The Company continues to focus on optimizing inventory productivity while maintaining appropriate in-store merchandise levels to support sales growth.

Net cash used in investing activities for the six months ended August 28, 2004 was $224.3 million as compared with $141.8 million used in the corresponding period of fiscal 2003.  This change is primarily the result of a net increase in investment securities and the payment for the acquisition of CTS in the prior year. The increase in capital expenditures was primarily attributable to expenditures for furniture, fixtures and leasehold improvements for the 31 new BBB stores opened during the first six months of fiscal 2004 and information technology enhancements, compared to expenditures for furniture, fixtures and leasehold improvements and information technology enhancements for the 24 new BBB stores opened in the corresponding period last year.

Net cash provided by financing activities for the six months ended August 28, 2004 was $2.0 million as compared with $3.9 million used in the corresponding period of 2003.  The change in the net cash position between fiscal years is primarily attributable to the prepayment of CTS’ debt in the prior year in conjunction with the acquisition.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In particular, judgment is used in areas such as the provision for sales returns, inventory valuation, impairment of long-lived assets, goodwill and other indefinitely lived intangible assets, vendor allowances and accruals for self insurance, litigation and store opening, expansion, relocation and closing costs. Actual results could differ from these estimates.

Sales Returns:  Sales returns, which are reserved for based on historical experience, are provided for in the period that the related sales are recorded. Although these estimates have not varied materially from historical provisions, actual experience could vary from our historical experience in the future if the level of sales return activity changes materially.  In the future, if the Company concludes an adjustment to the sales returns accrual is required, the reserve will be adjusted accordingly.

Inventory Valuation:  Merchandise inventories are stated at the lower of cost or market.  BBB’s and Harmon’s inventory cost is calculated using the retail inventory method and CTS’ inventory cost is calculated using the first-in, first-out cost method.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories.

At any one time, inventories include items that have been written down to the Company’s best estimate of their realizable value.  Factors considered in estimating realizable value include the age of merchandise and anticipated demand.  Actual realizable value could differ materially from this estimate based upon future customer demand or economic conditions.

The Company estimates its reserve for shrinkage throughout the year, based on historical shrinkage.  Actual shrinkage is recorded at year-end based upon the results of the Company’s physical inventory count.  Historically, the Company’s shrinkage has not been volatile.

Impairment of Long-Lived Assets:  The Company reviews long-lived assets for impairment by comparing the carrying value of these assets with their estimated future undiscounted cash flows when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values.  If it is determined that an impairment loss has occurred, the loss would be recognized during that period.  The impairment loss is calculated as the difference between asset carrying values and the present value of the estimated net cash flows.  The Company has not historically had a material impairment of long-lived assets and the Company does not believe that a material impairment currently exists.  In the future, if events or market conditions affect the estimated cash flows generated by the Company’s long-lived assets to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

Goodwill and Other Indefinitely Lived Intangible Assets:  The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually and otherwise when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values.  Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value.  The Company has historically not recorded an impairment to its goodwill and other indefinitely lived intangible assets and does not believe that a material impairment currently exists.  In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of the asset in the period in which the impairment occurs.

Vendor Allowances:  The Company receives allowances from vendors in the normal course of business for various reasons including direct cooperative advertising, purchase volume and reimbursement for other expenses.  Annual terms for each allowance include the basis for earning the allowance and payment terms which vary by each agreement.  Prior to the adoption of the FASB’s Emerging Issues Task Force Issue (“EITF”) No. 02-16, “Accounting by a Customer (including a

Reseller) for certain Consideration Received from a Vendor,” allowances were recorded as either a reduction of inventory cost, an advertising expense or a sales incentive. After adopting EITF 02-16, which was effective for all new vendor allowances, including modifications of existing allowances, entered into after December 31, 2002, all vendor allowances are recorded as a reduction of inventory cost, except for direct cooperative advertising allowances which are specific, incremental and identifiable.  The Company recognizes purchase volume allowances as a reduction of the cost of inventory in the quarter in which milestones are achieved.

Self Insurance:  The Company utilizes a combination of insurance and self insurance for a number of risks including workers compensation, general liability, automobile liability and employee related health care benefits (a portion of which is paid by our employees). Liabilities associated with the risks that we retain are estimated by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.  Although the Company’s claims experience has not displayed substantial volatility in the past, actual experience could materially vary from our historical experience in the future.  Factors that affect these estimates include but are not limited to: inflation, the number and severity of claims and regulatory changes.  In the future, if the Company concludes an adjustment to self insurance accruals are required, the liability will be adjusted accordingly.

Litigation:  The Company records an estimated liability related to various claims and legal actions arising in the ordinary course of business which is based on available information and advice from outside counsel, where appropriate.  As additional information becomes available, the Company reassesses the potential liability related to its pending litigation and revises its estimates as appropriate. The Company can not predict the nature and validity of claims which could be asserted in the future, and future claims could have a material impact on its earnings.

Store Opening, Expansion, Relocation and Closing Costs:  Store opening, expansion, relocation and closing costs, including estimates for markdowns, asset residual values and projected occupancy costs, are charged to earnings as incurred.  Prior to the adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which was effective for any exit or disposal activity initiated after December 31, 2002, costs related to store relocations and closings were provided for in the period in which management approved the relocation or closing of a store. Actual costs related to store relocations and closings could differ from these estimates.

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

Forward Looking Statements

This Form 10-Q may contain forward looking statements.  Many of these forward looking statements can be identified by use of words such as may, will, expect, anticipate, estimate, assume, continue, project, plan, and similar words and phrases.  The Company’s actual results and future financial condition may differ materially from those expressed in any such forward looking statements as a result of many factors that may be outside the Company’s control.  Such factors include, without limitation: general economic conditions, changes in the retailing environment and consumer preferences and spending habits; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; unusual weather patterns; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the ability to find suitable locations at reasonable occupancy costs to support the Company’s expansion program; and the cost of labor, merchandise and other costs and expenses. The Company does not undertake any obligation to update its forward looking statements.

Available Information

The Company makes available as soon as reasonably practicable after filing with the SEC, free of charge, through the Investor Relations section of its website, www.bedbathandbeyond.com, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, electronically filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities.  The Company’s market risks at August 28, 2004 are similar to those disclosed in Item 7a of the Company’s Form 10-K for the year ended February 28, 2004.  The Company continues to regularly evaluate these risks and continues to take measures to mitigate these risks.

Item 4.  Controls and Procedures

(a)     Evaluation of disclosure controls and procedures.  The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a- 15(e) and 15d-15(e)) as of August 28, 2004 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

(b)       Report on Form 8-K:

The Company furnished a report dated September 22, 2004, in reference to a press release dated September 22, 2004, in which the Company announced financial results for its fiscal second quarter ended August 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: September 30, 2004	By:	/s/ Eugene A. Castagna
Eugene A. Castagna
Vice President – Finance and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Form of Stock Option Agreement under 2004 Incentive Compensation Plan.

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.