Form 10-Q
period 2004-11-27
BED BATH & BEYOND INC
filed 2005-01-04
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act). Yes ☒ No ☐

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 27, 2004
Common Stock - $0.01 par value	302,605,743

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	November 27,	February 28,
	2004	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$781,922	$825,015
Short term investment securities	186,854	41,580
Merchandise inventories	1,213,785	1,012,334
Other current assets	125,639	90,357

Total current assets	2,308,200	1,969,286

Long term investment securities	331,556	210,788
Property and equipment, net	558,496	516,164
Goodwill	147,559	147,269
Other assets	21,148	21,516

	$3,366,959	$2,865,023

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$518,817	$398,650
Accrued expenses and other current liabilities	265,505	273,851
Merchandise credit and gift card liabilities	73,442	63,188
Income taxes payable	27,259	33,845

Total current liabilities	885,023	769,534

Deferred rent and other liabilities	114,756	104,669

Total liabilities	999,779	874,203

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued and outstanding - November 27, 2004, 302,606 shares and February 28, 2004, 300,278 shares	3,026	3,003
Additional paid-in capital	485,757	433,404
Retained earnings	1,878,397	1,554,413

Total shareholders’ equity	2,367,180	1,990,820

	$3,366,959	$2,865,023

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 27,	November 29,	November 27,	November 29,
	2004	2003	2004	2003

Net sales	$1,305,155	$1,174,740	$3,680,032	$3,180,053

Cost of sales	757,003	687,753	2,144,277	1,866,741

Gross profit	548,152	486,987	1,535,755	1,313,312

Selling, general and administrative expenses	357,174	325,528	1,026,962	905,536

Operating profit	190,978	161,459	508,793	407,776

Interest income	4,889	1,965	11,663	7,219

Earnings before provision for income taxes	195,867	163,424	520,456	414,995

Provision for income taxes	73,940	62,918	196,472	159,773

Net earnings	$121,927	$100,506	$323,984	$255,222

Net earnings per share - Basic	$0.40	$0.34	$1.08	$0.86
Net earnings per share - Diluted	$0.40	$0.33	$1.06	$0.84

Weighted average shares outstanding - Basic	301,409	297,279	300,868	296,018
Weighted average shares outstanding - Diluted	307,557	305,156	306,878	304,122

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	November 27,	November 29,
	2004	2003

Cash Flows from Operating Activities:

Net earnings	$323,984	$255,222
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	69,957	60,686
Amortization of bond premium	988	1,079
Tax benefit from exercise of stock options	24,898	43,691
Deferred income taxes	1,607	2,575
(Increase) decrease in assets, net of effect of acquisition:
Merchandise inventories	(201,451)	(182,532)
Other current assets	(30,417)	(24,799)
Other assets	305	(6,998)
Increase (decrease) in liabilities, net of effect of acquisition:
Accounts payable	120,167	150,131
Accrued expenses and other current liabilities	(1,823)	25,014
Merchandise credit and gift card liabilities	10,254	8,775
Income taxes payable	(6,586)	(44,523)
Deferred rent and other liabilities	3,410	12,555

Net cash provided by operating activities	315,293	300,876

Cash Flows from Investing Activities:

Purchase of investment securities	(400,578)	(222,224)
Redemption of investment securities	133,548	252,770
Payment for acquisition, net of cash acquired	—	(175,487)
Capital expenditures	(112,167)	(79,168)

Net cash used in investing activities	(379,197)	(224,109)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	27,478	49,109
Payment of deferred purchase price for acquisition	(6,667)	—
Prepayment of acquired debt	—	(21,215)

Net cash provided by financing activities	20,811	27,894

Net (decrease) increase in cash and cash equivalents	(43,093)	104,661

Cash and cash equivalents:

Beginning of period	825,015	515,670
End of period	$781,922	$620,331

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements, except for the February 28, 2004 consolidated balance sheet, have been prepared without audit.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of November 27, 2004 and February 28, 2004 and the results of its operations for the three months and nine months ended November 27, 2004 and November 29, 2003, respectively, and its cash flows for the nine months ended November 27, 2004 and November 29, 2003, respectively. All significant intercompany balances and transactions have been eliminated in consolidation.

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

In December 2003, the FASB issued FASB Interpretation (“FIN”) 46R, “Consolidation of Variable Interest Entities.”  FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46R are effective for the first reporting period that ends after December 15, 2003 for variable interests in those entities commonly referred to as special purpose entities.  Application of the provisions of FIN 46R for all other entities is effective for the first reporting period ending after March 15, 2004.  The adoption of FIN 46R did not have a material impact on the Company’s consolidated financial statements.

3) Stock-Based Compensation

As permitted under Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but continues to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  The Company has complied with the disclosure requirements of SFAS No. 148.

Accordingly, no compensation cost has been recognized in connection with the stock option plans.  Set forth below are the Company’s net earnings and net earnings per share “as reported,” and as if compensation cost had been recognized (“pro forma”) in accordance with the fair value provisions of SFAS No. 148:

	Three Months Ended		Nine Months Ended
	November 27,	November 29,	November 27,	November 29,
(in thousands, except per share data)	2004	2003	2004	2003

Net earnings:
As reported	$121,927	$100,506	$323,984	$255,222

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(8,971)	(7,810)	(26,428)	(22,284)

Pro forma	$112,956	$92,696	$297,556	$232,938

Net earnings per share:

Basic:
As reported	$0.40	$0.34	$1.08	$0.86
Pro forma	$0.37	$0.31	$0.99	$0.79

Diluted:
As reported	$0.40	$0.33	$1.06	$0.84
Pro forma	$0.37	$0.31	$0.99	$0.78

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005.  The Company is in the process of determining the impact of the requirements of SFAS No. 123(R) which could have a material impact on its consolidated financial statements.

4) Investment Securities

Investment securities at November 27, 2004 consist primarily of U.S. Government Agency debt securities and municipal debt securities. Because the Company has the ability and intent to hold the securities until maturity, it classifies its securities as held-to-maturity. These investment securities are recorded at amortized cost.  Premiums are amortized and discounts are accreted over the life of the related held-to-maturity securities as adjustments to interest income using the effective interest method. Dividend and interest income are recognized when earned.

5) Earnings Per Share

The Company presents earnings per share on a basic and diluted basis.  Basic earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of stock options.

Options for which the exercise price was greater than the average market price of common shares for the three months and nine months ended November 27, 2004 and November 29, 2003 were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. These consisted of options totaling 1,998,900 and 103,900 shares for the three months and 2,955,900 and 669,027 shares for the nine months ended November 27, 2004 and November 29, 2003, respectively.

6) Lines of Credit

The Company maintains two uncommitted lines of credit of $100 million and $50 million, which expire in September 2005 and February 2005, respectively.  These uncommitted lines of credit are currently, and are expected to be, used for letters of credit in the ordinary course of business.  As of November 27, 2004, the Company did not have any direct borrowings under the uncommitted lines of credit.

7) Supplemental Cash Flow Information

The Company paid income taxes of $176.7 million and $165.4 million in the first nine months of fiscal 2004 and 2003, respectively.

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

	Three Months Ended		Nine Months Ended
	November 27,	November 29,	November 27,	November 29,
(in thousands, except per share data)	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(pro forma)

Net sales	$1,305,155	$1,174,740	$3,680,032	$3,284,381

Net earnings	121,927	100,506	323,984	258,231

Earnings per share:
Basic	$0.40	$0.34	$1.08	$0.87
Diluted	$0.40	$0.33	$1.06	$0.85

The unaudited pro forma results of the Company have been prepared for comparative purposes only and in management’s opinion do not purport to be indicative of the Company’s results of operations that would have occurred had the CTS acquisition been consummated at the beginning of the period. Pro forma results are not intended to be a projection of future results.

9) Subsequent Events

On December 15, 2004, the Company announced that the Board of Directors approved a $350 million share repurchase program, authorizing the repurchase of shares of its common stock.  The Company is authorized to make repurchases from time to time in the open market pursuant to existing rules and regulations and other parameters approved by the Board.  The program was effective on December 15, 2004, and is expected, depending on prevailing market conditions, to be completed within approximately twelve months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) operate specialty retail stores nationwide.  The Company’s objective is to be a customer’s first choice for products and services in the categories offered, in the markets in which the Company operates.

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

For the three and nine months ended November 27, 2004, the Company’s consolidated net sales increased by 11.1% and 15.7%, respectively, as compared to the corresponding periods last year.  The three month net sales increase was primarily attributable to the continuing Bed Bath & Beyond (“BBB”) store expansion program and an increase in comparable store sales.  The nine month net sales increase was primarily attributable to the continuing BBB store expansion program, the inclusion of the results of Christmas Tree Shops, Inc. (“CTS”) since its acquisition in June 2003 and an increase in comparable store sales.

Comparable store sales for the fiscal three and nine months of 2004 increased by approximately 3.1% and 4.2%, respectively. As of the beginning of the fiscal third quarter of 2004, CTS was included in the calculation of comparable store sales.  The increase in comparable store sales reflected a number of factors, including, but not limited to, the continued consumer acceptance of the Company’s merchandise offerings and a strong focus on customer service with an emphasis on responding to customer feedback.

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

For the three and nine months ended November 27, 2004, the Company’s consolidated net earnings increased by 21.3% and 26.9%, respectively, as compared to the corresponding periods last year.  These increases were primarily a result of relative increases in gross profit as a percentage of net sales and relative decreases in selling, general and administrative expenses (“SG&A”) as a percentage of net sales.

Results of Operations

Net Sales

Net sales for the three months ended November 27, 2004 were approximately $1.305 billion, an increase of $130.4 million or approximately 11.1% over net sales of approximately $1.175 billion for the corresponding quarter last year.  For the nine months ended November 27, 2004, net sales were approximately $3.680 billion, an increase of $500.0 million or approximately 15.7% over net sales of approximately $3.180 billion for the corresponding nine months of last year.

Approximately 59.0% of the increase in net sales for the nine months ended November 27, 2004 was attributable to an increase in the Company’s new store sales, approximately 20.7% of the increase was attributable to CTS’ sales (acquired on June 19, 2003) and the balance of the increase was primarily attributable to the increase in comparable store sales.  Approximately 73.1% of the increase in net sales for the three months ended November 27, 2004 was attributable to an increase in the Company’s new store sales with the balance of the increase primarily attributable to the increase in comparable store sales.  The increase in comparable store sales for the fiscal three and nine months of 2004 was 3.1% and 4.2%, respectively. The increases in comparable store sales are due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings and a strong focus on customer service with an emphasis on responding to customer feedback.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 49% and 51% of net sales, respectively, for both the three and nine months ended November 27, 2004.  The sales of domestics merchandise and home furnishings accounted for approximately 48% and 52% of net sales, respectively, for the three months ended November 29, 2003 and approximately 49% and 51% of net sales, respectively, for the nine months ended November 29, 2003.

Gross Profit

Gross profit for the three and nine months ended November 27, 2004 was $548.2 million and $1.536 billion, or 42.0% and 41.7% of net sales, respectively.  Gross profit for the three and nine months ended November 29, 2003 was $487.0 million and $1.313 billion, or 41.5% and 41.3% of net sales, respectively.  The increase in gross profit as a percentage of net sales for the three and nine months ended November 27, 2004 was driven primarily by the reduction of inventory acquisition costs which resulted in part from favorable shifts in the sales mix attributable to the Company’s current merchandise offerings, as well as the Company’s procurement initiatives to improve gross profit.

Selling, General and Administrative Expenses

SG&A for the three and nine months ended November 27, 2004 was $357.2 million and $1.027 billion, or 27.4% and 27.9% of net sales, respectively.  SG&A for the three and nine months ended November 29, 2003 was $325.5 million and $905.5 million, or 27.7% and 28.5% of net sales, respectively.  The decrease in SG&A as a percentage of net sales for the quarter was primarily attributable to a decrease in payroll and payroll related items and occupancy costs, which primarily resulted from the comparable store sales increase.  Also contributing to the decrease in SG&A as a percentage of net sales were store opening costs, which primarily resulted from a decrease in the number of store openings for the fiscal third quarter as compared to the corresponding quarter a year ago.  The above relative percentage decreases were partially offset by an increase in advertising expense.

The decrease in SG&A as a percentage of net sales for the fiscal nine months was primarily attributable to a decrease in payroll and payroll related items, occupancy costs and other store expenses, which primarily resulted from the comparable store sales increase.  The above decreases were partially offset by an increase in advertising expense.

Operating Profit

Operating profit for the three months ended November 27, 2004 increased to $191.0 million compared to $161.5 million during the comparable period in 2003.  For the nine months ended November 27, 2004 operating profit increased to $508.8 million compared to $407.8 million during the comparable period of 2003.  The improvements in operating profit were a result of the increases in net sales and relative increases in gross profit as a percentage of net sales and relative decreases in SG&A as a percentage of net sales, as discussed above.

Interest Income

Interest income was $4.9 million and $11.7 million for the fiscal three and nine month periods of 2004, respectively, compared to $2.0 million and $7.2 million for the fiscal three and nine month periods of 2003, respectively.  Interest income increased due to an increase in invested cash and an increase in the Company’s average investment interest rate as a result of the recent upward trend in short term interest rates during the past several months.

Income Taxes

The effective tax rate was 37.75% for the fiscal three and nine month periods of 2004 and 38.50% for the fiscal three and nine month periods of 2003.  The decrease is due to a reduction in the weighted average effective tax rate resulting from a change in the mix of the business within the taxable jurisdictions in which the Company operates.

Net Earnings

As a result of the factors described above, net earnings increased to $121.9 million for the fiscal three month period of 2004 and $324.0 million for the fiscal nine month period of 2004, compared with $100.5 million for the fiscal three month period of 2003 and $255.2 million for the fiscal nine month period of 2003.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores. As a result of this program, the Company operated 640 BBB stores, 26 CTS stores and 32 Harmon stores at the end of the fiscal third quarter of 2004, compared with 569 BBB stores, 24 CTS stores and 30 Harmon stores at the end of the corresponding quarter last year.  At November 27, 2004, Company-wide total square footage was approximately 22.4 million square feet.

The Company opened 34 BBB stores during the third quarter of fiscal 2004 which brought the total BBB stores opened to 65 for the nine months of fiscal 2004.  The Company plans to open approximately 20 additional BBB stores, in both new and existing markets, and approximately four additional Harmon stores by the end of the fiscal year.

Share Repurchase Program

On December 15, 2004, the Company announced that the Board of Directors approved a $350 million share repurchase program, authorizing the repurchase of shares of its common stock.  The Company is authorized to make repurchases from time to time in the open market pursuant to existing rules and regulations and other parameters approved by the Board.  The program was effective on December 15, 2004, and is expected, depending on prevailing market conditions, to be completed within approximately twelve months.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended November 27, 2004 was $315.3 million as compared with $300.9 million in the corresponding period of fiscal 2003.  The increase in net cash provided by operating activities was primarily attributable to an increase in net income partially offset by an increase in merchandise inventories (primarily a result of new store space), the timing of liability payments and the reduction of the tax benefit received from the exercise of stock options.

Inventory per square foot was $54.29 as of November 27, 2004 and $57.49 as of November 29, 2003.  The Company continues to focus on optimizing inventory productivity while maintaining appropriate in-store merchandise levels to support sales growth.

Net cash used in investing activities for the nine months ended November 27, 2004 was $379.2 million as compared with $224.1 million used in the corresponding period of fiscal 2003.  This change is primarily the result of a net increase in investment securities in the current year and the payment for the acquisition of CTS in the prior year. The increase in capital expenditures was primarily attributable to expenditures for furniture, fixtures and leasehold improvements for the 65 new BBB stores opened during the first nine months of fiscal 2004 and information technology enhancements, compared to expenditures for leasehold improvements, furniture, fixtures and information technology for the 79 new BBB stores opened in the corresponding period last year.

Net cash provided by financing activities for the nine months ended November 27, 2004 was $20.8 million as compared with $27.9 million in the corresponding period of 2003.  The decrease in net cash provided by financing activities is primarily attributable to a decrease in proceeds from the exercise of stock options in the current year offset by the prepayment of CTS’ debt in the prior year in conjunction with the acquisition.

For fiscal 2004, the Company believes that its current operating cash flow, working capital, and cash and cash equivalents on hand should be sufficient to meet its obligations in the ordinary course of business, including capital expenditures and new store openings.

Seasonality

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December and generally lower in February and March.

Recent Accounting Pronouncement

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005.  The Company is in the process of determining the impact of the requirements of SFAS No. 123(R) which could have a material impact on its consolidated financial statements.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In particular, judgment is used in areas such as the provision for sales returns, inventory valuation, impairment of long-lived assets, goodwill and other indefinitely lived intangible assets, and accruals for self insurance, litigation and store opening, expansion, relocation and closing costs. Actual results could differ from these estimates.

Sales Returns:  Sales returns, which are reserved for based on historical experience, are provided for in the period that the related sales are recorded. Although these estimates have not varied materially from historical provisions, actual experience could vary from our historical experience in the future if the level of sales return activity changes materially.  In the future, if the Company concludes that an adjustment to the sales returns accrual is required, the reserve will be adjusted accordingly.

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

Goodwill and Other Indefinitely Lived Intangible Assets:  The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually and otherwise when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values.  Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value.  The Company has not historically recorded an impairment to its goodwill and other indefinitely lived intangible assets and the Company does not believe that a material impairment currently exists.  In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

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

Litigation:  The Company records an estimated liability related to various claims and legal actions arising in the ordinary course of business which is based on available information and advice from outside counsel, where appropriate.  As additional information becomes available, the Company reassesses the potential liability related to its pending litigation and revises its estimates as appropriate. The Company cannot predict the nature and validity of claims which could be asserted in the future, and future claims could have a material impact on its earnings.

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

Forward Looking Statements

This Form 10-Q may contain forward looking statements.  Many of these forward looking statements can be identified by use of words such as may, expect, anticipate, estimate, assume, continue, project, plan, and similar words and phrases.  The Company’s actual results and future financial condition may differ materially from those expressed in any such forward looking statements as a result of many factors that may be outside the Company’s control.  Such factors include, without limitation: general economic conditions, changes in the retailing environment and consumer preferences and spending habits; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; unusual weather patterns; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the ability to find suitable locations at reasonable occupancy costs to support the Company’s expansion program; and the cost of labor, merchandise and other costs and expenses. The Company does not undertake any obligation to update its forward looking statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities.  The Company’s market risks at November 27, 2004 are similar to those disclosed in Item 7a of the Company’s Form 10-K for the year ended February 28, 2004.  The Company continues to regularly evaluate these risks and continues to take measures to mitigate these risks.

Item 4.  Controls and Procedures

(a)                Evaluation of disclosure controls and procedures.  The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of November 27, 2004 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)               Changes in internal controls.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act, which is effective for the Company for its fiscal year ending on February 26, 2005, the Company has been evaluating its internal controls system in order to allow management to report on, and its registered independent public accounting firm to attest to, its internal controls.  This is a new evaluation, testing and report process for both the Company and its registered independent public accounting firm as the requirements of Section 404 are effective for companies with fiscal years ending on or after November 15, 2004.  The Company is continuing to perform the system and process evaluation and testing required in order to comply with the management certification and auditor attestation requirements of Section 404.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)       The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

(b)                     Report on Form 8-K:

The Company furnished a report dated December 15, 2004, in reference to a press release dated December 15, 2004, in which the Company announced financial results for its fiscal third quarter ended November 27, 2004, as well as its Board of Directors’ approval of a $350 million share repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: January 4, 2005	By:	/s/ Eugene A. Castagna
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