Form 10-Q/A
period 2004-11-27
BED BATH & BEYOND INC
filed 2005-01-12
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Although the percentages reported for the increase in net sales attributable to new store sales for the third quarter and the previous two quarters in fiscal 2004 were correct and remain unchanged, due to a clerical error the cumulative percentage for the nine months ended November 27, 2004 was approximately 53.6% versus the approximately 59.0% originally reported in the registrant’s Quarterly Report on Form 10-Q filed for the quarterly period ended November 27, 2004, as filed on January 4, 2005.  This Quarterly Report on Form 10-Q/A amends solely this year to date percentage increase inadvertently reported in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There are no other amendments to the original report.

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	November 27, 2004	February 28, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$781,922	$825,015
Short term investment securities	186,854	41,580
Merchandise inventories	1,213,785	1,012,334
Other current assets	125,639	90,357

Total current assets	2,308,200	1,969,286

Long term investment securities	331,556	210,788
Property and equipment, net	558,496	516,164
Goodwill	147,559	147,269
Other assets	21,148	21,516

	$3,366,959	$2,865,023

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$518,817	$398,650
Accrued expenses and other current liabilities	265,505	273,851
Merchandise credit and gift card liabilities	73,442	63,188
Income taxes payable	27,259	33,845

Total current liabilities	885,023	769,534

Deferred rent and other liabilities	114,756	104,669

Total liabilities	999,779	874,203

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued and outstanding - November 27, 2004, 302,606 shares and February 28, 2004, 300,278 shares	3,026	3,003
Additional paid-in capital	485,757	433,404
Retained earnings	1,878,397	1,554,413

Total shareholders’ equity	2,367,180	1,990,820

	$3,366,959	$2,865,023

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003

Net sales	$1,305,155	$1,174,740	$3,680,032	$3,180,053

Cost of sales	757,003	687,753	2,144,277	1,866,741

Gross profit	548,152	486,987	1,535,755	1,313,312

Selling, general and administrative expenses	357,174	325,528	1,026,962	905,536

Operating profit	190,978	161,459	508,793	407,776

Interest income	4,889	1,965	11,663	7,219

Earnings before provision for income taxes	195,867	163,424	520,456	414,995

Provision for income taxes	73,940	62,918	196,472	159,773

Net earnings	$121,927	$100,506	$323,984	$255,222

Net earnings per share - Basic	$0.40	$0.34	$1.08	$0.86
Net earnings per share - Diluted	$0.40	$0.33	$1.06	$0.84

Weighted average shares outstanding - Basic	301,409	297,279	300,868	296,018
Weighted average shares outstanding - Diluted	307,557	305,156	306,878	304,122

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended
	November 27, 2004	November 29, 2003

Cash Flows from Operating Activities:
Net earnings	$323,984	$255,222
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	69,957	60,686
Amortization of bond premium	988	1,079
Tax benefit from exercise of stock options	24,898	43,691
Deferred income taxes	1,607	2,575
(Increase) decrease in assets, net of effect of acquisition:
Merchandise inventories	(201,451)	(182,532)
Other current assets	(30,417)	(24,799)
Other assets	305	(6,998)
Increase (decrease) in liabilities, net of effect of acquisition:
Accounts payable	120,167	150,131
Accrued expenses and other current liabilities	(1,823)	25,014
Merchandise credit and gift card liabilities	10,254	8,775
Income taxes payable	(6,586)	(44,523)
Deferred rent and other liabilities	3,410	12,555

Net cash provided by operating activities	315,293	300,876

Cash Flows from Investing Activities:
Purchase of investment securities	(400,578)	(222,224)
Redemption of investment securities	133,548	252,770
Payment for acquisition, net of cash acquired	—	(175,487)
Capital expenditures	(112,167)	(79,168)

Net cash used in investing activities	(379,197)	(224,109)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	27,478	49,109
Payment of deferred purchase price for acquisition	(6,667)	—
Prepayment of acquired debt	—	(21,215)

Net cash provided by financing activities	20,811	27,894

Net (decrease) increase in cash and cash equivalents	(43,093)	104,661

Cash and cash equivalents:

Beginning of period	825,015	515,670
End of period	$781,922	$620,331

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

Accordingly, no compensation cost has been recognized in connection with the stock option plans.  Set forth below are the Company’s net earnings and net earnings per share “as reported,” and as if compensation cost had been recognized (“pro forma”) in accordance with the fair value provisions of SFAS No. 148:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003

Net earnings:
As reported	$121,927	$100,506	$323,984	$255,222

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(8,971)	(7,810)	(26,428)	(22,284)

Pro forma	$112,956	$92,696	$297,556	$232,938

Net earnings per share:

Basic:
As reported	$0.40	$0.34	$1.08	$0.86
Pro forma	$0.37	$0.31	$0.99	$0.79

Diluted:
As reported	$0.40	$0.33	$1.06	$0.84
Pro forma	$0.37	$0.31	$0.99	$0.78

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

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
	(unaudited)	(unaudited)	(unaudited)	(pro forma)

Net sales	$1,305,155	$1,174,740	$3,680,032	$3,284,381

Net earnings	121,927	100,506	323,984	258,231

Earnings per share:
Basic	$0.40	$0.34	$1.08	$0.87
Diluted	$0.40	$0.33	$1.06	$0.85

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

Approximately 53.6% of the increase in net sales for the nine months ended November 27, 2004 was attributable to an increase in the Company’s new store sales, approximately 20.7% of the increase was attributable to CTS’ sales (acquired on June 19, 2003) and the balance of the increase was primarily attributable to the increase in comparable store sales.  Approximately 73.1% of the increase in net sales for the three months ended November 27, 2004 was attributable to an increase in the Company’s new store sales with the balance of the increase primarily attributable to the increase in comparable store sales.  The increase in comparable store sales for the fiscal three and nine months of 2004 was 3.1% and 4.2%, respectively. The increases in comparable store sales are due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings and a strong focus on customer service with an emphasis on responding to customer feedback.

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

Item 4. Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.  The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of November 27, 2004 (the end of the period covered by this quarterly report on Form 10-Q/A). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

BED BATH & BEYOND INC.
(Registrant)

Date: January 12, 2005	By:	/s/ Eugene A. Castagna
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