Form 10-K
period 2005-02-26
BED BATH & BEYOND INC
filed 2005-05-12
CIK 886158

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended February 26, 2005

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
Yes    ☒    No    ☐

As of August 28, 2004, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the NASDAQ National Market) was $10,709,706,013.*

The number of shares outstanding of the issuer’s common stock (par value $0.01 per share) at March 24, 2005: 294,106,233.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for the 2005 Annual Meeting of Shareholders pursuant to Regulation 14A are incorporated by reference in Part III hereof.

*                                         For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 15,109,927 shares beneficially owned by directors and executive officers, including in the case of the Co-Chairmen trusts and foundations affiliated with them.  In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

TABLE OF CONTENTS

Form 10-K Item No.	Name of Item

PART I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

PART I

Unless otherwise indicated, the term “Company” refers collectively to Bed Bath & Beyond Inc. and its subsidiaries as of February 26, 2005.  The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28.  Accordingly, fiscal 2004, 2003 and 2002 represented 52 weeks and ended on February 26, 2005, February 28, 2004 and March 1, 2003, respectively. Unless otherwise indicated, all references herein to periods of time (e.g., quarters and years) are to fiscal periods.

ITEM 1 - BUSINESS

Introduction

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) operate specialty retail stores nationwide, including stores of Bed Bath & Beyond (“BBB”), Harmon Stores, Inc. (“Harmon”) and Christmas Tree Shops, Inc. (“CTS”). The Company believes it is the nation’s largest operator of stores selling predominantly better quality domestics merchandise and home furnishings.

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

As of February 26, 2005, BBB operated 660 stores in 44 states and one territory: Alabama (8), Arizona (12), Arkansas (3), California (75), Colorado (16), Connecticut (12), Delaware (1), Florida (51), Georgia (19), Idaho (3), Illinois (29), Indiana (14), Iowa (6), Kansas (7), Kentucky (5), Louisiana (10), Maine (2), Maryland (15), Massachusetts (14), Michigan (27), Minnesota (9), Mississippi (3), Missouri (10), Nebraska (2), Nevada (5), New Hampshire (6), New Jersey (28), New Mexico (3), New York (42), North Carolina (18), North Dakota (2), Ohio (26), Oklahoma (4), Oregon (8), Pennsylvania (25), Rhode Island (3), South Carolina (12), Tennessee (14), Texas (55), Utah (9), Vermont (1), Virginia (21), Washington (15), Wisconsin (7), and Puerto Rico (3).  These stores principally range in size from 20,000 square feet to 50,000 square feet, with some exceeding 80,000 square feet, and carry BBB’s full line of both domestics merchandise and home furnishings.

CTS is a retailer of giftware and household items selling a broad assortment of domestics merchandise and home furnishings at value prices in many categories including home décor, giftware, housewares, food, paper goods and seasonal products. As of February 26, 2005, CTS operated 26 stores in 7 states.

Harmon is a health and beauty care retailer, which operated 35 stores in 3 states as of February 26, 2005.

History

The Company was founded in 1971 by Leonard Feinstein and Warren Eisenberg, the Co-Chairmen of the Company. Each has more than 45 years of experience in the retail industry.

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

The Company has been engaged in an ongoing expansion program involving the opening of new BBB stores (including 85 in fiscal 2004, 85 in fiscal 2003, and 95 in fiscal 2002) and the expansion and relocation of existing BBB stores (including one in fiscal 2004, two in fiscal 2003 and two in fiscal 2002).  As a result of its expansion program, BBB’s store space has increased from approximately 917,000 square feet at the beginning of fiscal 1992 to approximately 21,691,000 square feet at the end of fiscal 2004.  The Company intends to continue its expansion program and currently plans to open new BBB, Harmon and CTS stores in fiscal 2005.

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

BBB’s merchandise consists primarily of better quality merchandise typically found at better department stores.  For those product lines that have brand names associated with them, BBB generally offers leading brand name merchandise (including Aero, All-Clad, American Pacific, Braun, Calphalon, Conair, Croscill, Cuisinart,  J.A. Henckels, Homedics, KitchenAid, Krups, Laura Ashley, Lenox, Mikasa, Nambe, Nautica, Nicole Miller, Noritake, Oxo, Portmeirion, Rowenta, Rubbermaid, Springs, Villeroy & Boch, Wamsutta, Wedgewood, Westpoint Stevens and Yankee Candle).

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

Customer Service

The Company places a strong focus on customer service, with an emphasis on responding to customer feedback, and has made this a defining feature of its corporate culture.  All managers provide leadership by example in this area by regularly spending time assisting customers on the selling floor.

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

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores. In the thirteen year period from the beginning of fiscal 1992 to the end of fiscal 2004 the BBB chain has grown from 34 stores to 660 stores.  Total BBB square footage grew from approximately 917,000 square feet at the beginning of fiscal 1992 to approximately 21,691,000 square feet at the end of fiscal 2004.  During fiscal 2004, BBB opened 85 new stores and relocated one store which resulted in the addition of approximately 2,338,000 square feet of store space.  Harmon has grown from 27 stores, upon acquisition in 2002, to 35 stores, with the addition of five stores and the relocation of one store in fiscal 2004, and occupied approximately 240,000 square feet at the end of fiscal 2004. CTS has grown from 23 stores, upon acquisition in 2003, to 26 stores, with the addition of two stores in fiscal 2004, and occupied approximately 1,014,000 square feet at the end of fiscal 2004.

The table below sets forth information concerning BBB’s expansion program for the periods indicated:

				Store Space		Number of Stores
	Relocated	New	Closed	Beginning	End	Beginning	End
Year	Stores (1)	Stores (2)	Stores	of Year	of Year	of Year	of Year
				(in square feet)

1992	5	4	0	917,000	1,128,000	34	38
1993	4	9	2	1,128,000	1,512,000	38	45
1994	4	16	0	1,512,000	2,339,000	45	61
1995	2	19	0	2,339,000	3,214,000	61	80
1996	2	28	0	3,214,000	4,347,000	80	108
1997	3	33	0	4,347,000	5,767,000	108	141
1998	3	45	0	5,767,000	7,688,000	141	186
1999	4	55	0	7,688,000	9,815,000	186	241
2000	2	70	0	9,815,000	12,204,000	241	311
2001	0	85	0	12,204,000	14,724,000	311	396
2002	2	95	1	14,724,000	17,255,000	396	490
2003	2	85	0	17,255,000	19,353,000	490	575
2004	1	85	0	19,353,000	21,691,000	575	660

(1)                               A relocated store is an existing store that was relocated to a new location in the same area.

(2)                               Excludes any relocated store.

The Company intends to continue its expansion program and believes that the continued growth of the Company is dependent, in large part, on the success of this program.  As part of its expansion program, the Company expects to open new stores and, in addition, expects to expand existing stores as opportunities arise.

The Company expects to open new stores in new and existing markets.  In determining where to open new BBB stores, the Company evaluates a number of factors, including the availability of prime real estate and demographic information (such as data relating to income and education levels, age and occupation). The Company believes that because BBB does not use central distribution centers, and since BBB relies on paid advertising to only a limited extent, it has the flexibility to enter a new market with only one or two BBB stores. The Company will consider opening additional stores in that market after the stores have been proven successful. The Company currently plans to open new BBB, Harmon and CTS stores in fiscal 2005.

The Company has built its management structure with a view toward its expansion and believes that, as a result, the Company has the management depth necessary to support its anticipated expansion program.  Each of BBB’s area managers typically supervises up to three BBB stores and district managers typically supervise four to ten stores.

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

The Company purchases its merchandise from approximately 3,700 suppliers.  In fiscal 2004, the Company’s largest supplier accounted for approximately 4% of the Company’s merchandise purchases and the Company’s 10 largest suppliers accounted for approximately 21% of such purchases.  The Company purchases substantially all of its merchandise in the United States, the majority from domestic sources and the balance from importers. The Company purchases a small amount of its merchandise directly from overseas sources.  The Company has no long-term contracts for the purchase of merchandise.  The Company believes that most merchandise, other than brand name goods, is available from a variety of sources and that most brand name goods can be replaced with comparable merchandise.

Warehousing

Merchandise is primarily shipped directly to each BBB store from its vendors, making it unnecessary for BBB to maintain central distribution centers.  As a result of the floor to ceiling displays typically used by BBB, a substantial amount of merchandise is displayed on the sales floor of each store at all times.  Additional merchandise not displayed on the sales floor is stored in warehouse space within or near the store (with an estimated 10% to 15% of the BBB store space dedicated to warehouse and receiving space).  In the case of a few stores, merchandise is also stored at nearby supplemental storage space leased by the Company.  At present, the warehouse space included in BBB’s stores provides approximately 87% of BBB’s warehouse space requirements and such nearby supplemental storage space provides the balance.

CTS and Harmon maintain central distribution centers of approximately 537,000 and 80,000 square feet, respectively.  These distribution centers are responsible for shipping the majority of merchandise to their respective stores.

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

Employees

As of February 26, 2005, the Company employed approximately 31,000 persons, of whom approximately 16,000 were full-time employees and approximately 15,000 were part-time employees.  The Company believes that its relations with its employees are excellent and that the labor turnover rate among its management employees is lower than that generally experienced within the industry.

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

Competition

The market for domestics merchandise and home furnishings is fragmented and highly competitive.  While the Company believes it is the preeminent marketer in its segment of the home goods industry, its BBB stores compete directly with a small number of store chains selling domestics merchandise and home furnishings. In addition, BBB stores compete with many different types of retail stores that sell many or most of the same products. Such competitors include:  (i) better department stores, which often carry many of the same product lines as BBB stores but do not typically have the same depth or breadth of product selection, (ii) specialty stores (such as specialty linens or housewares retailers), which often have a depth of product selection but typically carry only a limited portion of the product lines carried by BBB stores (iii) discount and mass merchandise stores and (iv) national chains. In addition, BBB stores compete, to a more limited extent, with factory outlet stores that typically offer limited quantities or limited lines of better quality merchandise at discount prices.

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

Available Information

The Company makes available as soon as reasonably practicable after filing with the Securities and Exchange Commission, free of charge, through its website, www.bedbathandbeyond.com, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Executive Officers of the Registrant

The following table sets forth the name, age and business experience of the Executive Officers of the Registrant:

Name	Age	Positions

Warren Eisenberg	74	Co-Chairman

Leonard Feinstein	68	Co-Chairman

Steven H. Temares	46	President, Chief Executive Officer and Director

Arthur Stark	50	Chief Merchandising Officer and Senior Vice President

Matthew Fiorilli	48	Senior Vice President – Stores

Eugene A. Castagna	39	Vice President-Finance and Assistant Treasurer, Principal Financial Officer and Principal Accounting Officer

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

Mr. Stark joined the Company in 1977.  Mr. Stark has been Chief Merchandising Officer and Senior Vice President since January 1999.  Prior to 1999, Mr. Stark was Vice President - Merchandising from 1998 until 1999 and Director of Store Operations - Western Region from 1994 until 1998.

Mr. Fiorilli joined the Company in 1973.  Mr. Fiorilli has been Senior Vice President - Stores since January 1999.  Prior to 1999, Mr. Fiorilli was Vice President - Stores from 1998 until 1999 and Director of Store Operations - Eastern Region from 1994 until 1998.

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

The Company’s 660 BBB stores are located in 44 states and one territory and range in size from approximately 7,000 to 100,000 square feet, but are predominantly between 20,000 square feet and 50,000 square feet.  Approximately 85% to 90% of store space is used for selling areas and the balance for warehouse, receiving and office space.

The Company’s 26 CTS stores are located in the Northeast and range in size from approximately 11,000 square feet to 58,000 square feet, but are predominantly between 30,000 square feet and 50,000 square feet.  Approximately 70% of store space is used for selling areas and the balance for warehouse, receiving and office space.

The Company’s 35 Harmon stores are located in New York, New Jersey and Connecticut and range in size from approximately 5,000 square feet to 9,000 square feet.  Approximately 85% of store space is used for selling areas and the balance for warehouse, receiving and office space.

The tables below set forth the number of BBB, Harmon and CTS stores located in each state or territory as of February 26, 2005:

BED BATH & BEYOND

Alabama	8
Arizona	12
Arkansas	3
California	75
Colorado	16
Connecticut	12
Delaware	1
Florida	51
Georgia	19
Idaho	3
Illinois	29
Indiana	14
Iowa	6
Kansas	7
Kentucky	5
Louisiana	10
Maine	2
Maryland	15
Massachusetts	14
Michigan	27
Minnesota	9
Mississippi	3
Missouri	10
Nebraska	2
Nevada	5
New Hampshire	6
New Jersey	28
New Mexico	3
New York	42
North Carolina	18
North Dakota	2
Ohio	26
Oklahoma	4
Oregon	8
Pennsylvania	25
Rhode Island	3
South Carolina	12
Tennessee	14
Texas	55
Utah	9
Vermont	1
Virginia	21
Washington	15
Wisconsin	7

Puerto Rico	3
Total	660

CHRISTMAS TREE SHOPS

Connecticut	3
Maine	1
Massachusetts	14
New Hampshire	2
New York	3
Rhode Island	2
Vermont	1
Total	26

HARMON

Connecticut	2
New Jersey	25
New York	8
Total	35

The Company leases primarily all of its existing stores.  The leases provide for original lease terms that generally range from five to twenty years and certain leases provide for renewal options, often at increased rents.  Certain leases provide for scheduled rent increases (which, in the case of fixed increases, the Company accounts for on a straight-line basis over the expected lease term, beginning when the Company obtains possession of the premises) and/or for contingent rent (based upon store sales exceeding stipulated amounts).

The Company also leases supplemental merchandise storage space in eleven locations totaling approximately 412,000 square feet servicing BBB stores and in one location of approximately 80,000 square feet servicing Harmon stores. This space is used to supplement the warehouse facilities in the Company’s stores in proximity to these locations.  One of these locations also provides fulfillment for BBB’s E-Service activities. In addition, the Company owns a distribution center of approximately 537,000 square feet servicing CTS stores.  See Item 1 “Business—Store Operations—Warehousing.”

The Company also leases a combined total of 270,000 square feet in three locations (Union, New Jersey; Farmingdale, New York; and South Yarmouth, Massachusetts) for its corporate office and procurement functions.

ITEM 3 - LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended February 26, 2005.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low reported closing prices of the Company’s common stock on the NASDAQ National Market System for the periods indicated.

	High	Low
Fiscal 2003:
1st Quarter	$41.79	$30.30
2nd Quarter	43.80	37.10
3rd Quarter	43.35	38.27
4th Quarter	43.35	39.00

Fiscal 2004:
1st Quarter	$41.90	$35.39
2nd Quarter	39.75	33.89
3rd Quarter	44.09	36.72
4th Quarter	41.58	36.99

The common stock is quoted through the NASDAQ National Market System under the symbol BBBY.  On March 24, 2005, there were approximately 737 shareholders of record of the common stock (without including individual participants in nominee security position listings).  On March 24, 2005, the last reported sale price of the common stock was $35.57.

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

The Company’s purchases of its common stock during the fourth quarter of fiscal 2004 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
November 28, 2004 – December 25, 2004	115,000	$39.09	115,000	$345,504,805
December 26, 2004 – January 22, 2005	1,163,500	$39.92	1,163,500	$299,057,145
January 23, 2005 – February 26, 2005	7,483,800	$39.96	7,483,800	NONE
Total	8,762,300	$39.94	8,762,300	NONE

(1) Effective December 15, 2004, the Company announced that the Board of Directors approved a $350 million share repurchase program, authorizing the repurchase of shares of its common stock.  The Company was authorized to make repurchases from time to time in the open market pursuant to existing rules and regulations and other parameters approved by the Board.  The program was completed prior to the end of the fiscal year.

(2) Excludes brokerage commissions paid by the Company.

ITEM 6 - SELECTED FINANCIAL DATA

Consolidated Selected Financial Data

	Fiscal Year Ended (1)
(in thousands, except per share and selected operating data)	February 26, 2005	February 28, 2004 (2)	March 1, 2003	March 2, 2002	March 3, 2001

Statement of Earnings Data:

Net sales	$5,147,678	$4,477,981	$3,665,164	$2,927,962	$2,396,655

Gross profit	2,186,301	1,876,664	1,518,547	1,207,566	986,459

Operating profit	792,414	639,343	480,057	346,100	272,838

Net earnings	504,964	399,470	302,179	219,599	171,922

Net earnings per share - Diluted (3)	$1.65	$1.31	$1.00	$0.74	$0.59

Selected Operating Data:

Number of stores open (at period end)	721	629	519	396	311

Total square feet of store space (at period end)	22,945,000	20,472,000	17,452,000	14,724,000	12,204,000

Percentage increase in comparable store sales	4.5%	6.3%	7.9%	7.1%	5.0%

Balance Sheet Data (at period end):

Working capital	$1,223,409	$1,199,752	$914,220	$715,439	$532,524

Total assets	3,199,979	2,865,023	2,188,842	1,647,517	1,195,725

Long-term debt	—	—	—	—	—

Shareholders’ equity (4)	$2,203,762	$1,990,820	$1,451,921	$1,094,350	$817,018

(1) Each fiscal year represents 52 weeks, except for fiscal 2000 (ended March 3, 2001) which represents 53 weeks.

(2) On June 19, 2003, the Company acquired Christmas Tree Shops, Inc. (see Note 2 to the Consolidated Financial Statements).

(3) The net earnings per share amount for fiscal 2000 has been adjusted for a two-for-one stock split of the Company’s common stock (which was effected in the form of a 100% stock dividend), which was distributed in fiscal 2000. The Company has not declared any cash dividends in any of the fiscal years noted above.

(4) In fiscal 2004, the Company repurchased approximately $350 million of its common stock.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) operate specialty retail stores nationwide, including stores of Bed Bath & Beyond (“BBB”), Harmon Stores, Inc. (“Harmon”) and Christmas Tree Shops, Inc. (“CTS”), primarily selling predominantly better quality domestics merchandise and home furnishings.  The Company’s objective is to be a customer’s first choice for products and services in the categories offered, in the markets in which the Company operates.

The Company’s strategy is to achieve this objective through excellent customer service, an extensive breadth and depth of assortment, everyday low prices, introduction of new merchandising offerings and development of our infrastructure.

Operating in the highly competitive retail industry, the Company, along with other retail companies, is influenced by a number of factors including, but not limited to, general economic conditions, consumer preferences and spending habits, competition from existing and potential competitors, unusual weather patterns and the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program.

In fiscal 2004, the Company’s consolidated net sales increased by 15.0% and net earnings increased by 26.4%.  Contributing to this increase was the expansion of BBB store space by 12.1%, from 19,353,000 square feet at fiscal year end 2003 to 21,691,000 square feet at fiscal year end 2004.  The 2,338,000 square feet increase was primarily the result of opening 85 new BBB stores and relocating one existing store.

Also contributing to this increase in fiscal 2004 was an acquisition made by the Company in June 2003. The Company acquired CTS in fiscal 2003 for approximately $194.4 million, net of cash acquired, including the costs of the acquisition, comprising $175.5 million of cash and $18.9 million in deferred payments payable in cash over three years.  CTS is a retailer of giftware and household items selling a broad assortment of domestics merchandise and home furnishings at value prices in many categories including home décor, giftware, housewares, food, paper goods and seasonal products.  CTS’ results of operations are included in the Company’s consolidated results of operations since the date of acquisition.

Comparable store sales for fiscal 2004 increased by approximately 4.5% as compared with an increase of approximately 6.3% and 7.9% in fiscal 2003 and 2002, respectively.  As of the beginning of the fiscal third quarter of 2004, CTS was included in the calculation of comparable store sales.  The fiscal 2004 increase in comparable store sales reflected a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings and a strong focus on customer service with an emphasis on responding to customer feedback.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (i) selected statement of earnings data of the Company expressed as a percentage of net sales and (ii) the percentage change in dollar amounts from the prior year in selected statement of earnings data:

	Fiscal Year Ended
	Percentage of Net Sales			Percentage Change from Prior Year
	February 26, 2005	February 28, 2004	March 1, 2003	February 26, 2005	February 28, 2004

Net sales	100.0%	100.0%	100.0%	15.0%	22.2%

Cost of sales	57.5	58.1	58.6	13.8	21.2

Gross profit	42.5	41.9	41.4	16.5	23.6

Selling, general and administrative expenses	27.1	27.6	28.3	12.7	19.1

Operating profit	15.4	14.3	13.1	23.9	33.2

Earnings before provision for income taxes	15.8	14.5	13.4	24.9	32.2

Net earnings	9.8	8.9	8.2	26.4	32.2

Net Sales

Net sales in fiscal 2004 increased $669.7 million to $5.148 billion, representing an increase of 15.0% over the $4.478 billion of net sales in fiscal 2003, which increased $812.8 million or 22.2% over net sales of $3.665 billion in fiscal 2002.  Approximately 56% of the increase in fiscal 2004 was attributable to an increase in the Company’s new store sales, approximately 15% of the increase was attributable to the net sales of CTS (acquired on June 19, 2003) and the balance of the increase was primarily attributable to the increase in comparable store sales.  The increase in comparable store sales for fiscal 2004 of 4.5% was due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings and a strong focus on customer service with an emphasis on responding to customer feedback.  For fiscal 2003, approximately 41% of the increase in net sales was attributable to an increase in BBB’s new store sales, approximately 34% of the increase was attributable to the net sales of CTS and the balance of the increase was primarily attributable to the increase in comparable store sales.

Sales of domestics merchandise accounted for approximately 48%, 51% and 55% of net sales in fiscal 2004, 2003 and 2002, respectively, of which the Company estimates that bed linens accounted for approximately 17%, 16% and 19% of net sales in fiscal 2004, 2003 and 2002, respectively.  The remaining net sales in fiscal 2004, 2003 and 2002 of 52%, 49% and 45%, respectively, represented sales of home furnishings.  The change in the product mix between fiscal 2004 and 2003 and between fiscal 2003 and 2002 is primarily the result of the acquisition of CTS in June 2003.  No other individual product category accounted for 10% or more of net sales during fiscal 2004, 2003 or 2002.

Gross Profit

Gross profit in fiscal 2004, 2003 and 2002 was $2.186 billion or 42.5% of net sales, $1.877 billion or 41.9% of net sales and $1.519 billion or 41.4% of net sales, respectively.  The increase in gross profit between fiscal 2004 and 2003 as a percentage of net sales was primarily attributable to the reduction of inventory acquisition costs of the Company’s current merchandise offerings.  The increase in gross profit between fiscal 2003 and 2002 as a percentage of net sales was primarily attributable to improvements in both the markup and in markdowns taken.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were $1.394 billion or 27.1% of net sales in fiscal 2004 compared to $1.237 billion or 27.6% of net sales in fiscal 2003.  The decrease in SG&A as a percentage of net sales primarily reflects a relative decrease in payroll and payroll related items, occupancy costs and other expenses, which primarily resulted from the comparable store sales increase.  The above relative decreases were partially offset by a relative increase in net advertising costs.

SG&A as a percentage of net sales decreased to 27.6% in fiscal 2003 from 28.3% in fiscal 2002 primarily as a result of a relative decrease in occupancy costs, other store expenses and costs associated with new store openings, partially offset by a relative increase in litigation expense and net advertising costs. SG&A in fiscal 2003 was $1.237 billion as compared to $1.038 billion in fiscal 2002.

Operating Profit

Operating profit increased to $792.4 million in fiscal 2004 compared to $639.3 million in fiscal 2003.  The improvements in operating profit were a result of the increase in net sales and a relative increase in gross profit as a percentage of net sales and a relative decrease in SG&A as a percentage of net sales, as discussed above.

Interest income

Interest income increased to $18.8 million in fiscal 2004 compared to $10.2 million in fiscal 2003 due to an increase in the cash invested and an increase in the Company’s average investment interest rate as a result of the recent upward trend in short term interest rates.  Interest income decreased in fiscal 2003 from $11.3 million in fiscal 2002 due to the decrease in the average investment interest rate partially offset by an increase in the cash invested.

Income taxes

The effective tax rate was 37.75% for fiscal 2004 and 38.50% for fiscal 2003 and 2002.  The decrease is due to a reduction in the weighted average effective tax rate resulting from a change in the mix of the business within the taxable jurisdictions in which the Company operates.

EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores.  In the thirteen year period from the beginning of fiscal 1992 to the end of fiscal 2004, the chain has grown from 34 to 660 BBB stores. Total BBB stores’ square footage grew from 917,000 square feet at the beginning of fiscal 1992 to 21,691,000 square feet at the end of fiscal 2004.  There were 35 Harmon stores with 240,000 square feet and 26 CTS stores with 1,014,000 square feet at the end of fiscal 2004.

The Company intends to continue its expansion program and currently plans to open new BBB, Harmon and CTS stores in fiscal 2005 (see details under “Liquidity and Capital Resources” below).  The Company believes that a predominant portion of any increase in its net sales in fiscal 2005 will continue to be attributable to new store net sales. Accordingly, the continued growth of the Company is dependent, in large part, upon the Company’s ability to execute its expansion program successfully, of which there can be no assurance.

LIQUIDITY AND CAPITAL RESOURCES

The Company has been able to finance its operations, including its expansion program, through internally generated funds.  Net cash provided by operating activities in fiscal 2004 was $616.4 million, compared with $548.4 million in fiscal 2003.  The increase in net cash provided by operating activities was primarily attributable to an increase in net income and the timing of certain liability payments, partially offset by an increase in merchandise inventories (primarily the result of new store space) and the reduction of the tax benefit from the exercise of stock options.

Inventory per square foot was $50.21 as of February 26, 2005 and $49.45 as of February 28, 2004.  The Company continues to focus on optimizing inventory productivity while maintaining appropriate in-store merchandise levels to support sales growth.

Net cash used in investing activities in fiscal 2004 was $363.0 million compared with $687.2 million in fiscal 2003. The decrease in net cash used in investing activities was attributable to an increase in redemptions of investment securities and the payment for the acquisition of CTS in the prior year, partially offset by an increase in purchases of investment securities.

Net cash used in financing activities in fiscal 2004 was $325.7 million, compared with net cash provided by financing activities of $53.4 million in fiscal 2003. The change in net cash resulting from financing activities was primarily attributable to the repurchase of common stock and a decrease in proceeds from the exercise of stock options.

At February 26, 2005, the Company maintained two uncommitted lines of credit of $100 million and $50 million, with expiration dates of September 3, 2005 and February 28, 2005, respectively.  Subsequent to the end of fiscal 2004, the Company increased the amount of the $50 million uncommitted line of credit to $75 million and extended the expiration to February 28, 2006.  These uncommitted lines of credit are currently used for letters of credit in the ordinary course of business.  It is the Company’s intent to maintain an uncommitted line of credit for this purpose.  During fiscal 2004, the Company did not have any direct borrowings under the uncommitted lines of credit.  As of February 26, 2005, there was approximately $13.4 million of outstanding letters of credit.  In addition, under the above uncommitted lines of credit, the Company can obtain unsecured standby letters of credit.  As of February 26, 2005, there was approximately $38.1 million of outstanding unsecured standby letters of credit, primarily for certain insurance programs.  The Company believes that during fiscal 2005, internally generated funds will be sufficient to fund its operations, including its expansion program.

The Company has contractual obligations consisting mainly of operating leases for stores, offices, warehouse facilities and equipment, purchase obligations and deferred acquisition payments which are payable as of February 26, 2005 as follows:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating Lease Obligations	$2,983,765	$308,698	$947,078	$551,409	$1,176,580
Purchase Obligations	512,369	512,369	—	—	—
Deferred Acquisition Payments	13,334	6,667	6,667	—	—

Total Contractual Obligations	$3,509,468	$827,734	$953,745	$551,409	$1,176,580

As of February 26, 2005, the Company has leased sites for 69 new stores planned for opening in fiscal 2005 or 2006, for which aggregate minimum rental payments over the term of the leases are approximately $459.8 million and are included in the table above.

Purchase obligations primarily consist of purchase orders for merchandise and capital expenditures.

Other significant commitments and contingencies include the following:

•                  The Company utilizes a combination of insurance and self insurance for a number of risks including workers’ compensation, general liability and automobile liability.

•                  Some of the Company’s operating lease agreements have scheduled rent increases.  The Company accounts for these scheduled rent increases on a straight line basis over the expected lease term, beginning when the Company obtains possession of the premises, thus creating deferred rent.

•                  The Company has a non-contributory defined benefit pension plan for CTS employees who meet specified age and length of service requirements.  The Company intends to make a minimum contribution of approximately $2.3 million during fiscal 2005.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).  SFAS No. 123R will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In addition, the adoption of SFAS No. 123R requires additional accounting and disclosure related to income tax and cash flow effects resulting from share-based payment arrangements.

On April 14, 2005, the Securities and Exchange Commission delayed the effective date of adoption of SFAS No. 123R to the beginning of the first annual period after June 15, 2005.  The Company is currently evaluating the impact of the delayed effective date in determining the timing of adopting SFAS No. 123R.

REVISED APPROACH TO COMPENSATION

On April 20, 2005, the Compensation Committee made awards to executive officers and other executives reporting to the Company’s Chief Executive Officer consisting of a combination of restricted stock and stock option grants.  Consistent with past practice, the stock options granted to these executives will vest over time, subject, in general, to the executive’s remaining in the Company’s employ on specified vesting dates.  Vesting of the restricted stock awarded to these executives will be dependent on (i) the Company’s achievement of a performance-based test for the fiscal year of grant, and (ii) assuming achievement of the performance-based test, time vesting, subject, in general, to the executive remaining in the Company’s employ on specified vesting dates.

The Company’s other employees who traditionally have received stock option grants have begun to receive awards consisting solely of restricted stock.  Vesting of the restricted stock awarded to these employees will be based solely on time vesting with no performance test.  The Company will record an expense related to the restricted stock program in fiscal 2005 in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In particular, judgment is used in areas such as the provision for sales returns, inventory valuation, impairment of long-lived assets, goodwill and other indefinitely lived intangible assets, income taxes and accruals for self insurance, litigation and store opening, expansion, relocation and closing costs.  Actual results could differ from these estimates.

Sales Returns: Sales returns, which are reserved for based on historical experience, are provided for in the period that the related sales are recorded. Although the estimate for sales returns has not varied materially from historical provisions, actual experience could vary from historical experience in the future if the level of sales return activity changes materially.  In the future, if the Company concludes that an adjustment to the sales returns accrual is required, the reserve will be adjusted accordingly.

Inventory Valuation: Merchandise inventories are stated at the lower of cost or market.  Inventory costs for BBB and Harmon are calculated using the retail inventory method and inventory cost for CTS is calculated using the first-in, first-out cost method.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories.

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

Impairment of Long-Lived Assets: The Company reviews long-lived assets for impairment annually or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values.  If it is determined that an impairment loss has occurred, the loss would be recognized during that period.  The impairment loss is calculated as the difference between asset carrying values and the estimated future undiscounted cash flows.  The Company has not historically had any material impairment of long-lived assets.  In the future, if events or market conditions affect the estimated cash flows generated by the Company’s long-lived assets to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

Goodwill and Other Indefinitely Lived Intangible Assets: The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values.  Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value.  The Company has not historically recorded an impairment to its goodwill and other indefinitely lived intangible assets.  In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

Income Taxes: The Company accounts for its income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain.  Additionally, the Company’s tax returns are subject to audit by various tax authorities. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.

Self Insurance: The Company utilizes a combination of insurance and self insurance for a number of risks including workers compensation, general liability, automobile liability and employee related health care benefits (a portion of which is paid by its employees). Liabilities associated with the risks that the Company retains are estimated by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.  Although the Company’s claims experience has not displayed substantial volatility in the past, actual experience could materially vary from its historical experience in the future.  Factors that affect these estimates include but are not limited to: inflation, the number and severity of claims and regulatory changes.  In the future, if the Company concludes an adjustment to self insurance accruals is required, the liability will be adjusted accordingly.

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

FORWARD LOOKING STATEMENTS

This Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward looking statements as a result of many factors that may be outside the Company’s control. Such factors include, without limitation: general economic conditions, changes in the retailing environment and consumer spending habits, demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; unusual weather patterns; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program; and the cost of labor, merchandise and other costs and expenses.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company is adverse to loss of principal and seeks to preserve its invested funds by limiting market risk. The Company’s investment securities consist of fixed rate instruments.  The Company’s investments include cash and cash equivalents of $222.1 million, short term investment securities of $629.3 million and long term investment securities of $324.2 million at weighted average interest rates as of February 26, 2005 of 1.71%, 1.91% and 3.14%, respectively.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

1)              Consolidated Balance Sheets as of February 26, 2005 and February 28, 2004

2)              Consolidated Statements of Earnings for the fiscal years ended February 26, 2005, February 28, 2004 and March 1, 2003

3)              Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 26, 2005, February 28, 2004 and March 1, 2003

4)              Consolidated Statements of Cash Flows for the fiscal years ended February 26, 2005, February 28, 2004 and March 1, 2003

5)              Notes to Consolidated Financial Statements

6)              Reports of Independent Registered Public Accounting Firm

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except per share data)

	February 26, 2005	February 28, 2004
Assets
Current assets:
Cash and cash equivalents	$222,108	$294,500
Short term investment securities	629,339	572,095
Merchandise inventories	1,152,028	1,012,334
Other current assets	93,527	90,357

Total current assets	2,097,002	1,969,286

Long term investment securities	324,209	210,788
Property and equipment, net	609,631	516,164
Goodwill	147,559	147,269
Other assets	21,578	21,516

	$3,199,979	$2,865,023
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$450,525	$398,650
Accrued expenses and other current liabilities	254,643	273,851
Merchandise credit and gift card liabilities	87,061	63,188
Income taxes payable	81,364	33,845

Total current liabilities	873,593	769,534

Deferred rent and other liabilities	122,624	104,669

Total liabilities	996,217	874,203

Commitments and contingencies (notes 4, 8 and 10)

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—
Common stock - $0.01 par value; authorized - 900,000 shares; issued 302,825 and 300,278 shares, respectively; outstanding 294,063 and 300,278 shares, respectively	3,028	3,003
Additional paid-in capital	491,508	433,404
Retained earnings	2,059,377	1,554,413
Treasury stock, at cost	(350,151)	—

Total shareholders’ equity	2,203,762	1,990,820

	$3,199,979	$2,865,023

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

Bed Bath & Beyond Inc. and Subsidiaries

	FISCAL YEAR ENDED
(in thousands, except per share data)	February 26, 2005	February 28, 2004	March 1, 2003

Net sales	$5,147,678	$4,477,981	$3,665,164

Cost of sales	2,961,377	2,601,317	2,146,617

Gross profit	2,186,301	1,876,664	1,518,547

Selling, general and administrative expenses	1,393,887	1,237,321	1,038,490

Operating profit	792,414	639,343	480,057

Interest income	18,773	10,202	11,291

Earnings before provision for income taxes	811,187	649,545	491,348

Provision for income taxes	306,223	250,075	189,169

Net earnings	$504,964	$399,470	$302,179

Net earnings per share - Basic	$1.68	$1.35	$1.03

Net earnings per share - Diluted	$1.65	$1.31	$1.00

Weighted average shares outstanding - Basic	300,743	296,854	292,927

Weighted average shares outstanding - Diluted	306,642	304,690	301,147

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

Bed Bath & Beyond Inc. and Subsidiaries

			ADDITIONAL
	COMMON STOCK		PAID-IN	RETAINED	TREASURY STOCK
(in thousands)	SHARES	AMOUNT	CAPITAL	EARNINGS	SHARES	AMOUNT	TOTAL
Balance at March 2, 2002	291,441	$2,914	$238,672	$852,764	—	$—	$1,094,350

Net earnings				302,179			302,179

Shares sold under employee stock option plans, including tax benefit	2,989	30	55,362				55,392

Balance at March 1, 2003	294,430	2,944	294,034	1,154,943	—	—	1,451,921

Net earnings				399,470			399,470

Shares sold under employee stock option plans, including tax benefit	5,848	59	139,370				139,429

Balance at February 28, 2004	300,278	3,003	433,404	1,554,413	—	—	1,990,820

Net earnings				504,964			504,964

Shares sold under employee stock option plans, including tax benefit	2,547	25	58,104				58,129

Repurchase of common stock, including fees					(8,762)	(350,151)	(350,151)

Balance at February 26, 2005	302,825	$3,028	$491,508	$2,059,377	(8,762)	$(350,151)	$2,203,762

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Bed Bath & Beyond Inc. and Subsidiaries

	FISCAL YEAR ENDED
(in thousands)	February 26, 2005	February 28, 2004	March 1, 2003
Cash Flows from Operating Activities:
Net earnings	$504,964	$399,470	$302,179
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	97,491	84,645	74,825
Amortization of bond premium	1,657	1,185	985
Tax benefit from exercise of stock options	27,049	64,832	31,176
Deferred income taxes	4,056	(3,061)	(13,291)
(Increase) decrease in assets, net of effects of acquisitions:
Merchandise inventories	(139,694)	(27,058)	(145,789)
Other current assets	(7,350)	(2,055)	(7,927)
Other assets	(145)	5,466	190
Increase (decrease) in liabilities, net of effects of acquisitions:
Accounts payable	51,875	19,341	86,144
Accrued expenses and other current liabilities	(12,733)	17,622	39,831
Merchandise credit and gift card liabilities	23,873	19,006	13,060
Income taxes payable	47,519	(37,993)	20,378
Deferred rent and other liabilities	17,827	7,042	17,556
Net cash provided by operating activities	616,389	548,442	419,317

Cash Flows from Investing Activities:
Purchase of held-to-maturity investment securities	(484,793)	(325,663)	(368,008)
Redemption of held-to-maturity investment securities	122,349	357,020	170,000
Purchase of available-for-sale investment securities	(2,414,778)	(1,997,804)	(135,761)
Redemption of available-for-sale investment securities	2,604,900	1,567,700	—
Payments for acquisitions, net of cash acquired	—	(175,487)	(24,097)
Capital expenditures	(190,721)	(112,999)	(135,254)
Net cash used in investing activities	(363,043)	(687,233)	(493,120)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	31,080	74,597	24,216
Repurchase of common stock, including fees	(350,151)	—	—
Payment of deferred purchase price for acquisition	(6,667)	—	—
Prepayment of acquired debt	—	(21,215)	—
Net cash (used in) provided by financing activities	(325,738)	53,382	24,216

Net decrease in cash and cash equivalents	(72,392)	(85,409)	(49,587)

Cash and cash equivalents:
Beginning of period	294,500	379,909	429,496
End of period	$222,108	$294,500	$379,909

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Bed Bath & Beyond Inc. and Subsidiaries

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

A.           Nature of Operations

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) operate specialty retail stores nationwide, including stores of Bed Bath & Beyond (“BBB”), Harmon Stores, Inc. (“Harmon”) and Christmas Tree Shops, Inc. (“CTS”) primarily selling predominantly better quality domestics merchandise and home furnishings.  As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

B.             Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned.

All significant intercompany balances and transactions have been eliminated in consolidation.

C.             Fiscal Year

The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2004, 2003 and 2002 represented 52 weeks and ended on February 26, 2005, February 28, 2004 and March 1, 2003, respectively.

D.            Segments

The Company accounts for its operations as one operating segment.

E.              Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  In particular, judgment is used in areas such as the provision for sales returns, inventory valuation, impairment of long-lived assets, goodwill and other indefinitely lived intangible assets, vendor allowances, income taxes and accruals for self insurance, litigation and store opening, expansion, relocation and closing costs.  Actual results could differ from these estimates.

F.              Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.”  FIN No. 47 clarifies the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.”  This interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated.  FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005.

The Company does not believe that the adoption of FIN No. 47 will have a material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  SFAS 151 amends the guidance to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current period charges.  In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversions be based on the normal capacity of the production facilities.  The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not believe that the adoption of SFAS No. 151 will have a material impact on the Company’s consolidated financial statements.

In December 2003, the FASB issued FIN No. 46R, “Consolidation of Variable Interest Entities.”  FIN No. 46R replaces FIN No. 46 and addresses consolidation by business enterprises of variable interest entities. The provisions of FIN No. 46R are effective for the first reporting period that ends after December 15, 2003 for variable interests in those entities commonly referred to as special purpose entities.  Application of the provisions of FIN No. 46R for all other entities is effective for the first reporting period ending after March 15, 2004.  The adoption of FIN No. 46R did not have a material impact on the Company’s consolidated financial statements.

In November 2003, the FASB ratified the Emerging Issues Task Force’s (“EITF”) consensus on Issue 03-10, “Application of EITF Issue No. 02-16, ‘Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,’ by Resellers to Sales Incentives Offered to Consumers by Manufacturers” which amends EITF 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor”.  This consensus requires that if certain criteria are met, consideration received by a reseller in the form of reimbursement from a vendor for honoring the vendor’s sales incentives offered to consumers, such as manufacturer’s coupons and rebates offered to consumers, should not be recorded as a reduction of the cost of the reseller’s purchases from the vendor.  The Company adopted EITF 03-10 at the beginning of fiscal 2004.  The adoption of EITF 03-10 did not have a material impact on the Company’s consolidated financial statements.

G.             Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable and certain other liabilities. The Company’s investment securities consist of held-to-maturity debt securities which are stated at amortized cost and available-for-sale debt securities which are stated at their approximate fair value.  The book value of all financial instruments is representative of their fair values with the exception of investment securities (see Note 5 – Investment Securities).

H.            Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

I.                 Investment Securities

Investment securities consist of auction rate securities, U.S. Government Agency debt securities and municipal debt securities.

Auction rate securities are securities with interest rates that reset periodically through an auction process.  Auction rate securities are classified as available-for-sale and are stated at cost or par value which approximates fair value due to interest rates which reset periodically, typically within 28 days.  As a result, there are no cumulative gross unrealized holding gains or losses relating to these auction rate securities.  All income from these investments is recorded as interest income for each of the periods presented.  The Company previously classified auction rate securities as cash and cash equivalents.  The Company reclassified $530.5 million of auction rate securities reported as cash and cash equivalents as of February 28, 2004 to short term investment securities.

All other investment securities are classified as held-to-maturity because the Company has the ability and intent to hold these investments until maturity and are stated at amortized cost.

Premiums are amortized and discounts are accreted over the life of the security as adjustments to interest income using the effective interest method.  Dividend and interest income are recognized when earned.

J.                Inventory Valuation

Merchandise inventories are stated at the lower of cost or market.  Inventory costs for BBB and Harmon are calculated using the retail inventory method and inventory cost for CTS is calculated using the first-in, first-out cost method.  Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories.

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

K.            Property and Equipment

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

The cost of maintenance and repairs is charged to earnings as incurred; significant renewals and betterments are capitalized. Maintenance and repairs amounted to $51.4 million, $44.5 million and $34.7 million for fiscal 2004, 2003 and 2002, respectively.

L.              Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values.  If it is determined that an impairment loss has occurred, the loss would be recognized during that period.  The impairment loss is calculated as the difference between asset carrying values and the estimated future undiscounted cash flows.  The Company has not historically had any material impairment of long-lived assets.  In the future, if events or market conditions affect the estimated cash flows generated by the Company’s long-lived assets to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

M.         Goodwill and Other Indefinitely Lived Intangible Assets

The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values.  Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value.  The Company has not historically recorded an impairment to its goodwill and other indefinitely lived intangible assets.  In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

Included within other assets in the accompanying consolidated balance sheets as of February 26, 2005 and February 28, 2004 is $19.9 million for the tradename of CTS (see Note 2 - Acquisitions) which is not subject to amortization.

N.            Self Insurance

The Company utilizes a combination of insurance and self insurance for a number of risks including workers compensation, general liability, automobile liability and employee related health care benefits (a portion of which is paid by its employees). Liabilities associated with the risks that the Company retains are estimated by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.  Although the Company’s claims experience has not displayed substantial volatility in the past, actual experience could materially vary from its historical experience in the future.  Factors that affect these estimates include but are not limited to: inflation, the number and severity of claims and regulatory changes.  In the future, if the Company concludes an adjustment to self insurance accruals is required, the liability will be adjusted accordingly.

O.            Litigation

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

P.              Deferred Rent

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the term of the lease.  Historically, the Company’s method of accounting defined the beginning of the lease term as the date the Company commenced lease payments.  In fiscal 2004, due to clarification by the Office of the Chief Accountant of the Securities and Exchange Commission, the Company changed its method of accounting to define the beginning of the lease term as the date the Company obtained possession of the leased premises.  This change in the Company’s method of accounting did not have a material impact on the Company’s fiscal 2003 and prior consolidated financial statements.  Deferred rent amounted to $42.6 million and $32.7 million as of February 26, 2005 and February 28, 2004, respectively.

Q.            Treasury Stock

In December 2004, the Board of Directors approved a $350 million share repurchase program, authorizing the repurchase of shares of its common stock.  The Company was authorized to make repurchases from time to time in the open market pursuant to existing rules and regulations and other parameters approved by the Board.  The Company repurchased 8,762,300 shares for approximately $350 million during fiscal 2004.  The program was completed prior to the end of the fiscal year.

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

Sales returns, which are reserved for based on historical experience, are provided for in the period that the related sales are recorded.  Although the estimate for sales returns has not varied materially from historical provisions, actual experience could vary from historical experience in the future if the level of sales return activity changes materially.  In the future, if the Company concludes that an adjustment to the sales returns accrual is required, the reserve will be adjusted accordingly.  For fiscal 2004, 2003 and 2002, the provision for sales returns was $1.2 million, $1.3 million and $1.5 million, respectively, and no deductions were made to the reserve for sales returns.  In fiscal 2003, a reserve of approximately $0.5 million was assumed in the acquisition of CTS.  As of February 26, 2005, February 28, 2004 and March 1, 2003, the reserve for sales returns was $11.9 million, $10.7 million and $8.9 million, respectively.

S.              Cost of Sales

Cost of sales includes the cost of merchandise, buying costs and costs of our distribution network including inbound freight charges, distribution facility costs, receiving costs and internal transfer costs.

T.             Vendor Allowances

The Company receives allowances from vendors in the normal course of business for various reasons including direct cooperative advertising, purchase volume and reimbursement for other expenses.  Annual terms for each allowance include the basis for earning the allowance and payment terms which vary by agreement.  Prior to the adoption of EITF 02-16, allowances were recorded as either a reduction of inventory cost, an advertising expense or a sales incentive.  After adopting EITF 02-16, which was effective for all new vendor allowances, including modifications of existing allowances, entered into after December 31, 2002, all vendor allowances are recorded as a reduction of inventory cost, except for direct cooperative advertising allowances which are specific, incremental and identifiable.  The Company recognizes purchase volume allowances as a reduction of the cost of inventory in the quarter in which milestones are achieved.  Advertising costs were reduced by direct cooperative allowances of $8.7 million and $9.5 million for fiscal 2004 and 2003, respectively.

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

V.             Advertising Costs

Expenses associated with store advertising are charged to earnings as incurred. Net advertising costs amounted to $134.5 million, $93.7 million and $58.8 million for fiscal 2004, 2003 and 2002, respectively.

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

Judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities.  In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain.  Additionally, the Company’s tax returns are subject to audit by various tax authorities.  Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.

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

Options for which the exercise price was greater than the average market price of common shares as of the fiscal years ended 2004, 2003 and 2002 were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.  These consisted of options totaling 2,766,430, 543,750 and 158,925 shares, respectively.

Y.             Stock-Based Compensation

As permitted under SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure - an amendment of FASB Statement No. 123,” the Company has elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but continues to apply the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”  The Company has complied with the disclosure requirements of SFAS No. 148.

Accordingly, no compensation cost has been recognized in connection with the Company’s stock option plans. Set forth below are the Company’s net earnings and net earnings per share “as reported,” and as if compensation cost had been recognized (“pro forma”) in accordance with the fair value provisions of SFAS No. 148:

	FISCAL YEAR
(in thousands)	2004	2003	2002

NET EARNINGS:

As reported	$504,964	$399,470	$302,179
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(34,686)	(29,372)	(25,443)

Pro forma	$470,278	$370,098	$276,736

NET EARNINGS PER SHARE:
Basic:
As reported	$1.68	$1.35	$1.03
Pro forma	$1.56	$1.25	$0.94
Diluted:
As reported	$1.65	$1.31	$1.00
Pro forma	$1.55	$1.23	$0.92

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	FISCAL YEAR
	2004	2003	2002

Expected lives (years)	6.1	5.9	7.0
Expected volatility	42.00%	45.00%	45.00%
Risk free interest rates	3.89%	2.96%	4.72%
Dividend yield	—	—	—

Weighted average fair value of options granted during the year	$17.16	$16.29	$17.15

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).  SFAS No. 123R will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In addition, the adoption of SFAS No. 123R requires additional accounting and disclosure related to income tax and cash flow effects resulting from share-based payment arrangements.

On April 14, 2005, the Securities and Exchange Commission delayed the effective date of adoption of SFAS No. 123R to the beginning of the first annual period after June 15, 2005.  The Company is currently evaluating the impact of the delayed effective date in determining the timing of adopting SFAS No. 123R.

Z.             Reclassifications

Certain reclassifications have been made to the fiscal 2003 and 2002 consolidated financial statements to conform to the fiscal 2004 consolidated financial statement presentation.

2.              ACQUISITIONS

On June 19, 2003, the Company acquired CTS.  CTS is a retailer of giftware and household items selling a broad assortment of domestics merchandise and home furnishings at value prices in many categories including home décor, giftware, housewares, food, paper goods and seasonal products.  The results of CTS’ operations have been included in the consolidated financial statements since the date of acquisition. At the date of acquisition, CTS, headquartered in South Yarmouth, Massachusetts, operated 23 stores in 6 states.

The aggregate all cash purchase price, including the costs of the acquisition, was approximately $194.4 million, net of cash acquired, comprising $175.5 million of cash and $18.9 million in deferred payments payable in cash over three years.  In June 2004, the Company paid the first of these deferred payments of $6.7 million.

The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.”  The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition including a debt prepayment penalty.

(in thousands)	June 19, 2003

Current assets	$73,302
Property and equipment and other non-current assets	72,390
Intangible asset	19,898
Goodwill	132,003
Total assets acquired	297,593

Accounts payable and other liabilities	(82,027)
Bank debt	(21,215)
Total liabilities assumed	(103,242)

Net assets acquired	$194,351

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

	For the Year Ended
(in thousands, except per share data)	February 28, 2004 (Pro Forma)	March 1, 2003 (Pro Forma)

Net sales	$4,582,309	$4,037,956

Net earnings	$402,479	$318,139

Net earnings per share:
Basic	$1.36	$1.09
Diluted	$1.32	$1.06

The unaudited pro forma results of the Company have been prepared for comparative purposes only and in management’s opinion, do not purport to be indicative of the Company’s results of operations that would have occurred had the CTS acquisition been consummated at the beginning of the respective periods.  Pro forma results are not intended to be a projection of future results.

On March 5, 2002, the Company acquired Harmon, a health and beauty care retailer, which did not have a material effect on its consolidated results of operations or financial condition in fiscal 2004, 2003 or 2002.

3.              PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(in thousands)	February 26, 2005	February 28, 2004

Land and buildings	$43,165	$28,189
Furniture, fixtures and equipment	452,919	387,517
Leasehold improvements	405,928	333,502
Computer equipment and software	184,626	146,999
	1,086,638	896,207

Less: Accumulated depreciation and amortization	(477,007)	(380,043)
	$609,631	$516,164

4.              LINES OF CREDIT

At February 26, 2005, the Company maintained two uncommitted lines of credit of $100 million and $50 million, with expiration dates of September 3, 2005 and February 28, 2005, respectively.  Subsequent to the end of fiscal 2004, the Company increased the amount of the $50 million uncommitted line of credit to $75 million and extended the expiration to February 28, 2006.  These uncommitted lines of credit are currently used for letters of credit in the ordinary course of business.  It is the Company’s intent to maintain an uncommitted line of credit for this purpose.  During fiscal 2004, the Company did not have any direct borrowings under the uncommitted lines of credit.  As of February 26, 2005, there was approximately $13.4 million of outstanding letters of credit.  In addition, under the above uncommitted lines of credit, the Company can obtain unsecured standby letters of credit.  As of February 26, 2005, there was approximately $38.1 million of outstanding unsecured standby letters of credit, primarily for certain insurance programs.

The Company maintained two uncommitted lines of credit of $75 million and $50 million at February 28, 2004.  These uncommitted lines of credit were utilized for letters of credit in the ordinary course of business.  During fiscal 2003, the Company did not have any direct borrowings under the uncommitted lines of credits.  As of February 28, 2004, there was approximately $15.0 million of outstanding letters of credit.  In addition, the Company maintained unsecured standby letters of credit of $40 million, primarily for certain insurance programs, of which approximately $35.8 million was outstanding.

5.              INVESTMENT SECURITIES

The Company’s investment securities consist of available-for-sale auction rate securities, which are stated at cost or par value which approximates fair value, and held-to-maturity U.S. Government Agency debt securities and municipal debt securities, which are stated at amortized cost.  The amortized cost and fair value of the Company’s available-for-sale and held-to-maturity securities are as follows:

	February 26, 2005		February 28, 2004
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Short term	$360.8	$360.8	$553.5	$553.5
Long term	14.9	14.9	12.4	12.4
	375.7	375.7	565.9	565.9
Held-to-maturity securities:
Short term	268.5	266.9	18.6	18.6
Long term	309.3	307.1	198.4	199.1
	577.8	574.0	217.0	217.7

Total investment securities	$953.5	$949.7	$782.9	$783.6

Those investment securities with contractual maturity dates or interest reset dates within one year are classified as short term investment securities.  All other investment securities are classified as long term investment securities.  The contractual maturity dates of held-to-maturity investment securities extend to January 2018 and the available-for-sale investment securities do not have stated contractual maturities due to the nature of the investment vehicle.  Actual maturities could differ from contractual maturities because borrowers have the right to call certain obligations.

As of February 26, 2005, the Company had gross unrecognized holding losses of $3.9 million relating to held-to-maturity investment securities with fair values totaling $567.9 million. None of these investment securities have been in a continuous unrecognized loss position for more than 12 months.  Unrecognized holding losses typically will not result in a recognized expense if the underlying securities are held to maturity as intended.  As of February 28, 2004, there were no material gross unrecognized holding losses.  Gross unrecognized holding gains relating to held-to-maturity investment securities were not material as of February 26, 2005 and February 28, 2004.  As of February 26, 2005 and February 28, 2004, the Company had no cumulative unrecognized holding gains or losses relating to its available-for-sale investment securities.

6.              PROVISION FOR INCOME TAXES

The components of the provision for income taxes are as follows:

	FISCAL YEAR
(in thousands)	2004	2003	2002

Current:
Federal	$281,200	$230,124	$184,055
State and local	20,967	23,012	18,405
	302,167	253,136	202,460

Deferred:
Federal	2,715	(2,783)	(12,083)
State and local	1,341	(278)	(1,208)
	4,056	(3,061)	(13,291)
	$306,223	$250,075	$189,169

On October 22, 2004, the American Job Creation Act of 2004 (the “Act”) was signed into law.  The Act contains numerous amendments and additions to the U.S. corporate income tax rules. None of these changes, either individually or in the aggregate, is expected to have a significant impact on the Company’s income tax liability.

At February 26, 2005 and February 28, 2004, included in other current assets and in deferred rent and other liabilities is a net current deferred income tax asset of $70.1 million and $74.3 million, respectively, and a net noncurrent deferred income tax liability of $16.3 million and $16.4 million, respectively.  These amounts represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities consist of the following:

(in thousands)	February 26, 2005	February 28, 2004

Deferred Tax Assets:
Inventories	$26,207	$25,003
Deferred rent and other rent credits	20,348	12,627
Insurance	24,518	25,103
Other	36,705	45,569

Deferred Tax Liability:
Depreciation	(46,126)	(43,260)
Other	(7,817)	(7,151)
	$53,835	$57,891

The Company has not established a valuation allowance for the net deferred tax asset as it is considered more likely than not that it is realizable through a combination of future taxable income, the deductibility of future net deferred tax liabilities and tax planning strategies.

For fiscal 2004, 2003 and 2002, the effective tax rate is comprised of the Federal statutory income tax rate of

35.00% in each fiscal year, the State income tax rate, net of Federal benefit, of 2.60% for fiscal 2004, 3.50% for fiscal 2003 and 2002, and other income tax effects of 0.15% for fiscal 2004.

7.              TRANSACTIONS AND BALANCES WITH RELATED PARTIES

A.           In fiscal 2002, the Company had an interest in certain life insurance policies on the lives of its Co-Chairmen and their spouses.  The beneficiaries of these policies were related to the aforementioned individuals.  The Company’s interest in these policies was equivalent to the net premiums paid by the Company.  Since the Company is no longer permitted to pay policy premiums due to restrictions in the Sarbanes-Oxley Act of 2002, the agreements relating to the Company’s interest in the life insurance policies on the lives of its Co-Chairmen and their spouses were terminated in fiscal 2003. Upon termination in fiscal 2003, the Co-Chairmen paid to the Company $5.4 million, representing the total amount of premiums paid by the Company under the agreements and the Company was released from its contractual obligation to make substantial future premium payments.  In order to confer a benefit to its Co-Chairmen in substitution for the aforementioned terminated agreements, the Company has agreed to pay to the Co-Chairmen, at a future date, an aggregate amount of $4.2 million, which is included in accrued expenses and other current liabilities as of February 26, 2005 and February 28, 2004.

B.             The Company made charitable contributions to the Mitzi and Warren Eisenberg Family Foundation, Inc. (the “Eisenberg Foundation”) and the Feinstein Family Foundation, Inc. (the “Feinstein Foundation”) in the aggregate amount of $913,000 in fiscal 2002.  The Eisenberg Foundation and the Feinstein Foundation are each not-for-profit corporations of which Messrs. Eisenberg and Feinstein, the Co-Chairmen of the Company, and their family members are the trustees and officers.  The Company made no contributions in fiscal 2004 and 2003.

C.             In fiscal 2004, the Company leased office and retail space from entities controlled by management of CTS.  In fiscal 2003, the Company leased warehouse, office and retail space from such entities.  Since the acquisition of Harmon through November 15, 2004, the Company leased warehouse and office space from an entity controlled by management of Harmon.  The Company paid such entities occupancy costs of approximately $6,902,000, $4,721,000 and $461,000 in fiscal 2004, 2003 and 2002, respectively.

8.              LEASES

The Company leases retail stores, as well as warehouses, office facilities and equipment, under agreements expiring at various dates through 2041.  Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial in fiscal 2004, 2003 and 2002), scheduled rent increases and renewal options.  The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

As of February 26, 2005, future minimum lease payments under noncancelable operating leases are as follows:

Fiscal Year	Amount
(in thousands)
2005	$308,698
2006	322,034
2007	316,674
2008	308,370
2009	289,813
Thereafter	1,438,176
Total future minimum lease payments	$2,983,765

Expenses for all operating leases were $288.9 million, $251.0 million and $219.8 million for fiscal 2004, 2003 and 2002, respectively.

9.              EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company has three defined contribution 401(k) savings plans (the “Bed Bath & Beyond Plan”, the “Harmon Plan” and the “Christmas Tree Shops Plan”, collectively “the Plans”) covering all eligible Bed Bath & Beyond, Harmon and CTS employees, respectively.  Effective December 31, 2003, the Harmon Plan was frozen.  Eligible employees of Harmon can now participate in the Bed Bath & Beyond Plan.  Participants of the Bed Bath & Beyond Plan and the Christmas Tree Shops Plan may defer annual pre-tax compensation up to 30% and 60%, respectively, subject to statutory and Plan limitations.  The Company has an option to contribute an amount as determined by the Board of Directors to the Plans.  The Company has not made a material contribution to any plan for fiscal 2004, 2003 or 2002.

Defined Benefit Plan

The Company has a non-contributory defined benefit pension plan for the CTS employees who meet specified age and length-of-service requirements.  The benefits are based on years of service and the employee’s compensation near retirement.  The Company utilizes a December 31 measurement date for this plan.  For the years ended February 26, 2005 and February 28, 2004, the net periodic pension cost was not material to the Company’s results of operations.  The Company has a $7.5 million and $8.3 million liability, which is included in deferred rent and other liabilities as of February 26, 2005 and February 28, 2004, respectively.

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

11.       SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of $229.0 million, $226.7 million and $151.8 million in fiscal 2004, 2003 and 2002, respectively.

12.       STOCK OPTION AND INCENTIVE PLANS

During fiscal 2004, the Company adopted the Bed Bath & Beyond 2004 Incentive Compensation Plan (“the 2004 Plan”).  The 2004 Plan is a flexible compensation plan that enables the Company to offer incentive compensation through stock options, stock appreciation rights, restricted stock awards and performance awards, including cash awards. Prior to fiscal 2004, the Company had adopted various stock option plans (the “Prior Plans”), all of which solely provided for the granting of stock options.  Upon adoption of the 2004 Plan, the common stock available under the Prior Plans became available for issuance under the 2004 Plan.  No further option grants may be made under the Prior Plans, although outstanding awards under the Prior Plans will continue to be in effect.

Under the 2004 Plan and the Prior Plans, an aggregate of 83.4 million shares of common stock were authorized for issuance. Under all plans, option grants are issued at market value on the date of grant and generally become exercisable in five equal annual installments beginning one to three years from the date of grant. Option grants for stock options issued prior to May 10, 2004 expire ten years after the date of grant.  Since May 10, 2004, option grants expire eight years after the date of grant.  All option grants are non-qualified.

The Stock Option and Compensation committees determine the number of shares and the price per share for all awards granted under the plans.  As of February 26, 2005, no awards other than stock options had been granted by the Company.  See Note 14, Revised Approach to Compensation, regarding awards granted subsequent to fiscal 2004.

The following table summarizes stock option transactions:

	NUMBER OF SHARES	WEIGHTED-AVERAGE EXERCISE PRICE

Outstanding at March 2, 2002	23,117,008	$12.80

Options granted	4,335,000	31.95
Options exercised	(2,989,255)	8.09
Options canceled	(626,008)	20.45
Outstanding at March 1, 2003	23,836,745	16.66

Options granted	5,655,975	35.28
Options exercised	(5,848,349)	12.75
Options canceled	(609,865)	27.46
Outstanding at February 28, 2004	23,034,506	21.92

Options granted	5,216,770	37.01
Options exercised	(2,546,501)	12.12
Options canceled	(869,323)	32.68
Outstanding at February 26, 2005	24,835,452	$25.73

Options exercisable:
At March 1, 2003	8,404,205	$11.20
At February 28, 2004	6,706,123	$12.45
At February 26, 2005	8,249,646	$16.80

The following tables summarize information pertaining to stock options outstanding and exercisable at February 26, 2005:

OPTIONS OUTSTANDING
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED-AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED-AVERAGE EXERCISE PRICE

$2.37 to 2.37	196,460	0.14	$2.37
3.83 to 5.01	433,560	1.35	4.89
6.11 to 8.94	1,014,810	2.16	6.52
9.70 to 14.19	4,726,312	4.29	11.58
14.77 to 22.06	2,586,795	4.68	16.52
23.06 to 30.73	4,393,355	7.09	27.44
31.40 to 33.98	3,645,420	7.10	31.81
34.63 to 38.19	3,457,790	7.25	35.11
38.22 to 43.40	4,380,950	8.45	39.83
$2.37 to 43.40	24,835,452	6.21	$25.73

OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER EXERCISABLE	WEIGHTED-AVERAGE EXERCISE PRICE

$2.37 to 2.37	196,460	$2.37
3.83 to 5.01	433,560	4.89
6.11 to 8.94	1,014,810	6.52
9.70 to 14.19	2,650,192	11.60
14.77 to 22.06	1,667,535	16.21
23.06 to 30.73	800,776	24.68
31.40 to 33.98	832,600	31.88
34.63 to 38.19	52,960	35.77
38.22 to 43.40	600,753	39.04
$2.37 to 43.40	8,249,646	$16.80

13.       SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	FISCAL 2004 QUARTER ENDED				FISCAL 2003 QUARTER ENDED
(in thousands, except per share data)	May 29, 2004	August 28, 2004	November 27, 2004	February 26, 2005	May 31, 2003	August 30, 2003	November 29, 2003	February 28, 2004

Net sales	$1,100,917	$1,273,960	$1,305,155	$1,467,646	$893,868	$1,111,445	$1,174,740	$1,297,928
Gross profit	456,774	530,829	548,152	650,546	367,180	459,145	486,987	563,352
Operating profit	128,707	189,108	190,978	283,621	90,450	155,867	161,459	231,567
Earnings before provision for income taxes	131,805	192,784	195,867	290,731	93,509	158,062	163,424	234,550
Provision for income taxes	49,756	72,776	73,940	109,751	36,001	60,854	62,918	90,302
Net earnings	$82,049	$120,008	$121,927	$180,980	$57,508	$97,208	$100,506	$144,248
EPS-Basic (1)	$0.27	$0.40	$0.40	$0.60	$0.19	$0.33	$0.34	$0.48
EPS-Diluted (1)	$0.27	$0.39	$0.40	$0.59	$0.19	$0.32	$0.33	$0.47

(1)	Net earnings per share ("EPS") amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

14.       REVISED APPROACH TO COMPENSATION

On April 20, 2005, the Compensation Committee made awards to executive officers and other executives reporting to the Company’s Chief Executive Officer consisting of a combination of restricted stock and stock option grants.  Consistent with past practice, the stock options granted to these executives will vest over time, subject, in general, to the executive’s remaining in the Company’s employ on specified vesting dates.  Vesting of the restricted stock awarded to these executives will be dependent on (i) the Company’s achievement of a performance-based test for the fiscal year of grant, and (ii) assuming achievement of the performance-based test, time vesting, subject, in general, to the executive remaining in the Company’s employ on specified vesting dates.

The Company’s other employees who traditionally have received stock option grants have begun to receive awards consisting solely of restricted stock.  Vesting of the restricted stock awarded to these employees will be based solely on time vesting with no performance test.  The Company will record an expense related to the restricted stock program in fiscal 2005 in accordance with APB No. 25.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bed Bath & Beyond Inc.:

We have audited the accompanying consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries as of February 26, 2005 and February 28, 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 26, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bed Bath & Beyond Inc. and subsidiaries as of February 26, 2005 and February 28, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended February 26, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bed Bath & Beyond Inc. and subsidiaries’ internal control over financial reporting as of February 26, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
New York, New York
May 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bed Bath & Beyond Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Bed Bath & Beyond Inc. and subsidiaries maintained effective internal control over financial reporting as of February 26, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bed Bath & Beyond Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Bed Bath & Beyond Inc. and subsidiaries maintained effective internal control over financial reporting as of February 26, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, Bed Bath & Beyond Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 26, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries as of February 26, 2005 and February 28, 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 26, 2005, and our report dated May 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
May 11, 2005

ITEM 9 -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of February 26, 2005, our Principal Executive Officer and Principal Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Our management assessed the effectiveness of our internal control over financial reporting as of February 26, 2005.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of February 26, 2005, our internal control over financial reporting is effective based on these criteria.  Our independent registered public accounting firm, KPMG LLP, issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended February 26, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of the Registrant information required by this item is included in this document; all other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 30, 2005 to be filed with the Commission pursuant to Regulation 14A.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

ITEM 12 –	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Equity Plan Compensation Information required by this item is included below; all other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

The following table provides certain information as of February 26, 2005 with respect to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders (1)	15,734,872	$21.73	25,734,983
Equity compensation plans not approved by shareholders (2)	9,100,580	$32.65	—
Total	24,835,452	$25.73	25,734,983

(1)           These plans consist of the Company’s 1992, 1996, 1998 and 2000 Stock Option Plans and the 2004 Incentive Compensation Plan.

(2)           This plan consists of the Company’s 2001 Stock Option Plan.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)                Consolidated Financial Statements of Bed Bath & Beyond Inc. and its subsidiaries are incorporated under Item 8 of this Form 10-K.

(a) (2)                Financial Statement Schedules

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

Signature	Capacity	Date

/s/ Warren Eisenberg	Co-Chairman and Director	May 12, 2005
Warren Eisenberg

/s/ Leonard Feinstein	Co-Chairman and Director	May 12, 2005
Leonard Feinstein

/s/ Steven H. Temares	President, Chief Executive	May 12, 2005
Steven H. Temares	Officer and Director

/s/ Eugene A. Castagna	Vice President – Finance and	May 12, 2005
Eugene A. Castagna	Assistant Treasurer (Principal
Financial and Accounting Officer)

/s/ Dean S. Adler	Director	May 12, 2005
Dean S. Adler

/s/ Stanley Barshay	Director	May 12, 2005
Stanley Barshay

/s/ Klaus Eppler	Director	May 12, 2005
Klaus Eppler

/s/ Jordan Heller	Director	May 12, 2005
Jordan Heller

/s/ Robert S. Kaplan	Director	May 12, 2005
Robert S. Kaplan

/s/ Victoria A. Morrison	Director	May 12, 2005
Victoria A. Morrison

/s/ Fran Stoller	Director	May 12, 2005
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

10.14*

Amended and Restated Employment Agreement between the Company and Warren Eisenberg, dated as of April 3, 2002 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the year ended March 2, 2002)

10.15*

Amended and Restated Employment Agreement between the Company and Leonard Feinstein, dated as of April 3, 2002 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the year ended March 2, 2002)

10.16*	Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2002)

10.17*	Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002)

10.18*

Agreement Terminating Agreements concerning “Split Dollar” Life Insurance Plan, dated May 9, 1994 and June 16, 1995, among the Company, Jay D. Waxenberg, as trustee of the Warren Eisenberg Life Insurance Trust, Warren Eisenberg and Maxine Eisenberg (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 29, 2003)

10.19*

Agreement Terminating Agreements concerning “Split Dollar” Life Insurance Plan, dated May 9, 1994 and June 16, 1995, among the Company, Jay D. Waxenberg, as trustee of the Leonard Joseph Feinstein Life Insurance Trust and Leonard Feinstein (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 29, 2003)

10.20*

Compensation Agreement concerning Substitute Benefit Payments upon Termination of “Split Dollar” Life Insurance Plan between the Company and Warren Eisenberg, dated as of February 27, 2004 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended February 28, 2004)

10.21*

Compensation Agreement concerning Substitute Benefit Payments upon Termination of “Split Dollar” Life Insurance Plan between the Company and Leonard Feinstein, dated as of February 27, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended February 28, 2004)

10.22*	Employment Agreement between the Company and Eugene A. Castagna (dated as of March 1, 2000) (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended February 28, 2004)

10.23*	Company’s 2004 Incentive Compensation Plan (incorporated by reference to Exhibit B to the Registrant’s Proxy Statement dated May 28, 2004)

10.24*	Form of Standard Stock Option Agreement dated as of May 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 29, 2004)

10.25*	Form of Stock Option Agreement under 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 28, 2004)

21**	Subsidiaries of the Company
Commission File No. 33-1

23**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	This is a management contract or compensatory plan or arrangement.
**	Filed herewith.