Form 10-Q
period 2005-05-28
BED BATH & BEYOND INC
filed 2005-07-06
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2005

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

and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act).

Yes ☒ No ☐

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 28, 2005
Common Stock - $0.01 par value	295,737,578

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	May 28, 2005	February 26, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$224,528	$222,108
Short term investment securities	651,983	629,339
Merchandise inventories	1,238,976	1,152,028
Other current assets	108,943	93,527

Total current assets	2,224,430	2,097,002

Long term investment securities	362,436	324,209
Property and equipment, net	616,315	609,631
Goodwill	147,559	147,559
Other assets	21,602	21,578

	$3,372,342	$3,199,979

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$481,949	$450,525
Accrued expenses and other current liabilities	255,429	254,643
Merchandise credit and gift card liabilities	92,660	87,061
Income taxes payable	89,955	81,364

Total current liabilities	919,993	873,593

Deferred rent and other liabilities	132,046	122,624

Total liabilities	1,052,039	996,217

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued 304,500 and 302,825 shares, respectively; outstanding 295,738 and 294,063 shares, respectively	3,045	3,028
Additional paid-in capital	541,842	491,508
Retained earnings	2,158,280	2,059,377
Deferred compensation	(32,713)	—
Treasury stock, at cost; 8,762 shares	(350,151)	(350,151)

Total shareholders’ equity	2,320,303	2,203,762

	$3,372,342	$3,199,979

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	May 28, 2005	May 29, 2004

Net sales	$1,244,421	$1,100,917

Cost of sales	723,640	644,143

Gross profit	520,781	456,774

Selling, general and administrative expenses	369,897	328,067

Operating profit	150,884	128,707

Interest income	7,108	3,098

Earnings before provision for income taxes	157,992	131,805

Provision for income taxes	59,089	49,756

Net earnings	$98,903	$82,049

Net earnings per share - Basic	$0.34	$0.27
Net earnings per share - Diluted	$0.33	$0.27

Weighted average shares outstanding - Basic	294,413	300,417
Weighted average shares outstanding - Diluted	299,055	306,584

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	May 28, 2005	May 29, 2004

Cash Flows from Operating Activities:

Net earnings	$98,903	$82,049
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	25,760	22,427
Amortization	1,787	270
Tax benefit from exercise of stock options	7,873	2,707
Deferred income taxes	(325)	535
Increase in assets:
Merchandise inventories	(86,948)	(53,185)
Other current assets	(13,847)	(14,513)
Other assets	(45)	(30)
Increase (decrease) in liabilities:
Accounts payable	31,424	29,644
Accrued expenses and other current liabilities	738	(17,646)
Merchandise credit and gift card liabilities	5,599	4,627
Income taxes payable	8,591	(1,423)
Deferred rent and other liabilities	8,130	4,640

Net cash provided by operating activities	87,640	60,102

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	(102,736)	(143,145)
Redemption of held-to-maturity investment securities	10,715	50,000
Purchase of available-for-sale investment securities	(515,975)	(530,102)
Redemption of available-for-sale investment securities	546,300	547,965
Capital expenditures	(32,327)	(22,618)

Net cash used in investing activities	(94,023)	(97,900)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	8,803	4,018

Net cash provided by financing activities	8,803	4,018

Net increase (decrease) in cash and cash equivalents	2,420	(33,780)

Cash and cash equivalents:

Beginning of period	222,108	294,500
End of period	$224,528	$260,720

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements, except for the February 26, 2005 consolidated balance sheet, have been prepared without audit.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of May 28, 2005 and February 26, 2005 and the results of its operations and its cash flows for the three months ended May 28, 2005 and May 29, 2004, respectively.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by U.S. generally accepted accounting principles.  Reference should be made to Bed Bath & Beyond Inc.’s Annual Report on Form 10-K for the fiscal year ended February 26, 2005 for additional disclosures, including a summary of the Company’s significant accounting policies.

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December and generally lower in February and March.

Operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

Certain reclassifications have been made to the fiscal 2004 consolidated financial statements to conform to the fiscal 2005 consolidated financial statement presentation.

2) Recent Accounting Pronouncements

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

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 amends the guidance to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current period charges.  In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversions be based on the normal capacity of the production facilities.  The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not believe that the adoption of SFAS No. 151 will have a material impact on the Company’s consolidated financial statements.

3) Stock-Based Compensation

The FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In addition, the adoption of SFAS No. 123R requires additional accounting and disclosure related to income tax and cash flow effects resulting from share-based payment arrangements. The SEC delayed the effective date of adoption for SFAS No. 123R to the beginning of the first annual reporting period after June 15, 2005.  Per SFAS No. 123R, early adoption is encouraged.

In anticipation of adopting SFAS 123R during its fiscal third quarter of 2005, the Company revised its overall approach to compensation for its employees, including stock-based compensation. As a result, awards consisting of a combination of restricted stock and stock options were granted to executive officers and other executives during the first quarter of 2005.  The restricted stock granted to these executives is subject to performance criteria as well as time based vesting.  Additionally, awards consisting solely of restricted stock were granted to the Company’s other employees who traditionally have received solely stock options.  The restricted stock granted to these employees is subject only to time based vesting.  All awards generally become exercisable in five equal annual installments beginning one to three years from the date of grant.

For the quarter ended May 28, 2005, the Company has elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but continues to apply the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No.123.”  The Company has complied with the disclosure requirements of SFAS No. 148.

Accordingly, the Company currently does not recognize compensation expense for stock options.  The Company recognizes compensation expense for restricted stock awards over the service period.  Set forth below are the Company’s net earnings and net earnings per share “as reported,” and as if compensation expense had been recognized (“pro forma”) in accordance with the fair value provisions of SFAS No. 148:

	Three Months Ended
(in thousands, except per share data)	May 28, 2005	May 29, 2004
Net earnings:
As reported	$98,903	$82,049

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(8,724)	(8,309)
Add: Total stock-based employee compensation expense included in net earnings, net of related tax effects	602	—

Pro forma	$90,781	$73,740

Net earnings per share:

Basic:
As reported	$0.34	$0.27
Pro forma	$0.31	$0.25

Diluted:
As reported	$0.33	$0.27
Pro forma	$0.31	$0.24

The Company currently plans to adopt SFAS No. 123R at the beginning of its fiscal third quarter under the modified prospective application.  Under this application, the Company will record compensation expense for all awards granted after the adoption date and for a portion of previously granted awards that remain outstanding at the date of adoption. The Company estimates the impact of recording stock-based compensation expense, which includes the expense of stock options in the third and fourth quarters and restricted stock awards from the date of grant, will be approximately $0.07 per share for fiscal 2005.

4) Earnings Per Share

The Company presents earnings per share on a basic and diluted basis.  Basic earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of stock-based awards.

Options for which the exercise price was greater than the average market price of common shares for the three months ended May 28, 2005 and May 29, 2004 were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. These consisted of options totaling approximately 4,641,000 and 2,693,000 shares for the three months ended May 28, 2005 and May 29, 2004, respectively.

5) Supplemental Cash Flow Information

The Company paid income taxes of $45.2 million and $47.9 million in the first three months of fiscal 2005 and 2004, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) operate specialty retail stores nationwide, including stores of Bed Bath & Beyond (“BBB”), Harmon Stores, Inc. (“Harmon”) and Christmas Tree Shops, Inc. (“CTS”), primarily selling better quality domestics merchandise and home furnishings. The Company’s objective is to be a customer’s first choice for products and services in the categories offered, in the markets in which the Company operates.

The Company’s strategy is to achieve this objective through excellent customer service, an extensive breadth and depth of assortment, everyday low prices, introduction of new merchandising offerings and development of our infrastructure.

Operating in the highly competitive retail industry, the Company, along with other retail companies, is influenced by a number of factors including but not limited to, general economic conditions, consumer preferences and spending habits, competition from existing and potential competitors, unusual weather patterns and the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program.

For the three months ended May 28, 2005, the Company’s consolidated net sales increased by 13.0% as compared to the corresponding quarter last year.  The increase in net sales was primarily attributable to the continuing BBB store expansion program and an increase in comparable store sales of approximately 4.4% as compared with an increase of approximately 5.1% for the fiscal first quarter of 2004.  The increase in comparable store sales reflected a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings and a strong focus on customer service with an emphasis on responding to customer feedback.

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

For the three months ended May 28, 2005, the Company’s consolidated net earnings increased by 20.5% as compared to the corresponding quarter last year.  This increase was primarily a result of a relative increase in gross profit as a percentage of net sales and a relative decrease in selling, general and administrative expenses (“SG&A”) as a percentage of net sales.

Results of Operations

Net Sales

Net sales for the three months ended May 28, 2005 were approximately $1.244 billion, an increase of $143.5 million or approximately 13.0% over net sales of approximately $1.101 billion for the corresponding quarter last year.

Approximately 66.6% of the increase in net sales for the three months ended May 28, 2005 was attributable to an increase in the Company’s new store sales with the balance of the increase primarily attributable to the increase in comparable store sales.  The increase in comparable store sales for the first quarter of 2005 was 4.4% as compared to 5.1% for the first quarter of 2004.  As of the beginning of the fiscal third quarter of 2004, CTS is included in the calculation of comparable store sales. The increase in comparable store sales was due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings and a strong focus on customer service with an emphasis on responding to customer feedback.

Sales of domestics merchandise accounted for approximately 48% and 50% of net sales for the three months ended May 28, 2005 and May 29, 2004, respectively.  Sales of home furnishings accounted for approximately 52% and 50% of net sales for the three months ended May 28, 2005 and May 29, 2004, respectively.

Gross Profit

Gross profit for the three months ended May 28, 2005 was $520.8 million or 41.8% of net sales, compared with $456.8 million or 41.5% of net sales for the three months ended May 29, 2004.  The increase in gross profit as a percentage of net sales was driven primarily by the reduction of inventory acquisition costs attributable to the Company’s current merchandise offerings.

Selling, General and Administrative Expenses

SG&A was $369.9 million in the first quarter of 2005, compared with $328.1 million in the corresponding quarter last year and as a percentage of net sales was 29.7% and 29.8%, respectively.  The decrease in SG&A as a percentage of net sales was primarily attributable to an improvement in payroll and payroll related items as a percentage of net sales which primarily resulted from increases in store sales.

Operating Profit

Operating profit for the three months ended May 28, 2005 increased to $150.9 million, compared to $128.7 million during the comparable period in 2004.  The improvement in operating profit was a result of the increase in net sales, a relative increase in gross profit as a percentage of net sales and a relative decrease in SG&A as a percentage of net sales, as discussed above.

Interest Income

Interest income was $7.1 million for the first quarter of 2005, compared to $3.1 million for the corresponding quarter last year.  Interest income increased due to an increase in invested cash and an increase in the Company’s average investment interest rate as a result of the recent upward trend in short term interest rates.

Income Taxes

The effective tax rate was 37.40% for the fiscal three month period of 2005 and 37.75% for the fiscal three month period of 2004.  The decrease is due to a reduction in the weighted average effective tax rate resulting from a change in the mix of the business within the taxable jurisdictions in which the Company operates.

Net Earnings

As a result of the factors described above, net earnings increased to $98.9 million for the first quarter of 2005, compared with $82.0 million for the first quarter of 2004.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores. As a result of this program, the Company operated 671 BBB stores, 26 CTS stores and 35 Harmon stores at the end of the fiscal first quarter of 2005, compared with 592 BBB stores, 24 CTS stores and 31 Harmon stores at the end of the corresponding quarter last year.  At May 28, 2005, Company-wide total square footage was approximately 23.2 million square feet.

The Company opened 11 BBB stores during the first quarter of fiscal 2005.  The Company plans to open approximately 74 additional BBB stores, in both new and existing markets, and several CTS and Harmon stores by the end of the fiscal year.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended May 28, 2005 was $87.6 million as compared with $60.1 million in the corresponding period of fiscal 2004.  The increase in net cash provided by operating activities was primarily attributable to an increase in net income, the timing of certain liability payments, an increase in income taxes payable and an increase in the tax benefit received from the exercise of stock options, partially offset by an increase in merchandise inventories (primarily a result of new store space).

Inventory per square foot was $53.29 as of May 28, 2005 and $50.96 as of May 29, 2004.  The Company continues to focus on optimizing inventory productivity while maintaining appropriate in-store merchandise levels to support sales growth.

Net cash used in investing activities for the three months ended May 28, 2005 was $94.0 million as compared with $97.9 million in the corresponding period of fiscal 2004.  The decrease in net cash used in investing activities was attributable to a decrease in purchases of investment securities partially offset by a decrease in redemptions of investment securities and an increase in capital expenditures.  The increase in capital expenditures was primarily attributable to expenditures for furniture, fixtures and leasehold improvements for the 11 new stores opened and stores under construction during the first three months of fiscal 2005, a warehouse facility expansion and information technology enhancements, compared to expenditures for furniture, fixtures and leasehold improvements for the 17 new stores opened and stores under construction in the corresponding period last year.

Net cash provided by financing activities for the three months ended May 28, 2005 was $8.8 million as compared with $4.0 million in the corresponding period of 2004.  The increase in net cash provided by financing activities is attributable to an increase in proceeds from the exercise of stock options in the current year.

For fiscal 2005, the Company believes that its current operating cash flow, working capital, and cash and cash equivalents on hand should be sufficient to meet its obligations in the ordinary course of business, including capital expenditures and new store openings.

Seasonality

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December and generally lower in February and March.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In addition, the adoption of SFAS No. 123R requires additional accounting and disclosure related to income tax and cash flow effects resulting from share-based payment arrangements. The SEC delayed the effective date of adoption for SFAS No. 123R to the beginning of the first annual reporting period after June 15, 2005.  Per SFAS No. 123R, early adoption is encouraged.

The Company currently plans to adopt SFAS No. 123R at the beginning of its fiscal third quarter under the modified prospective application.  Under this application, the Company will record compensation expense for all awards granted after the adoption date and for a portion of previously granted awards that remain outstanding at the date of adoption. The Company estimates the impact of recording stock-based compensation expense, which includes the expense of stock options in the third and fourth quarters and restricted stock awards from the date of grant, will be approximately $0.07 per share for fiscal 2005.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In particular, judgment is used in areas such as the inventory valuation, impairment of long-lived assets, goodwill and other indefinitely lived intangible assets, income taxes and accruals for self insurance, litigation and store opening, expansion, relocation and closing costs. Actual results could differ from these estimates.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities.  The Company’s market risks at May 28, 2005 are similar to those disclosed in Item 7a of the Company’s Form 10-K for the year ended February 26, 2005.  The Company continues to regularly evaluate these risks and continues to take measures to mitigate these risks.

Item 4.  Controls and Procedures

(a)                Evaluation of disclosure controls and procedures.  The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of May 28, 2005 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting was held on June 30, 2005.  At the Annual Meeting, the following items were voted upon:

1.                           Election of four directors of the Corporation.

2.                           Ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ending February 25, 2006.

3.                           Three shareholder proposals.

The results of the voting were as follows:

	SHARES VOTED (in thousands)

Description	For	Withheld

1. Election of the Board of Directors:

Leonard Feinstein	239,411	19,750
Robert Kaplan	240,958	18,203
Dean S. Adler	244,824	14,337
Jordan Heller	244,829	14,332

	For	Against	Abstentions
2. Appointment of Auditors:

KPMG	250,358	7,132	1,671

	For	Against	Abstentions	Broker Non-Votes

3. Shareholder Proposal; Foreign Workplace Monitoring:	41,021	148,689	33,853	35,598

	For	Against	Abstentions	Broker Non-Votes

4. Shareholder Proposal; Executive Stock Holdings:	55,391	154,813	13,350	35,607

	For	Against	Abstentions	Broker Non-Votes

5. Shareholder Proposal; Board Structure:	149,527	71,962	2,061	35,611

Item 6.  Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: July 6, 2005	By:	/s/ Eugene A. Castagna
Eugene A. Castagna
Vice President – Finance and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Form of Restricted Stock Agreement under 2004 Stock Incentive Plan.

10.2	Performance-Based Form of Restricted Stock Agreement under 2004 Stock Incentive Plan.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.