Form 10-Q
period 2005-08-27
BED BATH & BEYOND INC
filed 2005-10-05
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2005

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 27, 2005
Common Stock - $0.01 par value	296,857,889

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)

	August 27, 2005	February 26, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$296,477	$222,108
Short term investment securities	703,395	629,339
Merchandise inventories	1,238,875	1,152,028
Other current assets	114,173	93,527

Total current assets	2,352,920	2,097,002

Long term investment securities	353,516	324,209
Property and equipment, net	645,574	609,631
Goodwill	147,559	147,559
Other assets	21,709	21,578

	$3,521,278	$3,199,979

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$503,056	$450,525
Accrued expenses and other current liabilities	249,368	254,643
Merchandise credit and gift card liabilities	93,907	87,061
Income taxes payable	50,255	81,364

Total current liabilities	896,586	873,593

Deferred rent and other liabilities	131,701	122,624

Total liabilities	1,028,287	996,217

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued 305,620 and 302,825 shares, respectively; outstanding 296,858 and 294,063 shares, respectively	3,056	3,028
Additional paid-in capital	573,101	491,508
Retained earnings	2,299,682	2,059,377
Deferred compensation	(32,697)	—
Treasury stock, at cost; 8,762 shares	(350,151)	(350,151)

Total shareholders’ equity	2,492,991	2,203,762

	$3,521,278	$3,199,979

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004

Net sales	$1,431,182	$1,273,960	$2,675,603	$2,374,877

Cost of sales	829,398	743,131	1,553,038	1,387,274

Gross profit	601,784	530,829	1,122,565	987,603

Selling, general and administrative expenses	383,907	341,721	753,804	669,788

Operating profit	217,877	189,108	368,761	317,815

Interest income	8,005	3,676	15,113	6,774

Earnings before provision for income taxes	225,882	192,784	383,874	324,589

Provision for income taxes	84,480	72,776	143,569	122,532

Net earnings	$141,402	$120,008	$240,305	$202,057

Net earnings per share - Basic	$0.48	$0.40	$0.81	$0.67
Net earnings per share - Diluted	$0.47	$0.39	$0.80	$0.66

Weighted average shares outstanding - Basic	295,458	300,778	294,936	300,598
Weighted average shares outstanding - Diluted	301,362	306,495	300,208	306,539

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended
	August 27, 2005	August 28, 2004

Cash Flows from Operating Activities:
Net earnings	$240,305	$202,057
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	52,303	46,168
Amortization	4,458	585
Tax benefit from exercise of stock options	18,523	5,947
Deferred income taxes	(650)	1,070
Increase in assets:
Merchandise inventories	(86,847)	(40,479)
Other current assets	(17,507)	(14,842)
Other assets	(173)	(85)
Increase (decrease) in liabilities:
Accounts payable	52,531	29,743
Accrued expenses and other current liabilities	(5,372)	(10,798)
Merchandise credit and gift card liabilities	6,846	5,910
Income taxes payable	(31,109)	16,624
Deferred rent and other liabilities	13,194	1,736

Net cash provided by operating activities	246,502	243,636

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	(179,771)	(216,286)
Redemption of held-to-maturity investment securities	107,147	84,333
Purchase of available-for-sale investment securities	(955,075)	(1,187,144)
Redemption of available-for-sale investment securities	922,875	1,138,790
Capital expenditures	(88,046)	(64,793)

Net cash used in investing activities	(192,870)	(245,100)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	27,404	8,706
Payment of deferred purchase price for acquisition	(6,667)	(6,667)

Net cash provided by financing activities	20,737	2,039

Net increase in cash and cash equivalents	74,369	575

Cash and cash equivalents:

Beginning of period	222,108	294,500
End of period	$296,477	$295,075

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements, except for the February 26, 2005 consolidated balance sheet, have been prepared without audit.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of August 27, 2005 and February 26, 2005 and the results of its operations for the three months and six months ended August 27, 2005 and August 28, 2004, respectively, and its cash flows for the six months ended August 27, 2005 and August 28, 2004, respectively.

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

3) Stock-Based Compensation

The FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In addition, the adoption of SFAS No. 123R requires additional accounting and disclosure related to income tax and cash flow effects resulting from share-based payment arrangements. The Securities and Exchange Commission (“SEC”) delayed the effective date of adoption for SFAS No. 123R to the beginning of the first annual reporting period after June 15, 2005.  Per SFAS No. 123R, early adoption is encouraged.  The Company adopted SFAS No. 123R effective August 28, 2005 (“the date of adoption”), the beginning of its third quarter of fiscal 2005, the year ending February 25, 2006.

In anticipation of adopting SFAS No. 123R, the Company revised its overall approach to compensation for its employees, including stock-based compensation. As a result, awards consisting of a combination of restricted stock and stock options were granted to executive officers and other executives during the fiscal first half of 2005.  The restricted stock granted to these executives is subject to performance criteria as well as time based vesting.  Additionally, awards consisting solely of restricted stock were granted to the Company’s other employees who traditionally have received solely stock options.  The restricted stock granted to these employees is subject only to time based vesting.  All awards generally vest in five equal annual installments beginning one to three years from the date of grant.

Prior to the fiscal third quarter of 2005, the Company elected not to adopt the fair value based method of accounting for its stock-based compensation plans and applied the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” Accordingly, during the fiscal first half of 2005 which ended on August 27, 2005, the Company recognized compensation expense for restricted stock awards, but not for stock options. Compensation expense for restricted stock awards is recognized over the service period.  The Company has complied with the disclosure requirements of SFAS No. 148.

Set forth below are the Company’s net earnings and net earnings per share “as reported,” and as if compensation expense had been recognized (“pro forma”) in accordance with the fair value provisions of SFAS No. 148:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004

Net earnings:
As reported	$141,402	$120,008	$240,305	$202,057

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(8,559)	(9,148)	(17,283)	(17,457)
Add: Total stock-based employee compensation expense included in net earnings, net of related tax effects	1,274	—	1,876	—

Pro forma	$134,117	$110,860	$224,898	$184,600

Net earnings per share:

Basic:
As reported	$0.48	$0.40	$0.81	$0.67
Pro forma	$0.45	$0.37	$0.76	$0.61

Diluted:
As reported	$0.47	$0.39	$0.80	$0.66
Pro forma	$0.45	$0.37	$0.76	$0.61

The Company adopted SFAS No. 123R under the modified prospective application.  Under this application, the Company records compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remain unvested at the date of adoption. The Company currently estimates the impact of recording stock-based compensation expense, which includes the expense of stock options in the third and fourth quarters and restricted stock awards from the date of grant, will be approximately $0.05 per share for fiscal 2005.

4) Earnings Per Share

The Company presents earnings per share on a basic and diluted basis.  Basic earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of stock-based awards.

Options for which the exercise price was greater than the average market price of common shares for the three months and six months ended August 27, 2005 and August 28, 2004 were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. These consisted of options totaling approximately 89,000 and 4,176,000 shares for the three months and approximately 2,365,000 and 3,434,000 shares for the six months ended August 27, 2005 and August 28, 2004, respectively.

5) Lines of Credit

The Company maintains two uncommitted lines of credit of $100 million and $75 million, with expiration dates of September 3, 2006 and February 28, 2006, respectively.  These uncommitted lines of credit are currently, and are expected to be, used for letters of credit in the ordinary course of business.  As of August 27, 2005, the Company did not have any direct borrowings under the uncommitted lines of credit.

6) Supplemental Cash Flow Information

The Company paid income taxes of $159.3 million and $99.1 million in the first six months of fiscal 2005 and 2004, respectively.

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

For the three and six months ended August 27, 2005, the Company’s consolidated net sales increased by 12.3% and 12.7%, respectively, as compared to the corresponding periods last year.  These increases in net sales were primarily attributable to the continuing BBB store expansion program and an increase in comparable store sales.  Comparable store sales for the fiscal three and six months of 2005 increased by approximately 4.5% and 4.4%, respectively, as compared with an increase of approximately 4.8% and 4.9% for the comparable periods last year.  The increases in comparable store sales reflected a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings and a strong focus on customer service with an emphasis on responding to customer feedback.

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

For the three and six months ended August 27, 2005, the Company’s consolidated net earnings increased by 17.8% and 18.9%, respectively, as compared to the corresponding periods last year.  These increases were primarily a result of relative increases in gross profit as a percentage of net sales.

Results of Operations

Net Sales

Net sales for the three months ended August 27, 2005 were approximately $1.431 billion, an increase of $157.2 million or approximately 12.3% over net sales of approximately $1.274 billion for the corresponding quarter last year.  For the six months ended August 27, 2005, net sales were approximately $2.676 billion, an increase of $300.7 million or approximately 12.7% over net sales of approximately $2.375 billion for the corresponding six months of last year.

Approximately 64.5% and 65.5% of the increase in net sales for the three and six months ended August 27, 2005, respectively, was attributable to an increase in the Company’s new store sales with the balance of the increase primarily attributable to the increase in comparable store sales.  The increase in comparable store sales for the fiscal three and six months of 2005 was 4.5% and 4.4%,  respectively, as compared with an increase of approximately 4.8% and 4.9% for the comparable periods last year.  As of the beginning of the fiscal third quarter of 2004, CTS is included in the calculation of comparable store sales. The increases in comparable store sales were due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings and a strong focus on customer service with an emphasis on responding to customer feedback.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 49% and 51% of net sales, respectively, for both the three and six months ended August 27, 2005.  The sales of domestics merchandise and home furnishings accounted for approximately 52% and 48% of net sales, respectively, for the three months ended August 28, 2004 and approximately 51% and 49% of net sales, respectively, for the six months ended August 28, 2004.

Gross Profit

Gross profit for the three and six months ended August 27, 2005 was $601.8 million and $1.123 billion, or 42.1% and 42.0% of net sales, respectively.  Gross profit for the three and six months ended August 28, 2004 was $530.8 million and $987.6 million, or 41.7% and 41.6% of net sales, respectively.  The increase in gross profit as a percentage of net sales for the three and six months ended August 27, 2005 was driven primarily by the reduction of inventory acquisition costs attributable to the Company’s current merchandise offerings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three and six months ended August 27, 2005 was $383.9 million and $753.8 million, or 26.8% and 28.2% of net sales, respectively.  SG&A for the three and six months ended August 28, 2004 was $341.7 million and $669.8 million, or 26.8% and 28.2% of net sales, respectively.  SG&A as a percentage of net sales were the same for the three and six months ended August 27, 2005 and August 28, 2004. Increased expenses due to payroll and payroll related items (caused in part by additional store payroll hours incurred for certain store remodels and restricted share expense in conjunction with changes to the Company’s overall compensation plan), rent and lease expense (including changes required by recent accounting clarifications as issued by the Office of the Chief Accountant of the SEC) and advertising expenses were offset by reduced litigation expense (due to a reduction of estimated amounts required for outstanding litigation) and insurance expenses.

Operating Profit

Operating profit for the three months ended August 27, 2005 increased to $217.9 million, compared to $189.1 million during the comparable period in 2004.  For the six months ended August 27, 2005 operating profit increased to $368.8 million compared to $317.8 million during the comparable period in 2004.  The improvements in operating profit were a result of the increases in net sales, and gross profit as a percentage of net sales, as discussed above.

Interest Income

Interest income was $8.0 million and $15.1 million for the fiscal three and six month periods of 2005, respectively, compared to $3.7 million and $6.8 million for the corresponding periods last year.  Interest income increased due to an increase in the Company’s average investment interest rate as a result of the recent upward trend in short term interest rates and an increase in invested cash, which was partially reduced by the Company’s $350 million share repurchase program in the fourth quarter of fiscal 2004.

Income Taxes

The effective tax rate was 37.40% for the fiscal three and six month periods of 2005 and 37.75% for the fiscal three and six month periods of 2004.  The decrease is due to a reduction in the weighted average effective tax rate resulting from a change in the mix of the business within the taxable jurisdictions in which the Company operates.

Net Earnings

As a result of the factors described above, net earnings increased to $141.4 million for the fiscal three month period of 2005 and $240.3 million for the fiscal six month period of 2005, compared with $120.0 million for the fiscal three month period of 2004 and $202.1 million for the fiscal six month period of 2004.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores. As a result of this program, the Company operated 686 BBB stores, 27 CTS stores and 36 Harmon stores at the end of the fiscal second quarter of 2005, compared with 606 BBB stores, 24 CTS stores and 31 Harmon stores at the end of the corresponding quarter last year.  At August 27, 2005, Company-wide total square footage was approximately 23.7 million square feet.

The Company opened 15 BBB stores during the second quarter of fiscal 2005 which brought the total to 26 BBB stores opened in the first half of 2005.  The Company expects the number of new BBB stores for all of fiscal 2005 to be in the low eighties, including the 26 stores opened in the fiscal first half of 2005. Additionally, the Company expects to open two CTS and three Harmon stores by the end of the fiscal year.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended August 27, 2005 was $246.5 million as compared with $243.6 million in the corresponding period of fiscal 2004.  The increase in net cash provided by operating activities was primarily attributable to an increase in net income, the timing of certain liability payments, an increase in the tax benefit received from the exercise of stock options, and an increase in deferred rent and other liabilities, mostly offset by an increase in merchandise inventories (primarily a result of new store space) and a decrease in income taxes payable.

Inventory per square foot was $52.23 as of August 27, 2005 and $49.42 as of August 28, 2004.  The Company continues to focus on optimizing inventory productivity while maintaining appropriate in-store merchandise levels to support sales growth.

Net cash used in investing activities for the six months ended August 27, 2005 was $192.9 million as compared with $245.1 million in the corresponding period of fiscal 2004.  The decrease in net cash used in investing activities was attributable to a decrease in purchases of investment securities partially offset by a decrease in redemptions of investment securities and an increase in capital expenditures.  The increase in capital expenditures was primarily attributable to expenditures for furniture, fixtures and leasehold improvements for the 26 new BBB stores opened and stores under construction during the first six months of fiscal 2005, a warehouse facility expansion and information technology enhancements, compared to expenditures for furniture, fixtures and leasehold improvements for the 31 new BBB stores opened and stores under construction and information technology enhancements in the corresponding period last year.

Net cash provided by financing activities for the six months ended August 27, 2005 was $20.7 million as compared with $2.0 million in the corresponding period of 2004.  The increase in net cash provided by financing activities is attributable to an increase in proceeds from the exercise of stock options in the current year.

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

Recent Accounting Pronouncements

The FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In addition, the adoption of SFAS No. 123R requires additional accounting and disclosure related to income tax and cash flow effects resulting from share-based payment arrangements. The SEC delayed the effective date of adoption for SFAS No. 123R to the beginning of the first annual reporting period after June 15, 2005.  Per SFAS No. 123R, early adoption is encouraged.  The Company adopted SFAS No. 123R effective August 28, 2005 (“the date of adoption”), the beginning of its third quarter of fiscal 2005, the year ending February 25, 2006.

The Company adopted SFAS No. 123R under the modified prospective application.  Under this application, the Company records compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remain unvested at the date of adoption. The Company currently estimates the impact of recording stock-based compensation expense, which includes the expense of stock options in the third and fourth quarters and restricted stock awards from the date of grant, will be approximately $0.05 per share for fiscal 2005.

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

At any one time, inventories include items that have been written down to the Company’s best estimate of their realizable value.  Judgment is required in estimating realizable value and factors considered are the age of merchandise and anticipated demand.  Actual realizable value could differ materially from this estimate based upon future customer demand or economic conditions.

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

Store Opening, Expansion, Relocation and Closing Costs:  Store opening, expansion, relocation and closing costs, including markdowns, asset residual values and projected occupancy costs, are charged to earnings as incurred.

Forward Looking Statements

This Form 10-Q may contain forward looking statements.  Many of these forward looking statements can be identified by use of words such as may, will, expect, anticipate, estimate, assume, continue, project, plan and similar words and phrases.  The Company’s actual results and future financial condition may differ materially from those expressed in any such forward looking statements as a result of many factors that may be outside the Company’s control.  Such factors include, without limitation: general economic conditions, changes in the retailing environment and consumer preferences and spending habits; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; unusual weather patterns; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program; and the cost of labor, merchandise and other costs and expenses. The Company does not undertake any obligation to update its forward looking statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities.  The Company’s market risks at August 27, 2005 are similar to those disclosed in Item 7a of the Company’s Form 10-K for the year ended February 26, 2005.  The Company continues to regularly evaluate these risks and continues to take measures to mitigate these risks.

Item 4.  Controls and Procedures

(a)                Evaluation of disclosure controls and procedures.  The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of August 27, 2005 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

BED BATH & BEYOND INC.
(Registrant)

Date: October 5, 2005	By:	/s/ Eugene A. Castagna
Eugene A. Castagna
Vice President – Finance and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Form of Stock Option Agreement under 2004 Stock Option Plan.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.