Form 10-Q
period 2005-11-26
BED BATH & BEYOND INC
filed 2006-01-05
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act).
Yes ☐   No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 26, 2005
Common Stock - $0.01 par value	297,250,837

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	November 26, 2005	February 26, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$368,612	$222,108
Short term investment securities	572,420	629,339
Merchandise inventories	1,424,730	1,152,028
Other current assets	147,577	93,527

Total current assets	2,513,339	2,097,002

Long term investment securities	405,518	324,209
Property and equipment, net	696,683	609,631
Goodwill	147,559	147,559
Other assets	21,675	21,578

	$3,784,774	$3,199,979

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$604,716	$450,525
Accrued expenses and other current liabilities	267,261	254,643
Merchandise credit and gift card liabilities	97,133	87,061
Income taxes payable	33,511	81,364

Total current liabilities	1,002,621	873,593

Deferred rent and other liabilities	134,576	122,624

Total liabilities	1,137,197	996,217

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued 306,028 and 302,825 shares, respectively; outstanding 297,251 and 294,063 shares, respectively	3,060	3,028
Additional paid-in capital	560,986	491,508
Retained earnings	2,434,302	2,059,377
Treasury stock, at cost; 8,777 and 8,762 shares, respectively	(350,771)	(350,151)

Total shareholders’ equity	2,647,577	2,203,762

	$3,784,774	$3,199,979

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004

Net sales	$1,448,680	$1,305,155	$4,124,283	$3,680,032

Cost of sales	833,317	757,003	2,386,355	2,144,277

Gross profit	615,363	548,152	1,737,928	1,535,755

Selling, general and administrative expenses	409,870	357,174	1,163,674	1,026,962

Operating profit	205,493	190,978	574,254	508,793

Interest income	9,555	4,889	24,668	11,663

Earnings before provision for income taxes	215,048	195,867	598,922	520,456

Provision for income taxes	80,428	73,940	223,997	196,472

Net earnings	$134,620	$121,927	$374,925	$323,984

Net earnings per share - Basic	$0.45	$0.40	$1.27	$1.08
Net earnings per share - Diluted	$0.45	$0.40	$1.25	$1.06

Weighted average shares outstanding - Basic	296,041	301,409	295,304	300,868
Weighted average shares outstanding - Diluted	301,075	307,557	300,497	306,878

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	November 26, 2005	November 27, 2004
Cash Flows from Operating Activities:
Net earnings	$374,925	$323,984
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	80,440	69,957
Amortization of bond premium	2,265	988
Stock-based compensation cost	14,595	—
Excess tax benefit from stock-based compensation	19,653	24,898
Deferred income taxes	(3,815)	1,607
(Increase) decrease in assets:
Merchandise inventories	(272,702)	(201,451)
Other current assets	(52,128)	(30,417)
Other assets	(159)	305
Increase (decrease) in liabilities:
Accounts payable	154,191	120,167
Accrued expenses and other current liabilities	12,474	(1,823)
Merchandise credit and gift card liabilities	10,072	10,254
Income taxes payable	(47,853)	(6,586)
Deferred rent and other liabilities	20,450	3,410

Net cash provided by operating activities	312,408	315,293

Cash Flows from Investing Activities:
Purchase of held-to-maturity investment securities	(348,149)	(366,710)
Redemption of held-to-maturity investment securities	206,729	116,473
Purchase of available-for-sale investment securities	(1,167,210)	(1,606,993)
Redemption of available-for-sale investment securities	1,281,975	1,683,950
Capital expenditures	(167,224)	(112,167)

Net cash used in investing activities	(193,879)	(285,447)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	33,037	27,478
Excess tax benefit from stock-based compensation	2,225	—
Repurchase of common stock, including fees	(620)	—
Payment of deferred purchase price for acquisition	(6,667)	(6,667)

Net cash provided by financing activities	27,975	20,811

Net increase in cash and cash equivalents	146,504	50,657

Cash and cash equivalents:
Beginning of period	222,108	294,500
End of period	$368,612	$345,157

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements, except for the February 26, 2005 consolidated balance sheet, have been prepared without audit.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of November 26, 2005 and February 26, 2005 and the results of its operations for the three months and nine months ended November 26, 2005 and November 27, 2004, respectively, and its cash flows for the nine months ended November 26, 2005 and November 27, 2004, respectively.

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

2) Recent Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 becomes effective for the first reporting period beginning after December 15, 2005. The Company does not believe that the adoption of FSP 13-1 will have a material impact on the Company’s consolidated financial statements.

In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” EITF 05-6 requires leasehold improvements purchased after the beginning of the initial lease term to be amortized over the shorter of the assets’ useful life or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased. This guidance was effective for reporting periods beginning after June 29, 2005. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections - a replacement of Accounting Principles Board Opinion (“APB”) No. 20 and SFAS No. 3,” which changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of SFAS No.154 will have a material impact on the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.”  FIN No. 47 clarifies the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.”  This interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated.  FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN No. 47 is effective no later than the fiscal year ending after December 15, 2005. The Company does not believe that the adoption of FIN No. 47 will have a material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 amends the guidance to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current period charges.  In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversions be based on the normal capacity of the production facilities.  The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not believe that the adoption of SFAS No. 151 will have a material impact on the Company’s consolidated financial statements.

3) Stock-Based Compensation

The FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In addition, the adoption of SFAS No. 123R requires additional accounting and disclosure related to income tax and cash flow effects resulting from stock-based compensation. The Company adopted SFAS No. 123R on August 28, 2005 (the “date of adoption”), the beginning of its third quarter of fiscal 2005, the year ending February 25, 2006.  While SFAS No. 123R is not required to be effective until the first annual reporting period that begins after June 15, 2005, early adoption was encouraged and the Company elected to adopt before the required effective date.

The Company adopted SFAS No. 123R under the modified prospective application. Accordingly, prior period amounts have not been restated. Under this application, the Company records stock-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remained unvested at the date of adoption. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options. The Company’s restricted stock awards are considered nonvested share awards as defined under SFAS No. 123R.

Prior to the third quarter of fiscal 2005, the Company applied the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” During the first half of fiscal 2005, which ended on August 27, 2005, the Company recognized compensation expense for restricted stock awards over the service period, but did not recognize compensation expense for stock options, since the options were granted at market value on the date of grant.

The following table details the effect on net earnings and earnings per share “as reported” and as if compensation expense had been recorded in the first nine months of fiscal 2004 and through the end of the second quarter of fiscal 2005, based on the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation” (“pro forma”). The reported and pro forma net earnings and earnings per share for the three months ended November 26, 2005 are the same since stock-based compensation expense is calculated under the provisions of SFAS No. 123R.

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004

Net earnings:
As reported	$134,620	$121,927	$374,925	$323,984

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(6,585)	(8,971)	(23,868)	(26,428)
Add: Total stock-based employee compensation expense included in net earnings, net of related tax effects	6,585	—	8,461	—

Pro forma	$134,620	$112,956	$359,518	$297,556

Net earnings per share:

Basic:
As reported	$0.45	$0.40	$1.27	$1.08
Pro forma	$0.45	$0.37	$1.22	$0.99

Diluted:
As reported	$0.45	$0.40	$1.25	$1.06
Pro forma	$0.45	$0.37	$1.20	$0.99

Stock-based compensation expense for the three months ended November 26, 2005, which includes the expense of stock options and restricted stock awards for the third quarter of fiscal 2005, was $10.5 million ($6.6 million after tax or $0.02 per diluted share). Stock-based compensation expense for the nine months ended November 26, 2005, which includes the expense of stock options beginning in the third quarter of fiscal 2005 and restricted stock awards from the date of grant, was $13.5 million ($8.5 million after tax or $0.03 per diluted share). The amount of stock-based compensation cost capitalized as of November 26, 2005 was approximately $1.1 million. Had the Company continued to account for stock-based compensation under APB No. 25, the Company’s diluted earnings per share would have been $0.02 higher than that reported for the third quarter of fiscal 2005.

Incentive Compensation Plans

During fiscal 2004, in anticipation of adopting SFAS No. 123R, the Company revised its overall approach to compensation for its employees, including stock-based compensation, and adopted the Bed Bath & Beyond 2004 Incentive Compensation Plan (the “2004 Plan”). The 2004 Plan is a flexible compensation plan that enables the Company to offer incentive compensation through stock options, stock appreciation rights, restricted stock awards and performance awards, including cash awards. As a result, during fiscal 2005, awards consisting of a combination of stock options and performance-based restricted stock were granted to executive officers and other executives and awards consisting of restricted stock were granted to the Company’s other employees who traditionally have received stock options. All awards generally vest in five equal annual installments beginning one to three years from the date of grant.

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

Under the 2004 Plan and the Prior Plans, an aggregate of 83.4 million shares of common stock were authorized for issuance. The Company generally issues new shares for stock option exercises and restricted stock awards. The number of shares and price per share is determined by the Compensation Committee for those awards granted to executive officers and by an appropriate committee for all other awards granted.

As of November 26, 2005, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $139.6 million and $33.5 million, respectively, which is expected to be recognized over a weighted average period of 3.8 years and 5.5 years, respectively.

Stock Options

Option grants are issued at market value on the date of grant and generally become exercisable in five equal annual installments beginning one to three years from the date of grant. Option grants for stock options issued prior to May 10, 2004 expire ten years after the date of grant. Option grants for stock options issued since May 10, 2004 expire eight years after the date of grant. All option grants are non-qualified. The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. No options were granted during the third quarter of fiscal 2005.

	Nine months ended
Black-Scholes Valuation Assumptions (1)	November 26, 2005	November 27, 2004
Weighted Average Expected Life (in years) (2)	6.08	6.58
Weighted Average Expected Volatility (3)	25.00%	43.00%
Weighted Average Risk Free Interest Rates (4)	4.02%	3.91%
Expected Dividend Yield	—	—

(1) Beginning on the date of adoption, forfeitures are estimated based on historical experience; prior to the date of adoption, forfeitures were recorded as they occurred.

(2) The expected life of stock options is estimated based on historical experience.

(3) The expected volatility is estimated based on historical and current financial data for the Company.

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the nine months ended November 26, 2005 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of year	24,835	$25.73
Granted	857	37.64
Exercised	(2,198)	15.03
Forfeited or expired	(648)	32.93
Options outstanding, end of period	22,846	$27.02
Options exercisable, end of period	9,942	$20.46

The weighted average fair value for the stock options granted through the first nine months of fiscal 2005 and fiscal 2004 was $12.71 and $18.05, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of November 26, 2005 was 5.70 years and $369.2 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of November 26, 2005 was 5.60 years and $225.9 million, respectively. The total intrinsic value for stock options exercised during the first nine months of fiscal 2005 and fiscal 2004 was $58.5 million and $66.0 million, respectively.

Net cash proceeds from the exercise of stock options for the first nine months of fiscal 2005 was $33.0 million and the associated income tax benefit was $21.9 million for that same time period.

Restricted Stock

Restricted stock awards are issued and measured at market value on the date of grant and generally become exercisable in five equal annual installments beginning one to three years from the date of grant.

Vesting of restricted stock awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test for the fiscal year of grant, and assuming achievement of the performance-based test, time vesting, subject, in general, to the executive remaining in the Company’s employ on specified vesting dates. The Company recognizes compensation expense related to these awards based on the assumption that the performance-based test will be achieved. Vesting of restricted stock awarded to the Company’s other employees is based solely on time vesting.

Changes in the Company’s restricted stock for the nine months ended November 26, 2005 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock, beginning of year	—	$—
Granted	1,019	36.93
Vested	—	—
Forfeited	(27)	36.82
Unvested restricted stock, end of period	992	$36.93

4) Earnings Per Share

The Company presents earnings per share on a basic and diluted basis.  Basic earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of stock-based awards.

Stock-based awards for which the exercise price was greater than the average market price of common shares for the three months and nine months ended November 26, 2005 and November 27, 2004 were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. These consisted of awards totaling approximately 7,409,700 and 1,998,900 shares for the three months and approximately 4,046,700 and 2,955,900 shares for the nine months ended November 26, 2005 and November 27, 2004, respectively.

5) Lines of Credit

The Company maintains two uncommitted lines of credit of $100 million and $75 million, with expiration dates of September 3, 2006 and February 28, 2006, respectively.  These uncommitted lines of credit are currently, and are expected to be, used for letters of credit in the ordinary course of business.  As of November 26, 2005, the Company did not have any direct borrowings under the uncommitted lines of credit.

6) Shareholders’ Equity

On October 26, 2005, the Company announced that the Board of Directors approved a $400 million share repurchase program, authorizing the repurchase of its common stock. The Company is authorized to make repurchases from time to time in the open market pursuant to existing rules and regulations and other parameters approved by the Board of Directors. During the third quarter of fiscal 2005, the Company repurchased approximately 15,000 shares of its common stock at a total cost of approximately $0.6 million, at an average price per share of $41.34, excluding brokerage fees.

7) Supplemental Cash Flow Information

The Company paid income taxes of $256.4 million and $176.7 million in the first nine months of fiscal 2005 and 2004, respectively.

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

Operating in the highly competitive retail industry, the Company, along with other retail companies, is influenced by a number of factors, including but not limited to, general economic conditions, consumer preferences and spending habits, competition from existing and potential competitors, unusual weather patterns and the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program.

For the three and nine months ended November 26, 2005, the Company’s consolidated net sales increased by 11.0% and 12.1%, respectively, as compared to the corresponding periods last year.  These increases in net sales were primarily attributable to the continuing BBB store expansion program and an increase in comparable store sales.  Comparable store sales for the fiscal three and nine months of 2005 increased by approximately 3.1% and 4.0%, respectively, as compared with an increase of approximately 3.1% and 4.2% for the comparable periods last year.  The increases in comparable store sales reflected a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings and a strong focus on customer service with an emphasis on responding to customer feedback.

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

For the three and nine months ended November 26, 2005, the Company’s consolidated net earnings increased by 10.4% and 15.7%, respectively, as compared to the corresponding periods last year.  These increases were primarily a result of relative increases in gross profit as a percentage of net sales.

Results of Operations

Net Sales

Net sales for the three months ended November 26, 2005 were approximately $1.449 billion, an increase of $144 million or approximately 11.0% over net sales of approximately $1.305 billion for the corresponding quarter last year.  For the nine months ended November 26, 2005, net sales were approximately $4.124 billion, an increase of $444 million or approximately 12.1% over net sales of approximately $3.680 billion for the corresponding nine months of last year.

Approximately 71.9% and 67.5% of the increase in net sales for the three and nine months ended November 26, 2005, respectively, was attributable to an increase in the Company’s new store sales with the balance of the increase primarily attributable to the increase in comparable store sales.  The increase in comparable store sales for the fiscal three and nine months of 2005 was 3.1% and 4.0%, respectively, as compared with an increase of approximately 3.1% and 4.2% for the comparable periods last year.  As of the beginning of the third quarter of fiscal 2004, CTS is included in the calculation of comparable store sales. The increases in comparable store sales were due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings and a strong focus on customer service with an emphasis on responding to customer feedback.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 48% and 52% of net sales, respectively, for both the three and nine months ended November 26, 2005.  The sales of domestics merchandise and home furnishings accounted for approximately 49% and 51% of net sales, respectively, for both the three and nine months ended November 27, 2004.

Gross Profit

Gross profit for the three and nine months ended November 26, 2005 was $615.4 million and $1.738 billion, or 42.5% and 42.1% of net sales, respectively.  Gross profit for the three and nine months ended November 27, 2004 was $548.2 million and $1.536 billion, or 42.0% and 41.7% of net sales, respectively.  The increase in gross profit as a percentage of net sales for the three and nine months ended November 26, 2005 was driven primarily by the reduction of inventory acquisition costs attributable to the Company’s current merchandise offerings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three and nine months ended November 26, 2005 was $409.9 million and $1.164 billion, or 28.3% and 28.2% of net sales, respectively.  SG&A for the three and nine months ended November 27, 2004 was $357.2 million and $1.027 billion, or 27.4% and 27.9% of net sales, respectively.  SG&A as a percentage of net sales increased for the three months ended November 26, 2005 compared to November 27, 2004 primarily due to payroll and payroll related items, mostly from the expensing of stock options in connection with the adoption of the revised stock option accounting rules, preopening expenses (due to an increase in the number of new store openings) and rent and lease expenses (including changes required by certain accounting clarifications as issued by the Office of the Chief Accountant of the SEC), partially offset by settlement of credit card litigation and certain insurance recoveries. SG&A as a percentage of net sales increased for the nine months ended November 26, 2005 compared to

November 27, 2004 primarily due to payroll and payroll related items, mostly from the expensing of stock options in connection with the adoption of the revised stock option accounting rules, partially offset by reduced litigation expense (due to a reduction of estimated amounts required for outstanding litigation) and insurance expenses.

Operating Profit

Operating profit for the three months ended November 26, 2005 increased to $205.5 million, compared to $191.0 million during the comparable period in 2004. For the nine months ended November 26, 2005, operating profit increased to $574.3 million compared to $508.8 million during the comparable period in 2004.  The improvements in operating profit were a result of the gross margin improvement partially offset by the deleverage in SG&A expenses.

Interest Income

Interest income was $9.6 million and $24.7 million for the fiscal three and nine month periods of 2005, respectively, compared to $4.9 million and $11.7 million for the corresponding periods last year.  Interest income increased due to an increase in the Company’s average investment interest rate as a result of the recent upward trend in short term interest rates and an increase in invested cash, which was partially reduced by the Company’s $350 million share repurchase program in the fourth quarter of fiscal 2004.

Income Taxes

The effective tax rate was 37.4% for the fiscal three and nine month periods of 2005 and 37.75% for the fiscal three and nine month periods of 2004.  The decrease is due to a reduction in the weighted average effective tax rate resulting from a change in the mix of the business within the taxable jurisdictions in which the Company operates.

Net Earnings

As a result of the factors described above, net earnings increased to $134.6 million for the fiscal three month period of 2005 and $374.9 million for the fiscal nine month period of 2005, compared with $121.9 million for the fiscal three month period of 2004 and $324.0 million for the fiscal nine month period of 2004.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores. As a result of this program, the Company operated 726 BBB stores, 29 CTS stores and 38 Harmon stores at the end of the fiscal third quarter of 2005, compared with 640 BBB stores, 26 CTS stores and 32 Harmon stores at the end of the corresponding quarter last year.  At November 26, 2005, Company-wide total store square footage was approximately 25.0 million square feet.

The Company opened 40 BBB stores during the third quarter of fiscal 2005 which brought the total to 66 BBB stores opened in the first three quarters of fiscal 2005.  The Company expects the number of new BBB stores for all of fiscal 2005 to be approximately 83, including the 66 stores opened in the first three quarters of fiscal 2005. Including the one additional Harmon store opened in the fiscal fourth quarter, the Company expects the number of new CTS and Harmon stores for all of fiscal 2005 to be approximately 3 and 4, respectively.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended November 26, 2005 was $312.4 million as compared with $315.3 million in the corresponding period of fiscal 2004.  The modest decrease in net cash provided by operating activities was primarily attributable to an increase in merchandise inventories (primarily as a result of new store space) and a decrease in income taxes payable, offset by the timing of certain liability payments.

Inventory per square foot was $56.98 as of November 26, 2005 and $54.29 as of November 27, 2004.  The Company continues to focus on optimizing inventory productivity while maintaining appropriate in-store merchandise levels to support sales growth.

Net cash used in investing activities for the nine months ended November 26, 2005 was $193.9 million as compared with $285.4 million in the corresponding period of fiscal 2004.  The decrease in net cash used in investing activities was attributable to a decrease in purchases of investment securities partially offset by a decrease in redemptions of investment securities and an increase in capital expenditures.  The increase in capital expenditures was primarily attributable to expenditures for furniture, fixtures and leasehold improvements for the new BBB stores opened and stores under construction during the first nine months of fiscal 2005, a warehouse facility expansion and information technology enhancements, compared to expenditures for furniture, fixtures and leasehold improvements for the new BBB stores opened and stores under construction and information technology enhancements in the corresponding period last year.

Net cash provided by financing activities for the nine months ended November 26, 2005 was $28.0 million as compared with $20.8 million in the corresponding period of 2004.  The increase in net cash provided by financing activities is primarily attributable to an increase in proceeds from the exercise of stock options in the current year.

For fiscal 2005, the Company believes that its current operating cash flow, working capital and cash and cash equivalents on hand should be sufficient to meet its obligations in the ordinary course of business, including capital expenditures and new store openings.

Seasonality

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December and generally lower in February and March.

Recent Accounting Pronouncements

The FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In addition, the adoption of SFAS No. 123R requires additional accounting and disclosure related to income tax and cash flow effects resulting from stock-based compensation. The Company adopted SFAS No. 123R on August 28, 2005 (the “date of adoption”), the beginning of its third quarter of fiscal 2005, the year ending February 25, 2006.  While SFAS No. 123R is not required to be effective until the first annual reporting period that begins after June 15, 2005, early adoption was encouraged and the Company elected to adopt before the required effective date.

The Company adopted SFAS No.123R under the modified prospective application.  Under this application, prior period amounts are not restated to include the effects of stock-based compensation.  As a result, certain components of the Company’s financial statements will not be comparable until the third quarter of fiscal 2006, the anniversary of the adoption of SFAS No. 123R.  The Company will continue to comply with the disclosure requirements of SFAS No. 123R, which include the effect on net earnings and earnings per share “as reported” and as if compensation expense had been recorded for the comparable periods reported, respectively. The Company currently estimates the impact of recording stock-based compensation expense and other changes made to its overall compensation plan will be approximately $0.06 per share for fiscal 2005 and $0.06 per share for the first half of fiscal 2006.

Also under the modified prospective application, the Company records stock-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remained unvested at the date of adoption.  Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options.  The Company’s restricted stock awards are considered nonvested share awards as defined under SFAS No. 123R.

Prior to the third quarter of fiscal 2005, the Company applied the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” During the first half of fiscal 2005, which ended on August 27, 2005, the Company recognized compensation expense for restricted stock awards over the service period, but did not recognize compensation expense for stock options, since the options were granted at market value on the date of grant.

Stock-based compensation expense for the three months ended November 26, 2005, which includes the expense of stock options and restricted stock awards for the third quarter of fiscal 2005, was $10.5 million ($6.6 million after tax or $0.02 per diluted share). Stock-based compensation expense for the nine months ended November 26, 2005, which includes the expense of stock options beginning in the third quarter of fiscal 2005 and restricted stock awards from the date of grant, was $13.5 million ($8.5 million after tax or $0.03 per diluted share). The amount of stock-based compensation cost capitalized as of November 26, 2005 was approximately $1.1 million. Had the Company continued to account for stock-based compensation under APB No. 25, the Company’s diluted earnings per share would have been $0.02 higher than that reported for the third quarter of fiscal 2005.

During fiscal 2004, in anticipation of adopting SFAS No. 123R, the Company revised its overall approach to compensation for its employees, including stock-based compensation, and adopted the Bed Bath & Beyond 2004 Incentive Compensation Plan (the “2004 Plan”). The 2004 Plan is a

flexible compensation plan that enables the Company to offer incentive compensation through stock options, stock appreciation rights, restricted stock awards and performance awards, including cash awards. As a result, during fiscal 2005, awards consisting of a combination of stock options and performance-based restricted stock were granted to executive officers and other executives during fiscal 2005 and awards consisting of restricted stock were granted to the Company’s other employees who traditionally have received stock options. All awards generally vest in five equal annual installments beginning one to three years from the date of grant.

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

Under the 2004 Plan and the Prior Plans, an aggregate of 83.4 million shares of common stock were authorized for issuance. The Company generally issues new shares for stock option exercises and restricted stock awards. The number of shares and the price per share is determined by the Compensation Committee for those awards granted to executive officers and by an appropriate committee for all other awards granted.

As of November 26, 2005, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $139.6 million and $33.5 million, respectively, which is expected to be recognized over a weighted average period of 3.8 years and 5.5 years, respectively.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In particular, judgment is used in areas such as the inventory valuation, impairment of long-lived assets, goodwill and other indefinitely lived intangible assets, income taxes and accruals for self insurance, litigation, store opening, expansion, relocation and closing costs and stock-based compensation. Actual results could differ from these estimates.

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

Litigation:  The Company records an estimated liability related to various claims and legal actions arising in the ordinary course of business which is based on available information and advice from outside counsel, where appropriate.  As additional information becomes available, the Company reassesses the potential liability related to its pending litigation and revises its estimates, as appropriate. The ultimate resolution of these ongoing matters as a result of future developments could have a material impact on the Company’s earnings. The Company cannot predict the nature and validity of claims which could be asserted in the future, and future claims could have a material impact on its earnings.

Store Opening, Expansion, Relocation and Closing Costs:  Store opening, expansion, relocation and closing costs, including markdowns, asset residual values and projected occupancy costs, are charged to earnings as incurred.

Stock-Based Compensation: Prior to August 28, 2005, the Company accounted for its stock-based compensation plans under the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.”  During the first half of fiscal 2005, which ended on August 27, 2005, the Company recognized compensation expense for restricted stock awards over the service period, but did not recognize compensation expense for stock options, since the options were granted at market value on the date of grant.

Effective August 28, 2005, the Company adopted SFAS No. 123R under the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company records stock-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remain unvested at the date of adoption. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options.  The Company’s restricted stock awards are considered nonvested share awards as defined under SFAS No. 123R.

Under SFAS No. 123R, the Company uses a Black-Scholes option-pricing model to determine the fair value of its stock options. The Black-Scholes model includes various assumptions, including the expected life of stock options, the expected volatility and the expected risk free interest rate.  These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. As a result, if other assumptions had been used, total stock-based compensation cost, as determined in accordance with SFAS No. 123R could have been materially impacted. Furthermore, if the Company uses different assumptions for future grants, stock-based compensation cost could be materially impacted in future periods.

Also, under SFAS No. 123R, the Company is required to record stock-based compensation expense net of estimated forfeitures. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates.

Forward Looking Statements

This Form 10-Q may contain forward looking statements.  Many of these forward looking statements can be identified by use of words such as may, will, expect, anticipate, estimate, assume, continue, project, plan and similar words and phrases.  The Company’s actual results and future financial condition may differ materially from those expressed in any such forward looking statements as a result of many factors that may be outside the Company’s control.  Such factors include, without limitation: general economic conditions; changes in the retailing environment and consumer preferences and spending habits; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; unusual weather patterns; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program; and the cost of labor, merchandise and other costs and expenses. The Company does not undertake any obligation to update its forward looking statements.

Available Information

The Company makes available as soon as reasonably practicable after filing with the Securities and Exchange Commission (“SEC”), free of charge, through the Investor Relations section of its website, www.bedbathandbeyond.com, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, electronically filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities.  The Company’s market risks at November 26, 2005 are similar to those disclosed in Item 7a of the Company’s Form 10-K for the year ended February 26, 2005.

Item 4.  Controls and Procedures

(a)      Evaluation of disclosure controls and procedures.  The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of November 26, 2005 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)     Changes in internal controls.  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The Company’s purchases of its common stock during the third quarter of fiscal 2005 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
August 28, 2005-September 24, 2005	—	$—	—	None
September 25, 2005-October 22, 2005	—	$—	—	None
October 23, 2005-November 26, 2005	15,000	$41.34	15,000	399,379,889
Total	15,000		15,000	399,379,889

(1) Effective October 26, 2005, the Company announced that the Board of Directors approved a $400 million share repurchase program, authorizing the repurchase of shares of its common stock. The Company is authorized to make repurchases from time to time in the open market pursuant to existing rules and regulations and other parameters approved by the Board of Directors.

(2) Excludes brokerage commissions paid by the Company.

Item 6.  Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: January 5, 2006	By:	/s/ Eugene A. Castagna
Eugene A. Castagna
Chief Financial Officer and
Treasurer

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