Form 10-K
period 2006-02-25
BED BATH & BEYOND INC
filed 2006-05-12
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended February 25, 2006

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐   No ☒

As of August 27, 2005, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the NASDAQ National Market) was $11,604,780,015.*

The number of shares outstanding of the issuer’s common stock (par value $0.01 per share) at May 2, 2006: 282,233,013.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for the 2006 Annual Meeting of Shareholders pursuant to Regulation 14A are incorporated by reference in Part III hereof.

*                                         For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 15,666,224 shares beneficially owned by directors and executive officers, including in the case of the Co-Chairmen trusts and foundations affiliated with them. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

TABLE OF CONTENTS

Form 10-K

Item No.	Name of Item

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules

PART I

Unless otherwise indicated, the term “Company” refers collectively to Bed Bath & Beyond Inc. and subsidiaries as of February 25, 2006. The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2005, 2004 and 2003 represented 52 weeks and ended on February 25, 2006, February 26, 2005 and February 28, 2004, respectively. Unless otherwise indicated, all references herein to periods of time (e.g., quarters and years) are to fiscal periods.

ITEM 1 - BUSINESS

Introduction

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a nationwide chain of retail stores, operating under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops (“CTS”) and Harmon. The Company sells a wide assortment of merchandise principally including domestics merchandise and home furnishings as well as food, giftware and health and beauty care items. The Company believes that it is the nation’s largest operator of stores selling predominantly domestics merchandise and home furnishings while offering a breadth and depth of selection in most of its product categories that exceeds what is generally available in department stores or other specialty retail stores.

History

The Company was founded in 1971 by Leonard Feinstein and Warren Eisenberg, the Co-Chairmen of the Company. Each has more than 45 years of experience in the retail industry.

The Company commenced operations in 1971 with the opening of two stores, which primarily sold bed linens and bath accessories. In 1985, the Company introduced its first store carrying a full line of domestics merchandise and home furnishings. The Company began using the name “Bed Bath & Beyond” in 1987 in order to reflect the expanded product line offered by its stores and to distinguish its stores from conventional specialty retail stores offering only domestics merchandise or home furnishings. In June 2003, the Company acquired CTS, a retailer of giftware and household items, which operated 23 stores located in Connecticut, Maine, Massachusetts, New Hampshire, New York and Rhode Island. In March 2002, the Company acquired Harmon, a health and beauty care retailer, which operated 27 stores located in Connecticut, New Jersey and New York.

Operations

It is the Company’s goal to offer quality merchandise at everyday low prices; to maintain a wide assortment of merchandise; to present merchandise in a distinctive manner designed to maximize customer convenience and reinforce customer perception of wide selection; and to emphasize dedication to customer service and satisfaction.

Pricing. The Company believes in maintaining everyday low prices. The Company regularly monitors price levels at its competitors in order to ensure that its prices are in accordance with its pricing philosophy. The Company believes that the application of its everyday low price philosophy is an important factor in establishing its reputation among customers.

Merchandise Assortment. The Company sells a wide assortment of merchandise principally including domestics merchandise and home furnishings as well as food, giftware and health and beauty care items. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings includes categories such as kitchen and tabletop items, fine tabletop, basic housewares and general home furnishings. The Company encourages local store personnel to tailor the merchandise mix as appropriate to respond to changing trends and conditions. The factors taken into account in selecting the merchandise mix for a particular store include store size and configuration and local market conditions such as climate and demographics. The Company, on an ongoing basis, tests new merchandise categories and adjusts the categories of merchandise carried in its stores and may add new departments or adjust the size of existing departments as required. Additionally, the Company continues to integrate the merchandise assortments within its concepts. The Company believes that the process of adding new departments, integrating the Company’s merchandise within concepts, and expanding or reducing the size of various departments in response to changing conditions is an important part of its merchandising strategy.

Merchandise Presentation. BBB has developed a distinctive style of merchandise presentation. Primarily all of the stores have groups of related product lines presented together in separate areas of each store, creating the appearance that the store is comprised of several individual specialty stores for different product lines. BBB believes that its format of merchandise presentation makes it easy for customers to locate products, reinforces customer perception of wide selection and communicates to customers that its stores offer a level of customer service generally associated with smaller specialty stores.

BBB believes that its extensive merchandise selection, rather than fixturing, should be the focus of customer attention and, accordingly, typically uses simple modular fixturing throughout its stores. This fixturing is primarily designed so that it can be easily reconfigured to adapt to changes in the store’s merchandise mix and presentation. BBB believes that its merchandise displays create an exciting and attractive shopping environment that encourages impulse purchases of additional items.

Advertising. In general, the Company relies on “word of mouth advertising” and its reputation for offering a wide assortment of quality merchandise at everyday low prices, supplemented by the use of paid advertising. The Company distributes full-color circulars and other advertising pieces as its primary vehicles of paid advertising. Also, to support the opening of new stores, the Company primarily uses “grand opening” circulars and newspaper advertising.

Customer Service. The Company places a strong focus on customer service and seeks to make shopping at its stores as pleasant and convenient as possible. Most stores are open seven days (and six evenings) a week in order to enable customers to shop at times that are convenient for them. In addition, the Company’s websites, www.bedbathandbeyond.com, www.christmastreeshops.com and www.harmondiscount.com are available for customers to access 24 hours a day, seven days a week.

Suppliers

The Company purchases its merchandise from approximately 4,300 suppliers. In fiscal 2005, the Company’s largest supplier accounted for approximately 4% of the Company’s merchandise purchases and the Company’s 10 largest suppliers accounted for approximately 18% of such purchases. The Company purchases substantially all of its merchandise in the United States, the majority from domestic sources and the balance from importers. The Company purchases a small amount of its merchandise directly from overseas sources. The Company has no long-term contracts for the purchase of merchandise. The Company believes that most merchandise, other than brand name goods, is available from a variety of sources and that most brand name goods can be replaced with comparable merchandise.

Warehousing

The Company’s merchandise displays allow a substantial amount of merchandise to be displayed on the sales floor at all times. Merchandise not displayed on the sales floor is typically stored in warehouse space within the store. In addition, the Company maintains twelve supplemental storage locations as well as two central distribution centers. Merchandise is shipped directly to stores from vendors through a network of third party carriers, service providers and the central distribution centers.

In addition, the Company maintains two E-Service fulfillment centers.

Employees

As of February 25, 2006, the Company employed approximately 33,000 persons in full-time and part-time positions. The Company believes that its relations with its employees are very good and that the labor turnover rate among its management employees is lower than that generally experienced within the industry.

Seasonality

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December, and generally lower in February and April.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores. In the fourteen year period from the beginning of fiscal 1992 to the end of fiscal 2005, the Company has grown from 34 stores to 809 stores. The Company’s 809 stores operate in 46 states, the District of Columbia and Puerto Rico, including: 742 BBB stores operating in 46 states, the District of Columbia and Puerto Rico; 29 CTS stores operating in 8 states; and 38 Harmon stores operating in 3 states. Total square footage grew from approximately 917,000 square feet at the beginning of fiscal 1992 to approximately 25.5 million square feet at the end of fiscal 2005. During fiscal 2005, the Company opened 83 BBB stores, three CTS stores and four Harmon stores, and closed one BBB store and one Harmon store, which resulted in the aggregate addition of approximately 2.6 million square feet of store space.

The Company intends to continue its expansion program and believes that the continued growth of the Company is dependent, in large part, on the success of this program. As part of its expansion program, the Company expects to open new stores and expand existing stores as opportunities arise.

In determining where to open new stores, the Company evaluates a number of factors, including the availability of real estate, demographic information (such as data relating to income and education levels, age and occupation) and distribution. The Company has built its management structure with a view toward its expansion and believes that, as a result, it has the management depth necessary to support its anticipated expansion program.

Inflation

The Company does not believe that its operating results have been materially affected by inflation during the past year. There can be no assurance, however, that the Company’s operating results will not be affected by inflation in the future.

Competition

The Company believes it is the preeminent retailer in its segment of the home goods industry, which is fragmented and highly competitive. In addition, the stores compete with many different types of retail stores that sell many or most of the same products. Such competitors include:  (i) department stores, which often carry many of the same product lines as the Company’s stores but do not typically have the same depth or breadth of product selection, (ii) specialty stores, which often have a depth of product selection but typically carry only a limited portion of the product lines carried by the Company’s stores, (iii) discount and mass merchandise stores and (iv) national chains. In addition, the Company’s stores compete, to a more limited extent, with factory outlet stores that typically offer limited quantities or limited lines of quality merchandise at discount prices.

The visibility of the Company has encouraged competitors to imitate its stores’ format and methods. Other retail chains continue to introduce new store concepts that include many of the product lines carried by the Company’s stores. There can be no assurance that the operation of store competitors will not have a material effect on the Company.

Tradenames and Service Marks

The Company uses the nationally recognized “Bed Bath & Beyond” name and logo and the “Beyond any store of its kind” tag line as service marks in connection with retail services. The Company has registered these marks and others, including names and logos of CTS and Harmon, with the United States Patent and Trademark Office. The Company also has registered or has applications pending with the trademark registries of several foreign countries. Management believes that its name recognition and service marks are important elements of the Company’s merchandising strategy.

Available Information

The Company makes available as soon as reasonably practicable after filing with the Securities and Exchange Commission (“SEC”), free of charge, through its website, www.bedbathandbeyond.com, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Executive Officers of the Registrant

The following table sets forth the name, age and business experience of the Executive Officers of the Registrant:

Name	Age	Positions

Warren Eisenberg	75	Co-Chairman

Leonard Feinstein	69	Co-Chairman

Steven H. Temares	47	Chief Executive Officer and Director

Arthur Stark	51	President and Chief Merchandising Officer

Matthew Fiorilli	49	Senior Vice President – Stores

Eugene A. Castagna	40	Chief Financial Officer and Treasurer

Mr. Eisenberg is a co-founder of the Company and has been serving as Co-Chairman since April 2003. He was Co-Chairman and Co-Chief Executive Officer from 1999-2003. Mr. Eisenberg was Chairman and Co-Chief Executive Officer from 1992-1999. Mr. Eisenberg served as President and Co-Chief Executive Officer from the Company’s founding in 1971 until 1992.

Mr. Feinstein is a co-founder of the Company and has been serving as Co-Chairman since April 2003. He was Co-Chairman and Co-Chief Executive Officer from 1999-2003. Mr. Feinstein was President and Co-Chief Executive Officer from 1992-1999. Mr. Feinstein served as Co-Chief Executive Officer, Treasurer and Secretary from the Company’s founding in 1971 until 1992.

Mr. Temares has been a Director of the Company since 1999 and Chief Executive Officer since 2003. Mr. Temares was President and Chief Executive Officer from 2003-January 2006. Mr. Temares was President and Chief Operating Officer from 1999-2003 and Executive Vice President and Chief Operating Officer from 1997-1999. Prior to 1997, he was Director of Real Estate and General Counsel. Mr. Temares joined the Company in 1992.

Mr. Stark has been President of the Company since January 2006 and Chief Merchandising Officer since 1999. Mr. Stark was Senior Vice President from 1999-2006 and Vice President – Merchandising from 1998-1999. Mr. Stark was Director of Store Operations – Western Region from 1997-1998. Mr. Stark joined the Company in 1977.

Mr. Fiorilli has been Senior Vice President - Stores since January 1999. Mr. Fiorilli was Vice President - Stores from 1998 until 1999 and Director of Store Operations - Eastern Region from 1994 until 1998. Mr. Fiorill joined the Company in 1973.

Mr. Castagna, a certified public accountant, has been Chief Financial Officer and Treasurer since January 2006. Mr. Castagna served as Assistant Treasurer from 2002 to 2006 and as Vice President – Finance from 2001 to 2006. Prior to 2001, Mr. Castagna was Vice President – Controller. Mr. Castagna joined the Company in 1994.

The Company’s executive officers are elected by the Board of Directors for one-year terms and serve at the discretion of the Board of Directors. No family relationships exist between any of the executive officers or directors of the Company.

ITEM 1A – RISK FACTORS

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward looking statements as a result of many factors that may be outside the Company’s control. Such factors include the following:

Consumer Preferences and Demographic Factors

The Company’s success depends on our ability to anticipate and respond in a timely manner to changing merchandise trends, customer demands and demographics. The Company’s failure to anticipate, identify or react appropriately to changes in customer tastes, preferences, spending patterns and other lifestyle decisions could lead to, among other things, excess inventories or a shortage of products and could have a material adverse affect on the Company’s financial condition and results of operations.

General Economic Conditions

General economic factors that are beyond the Company’s control impact the Company’s forecasts and actual performance. These factors include interest rates, recession, inflation, deflation, consumer credit availability, consumer debt levels, fuel and energy costs, tax rates and policy, unemployment trends, the impact of natural disasters and terrorist activities, and other matters that influence consumer spending. Changes in the economic climate could adversely affect the Company’s performance.

Unusual Weather Patterns

The Company’s operating results could be negatively impacted by unusual weather patterns. Frequent or unusually heavy snow, ice or rain storms, hurricanes, floods, tornados or extended periods of unseasonable temperatures could adversely affect the Company’s performance.

Competition and Pricing Pressures

The retail business is highly competitive. The Company competes for customers, associates, locations, merchandise, services and other important aspects of the business with many other local, regional and national retailers. Those competitors range from specialty retail stores to department stores and discounters. Unanticipated changes in the pricing and other practices of those competitors may adversely affect the Company’s performance.

Cost of Labor, Merchandise and Other Expenses

The Company’s success depends, in part, on our ability to manage operating costs and to look for opportunities to reduce costs. The Company’s ability to meet its labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. The Company’s ability to find qualified vendors and obtain access to products in a timely and efficient manner can be adversely affected by political instability, the financial instability of suppliers, suppliers’ noncompliance with applicable laws, transportation costs and other factors beyond the Company’s control.

Expansion Program

The Company’s growth depends, in part, on our ability to open new stores and operate profitably. Our ability to open additional stores successfully will depend on a number of factors, including our identification and availability of suitable store locations; our success in negotiating leases on acceptable terms; our hiring and training of skilled store operating personnel, especially management; and our timely development of new stores, including the availability of construction materials and labor and the absence of significant construction and other delays in store openings based on weather or other events. In addition, as our business continues to grow, we are subject to more complex state and federal regulations and may be the target of private actions alleging violations of such regulations. This increases the cost of doing business and the risk that our business practices could result in liabilities that may adversely affect the Company’s performance, despite the exercise of reasonable care.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Most of the Company’s stores are located in suburban areas of medium and large-sized cities. These stores are situated in strip and power strip shopping centers, as well as in major off-price and conventional malls, and in free standing buildings.

The Company’s 809 stores are located in 46 states, the District of Columbia and Puerto Rico and range in size from approximately 5,000 to 100,000 square feet, but are predominantly between 20,000 square feet and 50,000 square feet. Approximately 85% to 90% of store space is used for selling areas and the balance for warehouse, receiving and office space.

The table below sets forth the number of stores located in each state, district or territory as of February 25, 2006:

BED BATH & BEYOND STORES

Alabama	9
Arizona	15
Arkansas	3
California	84
Colorado	20
Connecticut	12
Delaware	1
Florida	55
Georgia	21
Idaho	4
Illinois	32
Indiana	16
Iowa	6
Kansas	7
Kentucky	7
Louisiana	10
Maine	2
Maryland	16
Massachusetts	20
Michigan	28
Minnesota	9
Mississippi	4
Missouri	12
Montana	1
Nebraska	4
Nevada	5
New Hampshire	6
New Jersey	33
New Mexico	3
New York	49
North Carolina	22
North Dakota	2
Ohio	32
Oklahoma	5
Oregon	8
Pennsylvania	26
Rhode Island	3
South Carolina	12
Tennessee	14
Texas	60
Utah	9
Vermont	1
Virginia	23
Washington	17
West Virginia	1
Wisconsin	9
District of Columbia	1
Puerto Rico	3
Total	742

CHRISTMAS TREE SHOPS STORES

Connecticut	3
Maine	1
Massachusetts	16
New Hampshire	2
New Jersey	1
New York	3
Rhode Island	2
Vermont	1
Total	29

HARMON STORES

Connecticut	2
New Jersey	27
New York	9
Total	38

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

In addition, the Company leases storage space in fifteen locations, totaling approximately 690,000 square feet, that provide supplemental merchandise storage space and fulfillment of BBB’s E-Service activities. This space is used to supplement the warehouse facilities in the Company’s stores in proximity to these locations. In addition, the Company also owns a distribution center of approximately 770,000 square feet.

As of February 25, 2006, the Company leased a combined total of 270,000 square feet in three locations (Union, New Jersey; Farmingdale, New York; and South Yarmouth, Massachusetts) for its corporate office and procurement functions. Subsequent to fiscal 2005, the Company purchased the Union, New Jersey corporate office location.

ITEM 3 - LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended February 25, 2006.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low reported closing prices of the Company’s common stock on the NASDAQ National Market System for the periods indicated.

	High	Low
Fiscal 2005:
1st Quarter	$40.80	$35.57
2nd Quarter	46.84	40.65
3rd Quarter	43.18	37.01
4th Quarter	43.33	35.50

Fiscal 2004:
1st Quarter	$41.90	$35.39
2nd Quarter	39.75	33.89
3rd Quarter	44.09	36.72
4th Quarter	41.58	36.99

The common stock is quoted through the NASDAQ National Market System under the symbol BBBY. On May 2, 2006, there were approximately 3,300 shareholders of record of the common stock (without including individual participants in nominee security position listings). On May 2, 2006, the last reported sale price of the common stock was $38.26.

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

The Company’s purchases of its common stock during the fourth quarter of fiscal 2005 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
November 27, 2005 – December 24, 2005	384,000	$36.60	384,000	$385,323,058
December 25, 2005 – January 21, 2006	9,185,000	36.14	9,185,000	53,358,153
January 22, 2006 – February 25, 2006	6,820,000	36.85	6,820,000	2,002,703
Total	16,389,000	$36.45	16,389,000	$2,002,703

(1) In October 2005, the Board of Directors approved a $400 million share repurchase program authorizing the repurchase of shares of its common stock. The Board of Directors approved a $200 million increase to this share repurchase program in January 2006. The Company was authorized to make repurchases from time to time in the open market pursuant to existing rules and regulations and other parameters approved by the Board of Directors.

(2) Excludes brokerage commissions paid by the Company.

ITEM 6 - SELECTED FINANCIAL DATA

Consolidated Selected Financial Data

	Fiscal Year Ended (1)
(in thousands, except per share	February 25,	February 26,	February 28,	March 1,	March 2,
and selected operating data)	2006	2005	2004 (2)	2003	2002

Statement of Earnings Data:

Net sales	$5,809,562	$5,147,678	$4,477,981	$3,665,164	$2,927,962

Gross profit	2,485,748	2,186,301	1,876,664	1,518,547	1,207,566

Operating profit	879,171	792,414	639,343	480,057	346,100

Net earnings	572,847	504,964	399,470	302,179	219,599

Net earnings per share - Diluted (3)	$1.92	$1.65	$1.31	$1.00	$0.74

Selected Operating Data:

Number of stores open (at period end)	809	721	629	519	396

Total square feet of store space (at period end)	25,502,000	22,945,000	20,472,000	17,452,000	14,724,000

Percentage increase in comparable store sales	4.6%	4.5%	6.3%	7.9%	7.1%

Balance Sheet Data (at period end):

Working capital	$1,082,399	$1,223,409	$1,199,752	$914,220	$715,439

Total assets	3,382,140	3,199,979	2,865,023	2,188,842	1,647,517

Long-term debt	—	—	—	—	—

Shareholders’ equity (4)	$2,262,450	$2,203,762	$1,990,820	$1,451,921	$1,094,350

(1) Each fiscal year represents 52 weeks.

(2) On June 19, 2003, the Company acquired Christmas Tree Shops, Inc. (see Note 2 to the Consolidated Financial Statements).

(3) The Company has not declared any cash dividends in any of the fiscal years noted above.

(4) In fiscal 2005 and 2004, the Company repurchased approximately $598 million and $350 million of its common stock, respectively.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a nationwide chain of retail stores, operating under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops (“CTS”) and Harmon. The Company sells a wide assortment of merchandise principally including domestics merchandise and home furnishings as well as food, giftware and health and beauty care items. The Company’s objective is to be a customer’s first choice for products and services in the categories offered, in the markets in which the Company operates.

The Company’s strategy is to achieve this objective through excellent customer service, an extensive breadth and depth of assortment, everyday low prices, introduction of new merchandising offerings and development of its infrastructure.

Operating in the highly competitive retail industry, the Company, along with other retail companies, is influenced by a number of factors including, but not limited to, consumer preferences and spending habits, general economic conditions, unusual weather patterns, competition from existing and potential competitors, and the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program.

In fiscal 2005, the Company’s consolidated net sales increased by 12.9% and net earnings increased by 13.4%. Contributing to this increase was the expansion of store space by 11.1%, from 22,945,000 square feet at fiscal year end 2004 to 25,502,000 square feet at fiscal year end 2005. The 2,557,000 square feet increase was primarily the result of opening 83 BBB stores, three CTS stores and four Harmon stores.

Comparable store sales for fiscal 2005 increased by approximately 4.6% as compared with an increase of approximately 4.5% and 6.3% in fiscal 2004 and 2003, respectively. As of the beginning of the fiscal third quarter of 2004, CTS was included in the calculation of comparable store sales. The fiscal 2005 increase in comparable store sales reflected a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings and a strong focus on customer service with an emphasis on responding to customer feedback.

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

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long-term objectives.  The Company’s fiscal 2006 store opening program is expected to include approximately 80 BBB stores, six CTS stores and the continuing development of its Harmon concept. The Company’s new store openings are expected to add approximately 2.5 million square feet of store space.

Fiscal 2006 will be a 53 week period ending March 3, 2007.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (i) selected statement of earnings data of the Company expressed as a percentage of net sales and (ii) the percentage change in dollar amounts from the prior year in selected statement of earnings data:

	Fiscal Year Ended
	Percentage			Percentage Change
	of Net Sales			from Prior Year
	February 25,	February 26,	February 28,	February 25,	February 26,
	2006	2005	2004	2006	2005

Net sales	100.0%	100.0%	100.0%	12.9%	15.0%

Cost of sales	57.2	57.5	58.1	12.2	13.8

Gross profit	42.8	42.5	41.9	13.7	16.5

Selling, general and administrative expenses	27.7	27.1	27.6	15.3	12.7

Operating profit	15.1	15.4	14.3	10.9	23.9

Earnings before provision for income taxes	15.8	15.8	14.5	12.8	24.9

Net earnings	9.9	9.8	8.9	13.4	26.4

Net Sales

Net sales in fiscal 2005 increased $661.9 million to $5.810 billion, representing an increase of 12.9% over the $5.148 billion of net sales in fiscal 2004, which increased $669.7 million or 15.0% over net sales of $4.478 billion in fiscal 2003. Approximately 64% of the increase in fiscal 2005 was attributable to an increase in the Company’s new store sales, and the balance of the increase was primarily attributable to the increase in comparable store sales. The increase in comparable store sales for fiscal 2005 of 4.6% was due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings and a strong focus on customer service with an emphasis on responding to customer feedback. For fiscal 2004, approximately 56% of the increase in net sales was attributable to an increase in the Company’s new store sales, approximately 15% of the increase was attributable to the net sales of CTS (acquired on June 19, 2003) and the balance of the increase was primarily attributable to the increase in comparable store sales.

Sales of domestics merchandise accounted for approximately 47%, 48% and 51% of net sales in fiscal 2005, 2004 and 2003, respectively, of which the Company estimates that bed linens accounted for approximately 16%, 17% and 16% of net sales in fiscal 2005, 2004 and 2003, respectively. The remaining net sales in fiscal 2005, 2004 and 2003 of 53%, 52% and 49%, respectively, represented sales of home furnishings and other items. The change in the product mix between fiscal 2004 and 2003 is primarily the result of the acquisition of CTS in June 2003. No other individual product category accounted for 10% or more of net sales during fiscal 2005, 2004 or 2003.

Gross Profit

Gross profit in fiscal 2005, 2004 and 2003 was $2.486 billion or 42.8% of net sales, $2.186 billion or 42.5% of net sales and $1.877 billion or 41.9% of net sales, respectively. The increase in gross profit between fiscal 2005 and 2004 and between fiscal 2004 and 2003 as a percentage of net sales was primarily attributable to lower inventory acquisition costs of the Company’s current merchandise offerings.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were $1.607 billion or 27.7% of net sales in fiscal 2005 compared to $1.394 billion or 27.1% of net sales in fiscal 2004. The increase in SG&A as a percentage of net sales is primarily due to the expensing of stock options and related changes in the compensation program, reflecting the early adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).

SG&A as a percentage of net sales decreased to 27.1% in fiscal 2004 from 27.6% in fiscal 2003 primarily as a result of a relative decrease in payroll and payroll related items, occupancy costs and other expenses, which primarily resulted from the comparable store sales increase. These relative decreases were partially offset by a relative increase in net advertising costs. SG&A in fiscal 2004 was $1.394 billion as compared to $1.237 billion in fiscal 2003.

Operating Profit

Operating profit increased to $879.2 million in fiscal 2005 compared to $792.4 million in fiscal 2004. The improvements in operating profit were a result of the increase in net sales and a relative increase in gross profit as a percentage of net sales partially offset by a relative increase in SG&A as a percentage of net sales, as discussed above.

Operating profit increased to $792.4 million in fiscal 2004 compared to $639.3 million in fiscal 2003. The improvements in operating profit were a result of the increase in net sales and a relative increase in gross profit as a percentage of net sales and a relative decrease in SG&A as a percentage of net sales, as discussed above.

Interest income

Interest income increased to $35.9 million in fiscal 2005 compared to $18.8 million in fiscal 2004 primarily due to an increase in the Company’s average investment interest rate as a result of the upward trend in short term interest rates. Interest income increased in fiscal 2004 from $10.2 million in fiscal 2003 primarily due to an increase in the cash invested and an increase in the Company’s average investment interest rate as a result of the upward trend in short term interest rates.

Income taxes

The effective tax rate was 37.40% for fiscal 2005, 37.75% for fiscal 2004 and 38.50% for fiscal 2003. The decreases are primarily due to a reduction in the weighted average effective tax rate resulting from a change in the mix of the business within the taxable jurisdictions in which the Company operates. For fiscal 2006, the effective tax rate is estimated at approximately 36.60%.

EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores. In the fourteen year period from the beginning of fiscal 1992 to the end of fiscal 2005, the chain has grown from 34 to 809 stores. Total square footage grew from 917,000 square feet at the beginning of fiscal 1992 to 25,502,000 square feet at the end of fiscal 2005.

The Company intends to continue its expansion program and currently plans to open new stores in fiscal 2006 (see details under “Liquidity and Capital Resources” below). The Company believes that a predominant portion of any increase in its net sales in fiscal 2006 will continue to be attributable to new store net sales. Accordingly, the continued growth of the Company is dependent, in large part, upon the Company’s ability to execute its expansion program successfully.

LIQUIDITY AND CAPITAL RESOURCES

The Company has been able to finance its operations, including its expansion program, through internally generated funds. Net cash provided by operating activities in fiscal 2005 was $660.4 million, compared with $607.0 million in fiscal 2004. The increase in net cash provided by operating activities was primarily attributable to an increase in net income and the timing of certain liability payments, partially offset by an increase in other current assets (primarily due to receivables from the settlement of credit card litigation and hurricane related insurance claims), an increase in merchandise inventories (primarily the result of new store space) and an increase in income taxes paid.

Inventory per square foot was $51.04 as of February 25, 2006 and $50.21 as of February 26, 2005. The Company continues to focus on optimizing inventory productivity while maintaining appropriate in-store merchandise levels to support sales growth.

Net cash used in investing activities in fiscal 2005 was $67.6 million, compared with $353.7 million in fiscal 2004. The decrease in net cash used in investing activities was attributable to a decrease in purchases of investment securities partially offset by a decrease in redemptions of investment securities and an increase in capital expenditures.

Net cash used in financing activities in fiscal 2005 was $567.3 million, compared with $325.7 million in fiscal 2004. The increase in net cash used in financing activities was primarily attributable to common stock repurchased of $598 million in the current year compared to $350 million in the prior year under the Company’s stock repurchase program.

At February 25, 2006, the Company maintained two uncommitted lines of credit of $100 million and $75 million, with expiration dates of September 3, 2006 and February 28, 2006, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. In addition, under these uncommitted lines of credit, the Company can obtain unsecured standby letters of credit. During fiscal 2005, the Company did not have any direct borrowings under the uncommitted lines of credit. As of February 25, 2006, there was approximately $11.5 million of outstanding letters of credit and approximately $33.7 million of outstanding unsecured standby letters of credit, primarily for certain insurance programs. Subsequent to the end of fiscal 2005, the Company extended the $75 million uncommitted line of credit to February 28, 2007. Although no assurances can be provided, the Company intends to renew the $100 million uncommitted line of credit before the expiration date. The Company believes that during fiscal 2006, internally generated funds will be sufficient to fund its operations, including its expansion program.

The Company has contractual obligations consisting mainly of operating leases for stores, offices, warehouse facilities and equipment, purchase obligations and deferred acquisition payments which the Company is obligated to pay as of February 25, 2006 as follows:

		Less than 1			After 5
(in thousands)	Total	year	1-3 years	4-5 years	years

Operating Lease Obligations	$3,067,143	$340,806	$687,529	$617,538	$1,421,270
Purchase Obligations	415,513	415,513	—	—	—
Deferred Acquisition Payments	6,667	6,667	—	—	—

Total Contractual Obligations	$3,489,323	$762,986	$687,529	$617,538	$1,421,270

As of February 25, 2006, the Company has leased sites for 56 new stores planned for opening in fiscal 2006 or 2007, for which aggregate minimum rental payments over the term of the leases are approximately $355.7 million and are included in the table above.

Purchase obligations primarily consist of purchase orders for merchandise and capital expenditures.

Other significant commitments and contingencies include the following:

•                  The Company utilizes a combination of insurance and self insurance for a number of risks including workers’ compensation, general liability and automobile liability.

•                  Some of the Company’s operating lease agreements have scheduled rent increases. The Company accounts for these scheduled rent increases on a straight-line basis over the expected lease term, beginning when the Company obtains possession of the premises, thus creating deferred rent.

Subsequent to fiscal 2005, the Company purchased the Union, New Jersey corporate office location.

SEASONALITY

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December, and generally lower in February and April.

INFLATION

The Company does not believe that its operating results have been materially affected by inflation during the past year. There can be no assurance, however, that the Company’s operating results will not be affected by inflation in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123R requires additional accounting and disclosure related to income tax and cash flow effects resulting from stock-based compensation. The Company adopted SFAS No. 123R on August 28, 2005 (the “date of adoption”), the beginning of its third quarter of fiscal 2005, the year ended February 25, 2006. While SFAS No. 123R is not required to be effective until the first annual reporting period that begins after June 15, 2005, early adoption was encouraged and the Company elected to adopt before the required effective date.

The Company adopted SFAS No.123R under the modified prospective application. Under this application, prior period amounts are not restated to include the effects of stock-based compensation. As a result, certain components of the Company’s financial statements will not be comparable until the third quarter of fiscal 2006, the anniversary of the adoption of SFAS No. 123R. The Company will continue to comply with the disclosure requirements of SFAS No. 123R, which include the effect on net earnings and earnings per share “as reported” and as if compensation expense had been recorded for the comparable periods reported, respectively. The impact of recording stock-based compensation expense and other changes made to the Company’s overall compensation plan was approximately $0.06 per diluted share for fiscal 2005. The Company estimates the impact will be approximately $0.06 per diluted share for the first half of fiscal 2006.

Also under the modified prospective application, the Company records stock-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remained unvested at the date of adoption. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options. The Company’s restricted stock awards are considered nonvested share awards as defined under SFAS No. 123R. Prior to the third quarter of fiscal 2005, the Company applied the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 148, “Accounting for

Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” During the first half of fiscal 2005, which ended on August 27, 2005, the Company recognized compensation expense for restricted stock awards over the service period, but did not recognize compensation expense for stock options, since the options were granted at market value on the date of grant.

Stock-based compensation expense for the fiscal year ended February 25, 2006, which includes the expense of stock options beginning in the third quarter of fiscal 2005 and restricted stock awards from the date of grant, was $25.6 million ($16.0 million after tax or $0.05 per diluted share). The amount of stock-based compensation cost capitalized as of February 25, 2006 was approximately $0.9 million.

During fiscal 2004, in anticipation of adopting SFAS No. 123R, the Company revised its overall approach to compensation for its employees, including stock-based compensation, and adopted the Bed Bath & Beyond 2004 Incentive Compensation Plan (the “2004 Plan”). The 2004 Plan is a flexible compensation plan that enables the Company to offer incentive compensation through stock options, stock appreciation rights, restricted stock awards and performance awards, including cash awards. As a result, during fiscal 2005, awards consisting of a combination of stock options and performance-based restricted stock were granted to executive officers and other executives and awards consisting of restricted stock were granted to the Company’s other employees who traditionally have received stock options. Awards of stock options and restricted stock generally vest in five equal annual installments beginning one to three years from the date of grant.

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

As of February 25, 2006, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $123.1 million and $33.1 million, respectively, which is expected to be recognized over a weighted average period of 3.6 years and 5.2 years, respectively.

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 becomes effective for the first reporting period beginning after December 15, 2005. The Company does not believe that the adoption of FSP 13-1 will have a material impact on the Company’s consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS No. 3,” which changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of SFAS No.154 will have a material impact on the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.”  FIN No. 47 clarifies the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.”  This interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated.  FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 amends the guidance to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges.  In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversions be based on the normal capacity of the production facilities.  The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not believe that the adoption of SFAS No. 151 will have a material impact on the Company’s consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In particular, judgment is used in areas such as the inventory valuation, impairment of long-lived assets, goodwill and other indefinitely lived intangible assets, accruals for self insurance, litigation, store opening, expansion, relocation and closing costs, stock-based compensation and income taxes. Actual results could differ from these estimates.

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

Impairment of Long-Lived Assets:  The Company reviews long-lived assets for impairment annually or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. If it is determined that an impairment loss has occurred, the loss would be recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the fair value. The Company has not historically had any material impairment of long-lived assets. In the future, if events or market conditions affect the fair value of the Company’s long-lived assets to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

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

Self Insurance:  The Company utilizes a combination of insurance and self insurance for a number of risks including workers’ compensation, general liability, automobile liability and employee related health care benefits (a portion of which is paid by its employees). Liabilities associated with the risks that the Company retains are estimated by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Although the Company’s claims experience has not displayed substantial volatility in the past, actual experience could materially vary from its historical experience in the future. Factors that affect these estimates include but are not limited to: inflation, the number and severity of claims and regulatory changes. In the future, if the Company concludes an adjustment to self insurance accruals is required, the liability will be adjusted accordingly.

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

FORWARD LOOKING STATEMENTS

This Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward looking statements as a result of many factors that may be outside the Company’s control. Such factors include, without limitation: changes in the retailing environment and consumer preferences and spending habits; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; general economic conditions; unusual weather patterns; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the cost of labor, merchandise and other costs and expenses; and the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company is adverse to loss of principal and seeks to preserve its invested funds by limiting market risk. The Company’s investment securities consist of fixed rate instruments. The Company’s investments include cash and cash equivalents of $247.7 million, short term investment securities of $404.1 million and long term investment securities of $393.9 million at weighted average interest rates as of February 25, 2006 of 3.07%, 3.02% and 3.88%, respectively.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

1)     Consolidated Balance Sheets as of February 25, 2006 and February 26, 2005

2)     Consolidated Statements of Earnings for the fiscal years ended February 25, 2006, February 26, 2005 and February 28, 2004

3)     Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 25, 2006, February 26, 2005 and February 28, 2004

4)     Consolidated Statements of Cash Flows for the fiscal years ended February 25, 2006, February 26, 2005 and February 28, 2004

5)     Notes to Consolidated Financial Statements

6)     Reports of Independent Registered Public Accounting Firm

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	February 25,	February 26,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$247,697	$222,108
Short term investment securities	404,113	629,339
Merchandise inventories	1,301,720	1,152,028
Other current assets	118,415	93,527

Total current assets	2,071,945	2,097,002

Long term investment securities	393,862	324,209
Property and equipment, net	738,742	609,631
Other assets	177,591	169,137

	$3,382,140	$3,199,979

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$534,910	$450,525
Accrued expenses and other current liabilities	249,092	254,643
Merchandise credit and gift card liabilities	113,514	87,061
Income taxes payable	92,030	81,364

Total current liabilities	989,546	873,593

Deferred rent and other liabilities	130,144	122,624

Total liabilities	1,119,690	996,217

Commitments and contingencies (notes 4, 8 and 10)

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued 306,156 and 302,825 shares, respectively; outstanding 280,990 and 294,063 shares, respectively	3,062	3,028
Additional paid-in capital	575,559	491,508
Retained earnings	2,632,224	2,059,377
Treasury stock, at cost	(948,395)	(350,151)

Total shareholders’ equity	2,262,450	2,203,762

	$3,382,140	$3,199,979

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

Bed Bath & Beyond Inc. and Subsidiaries

	FISCAL YEAR ENDED
	February 25,	February 26,	February 28,
(in thousands, except per share data)	2006	2005	2004

Net sales	$5,809,562	$5,147,678	$4,477,981

Cost of sales	3,323,814	2,961,377	2,601,317

Gross profit	2,485,748	2,186,301	1,876,664

Selling, general and administrative expenses	1,606,577	1,393,887	1,237,321

Operating profit	879,171	792,414	639,343

Interest income	35,920	18,773	10,202

Earnings before provision for income taxes	915,091	811,187	649,545

Provision for income taxes	342,244	306,223	250,075

Net earnings	$572,847	$504,964	$399,470

Net earnings per share - Basic	$1.95	$1.68	$1.35

Net earnings per share - Diluted	$1.92	$1.65	$1.31

Weighted average shares outstanding - Basic	293,899	300,743	296,854

Weighted average shares outstanding - Diluted	298,973	306,642	304,690

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

Bed Bath & Beyond Inc. and Subsidiaries

			ADDITIONAL
	COMMON STOCK		PAID-IN	RETAINED	TREASURY STOCK
(in thousands)	SHARES	AMOUNT	CAPITAL	EARNINGS	SHARES	AMOUNT	TOTAL
Balance at March 1, 2003	294,430	$2,944	$294,034	$1,154,943	—	$—	$1,451,921

Net earnings				399,470			399,470

Shares sold under employee stock option plans, including tax benefit	5,848	59	139,370				139,429

Balance at February 28, 2004	300,278	3,003	433,404	1,554,413	—	—	1,990,820

Net earnings				504,964			504,964

Shares sold under employee stock option plans, including tax benefit	2,547	25	58,104				58,129

Repurchase of common stock, including fees					(8,762)	(350,151)	(350,151)

Balance at February 26, 2005	302,825	3,028	491,508	2,059,377	(8,762)	(350,151)	2,203,762

Net earnings				572,847			572,847

Shares sold under employee stock option plans, including tax benefit	2,300	24	57,622				57,646

Issuance of restricted shares, net	1,031	10	(10)				—

Stock-based compensation expense			26,439				26,439

Repurchase of common stock, including fees					(16,404)	(598,244)	(598,244)

Balance at February 25, 2006	306,156	$3,062	$575,559	$2,632,224	(25,166)	$(948,395)	$2,262,450

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Bed Bath & Beyond Inc. and Subsidiaries

	FISCAL YEAR ENDED
	February 25,	February 26,	February 28,
(in thousands)	2006	2005	2004
Cash Flows from Operating Activities:
Net earnings	$572,847	$504,964	$399,470
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	111,111	97,491	84,645
Amortization of bond premium	3,172	1,657	1,185
Stock-based compensation cost	26,439	—	—
Excess tax benefit from stock-based compensation	20,011	27,049	64,832
Deferred income taxes	(25,874)	4,056	(3,061)
(Increase) decrease in assets, net of effect of acquisition:
Merchandise inventories	(149,692)	(139,694)	(27,058)
Trading investment securities	(423)	—	—
Other current assets	(23,543)	(7,350)	(2,055)
Other assets	(307)	(145)	5,466
Increase (decrease) in liabilities, net of effect of acquisition:
Accounts payable	64,892	42,517	15,345
Accrued expenses and other current liabilities	(5,742)	(12,733)	17,622
Merchandise credit and gift card liabilities	26,453	23,873	19,006
Income taxes payable	10,666	47,519	(37,993)
Deferred rent and other liabilities	30,425	17,827	7,042
Net cash provided by operating activities	660,435	607,031	544,446

Cash Flows from Investing Activities:
Purchase of held-to-maturity investment securities	(442,356)	(484,793)	(325,663)
Redemption of held-to-maturity investment securities	331,565	122,349	357,020
Purchase of available-for-sale investment securities	(1,524,835)	(2,414,778)	(1,997,804)
Redemption of available-for-sale investment securities	1,788,450	2,604,900	1,567,700
Payment for acquisition, net of cash acquired	—	—	(175,487)
Capital expenditures	(220,394)	(181,363)	(109,003)
Net cash used in investing activities	(67,570)	(353,685)	(683,237)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	34,953	31,080	74,597
Excess tax benefit from stock-based compensation	2,682	—	—
Repurchase of common stock, including fees	(598,244)	(350,151)	—
Payment of deferred purchase price for acquisition	(6,667)	(6,667)	—
Prepayment of acquired debt	—	—	(21,215)
Net cash (used in) provided by financing activities	(567,276)	(325,738)	53,382

Net increase (decrease) in cash and cash equivalents	25,589	(72,392)	(85,409)

Cash and cash equivalents:
Beginning of period	222,108	294,500	379,909
End of period	$247,697	$222,108	$294,500

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Bed Bath & Beyond Inc. and Subsidiaries

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

A.           Nature of Operations

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a nationwide chain of retail stores, operating under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops (“CTS”) and Harmon. The Company sells a wide assortment of merchandise principally including domestics merchandise and home furnishings as well as food, giftware and health and beauty care items. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

B.             Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned.

All significant intercompany balances and transactions have been eliminated in consolidation.

C.             Fiscal Year

The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2005, 2004 and 2003 represented 52 weeks and ended on February 25, 2006, February 26, 2005 and February 28, 2004, respectively.

D.            Segments

The Company accounts for its operations as one operating segment.

E.              Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In particular, judgment is used in areas such as inventory valuation, impairment of long-lived assets, goodwill and other indefinitely lived intangible assets, accruals for self insurance, litigation, store opening, expansion, relocation and closing costs, the provision for sales returns, vendor allowances, stock-based compensation and income taxes. Actual results could differ from these estimates.

F.              Recent Accounting Pronouncements

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

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.”  FIN No. 47 clarifies the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.”  This interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 amends the guidance to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversions be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on the Company’s consolidated financial statements.

G.             Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable and certain other liabilities. The Company’s investment securities consist primarily of held-to-maturity debt securities which are stated at amortized cost and available-for-sale debt securities which are stated at their approximate fair value. The book value of all financial instruments is representative of their fair values with the exception of investment securities (see Note 5 – Investment Securities).

H.            Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within 5 business days, of $34.9 million and $31.4 million as of February 25, 2006 and February 26, 2005, respectively.

I.                 Investment Securities

Investment securities primarily consist of auction rate securities, U.S. Government Agency debt securities and municipal debt securities.

Auction rate securities are securities with interest rates that reset periodically through an auction process. Auction rate securities are classified as available-for-sale and are stated at cost or par value which approximates fair value due to interest rates which reset periodically, typically within 28 days. As a result, there are no cumulative gross unrealized holding gains or losses relating to these auction rate securities. All income from these investments is recorded as interest income.

Primarily all other investment securities are classified as held-to-maturity because the Company has the ability and intent to hold these investments until maturity and are stated at amortized cost.

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

The cost of maintenance and repairs is charged to earnings as incurred; significant renewals and betterments are capitalized. Maintenance and repairs amounted to $54.2 million, $51.4 million and $44.5 million for fiscal 2005, 2004 and 2003, respectively.

L.              Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. If it is determined that an impairment loss has occurred, the loss would be recognized during that period. The impairment loss is calculated as the difference between asset carrying values and the fair value. The Company has not historically had any material impairment of long-lived assets. In the future, if events or market conditions affect the fair value of the Company’s long-lived assets to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

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

Included within other assets in the accompanying consolidated balance sheets as of February 25, 2006 and February 26, 2005 is $147.6 million for goodwill and $19.9 million for the tradename of CTS, which are not subject to amortization.

N.            Self Insurance

The Company utilizes a combination of insurance and self insurance for a number of risks including workers’ compensation, general liability, automobile liability and employee related health care benefits (a portion of which is paid by its employees). Liabilities associated with the risks that the Company retains are estimated by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Although the Company’s claims experience has not displayed substantial volatility in the past, actual experience could materially vary from its historical experience in the future. Factors that affect these estimates include but are not limited to: inflation, the number and severity of claims and regulatory changes. In the future, if the Company concludes an adjustment to self insurance accruals is required, the liability will be adjusted accordingly.

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

P.              Deferred Rent

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the term of the lease. Historically, the Company’s method of accounting defined the beginning of the lease term as the date the Company commenced lease payments. In fiscal 2004, due to clarification by the Office of the Chief Accountant of the Securities and Exchange Commission, the Company changed its method of accounting to define the beginning of the lease term as the date the Company obtained possession of the leased premises. This change in the Company’s method of accounting did not have a material impact on the Company’s fiscal 2003 and prior consolidated financial statements. Deferred rent amounted to $53.4 million and $42.6 million as of February 25, 2006 and February 26, 2005, respectively.

Q.            Treasury Stock

The Company’s Board of Directors has authorized repurchases of shares of its common stock for $200 million in January 2006, for $400 million in October 2005 and for $350 million in December 2004. The Company was authorized to make repurchases from time to time in the open market pursuant to existing rules and regulations and other parameters approved by the Board of Directors. During fiscal 2005, the Company repurchased approximately 16.4 million shares of its common stock at a total cost of approximately $598 million excluding brokerage fees. During fiscal 2004, the Company repurchased approximately 8.8 million shares of its common stock at a total cost of approximately $350 million excluding brokerage fees.

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

Sales returns are provided for in the period that the related sales are recorded based on historical experience. Although the estimate for sales returns has not varied materially from historical provisions, actual experience could vary from historical experience in the future if the level of sales return activity changes materially. In the future, if the Company concludes that an adjustment to the sales returns accrual is required due to material changes in the returns activity, the reserve will be adjusted accordingly.

S.              Cost of Sales

Cost of sales includes the cost of merchandise, buying costs and costs of our distribution network including inbound freight charges, distribution facility costs, receiving costs and internal transfer costs.

T.             Vendor Allowances

The Company receives allowances from vendors in the normal course of business for various reasons including direct cooperative advertising, purchase volume and reimbursement for other expenses. Annual terms for each allowance include the basis for earning the allowance and payment terms which vary by agreement. All vendor allowances are recorded as a reduction of inventory cost, except for direct cooperative advertising allowances which are specific, incremental and identifiable. The Company recognizes purchase volume allowances as a reduction of the cost of inventory in the quarter in which milestones are achieved. Advertising costs were reduced by direct cooperative allowances of $9.4 million, $8.7 million and $9.5 million for fiscal 2005, 2004 and 2003, respectively.

U.            Store Opening, Expansion, Relocation and Closing Costs

Store opening, expansion, relocation and closing costs, including markdowns, asset residual values and projected occupancy costs, are charged to earnings as incurred.

V.             Advertising Costs

Expenses associated with store advertising are charged to earnings as incurred. Net advertising costs amounted to $158.2 million, $134.5 million and $93.7 million for fiscal 2005, 2004 and 2003, respectively.

W.        Stock-Based Compensation

The FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123R requires additional accounting and disclosure related to income tax and cash flow effects resulting from stock-based compensation. The Company adopted SFAS No. 123R on August 28, 2005 (the “date of adoption”), the beginning of its third quarter of fiscal 2005, the year ended February 25, 2006. While SFAS No. 123R is not required to be effective until the first annual reporting period that begins after June 15, 2005, early adoption was encouraged and the Company elected to adopt before the required effective date.

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

Prior to the third quarter of fiscal 2005, the Company applied the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” and complied with the disclosure requirements of SFAS 123. During the first half of fiscal 2005, which ended on August 27, 2005, the Company recognized compensation expense for restricted stock awards over the service period, but did not recognize compensation expense for stock options, since the options were granted at market value on the date of grant. No compensation expense for stock-based awards was recognized in fiscal 2004 and 2003.

X. Income Taxes

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

Y. Earnings per Share

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of stock-based awards as calculated under the treasury stock method.

Stock-based awards of approximately 4,879,700, 2,766,400 and 543,800 shares were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive for fiscal 2005, 2004 and 2003, respectively.

Z.             Reclassifications

Certain reclassifications have been made to the fiscal 2004 and 2003 consolidated financial statements to conform to the fiscal 2005 consolidated financial statement presentation.

2.              ACQUISITION

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

The aggregate all cash purchase price, including the costs of the acquisition, was approximately $194.4 million, net of cash acquired, comprising $175.5 million of cash and $18.9 million in deferred payments payable in cash over three years. Payments of $6.7 million each were made by the Company in June 2005 and June 2004.

The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.”

The pro forma financial information of the Company presented below is unaudited and is based on the Company’s historical results, adjusted for the impact of certain acquisition related items, such as: the reduction of net interest income due to the purchase price paid and the prepayment of CTS’ debt, the net reduction of certain selling, general and administrative expenses directly attributable to the transaction, and the related pro forma income tax effects, in each case as if they occurred as of the beginning of the fiscal year.

FISCAL YEAR ENDED
February 28, 2004
(in thousands, except per share data)	(Pro Forma)

Net sales	$4,582,309

Net earnings	$402,479

Net earnings per share:
Basic	$1.36
Diluted	$1.32

The unaudited pro forma results of the Company have been prepared for comparative purposes only and in management’s opinion, do not purport to be indicative of the Company’s results of operations that would have occurred had the CTS acquisition been consummated at the beginning of the period. Pro forma results are not intended to be a projection of future results.

3.              PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	February 25,	February 26,
(in thousands)	2006	2005

Land and buildings	$49,900	$43,165
Furniture, fixtures and equipment	517,469	452,919
Leasehold improvements	528,109	405,928
Computer equipment and software	231,047	184,626
	1,326,525	1,086,638
Less: Accumulated depreciation and amortization	(587,783)	(477,007)
	$738,742	$609,631

4.              LINES OF CREDIT

At February 25, 2006, the Company maintained two uncommitted lines of credit of $100 million and $75 million, with expiration dates of September 3, 2006 and February 28, 2006, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. In addition, under these uncommitted lines of credit, the Company can obtain unsecured standby letters of credit. During fiscal 2005, the Company did not have any direct borrowings under the uncommitted lines of credit. As of February 25, 2006, there was approximately $11.5 million of outstanding letters of credit and approximately $33.7 million of outstanding unsecured standby letters of credit, primarily for certain insurance programs. Subsequent to the end of fiscal 2005, the Company extended the $75 million uncommitted line of credit to February 28, 2007. Although no assurances can be provided, the Company intends to renew the $100 million uncommitted line of credit before the expiration date.

At February 26, 2005, the Company maintained two uncommitted lines of credit of $100 million and $50 million. These uncommitted lines of credit were utilized for letters of credit in the ordinary course of business. During fiscal 2004, the Company did not have any direct borrowings under the uncommitted lines of credits. As of February 26, 2005, there was approximately $13.4 million of outstanding letters of credit and approximately $38.1 million of outstanding unsecured standby letters of credit, primarily for certain insurance programs.

5.              INVESTMENT SECURITIES

The Company’s investment securities consist of held-to-maturity U.S. Government Agency debt securities and municipal debt securities, which are stated at amortized cost; available-for-sale auction rate securities, which are stated at cost or par value which approximates fair value; and trading securities, which are stated at fair market value. The securities as of February 25, 2006 and February 26, 2005 are as follows:

	February 25,	February 26,
(in millions)	2006	2005
Held-to-maturity securities:
Short term	$291.6	$268.5
Long term	393.9	309.3
	685.5	577.8
Available-for-sale securities:
Short term	112.1	360.8
Long term	—	14.9
	112.1	375.7
Trading Securities:
Short term	0.4	—

Total investment securities	$798.0	$953.5

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

As of February 25, 2006, the fair value of short term and long term held-to-maturity securities were $289.8 million and $390.0 million, respectively. As of February 26, 2005, the fair value of short term and long term held-to-maturity securities were $266.9 million and $307.1 million, respectively.

As of February 25, 2006 and February 26, 2005, the Company had gross unrecognized holding losses of $5.6 million and $3.9 million, respectively, relating to held-to-maturity investment securities with fair values totaling $678.8 million and $567.9 million, respectively. As of February 25, 2006, $294.8 million of these investment securities have been in a continuous unrecognized loss position for more than 12 months. Unrecognized holding losses typically will not result in a recognized expense if the underlying securities are held to maturity as intended. Gross unrecognized holding gains relating to held-to-maturity investment securities were not material as of February 25, 2006 and February 26, 2005. As of February 25, 2006 and February 26, 2005, the Company had no cumulative unrecognized holding gains or losses relating to its available-for-sale investment securities.

6.                                      PROVISION FOR INCOME TAXES

The components of the provision for income taxes are as follows:

	FISCAL YEAR ENDED
	February 25,	February 26,	February 28,
(in thousands)	2006	2005	2004

Current:
Federal	$331,930	$271,061	$217,912
State and local	36,188	31,106	35,224
	368,118	302,167	253,136
Deferred:
Federal	(24,681)	2,715	(2,783)
State and local	(1,193)	1,341	(278)
	(25,874)	4,056	(3,061)
	$342,244	$306,223	$250,075

On October 22, 2004, the American Job Creation Act of 2004 (the “Act”) was signed into law. The Act contains numerous amendments and additions to the U.S. corporate income tax rules. None of these changes, either individually or in the aggregate, had a significant impact on the Company’s income tax liability.

At February 25, 2006, included in other current assets and in other assets is a net current deferred income tax asset of $71.5 million and a net noncurrent deferred income tax asset of $8.2 million. At February 26, 2005, included in other current assets and in deferred rent and other liabilities is a net current deferred income tax asset of $70.1 million and a net noncurrent deferred income tax liability of $16.3 million. These amounts represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities consist of the following:

	February 25,	February 26,
(in thousands)	2006	2005

Deferred Tax Assets:
Inventories	$29,859	$26,207
Deferred rent and other rent credits	29,130	20,348
Insurance	26,404	24,518
Other	44,306	36,705
Deferred Tax Liabilities:
Depreciation	(37,986)	(46,126)
Other	(12,004)	(7,817)
	$79,709	$53,835

The Company has not established a valuation allowance for the net deferred tax asset as it is considered more likely than not that it is realizable through a combination of future taxable income, the deductibility of future net deferred tax liabilities and tax planning strategies.

For fiscal 2005, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 2.49% and other income tax benefits of 0.09%. For fiscal 2004, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 2.60% and other income tax effects of .15%. For fiscal 2003, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00% and the State income tax rate, net of Federal benefit, of 3.50%.

7.              TRANSACTIONS AND BALANCES WITH RELATED PARTIES

A.           In fiscal 2002, the Company had an interest in certain life insurance policies on the lives of its Co-Chairmen and their spouses. The beneficiaries of these policies were related to the aforementioned individuals. The Company’s interest in these policies was equivalent to the net premiums paid by the Company. Since the Company is no longer permitted to pay policy premiums due to restrictions in the Sarbanes-Oxley Act of 2002, the agreements relating to the Company’s interest in the life insurance policies on the lives of its Co-Chairmen and their spouses were terminated in fiscal 2003. Upon termination in fiscal 2003, the Co-Chairmen paid to the Company $5.4 million, representing the total amount of premiums paid by the Company under the agreements and the Company was released from its contractual obligation to make substantial future premium payments. In order to confer a benefit to its Co-Chairmen in substitution for the aforementioned terminated agreements, the Company has agreed to pay to the Co-Chairmen, at a future date, an aggregate amount of $4.2 million, which is included in accrued expenses and other current liabilities as of February 25, 2006 and February 26, 2005.

B.             In fiscal 2005 and 2004, the Company leased office and retail space from entities controlled by management of CTS. In fiscal 2003, the Company leased warehouse, office and retail space from such entities. Through November 15, 2004, the Company leased warehouse and office space from an entity controlled by management of Harmon. The Company paid such entities occupancy costs of approximately $6.5 million, $6.9 million and $4.7 million in fiscal 2005, 2004 and 2003, respectively.

8.              LEASES

The Company leases retail stores, as well as warehouses, office facilities and equipment, under agreements expiring at various dates through 2042. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial in fiscal 2005, 2004 and 2003), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

As of February 25, 2006, future minimum lease payments under noncancelable operating leases are as follows:

Fiscal Year	Amount
(in thousands)
2006	$340,806
2007	347,398
2008	340,131
2009	322,488
2010	295,050
Thereafter	1,421,270
Total future minimum lease payments	$3,067,143

Expenses for all operating leases were $322.0 million, $288.9 million and $251.0 million for fiscal 2005, 2004 and 2003, respectively.

9.              EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company has three defined contribution 401(k) savings plans covering all eligible employees of the Company (“the Plans”). Effective December 31, 2003, one of these defined contribution 401(k) savings plans was frozen. Participants of the Plans may defer annual pre-tax compensation subject to statutory and Plan limitations. Effective January 1, 2006, a certain percentage of an employee’s contributions, will be matched by the Company, subject to certain statutory and Plan limitations. This match will vest over a specified period of time. For fiscal 2005, the Company contributed approximately $0.5 million. For fiscal 2004 and fiscal 2003, the Company did not make a material contribution to the Plans, as the match was not yet effective.

Nonqualified Deferred Compensation Plan

Effective January 1, 2006, the Company adopted a nonqualified deferred compensation plan for the benefit of employees defined by the Internal Revenue Service as highly compensated. A certain percentage of an employee’s contributions may be matched by the Company, subject to certain Plan limitations. This match will vest over a specified period of time. The Company did not make any contributions to the plan for fiscal 2005.

Defined Benefit Plan

The Company has a non-contributory defined benefit pension plan for the CTS employees, hired on or before July 31, 2003,  who meet specified age and length-of-service requirements. The benefits are based on years of service and the employee’s compensation near retirement. The Company utilizes a December 31 measurement date for this plan. For the years ended February 25, 2006 and February 26, 2005, the net periodic pension cost was not material to the Company’s results of operations. The Company has a $7.1 million and $7.5 million liability, which is included in deferred rent and other liabilities as of February 25, 2006 and February 26, 2005, respectively.

10.       COMMITMENTS AND CONTINGENCIES

The Company maintains employment agreements with its Co-Chairmen, which extend through 2007. The agreements provide for a base salary (which may be increased by the Board of Directors), termination payments, post-retirement benefits and other terms and conditions of employment. In addition, the Company maintains employment agreements with other executives which provide for severance pay and, in some instances, certain other supplemental retirement benefits.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

11.       SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of $338.7 million, $229.0 million and $226.7 million in fiscal 2005, 2004 and 2003, respectively.

The Company recorded an accrual for capital expenditures of $49.6 million, $30.1 million and $20.7 million as of February 25, 2006, February 26, 2005 and February 28, 2004, respectively.

12.       STOCK-BASED COMPENSATION

At the beginning of its third quarter of fiscal 2005, the Company adopted SFAS No. 123R under the modified prospective application. Accordingly, prior period amounts have not been restated. Under this application, the Company records stock-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remained unvested at the date of adoption. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options. The Company’s restricted stock awards are considered nonvested share awards as defined under SFAS No. 123R.

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

The following table details the effect on net earnings and earnings per share “as reported” and as if compensation expense had been recorded through the end of the second quarter of fiscal 2005, in fiscal 2004 and fiscal 2003, based on the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation” (“pro forma”).

	FISCAL YEAR ENDED
	February 25,	February 26,	February 28,
(in thousands, except per share data)	2006	2005	2004

NET EARNINGS:

As reported	$572,847	$504,964	$399,470

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(31,415)	(34,686)	(29,372)
Add: Total stock-based employee compensation expense included in net earnings, net of related tax effects	16,008	—	—

Pro forma	$557,440	$470,278	$370,098

NET EARNINGS PER SHARE:

Basic:
As reported	$1.95	$1.68	$1.35
Pro forma	$1.90	$1.56	$1.25

Diluted:
As reported	$1.92	$1.65	$1.31
Pro forma	$1.87	$1.55	$1.23

Stock-based compensation expense for the fiscal year ended February 25, 2006, which includes the expense of stock options beginning in the third quarter of fiscal 2005 and restricted stock awards from the date of grant, was $25.6 million ($16.0 million after tax or $0.05 per diluted share). The amount of stock-based compensation cost capitalized as of February 25, 2006 was approximately $0.9 million.

Incentive Compensation Plans

During fiscal 2004, in anticipation of adopting SFAS No. 123R, the Company revised its overall approach to compensation for its employees, including stock-based compensation, and adopted the Bed Bath & Beyond 2004 Incentive Compensation Plan (the “2004 Plan”). The 2004 Plan is a flexible compensation plan that enables the Company to offer incentive compensation through stock options, stock appreciation rights, restricted stock awards and performance awards, including cash awards. As a result, during fiscal 2005, awards consisting of a combination of stock options and performance-based restricted stock were granted to executive officers and other executives and awards consisting of restricted stock were granted to the Company’s other employees who traditionally have received stock options. Awards of stock options and restricted stock generally vest in five equal annual installments beginning one to three years from the date of grant.

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

As of February 25, 2006, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $123.1 million and $33.1 million, respectively, which is expected to be recognized over a weighted average period of 3.6 years and 5.2 years, respectively.

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

	FISCAL YEAR ENDED
	February 25,	February 26,	February 28,
Black-Scholes Valuation Assumptions (1)	2006	2005	2004

Weighted Average Expected Life (in years) (2)	6.1	6.1	5.9
Weighted Average Expected Volatility (3)	25.00%	42.00%	45.00%
Weighted Average Risk Free Interest Rates (4)	4.02%	3.89%	2.96%
Expected Dividend Yield	—	—	—

(1) Beginning on the date of adoption, forfeitures are estimated based on historical experience; prior to the date of adoption, forfeitures were recorded as they occurred.

(2) The expected life of stock options is estimated based on historical experience.

(3) The expected volatility is estimated based on historical and current financial data for the Company.

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the fiscal year ended February 25, 2006 were as follows:

		Weighted
	Number of	Average Exercise
(Shares in thousands)	Stock Options	Price
Options outstanding, beginning of year	24,835	$25.73
Granted	857	37.64
Exercised	(2,300)	15.15
Forfeited or expired	(803)	33.25
Options outstanding, end of year	22,589	$27.01
Options exercisable, end of year	9,954	$20.63

The weighted average fair value for the stock options granted in fiscal 2005, fiscal 2004 and fiscal 2003 was $12.71, $17.16 and $16.29, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of February 25, 2006 was 5.5 years and $215.9 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of February 25, 2006 was 5.4 years and $155.7 million, respectively. The total intrinsic value for stock options exercised during fiscal 2005, fiscal 2004 and fiscal 2003 was $60.7 million, $71.7 million and $168.4 million, respectively.

Net cash proceeds from the exercise of stock options for fiscal 2005 was $35.0 million and the associated income tax benefit was $22.7 million for that same time period.

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

Changes in the Company’s restricted stock for the fiscal year ended February 25, 2006 were as follows:

	Number of	Weighted
	Restricted	Average Grant-
(Shares in thousands)	Shares	Date Fair Value
Unvested restricted stock, beginning of year	—	$—
Granted	1,072	37.00
Vested	—	—
Forfeited	(41)	37.12
Unvested restricted stock, end of year	1,031	$37.00

13.       SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	FISCAL 2005 QUARTER ENDED				FISCAL 2004 QUARTER ENDED
(in thousands, except per share data)	May 28, 2005	August 27, 2005	November 26, 2005	February 25, 2006	May 29, 2004	August 28, 2004	November 27, 2004	February 26, 2005

Net sales	$1,244,421	$1,431,182	$1,448,680	$1,685,279	$1,100,917	$1,273,960	$1,305,155	$1,467,646
Gross profit	520,781	601,784	615,363	747,820	456,774	530,829	548,152	650,546
Operating profit	150,884	217,877	205,493	304,917	128,707	189,108	190,978	283,621
Earnings before provision for income taxes	157,992	225,882	215,048	316,169	131,805	192,784	195,867	290,731
Provision for income taxes	59,089	84,480	80,428	118,247	49,756	72,776	73,940	109,751
Net earnings	$98,903	$141,402	$134,620	$197,922	$82,049	$120,008	$121,927	$180,980
EPS-Basic (1)	$0.34	$0.48	$0.45	$0.68	$0.27	$0.40	$0.40	$0.60
EPS-Diluted (1)	$0.33	$0.47	$0.45	$0.67	$0.27	$0.39	$0.40	$0.59

(1) Net earnings per share (“EPS”) amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bed Bath & Beyond Inc.:

We have audited the accompanying consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries as of February 25, 2006 and February 26, 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 25, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bed Bath & Beyond Inc. and subsidiaries as of February 25, 2006 and February 26, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended February 25, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bed Bath & Beyond Inc. and subsidiaries’ internal control over financial reporting as of February 25, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 11, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments.”

/s/ KPMG LLP

New York, New York
May 11, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Bed Bath & Beyond Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Bed Bath & Beyond Inc. and subsidiaries maintained effective internal control over financial reporting as of February 25, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bed Bath & Beyond Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Bed Bath & Beyond Inc. and subsidiaries maintained effective internal control over financial reporting as of February 25, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Bed Bath & Beyond Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 25, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries as of February 25, 2006 and February 26, 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows and the related financial statement schedule for each of the fiscal years in the three-year period ended February 25, 2006, and our report dated May 11, 2006 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP
New York, New York
May 11, 2006

ITEM 9 -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of February 25, 2006, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of February 25, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of February 25, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended February 25, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company’s disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives, and the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at that reasonable assurance level.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of the Registrant information is included in this document; all other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 29, 2006 to be filed with the Commission pursuant to Regulation 14A.

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

The following table provides certain information as of February 25, 2006 with respect to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)
Stock Options	14,475,993	$18.29	23,825,660
Equity compensation plans not approved by shareholders (2)
Stock Options	8,112,725	$32.84	—
Total (3)	22,588,718	$27.01	23,825,660

(1)

These plans consist of the Company’s 1992, 1996, 1998 and 2000 Stock Option Plans and the 2004 Incentive Compensation Plan. Upon adoption of the 2004 Incentive Compensation Plan, the common stock available under the Company’s 1992, 1996, 1998 and 2000 Stock Option Plans became available for issuance under the 2004 Incentive Compensation Plan.

(2)

This plan consists of the Company’s 2001 Stock Option Plan. Upon adoption of the 2004 Incentive Compensation Plan, the common stock available for issuance under the 2001 Stock Option Plan became available for issuance under the 2004 Incentive Compensation Plan and therefore has been approved by shareholders.

(3)

Any shares of common stock that are subject to awards of options or stock appreciation rights under the 2004 Incentive Compensation Plan shall be counted against the aggregate number of shares of common stock that may be issued. Any shares of common stock that are subject to awards other than options or stock appreciation rights shall be counted against this limit as 1.80 shares for every share granted.

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

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Consolidated Financial Statements of Bed Bath & Beyond Inc. and subsidiaries are incorporated under Item 8 of this Form 10-K.

(a) (2)	Financial Statement Schedules

For the Years Ended February 25, 2006, February 26, 2005 and February 28, 2004.

Schedule II – Valuation and Qualifying Accounts

(a) (3)	Exhibits

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

Signature	Capacity	Date

/s/ Warren Eisenberg	Co-Chairman and Director	May 12, 2006
Warren Eisenberg

/s/ Leonard Feinstein	Co-Chairman and Director	May 12, 2006
Leonard Feinstein

/s/ Steven H. Temares	Chief Executive Officer	May 12, 2006
Steven H. Temares	and Director

/s/ Eugene A. Castagna	Chief Financial Officer	May 12, 2006
Eugene A. Castagna	and Treasurer

/s/ Dean S. Adler	Director	May 12, 2006
Dean S. Adler

/s/ Stanley Barshay	Director	May 12, 2006
Stanley Barshay

/s/ Klaus Eppler	Director	May 12, 2006
Klaus Eppler

/s/ Jordan Heller	Director	May 12, 2006
Jordan Heller

/s/ Robert S. Kaplan	Director	May 12, 2006
Robert S. Kaplan

/s/ Victoria A. Morrison	Director	May 12, 2006
Victoria A. Morrison

/s/ Fran Stoller	Director	May 12, 2006
Fran Stoller

Bed Bath & Beyond Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Fiscal Years Ended February 25, 2006, February 26, 2005 and February 28, 2004

(amounts in millions)

Column A	Column B	Column C	Column C	Column D	Column E
	Balance at	Additions	Additions	Adjustments	Balance at
	Beginning of	Charged to	Charged to	and/or	End of
Description	Period	Income	Other Accounts (a)	Deductions	Period
Sales Returns and Allowance

Year Ended:
February 25, 2006	$11.9	$332.8	$—	$331.4	$13.3
February 26, 2005	10.7	295.0	—	293.8	11.9
February 28, 2004 (a)	8.9	254.7	0.5	253.4	10.7

(a)          In fiscal 2003, a reserve of approximately $0.5 million was assumed in the acquisition of Christmas Tree Shops, Inc.

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

3.11	Amended By-Laws of Bed Bath & Beyond Inc. (As amended effective as of April 6, 2006) (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated April 11, 2006)

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

10.22*	Employment Agreement between the Company and Eugene A. Castagna (dated as of March 1, 2000) (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended February 28, 2004)

10.23*	Company’s 2004 Incentive Compensation Plan (incorporated by reference to Exhibit B to the Registrant’s Proxy Statement dated May 28, 2004)

10.24*	Form of Standard Stock Option Agreement dated as of May 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 29, 2004)

10.25*	Form of Stock Option Agreement under 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 28, 2004)

10.26*	Form of Restricted Stock Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 28, 2005)

10.27*	Performance-Based Form of Restricted Stock Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 28, 2005)

10.28*	Form of Stock Option Agreement under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended August 27, 2005)

10.29*	Company’s Nonqualified Deferred Compensation Plan (effective January 1, 2006) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 5, 2006)

10.30*

Supplemental Executive Retirement Benefit Agreement between the Company and Steven H. Temares, dated as of January 11, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 13, 2006)

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