Form 10-Q
period 2006-05-27
BED BATH & BEYOND INC
filed 2006-07-06
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended May 27, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No   ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 27, 2006
Common Stock - $0.01 par value	282,226,069

BED BATH & BEYOND INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
May 27, 2006 (unaudited) and February 25, 2006
Consolidated Statements of Earnings
Three Months Ended May 27, 2006 (unaudited)
and May 28, 2005 (unaudited)
Consolidated Statements of Cash Flows
Three Months Ended May 27, 2006 (unaudited)
and May 28, 2005 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures

PART II - OTHER INFORMATION
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
Signatures
Exhibit Index
Certifications

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)

	May 27, 2006	February 25, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,795	$247,697
Short term investment securities	554,472	404,113
Merchandise inventories	1,391,048	1,301,720
Other current assets	135,302	118,415
Total current assets	2,168,617	2,071,945

Long term investment securities	413,424	393,862
Property and equipment, net	765,101	738,742
Other assets	185,617	177,591
	$3,532,759	$3,382,140

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$551,244	$534,910
Accrued expenses and other current liabilities	240,584	249,092
Merchandise credit and gift card liabilities	120,043	113,514
Income taxes payable	98,690	92,030
Total current liabilities	1,010,561	989,546
Deferred rent and other liabilities	137,727	130,144
Total liabilities	1,148,288	1,119,690

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued 307,412 and 306,156 shares, respectively; outstanding 282,226 and 280,990 shares, respectively	3,074	3,062
Additional paid-in capital	597,894	575,559
Retained earnings	2,732,655	2,632,224
Treasury stock, at cost; 25,186 and 25,166 shares, respectively	(949,152)	(948,395)
Total shareholders' equity	2,384,471	2,262,450
	$3,532,759	$3,382,140

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	May 27, 2006	May 28, 2005

Net sales	$1,395,963	$1,244,421

Cost of sales	805,865	723,640

Gross profit	590,098	520,781

Selling, general and administrative expenses	441,348	369,897

Operating profit	148,750	150,884

Interest income	9,659	7,108

Earnings before provision for income taxes	158,409	157,992

Provision for income taxes	57,978	59,089

Net earnings	$100,431	$98,903

Net earnings per share - Basic	$0.36	$0.34
Net earnings per share - Diluted	$0.35	$0.33

Weighted average shares outstanding - Basic	280,202	294,413
Weighted average shares outstanding - Diluted	285,153	299,055

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended
	May 27, 2006	May 28, 2005
Cash Flows from Operating Activities:
Net earnings	$100,431	$98,903
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	30,775	25,760
Amortization of bond premium	1,037	1,787
Stock-based compensation	12,977	—
Excess tax benefit from stock-based compensation	1,204	7,873
Deferred income taxes	(10,425)	(325)
Increase in assets:
Merchandise inventories	(89,328)	(86,948)
Trading investment securities	(754)	—
Other current assets	(14,503)	(13,847)
Other assets	(6)	(45)
Increase (decrease) in liabilities:
Accounts payable	38,419	41,495
Accrued expenses and other current liabilities	(8,555)	738
Merchandise credit and gift card liabilities	6,529	5,599
Income taxes payable	6,660	8,591
Deferred rent and other liabilities	7,583	8,130

Net cash provided by operating activities	82,044	97,711

Cash Flows from Investing Activities:
Purchase of held-to-maturity investment securities	(97,194)	(102,736)
Redemption of held-to-maturity investment securities	55,715	10,715
Purchase of available-for-sale investment securities	(396,175)	(515,975)
Redemption of available-for-sale investment securities	267,450	546,300
Capital expenditures	(78,722)	(42,398)

Net cash used in investing activities	(248,926)	(104,094)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	6,229	8,803
Excess tax benefit from stock-based compensation	1,508	—
Repurchase of common stock	(757)	—

Net cash provided by financing activities	6,980	8,803

Net (decrease) increase in cash and cash equivalents	(159,902)	2,420

Cash and cash equivalents:
Beginning of period	247,697	222,108
End of period	$87,795	$224,528

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements, except for the February 25, 2006 consolidated balance sheet, have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of May 27, 2006 and February 25, 2006 and the results of its operations and its cash flows for the three months ended May 27, 2006 and May 28, 2005, respectively.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by U.S. generally accepted accounting principles. Reference should be made to Bed Bath & Beyond Inc.’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006 for additional disclosures, including a summary of the Company’s significant accounting policies.

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December and generally lower in February and April.

Operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

Certain reclassifications have been made to the fiscal 2005 consolidated financial statements to conform to the fiscal 2006 consolidated financial statement presentation.

2) Recent Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 became effective for the first reporting period beginning after December 15, 2005. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections - a replacement of Accounting Principles Board Opinion (“APB”) No. 20 and SFAS No. 3,” which changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

3) Stock-Based Compensation

The FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123R required additional accounting and disclosure related to income tax and cash flow effects resulting from stock-based compensation. The Company adopted SFAS No. 123R on August 28, 2005 (the “date of adoption”), the beginning of its third quarter of fiscal 2005, the year ended February 25, 2006. While SFAS No. 123R was not required to be effective until the first annual reporting period that begins after June 15, 2005, early adoption was encouraged and the Company elected to adopt before the required effective date.

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

Prior to the third quarter of fiscal 2005, the Company applied the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” During the first half of fiscal 2005, which ended on August 27, 2005, the Company recognized compensation expense for restricted stock awards over the service period, but did not recognize compensation expense for stock options, since the options were granted at market value on the date of grant.

The following table details the effect on net earnings and earnings per share “as reported” and as if compensation expense had been recorded in the first quarter of fiscal 2005, based on the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation” (“pro forma”). The reported and pro forma net earnings and earnings per share for the three months ended May 27, 2006 are the same since stock-based compensation expense is calculated under the provisions of SFAS No. 123R.

	Three Months Ended
(in thousands, except per share data)	May 27, 2006	May 28, 2005

Net earnings:
As reported	$100,431	$98,903

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(8,228)	(8,724)
Add: Total stock-based employee compensation expense included in net earnings, net of related tax effects	8,228	602

Pro forma	$100,431	$90,781

Net earnings per share:

Basic:
As reported	$0.36	$0.34
Pro forma	$0.36	$0.31

Diluted:
As reported	$0.35	$0.33
Pro forma	$0.35	$0.31

Stock-based compensation expense for the three months ended May 27, 2006 was $13.0 million ($8.2 million after tax or $0.03 per diluted share). In addition, the amount of stock-based compensation cost capitalized for the three month period ended May 27, 2006 was approximately $0.4 million.

Incentive Compensation Plans

During fiscal 2004, in anticipation of adopting SFAS No. 123R, the Company revised its overall approach to compensation for its employees, including stock-based compensation, and adopted the Bed Bath & Beyond 2004 Incentive Compensation Plan (the “2004 Plan”). The 2004 Plan is a flexible compensation plan that enables the Company to offer incentive compensation through stock options, stock appreciation rights, restricted stock awards and performance awards, including cash awards. As a result, during fiscal 2005 and fiscal 2006, awards consisting of a combination of stock options and performance-based restricted stock were granted to executive officers and other executives and awards consisting of restricted stock were granted to the Company’s other employees who traditionally have received stock options. Awards of stock options and restricted stock generally vest in five equal annual installments beginning one to three years from the date of grant.

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

As of May 27, 2006, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $117.5 million and $64.3 million, respectively, which is expected to be recognized over a weighted average period of 3.6 years and 5.6 years, respectively.

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

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. Approximately 0.6 million options were granted during the first quarter of fiscal 2006.

	THREE MONTHS ENDED
Black-Scholes Valuation Assumptions (1)	May 27, 2006	May 28, 2005

Weighted Average Expected Life (in years) (2)	6.33	6.08
Weighted Average Expected Volatility (3)	25.00%	25.00%
Weighted Average Risk Free Interest Rates (4)	4.95%	4.02%
Expected Dividend Yield	—	—

(1) Beginning on the date of adoption, forfeitures are estimated based on historical experience; prior to the date of adoption,

forfeitures were recorded as they occurred.

(2) The expected life of stock options is estimated based on historical experience.

(3) The expected volatility is estimated based on historical and current financial data for the Company.

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the three months ended May 27, 2006 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	22,589	$27.01
Granted	550	38.52
Exercised	(348)	17.90
Forfeited or expired	(166)	34.17
Options outstanding, end of period	22,625	$27.38
Options exercisable, end of period	12,600	$22.46

The weighted average fair value for the stock options granted through the first three months of fiscal 2006 and fiscal 2005 was $14.24 and $12.71, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of May 27, 2006 was 5.3 years and $200.9 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of May 27, 2006 was 5.4 years and $169.7 million, respectively. The total intrinsic value for stock options exercised during the first three months of fiscal 2006 and fiscal 2005 was $7.4 million and $21.1 million, respectively.

Net cash proceeds from the exercise of stock options for the first three months of fiscal 2006 was $6.2 million and the associated income tax benefit was $2.7 million for that same time period.

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

Changes in the Company’s restricted stock for the three months ended May 27, 2006 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant- Date Fair Value
Unvested restricted stock, beginning of period	1,031	$37.00
Granted	923	37.46
Vested	(66)	36.89
Forfeited	(15)	38.77
Unvested restricted stock, end of period	1,873	$37.21

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

Stock-based awards of approximately 8.2 million and 4.6 million shares were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive for the three months ended May 27, 2006 and May 28, 2005, respectively.

5) Lines of Credit

The Company maintains two uncommitted lines of credit of $100 million and $75 million, with expiration dates of September 3, 2006 and February 28, 2007, respectively. These uncommitted lines of credit are currently, and are expected to be, used for letters of credit in the ordinary course of business. As of May 27, 2006, the Company did not have any direct borrowings under the uncommitted lines of credit.

6) Supplemental Cash Flow Information

The Company paid income taxes of $59.6 million and $45.2 million in the first three months of fiscal 2006 and 2005, respectively.

The Company recorded an accrual for capital expenditures of $27.5 million and $20.0 million as of May 27, 2006 and May 28, 2005, respectively.

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

Operating in the highly competitive retail industry, the Company, along with other retail companies, is influenced by a number of factors, including but not limited to, consumer preferences and spending habits, general economic conditions, unusual weather patterns, competition from existing and potential competitors and the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program.

For the three months ended May 27, 2006, the Company’s consolidated net sales increased by 12.2% as compared to the corresponding period last year. This increase in net sales was primarily attributable to the continuing BBB store expansion program and an increase in comparable store sales. Comparable store sales for the fiscal three months of 2006 increased by approximately 4.9%, as compared with an increase of approximately 4.4% for the comparable period last year.

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

For the three months ended May 27, 2006, the Company’s consolidated net earnings, which include expenses associated with stock option accounting rules from the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) in the fiscal third quarter of 2005 and related compensation plan changes, increased to $100.4 million from $98.9 million for the corresponding period last year. The changes in our compensation plans and stock option accounting will continue to impact earnings comparisons through the fiscal second quarter ending on August 26, 2006.

Fiscal 2006 will be a 53 week period ending March 3, 2007.

Results of Operations

Net Sales

Net sales for the three months ended May 27, 2006 were approximately $1.396 billion, an increase of $151.5 million or approximately 12.2% over net sales of approximately $1.244 billion for the corresponding quarter last year.

Approximately 60.3% of the increase in net sales for the three months ended May 27, 2006 was attributable to an increase in the Company’s new store sales with the balance of the increase primarily attributable to the increase in comparable store sales. The increase in comparable store sales for the fiscal three months of 2006 was 4.9%, as compared with an increase of approximately 4.4% for the comparable period last year. The increase in comparable store sales was due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings and a strong focus on customer service with an emphasis on responding to customer feedback.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 47% and 53% of net sales, respectively, for the three months ended May 27, 2006. The sales of domestics merchandise and home furnishings accounted for approximately 48% and 52% of net sales, respectively, for the three months ended May 28, 2005.

Gross Profit

Gross profit for the three months ended May 27, 2006 was $590.1 million or 42.3% of net sales compared with $520.8 million or 41.8% of net sales for the three months ended May 28, 2005. The increase in gross profit as a percentage of net sales for the three months ended May 27, 2006 was driven primarily by the reduction of inventory acquisition costs attributable to the Company’s current merchandise offerings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended May 27, 2006 was $441.3 million or 31.6% of net sales compared with $369.9 million or 29.7% of net sales for the three months ended May 28, 2005. SG&A as a percentage of net sales increased for the three months ended May 27, 2006 compared to May 28, 2005 due primarily to the expensing of stock options and the related changes in our employee compensation programs. Also contributing to the SG&A deleveraging were occupancy costs (including real estate and other taxes, depreciation and utilities), advertising expenses (which include increases in paper costs and postal rates) and preopening expenses (primarily due to the changes in lease accounting rules).

Operating Profit

Operating profit for the three months ended May 27, 2006 decreased to $148.8 million, compared to $150.9 million during the comparable period in 2005. The decrease in operating profit was a result of the deleverage in SG&A expenses partially offset by gross margin improvement.

Interest Income

Interest income was $9.7 million for the fiscal three month period of 2006 compared to $7.1 million for the corresponding period last year. Interest income increased due to an increase in the Company’s average investment interest rate as a result of the upward trend in short term interest rates.

Income Taxes

The effective tax rate was 36.6% for the fiscal three month period of 2006 and 37.4% for the fiscal three month period of 2005. The decrease is primarily due to a reduction in the weighted average effective tax rate resulting from a change in the mix of the business within the taxable jurisdictions in which the Company operates.

Net Earnings

As a result of the factors described above, net earnings increased to $100.4 million for the fiscal three month period of 2006 compared with $98.9 million for the fiscal three month period of 2005.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores. As a result of this program, the Company operated 751 BBB stores, 30 CTS stores and 38 Harmon stores at the end of the fiscal first quarter of 2006, compared with 671 BBB stores, 26 CTS stores and 35 Harmon stores at the end of the corresponding quarter last year. At May 27, 2006, Company-wide total store square footage was approximately 25.8 million square feet.

The Company opened 10 BBB stores and one CTS store during the first quarter of fiscal 2006. The Company expects to open approximately 75 to 80 BBB stores, in both new and existing markets, in fiscal 2006. Also during 2006, the Company intends to continue the expansion and integration of its CTS and Harmon concepts, including the opening of six CTS stores.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended May 27, 2006 was $82.0 million as compared with $97.7 million in the corresponding period of fiscal 2005. The decrease in net cash provided by operating activities was primarily due to a decrease in accounts payable and accrued liabilities (due to timing of payments) and a decrease in the excess tax benefit from stock-based compensation (due to fewer stock option exercises and the adoption of SFAS No. 123R).

Inventory per square foot was $53.87 as of May 27, 2006 and $53.29 as of May 28, 2005. The Company continues to focus on optimizing inventory productivity while maintaining appropriate in-store merchandise levels to support sales growth.

Net cash used in investing activities for the three months ended May 27, 2006 was $248.9 million as compared with $104.1 million in the corresponding period of fiscal 2005. The increase in net cash used in investing activities was primarily attributable to a decrease in redemptions of investment securities partially offset by a decrease in purchases of investment securities.

Net cash provided by financing activities for the three months ended May 27, 2006 was $7.0 million as compared with $8.8 million in the corresponding period of 2005. The decrease in net cash provided by financing activities is primarily attributable to a decrease in proceeds from the exercise of stock options in the current year.

For fiscal 2006, the Company believes that its current operating cash flow, working capital and cash and cash equivalents on hand should be sufficient to meet its obligations in the ordinary course of business, including capital expenditures and new store openings.

Seasonality

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December and generally lower in February and April.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123R requires additional accounting and disclosure related to income tax and cash flow effects resulting from stock-based compensation. The Company adopted SFAS No. 123R on August 28, 2005 (the “date of adoption”), the beginning of its third quarter of fiscal 2005, the year ended February 25, 2006. While SFAS No. 123R was not required to be effective until the first annual reporting period that begins after June 15, 2005, early adoption was encouraged and the Company elected to adopt before the required effective date.

The Company adopted SFAS No.123R under the modified prospective application. Under this application, prior period amounts are not restated to include the effects of stock-based compensation. As a result, certain components of the Company’s financial statements will not be comparable until the third quarter of fiscal 2006, the anniversary of the adoption of SFAS No. 123R. The Company will continue to comply with the disclosure requirements of SFAS No. 123R, which include the effect on net earnings and earnings per share “as reported” and as if compensation expense had been recorded for the comparable periods reported, respectively. The Company currently estimates the impact of recording stock-based compensation expense and other changes made to its overall compensation plan will be approximately $0.06 per share for the first half of fiscal 2006.

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

Prior to the third quarter of fiscal 2005, the Company applied the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” as

permitted under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” During the first half of fiscal 2005, which ended on August 27, 2005, the Company recognized compensation expense for restricted stock awards over the service period, but did not recognize compensation expense for stock options, since the options were granted at market value on the date of grant.

Stock-based compensation expense for the three months ended May 27, 2006 was $13.0 million ($8.2 million after tax or $0.03 per diluted share). In addition, the amount of stock-based compensation cost capitalized for the three month period ended May 27, 2006 was approximately $0.4 million.

During fiscal 2004, in anticipation of adopting SFAS No. 123R, the Company revised its overall approach to compensation for its employees, including stock-based compensation, and adopted the Bed Bath & Beyond 2004 Incentive Compensation Plan (the “2004 Plan”). The 2004 Plan is a flexible compensation plan that enables the Company to offer incentive compensation through stock options, stock appreciation rights, restricted stock awards and performance awards, including cash awards. As a result, during fiscal 2005 and fiscal 2006, awards consisting of a combination of stock options and performance-based restricted stock were granted to executive officers and other executives and awards consisting of restricted stock were granted to the Company’s other employees who traditionally have received stock options. Awards of stock options and restricted stock generally vest in five equal annual installments beginning one to three years from the date of grant.

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

As of May 27, 2006, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $117.5 million and $64.3 million, respectively, which is expected to be recognized over a weighted average period of 3.6 years and 5.6 years, respectively.

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 became effective for the first reporting period beginning after December 15, 2005. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS No. 3,” which changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at May 27, 2006 are similar to those disclosed in Item 7a of the Company’s Form 10-K for the year ended February 25, 2006.

Item 4. Controls and Procedures

(a)                Evaluation of disclosure controls and procedures. The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of May 27, 2006 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b)               Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Form 10-K for the fiscal year ended February 25, 2006 as filed with the Securities and Exchange Commission. These risks could materially adversely affect the Company’s business, financial condition and results of operations. The risks described in our Form 10-K are not the only risks we face. The Company’s operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of fiscal 2006 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share	or Programs (1)	Programs (1) (2)
February 26, 2006 – March 25, 2006	—	$—	—	—
March 26, 2006 – April 22, 2006	9,000	$38.49	9,000	1,648,640
April 23, 2006 – May 27, 2006	11,000	$38.17	11,000	1,246,041
Total	20,000	$38.32	20,000	1,246,041

(1) In October 2005, the Board of Directors approved a $400 million share repurchase program authorizing the repurchase of shares of its common stock. The Board of Directors approved a $200 million increase to this share repurchase program in January 2006. The Company was authorized to make repurchases from time to time in the open market pursuant to existing rules and regulations and other parameters approved by the Board of Directors. The shares purchased during the first quarter of fiscal 2006 indicated in this table represent only the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

(2) Excludes brokerage commissions paid by the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting was held on June 29, 2006. At the Annual Meeting, the following items were voted upon:

1.               Election of three directors of the Corporation.

2.              Ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ending March 3, 2007.

3.              Three shareholder proposals.

4.              One management proposal.

The results of the voting were as follows:

	SHARES VOTED (in thousands)

Description		For	Withheld

1. Election of the Board of Directors:

Steven H. Temares		232,919	18,699
Klaus Eppler		229,781	21,837
Fran Stoller		235,700	15,918

	For	Against	Abstentions
2. Appointment of Auditors:

KPMG	248,167	1,937	1,514

	For	Against	Abstentions	Broker Non-Votes

3. Shareholder Proposal; Board Diversity:	24,346	174,679	17,314	35,279

	For	Against	Abstentions	Broker Non-Votes

4. Shareholder Proposal; Foreign Workplace Monitoring:	47,033	138,274	31,032	35,279

	For	Against	Abstentions	Broker Non-Votes

5. Shareholder Proposal; Energy Efficiency:	55,876	138,557	21,906	35,279

	For	Against	Abstentions

6. Management Proposal; Board Structure:	245,641	4,023	1,954

Item 6.   Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: July 6, 2006	By:	/s/ Eugene A. Castagna
Eugene A. Castagna
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Revised Stock Option Agreement under 2004 Incentive Compensation Plan.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.