Form 10-Q
period 2006-08-26
BED BATH & BEYOND INC
filed 2006-10-10
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended August 26, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 26, 2006
Common Stock - $0.01 par value	282,677,335

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	August 26,	February 25,
	2006	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$167,994	$247,697
Short term investment securities	649,253	404,113
Merchandise inventories	1,421,922	1,301,720
Other current assets	143,854	118,415
Total current assets	2,383,023	2,071,945
Long term investment securities	332,980	393,862
Property and equipment, net	801,438	738,742
Other assets	193,328	177,591

	$3,710,769	$3,382,140
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$592,210	$534,910
Accrued expenses and other current liabilities	242,487	249,092
Merchandise credit and gift card liabilities	123,510	113,514
Income taxes payable	57,923	92,030

Total current liabilities	1,016,130	989,546

Deferred rent and other liabilities	145,419	130,144

Total liabilities	1,161,549	1,119,690

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued 307,866 and 306,156 shares, respectively; outstanding 282,677 and 280,990 shares, respectively	3,079	3,062
Additional paid-in capital	617,201	575,559
Retained earnings	2,878,190	2,632,224
Treasury stock, at cost; 25,189 and 25,166 shares, respectively	(949,250)	(948,395)
Total shareholders’ equity	2,549,220	2,262,450
	$3,710,769	$3,382,140

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	August 26,	August 27,	August 26,	August 27,
	2006	2005	2006	2005

Net sales	$1,607,239	$1,431,182	$3,003,202	$2,675,603

Cost of sales	928,990	829,398	1,734,855	1,553,038

Gross profit	678,249	601,784	1,268,347	1,122,565

Selling, general and administrative expenses	458,627	383,907	899,975	753,804

Operating profit	219,622	217,877	368,372	368,761

Interest income	9,928	8,005	19,587	15,113

Earnings before provision for income taxes	229,550	225,882	387,959	383,874

Provision for income taxes	84,015	84,480	141,993	143,569

Net earnings	$145,535	$141,402	$245,966	$240,305

Net earnings per share - Basic	$0.52	$0.48	$0.88	$0.81
Net earnings per share - Diluted	$0.51	$0.47	$0.86	$0.80

Weighted average shares outstanding - Basic	280,567	295,458	280,385	294,936
Weighted average shares outstanding - Diluted	284,654	301,362	284,903	300,208

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	August 26,	August 27,
	2006	2005
Cash Flows from Operating Activities:

Net earnings	$245,966	$240,305
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	62,603	52,303
Amortization of bond premium	2,007	4,458
Stock-based compensation	24,287	—
Excess tax benefit from stock-based compensation	1,775	18,523
Deferred income taxes	(20,135)	(650)
Increase in assets:
Merchandise inventories	(120,202)	(86,847)
Trading investment securities	(1,392)	—
Other current assets	(20,792)	(17,507)
Other assets	(291)	(173)
Increase (decrease) in liabilities:
Accounts payable	68,734	52,746
Accrued expenses and other current liabilities	(1)	(5,372)
Merchandise credit and gift card liabilities	9,996	6,846
Income taxes payable	(34,107)	(31,109)
Deferred rent and other liabilities	15,275	13,194
Net cash provided by operating activities	233,723	246,717

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	(124,124)	(179,771)
Redemption of held-to-maturity investment securities	138,011	107,147
Purchase of available-for-sale investment securities	(670,425)	(955,075)
Redemption of available-for-sale investment securities	471,665	922,875
Capital expenditures	(135,760)	(88,261)
Net cash used in investing activities	(320,633)	(193,085)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	10,225	27,404
Excess tax benefit from stock-based compensation	4,504	—
Repurchase of common stock	(855)	—
Payment of deferred purchase price for acquisition	(6,667)	(6,667)
Net cash provided by financing activities	7,207	20,737
Net (decrease) increase in cash and cash equivalents	(79,703)	74,369

Cash and cash equivalents:

Beginning of period	247,697	222,108
End of period	$167,994	$296,477

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements, except for the February 25, 2006 consolidated balance sheet, have been prepared without audit.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of August 26, 2006 and February 25, 2006 and the results of its operations for the three months and six months ended August 26, 2006 and August 27, 2005, respectively, and its cash flows for the six months ended August 26, 2006 and August 27, 2005, respectively.

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

2) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company plans to adopt SAB 108 in its fiscal fourth quarter. The Company is currently assessing the impact of SAB 108 on its consolidated financial statements. See “Review of Equity Grants and Procedures” in Note 5.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN No. 48 on its consolidated financial statements.

In June 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. EITF 06-3 will not impact the method for recording these taxes in the Company’s consolidated financial statements as the Company has historically presented sales excluding these taxes.

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

3) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within 5 business days, of $51.3 million and $34.9 million as of August 26, 2006 and February 25, 2006, respectively.

4) Property and Equipment

As of August 26, 2006 and February 25, 2006, included in property and equipment, net is accumulated depreciation and amortization of $650.3 million and $587.8 million, respectively.

5) Stock-Based Compensation

The FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In addition, the adoption of SFAS No. 123R required additional accounting and disclosure related to income tax and cash flow effects resulting from stock-based compensation. The Company adopted SFAS No. 123R on August 28, 2005 (the “date of adoption”), the beginning of its third quarter of fiscal 2005, the year ended February 25, 2006.  While SFAS No. 123R was not required to be effective until the first annual reporting period that began after June 15, 2005, early adoption was encouraged and the Company elected to adopt before the required effective date.

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

Prior to the third quarter of fiscal 2005, the Company applied the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” During the first half of fiscal 2005, which ended on August 27, 2005, the Company recognized compensation expense for restricted stock awards over the service period, but did not recognize compensation expense for stock options, since the Company historically has treated its stock options as having been granted at fair market value on the date of grant, (however, see “Review of Equity Grants and Procedures” for a discussion of a special committee review of equity grant matters which resulted in, among other things, the use of new measurement dates for certain grants).

The following table details the effect on net earnings and earnings per share “as reported” and as if compensation expense had been recorded for the three and six months ended August 27, 2005, based on the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation” (“pro forma”). The reported and pro forma net earnings and earnings per share for the three and six months ended August 26, 2006 are the same since stock-based compensation expense is calculated under the provisions of SFAS No. 123R.

	Three Months Ended	Six Months Ended
	August 27,	August 27,
(in thousands, except per share data)	2005	2005

Net earnings:
As reported	$141,402	$240,305

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(8,559)	(17,283)
Add: Total stock-based employee compensation expense included in net earnings, net of related tax effects	1,274	1,876

Pro forma	$134,117	$224,898

Net earnings per share:

Basic:
As reported	$0.48	$0.81
Pro forma	$0.45	$0.76

Diluted:
As reported	$0.47	$0.80
Pro forma	$0.45	$0.76

Stock-based compensation expense for the three months ended August 26, 2006 was $11.3 million ($7.2 million after tax or $0.03 per diluted share). Stock-based compensation expense for the six months ended August 26, 2006 was $24.3 million ($15.4 million after tax or $0.05 per diluted share). In addition, the amount of stock-based compensation cost capitalized for the six months ended August 26, 2006 was approximately $0.9 million.

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

Under the 2004 Plan and the Prior Plans, an aggregate of 83.4 million shares of common stock were authorized for issuance. The Company generally issues new shares for stock option exercises and restricted stock awards. Under the 2004 Plan, the number of shares and price per share is determined by the Compensation Committee for those awards granted to executive officers and by an appropriate committee for all other awards granted.

As of August 26, 2006, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards, based on the Company’s historical treatment of options and awards as having been granted at fair market value, was $103.8 million and $61.4 million, respectively, which is expected to be recognized over a weighted average period of 3.5 years and 5.4 years, respectively, (however, see “Review of Equity Grants and Procedures” for a discussion of a special committee review of equity grant matters which resulted in, among other things, the use of new measurement dates for certain grants).

Stock Options

The Company historically has treated its stock options as having been granted at fair market value on the date of grant, (however, see “Review of Equity Grants and Procedures” for a discussion of a special committee review of equity grant matters which resulted in, among other things, the use of new measurement dates for certain grants). The option grants generally become exercisable in five equal annual installments beginning one to three years from the date of grant. Option grants for stock options issued prior to May 10, 2004 expire ten years after the date of grant. Option grants for stock options issued since May 10, 2004 expire eight years after the date of grant. All option grants are non-qualified.

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. No options were granted during the second quarter of fiscal 2006.

	Six Months Ended
Black-Scholes Valuation Assumptions (1)	August 26, 2006	August 27, 2005

Weighted Average Expected Life (in years) (2)	6.33	6.08
Weighted Average Expected Volatility (3)	25.00%	25.00%
Weighted Average Risk Free Interest Rates (4)	4.95%	4.02%
Expected Dividend Yield	—	—

(1) Beginning on the date of adoption of SFAS No. 123R, forfeitures are estimated based on historical experience; prior to the date of adoption of SFAS No. 123R, forfeitures were recorded as they occurred.

(2) The expected life of stock options is estimated based on historical experience.

(3) The expected volatility is estimated based on historical and current financial data for the Company.

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the six months ended August 26, 2006 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of year	22,589	$27.01
Granted	550	38.52
Exercised	(767)	13.34
Forfeited or expired	(341)	35.23
Options outstanding, end of period	22,031	$27.65
Options exercisable, end of period	12,364	$23.13

The weighted average fair value for the stock options granted through the first six months of fiscal 2006 and fiscal 2005 was $14.24 and $12.71, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of August 26, 2006 was 5.08 years and $159.1 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of August 26, 2006 was 4.29 years and $138.3 million, respectively. The total intrinsic value for stock options exercised during the first six months of fiscal 2006 and fiscal 2005 was $17.5 million and $49.5 million, respectively.

Net cash proceeds from the exercise of stock options for the first six months of fiscal 2006 was $10.2 million and the associated income tax benefit was $6.3 million for that same time period.

Restricted Stock

The Company historically has treated its restricted stock awards as having been issued and measured at fair market value on the date of grant, (however, see “Review of Equity Grants and Procedures” for a discussion of a special committee review of equity grant matters which resulted in, among other things, the use of new measurement dates for certain grants). The restricted stock awards generally become exercisable in five equal annual installments beginning one to three years from the date of grant.

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

Changes in the Company’s restricted stock for the six months ended August 26, 2006 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant- Date Fair Value
Unvested restricted stock, beginning of year	1,031	$37.00
Granted	996	36.50
Vested	(74)	37.50
Forfeited	(52)	37.89
Unvested restricted stock, end of period	1,901	$36.69

Review of Equity Grants and Procedures

On June 19, 2006, the Company’s Board of Directors appointed a special committee of two independent members of the Board of Directors, with authority, among other things, to conduct an investigation with respect to the setting of exercise prices for employee stock options and related matters as the special committee deemed appropriate. The special committee retained independent legal counsel who engaged outside accounting advisors to assist with the review. This review has been completed and on October 9, 2006, the special committee presented its report to the Company’s Board of Directors.

The review identified various deficiencies in the process of granting and documenting stock options and restricted shares. As a result of the deficiencies, the special committee recommended, among other things, that the Company revise the measurement dates under APB No. 25 for 16 annual option grant dates, 26 monthly grant dates and 2 special grant dates (revisions of  2 annual, 4 monthly and 1 special grant dates have no accounting impact because prices on the revised dates were lower than on the measurement dates previously recorded by the Company). As a result of these new measurement dates and the correction of various other errors relating to the accounting for equity-based compensation, the Company has determined that from fiscal year 1993 through the second quarter of fiscal 2006, it had certain unrecorded non-cash equity-based compensation charges associated with its equity-based compensation plans. The Company believes, however, that these charges are not material to its financial statements in any of the periods to which such charges would have related and therefore, has not recorded such charges and will not revise its historic financial statements.

The Company will, however, in accordance with the transition provisions of SAB 108, record a reclassification, within the equity section of the consolidated balance sheet to be included in its Form 10-K for the fiscal year ending March 3, 2007, of approximately $66 million, excluding any related tax effect.  This reclassification represents the effect of the adjustment resulting from the non-cash charges discussed above that relate to fiscal 2005 and prior years.   The Company also expects to record a year-to-date non-cash selling, general and administrative expense charge in its consolidated statement of earnings of approximately $8 million in fiscal third quarter. This approximately $8 million pre-tax charge represents the total of the first and second quarter charges related to the impact of the revised measurement dates (and the correction of various other immaterial errors referred to above), and the applicable charge for the third quarter. The Company is reviewing any potential tax implications relating to the Company’s stock option grants and restricted share awards, but believes that such matters will not have a material impact on the Company’s financial position.

On September 20, 2006, prior to the public announcement of the review, counsel to the special committee notified the SEC of the review. Following such self-reporting, the Staff indicated that it would commence an informal inquiry.  The Company intends to cooperate fully with the SEC.

The Company has filed a Form 8-K dated October 10, 2006, which provides further details regarding the special committee’s review.

6) Earnings Per Share

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

Stock-based awards for the three and six months ended August 26, 2006 of approximately 10.8 million and 9.5 million shares, respectively, and for the three and six months ended August 27, 2005 of approximately 0.1 million and 2.4 million shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

7) Lines of Credit

The Company maintains two uncommitted lines of credit of $100 million and $75 million, with expiration dates of September 3, 2007 and February 28, 2007, respectively.  During the fiscal second quarter of 2006, the expiration date on the $100 million uncommitted line of credit was extended from September 3, 2006 to September 3, 2007. These uncommitted lines of credit are currently, and are expected to be, used for letters of credit in the ordinary course of business.  As of August 26, 2006, the Company did not have any direct borrowings under the uncommitted lines of credit.

8) Supplemental Cash Flow Information

The Company paid income taxes of $190.5 million and $159.3 million in the first six months of fiscal 2006 and 2005, respectively.

The Company recorded an accrual for capital expenditures of $38.1 million and $29.8 million as of August 26, 2006 and August 27, 2005, respectively.

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

For the three and six months ended August 26, 2006, the Company’s consolidated net sales increased by 12.3% and 12.2%, respectively, as compared to the corresponding period last year. These increases in net sales were primarily attributable to the continuing BBB store expansion program and an increase in comparable store sales.  Comparable store sales for the fiscal second quarter of 2006 increased by approximately 4.8%, as compared with an increase of approximately 4.5%, for the comparable period last year.  Comparable store sales for the fiscal first half of 2006 increased by approximately 4.8%, as compared with an increase of approximately 4.4%, for the comparable period last year.

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

The Company’s consolidated net earnings, which include expenses associated with stock option accounting rules from the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) in the fiscal third quarter of 2005 and related compensation plan changes, increased to $145.5 million for the three months ended August 26, 2006 and to $246.0 million for the six months ended August 26, 2006 compared to $141.4 million and $240.3 million for the corresponding periods last year, respectively.

Beginning with the fiscal third quarter of 2006, the changes in stock option accounting and our compensation plan will be comparable with prior periods.

Fiscal 2006 will be a 53 week period ending March 3, 2007.

Review of Equity Grants and Procedures

On June 19, 2006, the Company’s Board of Directors appointed a special committee of two independent members of the Board of Directors, with authority, among other things, to conduct an investigation with respect to the setting of exercise prices for employee stock options and related matters as the special committee deemed appropriate. The special committee retained independent legal counsel who engaged outside accounting advisors to assist with the review. This review has been completed and on October 9, 2006, the special committee presented its report to the Company’s Board of Directors.

The review identified various deficiencies in the process of granting and documenting stock options and restricted shares. As a result of the deficiencies, the special committee recommended, among other things, that the Company revise the measurement dates under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” for 16 annual option grant dates, 26 monthly grant dates and 2 special grant dates (revisions of  2 annual, 4 monthly and 1 special grant dates have no accounting impact because prices on the revised dates were lower than on the measurement dates previously recorded by the Company). As a result of these new measurement dates and the correction of various other errors relating to the accounting for equity-based compensation, the Company has determined that from fiscal year 1993 through the second quarter of fiscal 2006, it had certain unrecorded non-cash equity-based compensation charges associated with its equity-based compensation plans. The Company believes, however, that these charges are not material to its financial statements in any of the periods to which such charges would have related and therefore, has not recorded such charges and will not revise its historic financial statements.

The Company will, however, in accordance with the transition provisions of Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” record a reclassification, within the equity section of the consolidated balance sheet to be included in its Form 10-K for the fiscal year ending March 3, 2007, of approximately $66 million, excluding any related tax effect.  This reclassification represents the effect of the adjustment resulting from the non-cash charges discussed above that relate to fiscal 2005 and prior years.   The Company also expects to record a year-to-date non-cash selling, general and administrative expense charge in its consolidated statement of earnings of approximately $8 million in fiscal third quarter. This approximately $8 million pre-tax charge represents the total of the first and second quarter charges related to the impact of the revised measurement dates (and the correction of various other immaterial errors referred to above), and the applicable charge for the third quarter. The Company is reviewing any potential tax implications relating to the Company’s stock option grants and restricted share awards, but believes that such matters will not have a material impact on the Company’s financial position.

On September 20, 2006, prior to the public announcement of the review, counsel to the special committee notified the Securities and Exchange Commission (the “SEC”) of the review. Following such self-reporting, the Staff indicated that it would commence an informal inquiry.  The Company intends to cooperate fully with the SEC.

The Company has filed a Form 8-K dated October 10, 2006, which provides further details regarding the special committee’s review.

Results of Operations

Net Sales

Net sales for the three months ended August 26, 2006 were approximately $1.607 billion, an increase of $176.1 million or approximately 12.3% over net sales of approximately $1.431 billion for the corresponding quarter last year.  For the six months ended August 26, 2006, net sales were approximately $3.003 billion, an increase of $327.6 million or approximately 12.2% over net sales of approximately $2.676 billion for the corresponding six months last year.

Approximately 59.2% and 59.5% of the increase in net sales for the three and six months ended

August 26, 2006, respectively, was attributable to an increase in the Company’s new store sales with the balance of the increase primarily attributable to the increase in comparable store sales.  Comparable store sales for the fiscal second quarter of 2006 increased by approximately 4.8%, as compared with an increase of approximately 4.5%, for the comparable period last year.  Comparable store sales for the fiscal first half of 2006 increased by approximately 4.8%, as compared with an increase of approximately 4.4%, for the comparable period last year.  The increases in comparable store sales were due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings and a strong focus on customer service with an emphasis on responding to customer feedback.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 48% and 52% of net sales, respectively, for the three months ended August 26, 2006 and approximately 47% and 53% of net sales, respectively, for the six months ended August 26, 2006.  The sales of domestics merchandise and home furnishings accounted for approximately 49% and 51% of net sales, respectively, for both the three and six months ended August 27, 2005.

Gross Profit

Gross profit for the three months ended August 26, 2006 was $678.2 million, or 42.2% of net sales, compared to $601.8 million, or 42.0% of net sales, for the comparable period in 2005.  Gross profit for the six months ended August 26, 2006 was $1.268 billion, or 42.2% of net sales, compared to $1.123 billion, or 42.0% of net sales, for the comparable period in 2005. The increase in gross profit as a percentage of net sales for the three and six months ended August 26, 2006 was driven primarily by the reduction of inventory acquisition costs attributable to the Company’s current merchandise offerings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three and six months ended August 26, 2006 was $458.6 million and $900.0 million, or 28.5% and 30.0% of net sales, respectively.  SG&A for the three and six months ended August 27, 2005 was $383.9 million and $753.8 million, or 26.8% and 28.2% of net sales, respectively.  SG&A as a percentage of net sales increased due to the expensing of stock options and the related changes in our employee compensation program, as well as increased occupancy costs (including utilities and depreciation) and increased litigation expense (due to a prior year reduction of the estimated amounts required for outstanding litigation in the comparable periods in 2005).

Operating Profit

Operating profit for the three months ended August 26, 2006 was $219.6 million, or 13.7% of net sales compared to $217.9 million, or 15.2% of net sales during the comparable period in 2005. For the six months ended August 26, 2006, operating profit was $368.4 million, or 12.3% of net sales compared to $368.8 million, or 13.8% of net sales during the comparable period in 2005.  The decrease in operating profit as a percentage of net sales was a result of the deleverage in SG&A expenses partially offset by gross margin improvement, as described above.

Interest Income

Interest income was $9.9 million and $19.6 million for the fiscal three and six months ended August 26, 2006, respectively, compared to $8.0 million and $15.1 million for the corresponding periods last year.  Interest income increased due to an increase in the Company’s average investment interest rate as a result of the upward trend in short term interest rates.

Income Taxes

The effective tax rate was 36.6% for the fiscal three and six months ended August 26, 2006 and 37.4% for the fiscal three and six months ended August 27, 2005.  The decrease is primarily due to a reduction in the weighted average effective tax rate resulting from a change in the mix of the business within the taxable jurisdictions in which the Company operates.

Net Earnings

As a result of the factors described above, net earnings increased to $145.5 million for the fiscal second quarter of 2006 and $246.0 million for the fiscal first half of 2006, compared with $141.4 million and $240.3 million for the corresponding periods in 2005, respectively.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores. As a result of this program, the Company operated 762 BBB stores, 31 CTS stores and 38 Harmon stores at the end of the fiscal second quarter of 2006, compared with 686 BBB stores, 27 CTS stores and 36 Harmon stores at the end of the corresponding quarter last year.  At August 26, 2006, Company-wide total store square footage was approximately 26.2 million square feet.

The Company opened 11 BBB stores and one CTS store during the second quarter of fiscal 2006.  Including the 21 stores opened in the fiscal first half of 2006, the Company expects to open approximately 75 BBB stores in fiscal 2006; however, it is possible a few of these openings may occur subsequent to year-end in March 2007. Also during 2006, the Company intends to continue the expansion and integration of its CTS and Harmon concepts, including the opening of six CTS stores for the year.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended August 26, 2006 was $233.7 million as compared with $246.7 million in the corresponding period of fiscal 2005.  This decrease is driven by working capital changes due to the increase in merchandise inventories (primarily as a result of new store space) partially offset by increases in accounts payable and accrued expenses and other liabilities (as a result of the timing of payments).

Inventory per square foot was $54.22 as of August 26, 2006 and $52.23 as of August 27, 2005.  The Company continues to focus on optimizing inventory productivity while maintaining appropriate in-store merchandise levels to support sales growth.

Net cash used in investing activities for the six months ended August 26, 2006 was $320.6 million as compared with $193.1 million in the corresponding period of fiscal 2005.  The increase in net cash used in investing activities was primarily attributable to a decrease in redemptions of investment securities partially offset by a decrease in purchases of investment securities.

Net cash provided by financing activities for the six months ended August 26, 2006 was $7.2 million as compared with $20.7 million in the corresponding period of 2005.  The decrease in net cash provided by financing activities is primarily attributable to a decrease in proceeds from the exercise of stock options in the current year.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No.  123R which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In addition, the adoption of SFAS No. 123R requires additional accounting and disclosure related to income tax and cash flow effects resulting from stock-based compensation. The Company adopted SFAS No. 123R on August 28, 2005 (the “date of adoption”), the beginning of its third quarter of fiscal 2005, the year ended February 25, 2006.  While SFAS No. 123R was not required to be effective until the first annual reporting period that began after June 15, 2005, early adoption was encouraged and the Company elected to adopt before the required effective date.

The Company adopted SFAS No. 123R under the modified prospective application.  Under this application, prior period amounts are not restated to include the effects of stock-based compensation. As a result, certain components of the Company’s financial statements will not be comparable until the third quarter of fiscal 2006, the anniversary of the adoption of SFAS No. 123R.  The Company will continue to comply with the disclosure requirements of SFAS No. 123R, which include the effect on net earnings and earnings per share “as reported” and as if compensation expense had been recorded for the comparable periods reported, respectively. The impact of recording stock-based compensation expense and other changes made to its overall compensation plan was approximately $.06 per share for the first half of fiscal 2006.

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

Prior to the third quarter of fiscal 2005, the Company applied the provisions of APB No. 25, as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” During the first half of fiscal 2005, which ended on August 27, 2005, the Company recognized compensation expense for restricted stock awards over the service period, but did not recognize compensation expense for stock options, since the company historically has treated its stock options as having been granted at fair market value on the date of grant however, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Review of Equity Grants and Procedures” for a discussion of a special committee review of equity grant matters which resulted in, among other things, the use of new measurement dates for certain grants.

Stock-based compensation expense for the three months ended August 26, 2006 was $11.3 million ($7.2 million after tax or $0.03 per diluted share). Stock-based compensation expense for the six months ended August 26, 2006 was $24.3 million ($15.4 million after tax or $0.05 per diluted share). In addition, the amount of stock-based compensation cost capitalized for the six month period ended August 26, 2006 was approximately $0.9 million.

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

Under the 2004 Plan and the Prior Plans, an aggregate of 83.4 million shares of common stock were authorized for issuance. The Company generally issues new shares for stock option exercises and restricted stock awards. Under the 2004 Plan, the number of shares and the price per share is determined by the Compensation Committee for those awards granted to executive officers and by an appropriate committee for all other awards granted.

As of August 26, 2006, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards, based on the Company’s historical treatment of issuing options and awards as having been granted at fair market value, was $103.8 million and $61.4 million, respectively, which is expected to be recognized over a weighted average period of 3.5 years and 5.4 years, respectively. However, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Review of Equity Grants and Procedures” for a discussion of a special committee review of equity grant matters which resulted in, among other things, the use of new measurement dates for certain grants.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for fiscal years ending after

December 15, 2006. The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial statements.

In September 2006, the SEC issued SAB 108. SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company plans to adopt SAB 108 in its fiscal fourth quarter. The Company is currently assessing the impact of SAB 108 on its consolidated financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Review of Equity Grants and Procedures.”

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN No. 48 on its consolidated financial statements.

In June 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. EITF 06-3 will not impact the method for recording these taxes in the Company’s consolidated financial statements as the Company has historically presented sales excluding these taxes.

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

Impairment of Long-Lived Assets:  The Company reviews long-lived assets for impairment annually or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Self Insurance:  The Company utilizes a combination of insurance and self insurance for a number of risks including workers’ compensation, general liability, automobile liability and employee related health care benefits (a portion of which is paid by its employees). Liabilities associated with the risks that the Company retains are estimated by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.  Although the Company’s claims experience has not displayed substantial volatility in the past, actual experience could materially vary from its historical experience in the future.  Factors that affect these estimated liabilities include but are not limited to: inflation, the number and severity of claims and regulatory changes.  In the future, if the Company concludes an adjustment to self insurance accruals is required, the liability will be adjusted accordingly.

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

Stock-Based Compensation: Prior to August 28, 2005, the Company accounted for its stock-based compensation plans under the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.”  During the first half of fiscal 2005, which ended on August 27, 2005, the Company recognized compensation expense for restricted stock awards over the service period, but did not recognize compensation expense for stock options, since the Company historically has treated its stock options as having been granted at fair market value on the date of grant however see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Review of Equity Grants and Procedures” for a discussion of a special committee review of equity grant matters which resulted in, among other things, the use of new measurement dates for certain grants.

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

Forward-Looking Statements

This Form 10-Q may contain forward-looking statements.  Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, estimate, assume, continue, project, plan and similar words and phrases.  The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors that may be outside the Company’s control.  Such factors include, without limitation: changes in the retailing environment and consumer preferences and spending habits; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; general economic conditions; unusual weather patterns; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the cost of labor, merchandise and other costs and expenses; the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program; and matters arising out of or related to the Company’s stock option grants and procedures and related matters, including the outcome of the informal inquiry commenced by the SEC, the possibility that the SEC may not agree with all of the special committee’s findings and recommendations and may require additional or different remediation, any other proceedings which may be brought against the Company by the SEC or other governmental agencies, the outcome of the shareholder derivative actions filed against certain of the Company’s officers and directors, and the possibility of other private litigation relating to such stock option grants and related matters. The Company does not undertake any obligation to update its forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities.  The Company’s market risks at August 26, 2006 are similar to those disclosed in Item 7a of the Company’s Form 10-K for the year ended February 25, 2006.

Item 4.  Controls and Procedures

(a)                Review of Equity Grants and Procedures

On June 19, 2006, the Company’s Board of Directors appointed a special committee of two independent members of the Board of Directors, with authority, among other things, to conduct an investigation with respect to the setting of exercise prices for employee stock options and related matters as the special committee deemed appropriate. The special committee retained independent legal counsel who engaged outside accounting advisors to assist with the review. This review has been completed and on October 9, 2006, the special committee presented its report to the Company’s Board of Directors. Among the findings in the report were that the Company’s stock option granting process had control and other deficiencies.   The report made recommendations for improvements in the process of granting stock options and restricted share awards.

On October 9, 2006, the Board of Directors adopted the special committee’s recommendations, with such additional improvements in the Company’s stock option and restricted stock processes as the Board and special committee may approve. The Company intends to implement the recommendations as soon as possible.

The Company has filed a Form 8-K dated October 10, 2006, which provides further details regarding the special committee’s review including certain deficiencies in controls and procedures regarding the stock option and restricted share process.

(b)               Evaluation of disclosure controls and procedures.

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of August 26, 2006 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, which took into account the items discussed above in Item 4 (a), the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(c)                Changes in internal control.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 24, 2006 and July 28, 2006, service was purportedly made on the Company of two shareholder derivative actions that were filed in the Superior Court of New Jersey, Law Division, Union County, against certain of the Company’s officers and directors.  The actions, titled Nicholas Weil v. Warren Eisenberg, et al. and Timothy Hill v. Warren Eisenberg, et al., were brought by persons identifying themselves as shareholders and purporting to act on behalf of the Company.  The Company is named solely as a nominal defendant against which the plaintiffs seek no recovery.  No demand was served on the Company prior to the filing of either action.

The two complaints, which are virtually identical, allege that certain of the Company’s officers and directors breached their fiduciary duties to the Company and obtained unjust enrichment in connection with grants of stock options to certain officers of the Company in 1996-2003 that were allegedly backdated.  The complaints seek unspecified monetary damages and disgorgement from the defendants, as well as unspecified equitable relief.  The two actions have been consolidated, and the plaintiffs are expected to file a consolidated complaint in October 2006.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Form 10-K for the fiscal year ended February 25, 2006 as filed with the SEC, as well as matters arising out of or related to the Company’s stock option grants and procedures and related matters, including the outcome of the informal inquiry commenced by the SEC, the possibility that the SEC may not agree with all of the special committee’s findings and recommendations and may require additional or different remediation, any other proceedings which may be brought against the Company by the SEC or other governmental agencies, the outcome of the shareholder derivative actions filed against certain of the Company’s officers and directors, and the possibility of other private litigation relating to such stock option grants and related matters.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Review of Equity Grants and Procedures” and “Legal Proceedings.”  These risks could materially adversely affect the Company’s business, financial condition and results of operations. These risks are not the only risks the Company faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that the Company currently considers immaterial to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of fiscal 2006 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share	or Programs (1)	Programs (1) (2)
May 28, 2006 - June 24, 2006	1,000	$35.78	1,000	1,212,014
June 25, 2006 - July 22, 2006	900	$31.91	900	1,182,338
July 23, 2006 - August 26, 2006	1,000	$35.25	1,000	1,148,040
Total	2,900	$34.34	2,900	1,148,040

(1) In October 2005, the Board of Directors approved a $400 million share repurchase program authorizing the repurchase of shares of its common stock. The Board of Directors approved a $200 million increase to this share repurchase program in January 2006. The Company was authorized to make repurchases from time to time in the open market pursuant to existing rules and regulations and other parameters approved by the Board of Directors. The shares purchased during the second quarter of fiscal 2006 indicated in this table represent only the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

(2) Excludes brokerage commissions paid by the Company.

Item 6.   Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: October 10, 2006	By:	/s/ Eugene A. Castagna
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