Form 10-Q
period 2006-11-25
BED BATH & BEYOND INC
filed 2007-01-04
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended November 25, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 25, 2006
Common Stock - $0.01 par value	283,378,304

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheet
(in thousands, except per share data)

	November 25,	February 25,
	2006	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$300,324	$247,697
Short term investment securities	517,230	404,113
Merchandise inventories	1,639,355	1,301,720
Other current assets	203,582	118,415

Total current assets	2,660,491	2,071,945

Long term investment securities	232,820	393,862
Property and equipment, net	878,006	738,742
Other assets	201,600	177,591

	$3,972,917	$3,382,140

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$668,727	$534,910
Accrued expenses and other current liabilities	262,464	249,092
Merchandise credit and gift card liabilities	125,385	113,514
Income taxes payable	35,888	92,030

Total current liabilities	1,092,464	989,546

Deferred rent and other liabilities	152,148	130,144

Total liabilities	1,244,612	1,119,690

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued 308,571 and 306,156 shares, respectively; outstanding 283,378 and 280,990 shares, respectively	3,086	3,062
Additional paid-in capital	653,976	575,559
Retained earnings	3,020,626	2,632,224
Treasury stock, at cost; 25,193 and 25,166 shares, respectively	(949,383)	(948,395)

Total shareholders’ equity	2,728,305	2,262,450

	$3,972,917	$3,382,140

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	November 25,	November 26,	November 25,	November 26,
	2006	2005	2006	2005

Net sales	$1,619,240	$1,448,680	$4,622,442	$4,124,283

Cost of sales	915,167	833,317	2,650,022	2,386,355

Gross profit	704,073	615,363	1,972,420	1,737,928

Selling, general and administrative expenses	492,939	409,870	1,392,914	1,163,674

Operating profit	211,134	205,493	579,506	574,254

Interest income	10,643	9,555	30,230	24,668

Earnings before provision for income taxes	221,777	215,048	609,736	598,922

Provision for income taxes	79,341	80,428	221,334	223,997

Net earnings	$142,436	$134,620	$388,402	$374,925

Net earnings per share - Basic	$0.51	$0.45	$1.38	$1.27
Net earnings per share - Diluted	$0.50	$0.45	$1.36	$1.25

Weighted average shares outstanding - Basic	281,097	296,041	280,629	295,304
Weighted average shares outstanding - Diluted	285,664	301,075	285,112	300,497

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended
	November 25,	November 26,
	2006	2005
Cash Flows from Operating Activities:
Net earnings	$388,402	$374,925
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	95,634	80,440
Amortization of bond premium	2,774	2,265
Stock-based compensation	43,085	14,595
Excess tax benefit from stock-based compensation	3,773	19,653
Deferred income taxes	(28,664)	(3,815)
Increase in assets:
Merchandise inventories	(337,635)	(272,702)
Trading investment securities	(2,295)	—
Other current assets	(80,251)	(49,833)
Other assets	(323)	(159)
Increase (decrease) in liabilities:
Accounts payable	135,506	136,917
Accrued expenses and other current liabilities	19,976	12,474
Merchandise credit and gift card liabilities	11,871	10,072
Income taxes payable	(56,142)	(47,853)
Deferred rent and other liabilities	22,004	20,450
Net cash provided by operating activities	217,715	297,429
Cash Flows from Investing Activities:
Purchase of held-to-maturity investment securities	(124,125)	(348,149)
Redemption of held-to-maturity investment securities	212,586	206,729
Purchase of available-for-sale investment securities	(824,830)	(1,167,210)
Redemption of available-for-sale investment securities	783,815	1,281,975
Capital expenditures	(235,187)	(152,245)
Net cash used in investing activities	(187,741)	(178,900)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	23,701	33,037
Excess tax benefit from stock-based compensation	6,607	2,225
Repurchase of common stock	(988)	(620)
Payment of deferred purchase price for acquisition	(6,667)	(6,667)
Net cash provided by financing activities	22,653	27,975
Net increase in cash and cash equivalents	52,627	146,504
Cash and cash equivalents:
Beginning of period	247,697	222,108
End of period	$300,324	$368,612

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements, except for the February 25, 2006 consolidated balance sheet, have been prepared without audit.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of November 25, 2006 and February 25, 2006 and the results of its operations for the three months and nine months ended November 25, 2006 and November 26, 2005, respectively, and its cash flows for the nine months ended November 25, 2006 and November 26, 2005, respectively.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by U.S. generally accepted accounting principles.  Reference should be made to Bed Bath & Beyond Inc.’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006 for additional disclosures, including a summary of the Company’s significant accounting policies and subsequently filed Forms 8-K.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company plans to adopt SAB 108 in its fiscal fourth quarter. The Company is currently assessing the impact of SAB 108 on its consolidated financial statements. See “Review of Equity Grants and Procedures and Related Matters” in Note 5.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN No. 48 on its consolidated financial statements.

In June 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. EITF 06-3 will not impact the method for recording these taxes in the Company’s consolidated financial statements as the Company historically has presented sales excluding these taxes.

3) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within 5 business days, of $98.6 million and $34.9 million as of November 25, 2006 and February 25, 2006, respectively.

4) Property and Equipment

As of November 25, 2006 and February 25, 2006, included in property and equipment, net is accumulated depreciation and amortization of $683.3 million and $587.8 million, respectively.

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

Prior to the third quarter of fiscal 2005, the Company applied the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” During the first half of fiscal 2005, which ended on August 27, 2005, the Company recognized compensation expense for restricted stock awards over the service period, but did not recognize compensation expense for stock options, since the Company historically has treated its stock options as having been granted at fair market value on the date of grant (however, see “Review of Equity Grants and Procedures and Related Matters” for a discussion of a special committee review of equity grant matters which resulted in, among other things, the use of new measurement dates for certain grants).

The following table details the effect on net earnings and earnings per share “as reported” and as if compensation expense had been recorded for the nine months ended November 26, 2005, based on the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation” (“pro forma”). The reported and pro forma net earnings and earnings per share for the three and nine months ended November 25, 2006 and the three months ended November 26, 2005 are the same since stock-based compensation expense is calculated under the provisions of SFAS No. 123R for those periods.

Nine Months Ended
November 26,
(in thousands, except per share data)	2005

Net earnings:
As reported	$374,925

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(23,868)
Add: Total stock-based employee compensation expense included in net earnings, net of related tax effects	8,461

Pro forma	$359,518

Net earnings per share:

Basic:
As reported	$1.27
Pro forma	$1.22

Diluted:
As reported	$1.25
Pro forma	$1.20

Included in stock-based compensation for the three and nine months ended November 25, 2006 is a year-to-date non-cash charge of approximately $7.2 million, which represents the total of the first, second and third quarter charges for fiscal 2006 related to the impact of revised measurement dates (and the correction of various other immaterial errors) as a result of recommendations made by a special committee of the Board of Directors and implemented by the Company.  See “Review of Equity Grants and Procedures and Related Matters”.

Stock-based compensation expense for the three months ended November 25, 2006 and November 26, 2005 was approximately $18.8 million ($12.1 million after tax or approximately $0.04 per diluted share) and approximately $10.5 million ($6.6 million after tax or approximately $0.02 per diluted share), respectively. Stock-based compensation expense for the nine months ended November 25, 2006 and November 26, 2005 was approximately $43.1 million ($27.4 million after tax or approximately $0.10 per diluted share) and approximately $13.5 million ($8.5 million after tax or approximately $0.03 per diluted share), respectively.  In addition, the amount of stock-based compensation cost capitalized for the nine months ended November 25, 2006 and November 26, 2005 was approximately $1.3 million and $1.1 million, respectively.

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

Under the 2004 Plan and the Prior Plans, an aggregate of 83.4 million shares of common stock were authorized for issuance. The Company generally issues new shares for stock option exercises and restricted stock awards. Under the 2004 Plan, grants are determined by the Compensation Committee for those awards granted to executive officers and by an appropriate committee for all other awards granted.

As of November 25, 2006, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards, based on the Company’s historical treatment of options and awards as having been granted at fair market value, was $107.7 million and $60.1 million, respectively, which is expected to be recognized over a weighted average period of 3.1 years and 5.2 years, respectively, (however, see “Review of Equity Grants and Procedures and Related Matters” for a discussion of a special committee review of equity grant matters which resulted in, among other things, the use of new measurement dates for certain grants).

Stock Options

The Company historically has treated its stock options as having been granted  at fair market value on the date of grant  (however, see “Review of Equity Grants and Procedures and Related Matters” for a discussion of a special committee review of equity grant matters which resulted in, among other things, the use of new measurement dates for certain grants). The option grants generally become exercisable in five equal annual installments beginning one to three years from the date of grant. Option grants for stock options issued prior to May 10, 2004 expire ten years after the date of grant. Option grants for stock options issued since May 10, 2004 expire eight years after the date of grant. All option grants are non-qualified.

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. No options were granted during the third quarter of fiscal 2006.

	NINE MONTHS ENDED
Black-Scholes Valuation Assumptions (1)	November 25, 2006	November 26, 2005

Weighted Average Expected Life (in years) (2)	6.33	6.08
Weighted Average Expected Volatility (3)	25.00%	25.00%
Weighted Average Risk Free Interest Rates (4)	4.95%	4.02%
Expected Dividend Yield	—	—

(1) Beginning on the date of adoption of SFAS No. 123R, forfeitures are estimated based on historical experience; prior to the date of adoption of SFAS No. 123R, forfeitures were recorded as they occurred.

(2) The expected life of stock options is estimated based on historical experience.

(3) The expected volatility is estimated based on historical and current financial data for the Company.

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the nine months ended November 25, 2006 were as follows:

		Weighted Average
(Shares in thousands)	Number of Stock Options	Exercise Price
Options outstanding, beginning of year	22,589	$27.01
Granted	550	38.52
Exercised	(1,430)	16.57
Forfeited or expired	(554)	35.56
Options outstanding, end of period	21,155	$27.79
Options exercisable, end of period	11,826	$23.35

The weighted average fair value for the stock options granted through the first nine months of fiscal 2006 and fiscal 2005 was $14.24 and $12.71, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of November 25, 2006 was 4.9 years and $246.3 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of November 25, 2006 was 4.1 years and $189.7 million, respectively. The total intrinsic value for stock options exercised during the first nine months of fiscal 2006 and fiscal 2005 was $30.1 million and $58.5 million, respectively.

Net cash proceeds from the exercise of stock options for the first nine months of fiscal 2006 was $23.7 million and the associated income tax benefit was $10.4 million for that same time period.

Restricted Stock

The Company historically has treated its restricted stock awards as having been issued and measured at fair market value on the date of grant (however, see “Review of Equity Grants and Procedures and Related Matters” for a discussion of a special committee review of equity grant matters which resulted in, among other things, the use of new measurement dates for certain grants). The restricted stock awards generally become exercisable in five equal annual installments beginning one to three years from the date of grant.

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

Changes in the Company’s restricted stock for the nine months ended November 25, 2006 were as follows:

	Number of Restricted	Weighted Average Grant-
(Shares in thousands)	Shares	Date Fair Value
Unvested restricted stock, beginning of year	1,031	$37.00
Granted	1,074	37.36
Vested	(83)	37.76
Forfeited	(99)	37.48
Unvested restricted stock, end of period	1,923	$37.14

Review of Equity Grants and Procedures and Related Matters

On June 19, 2006, the Company’s Board of Directors appointed a special committee of two independent members of the Board of Directors, with authority, among other things, to conduct an investigation with respect to the setting of exercise prices for employee stock options and related matters as the special committee deemed appropriate. The special committee retained independent legal counsel who engaged outside accounting advisors to assist with the review. This review was completed and on October 9, 2006, the special committee presented its report to the Company’s Board of Directors.

The review identified various deficiencies in the process of granting and documenting stock options and restricted shares. As a result of the deficiencies, the special committee recommended, among other things, that the Company revise the measurement dates under APB No. 25 for 16 annual option grant dates, 26 monthly grant dates and 2 special grant dates (revisions of 2 annual, 4 monthly and 1 special grant dates have no accounting impact because prices on the revised dates were lower than on the measurement dates previously recorded by the Company). As a result of these new measurement dates and the correction of various other errors relating to the accounting for equity-based compensation, the Company has determined that from fiscal year 1993 through the second quarter of fiscal 2006, it had certain unrecorded non-cash equity-based compensation charges associated with its equity-based compensation plans. The Company believes, however, that the charges from fiscal 1993 through fiscal 2005 are not material to its financial statements in any of the periods to which such charges would have related and therefore, has not recorded such charges and will not revise its historic financial statements.

The Company will, however, in accordance with the transition provisions of SAB 108, record a reclassification, within the equity section of the consolidated balance sheet to be included in its  Form 10-K for the fiscal year ending March 3, 2007, of approximately $65 million, excluding any related tax effect.  This reclassification represents the effect of the adjustment resulting from the non-cash charges discussed above that relate to fiscal 2005 and prior years.   The Company recorded a year-to-date non-cash selling, general and administrative expense charge in its consolidated statement of earnings of approximately $7.2 million in fiscal third quarter. This approximately $7.2 million pre-tax charge represents the total of the first and second quarter charges related to the impact of the revised measurement dates (and the correction of various other immaterial errors referred to above) and the applicable charge for the third quarter. The Company is reviewing any potential corporate tax implications relating to the Company’s stock option grants and restricted share awards, but believes that such matters will not have a material impact on the Company’s financial position.

The Company filed a Form 8-K dated October 10, 2006, which provides further details regarding the special committee’s review.

In addition, on December 21, 2006, subsequent to the end of the fiscal third quarter, the Company’s Board of Directors approved a program intended to protect over 1,600 employees from certain potential adverse tax consequences. These adverse tax consequences arise pursuant to Internal Revenue Code Section 409A as a result of historical deficiencies associated with some of the Company’s stock option grants that were disclosed through the Company’s stock option review. The Company anticipates it will incur a non-recurring charge in the fourth quarter of fiscal 2006 related to this program. The Company anticipates the cash payments pursuant to the program to be approximately $40 million. While the Company is currently reviewing the accounting treatment related to the program, the Company anticipates the pre-tax income statement impact in the fourth quarter to be slightly more than the cash payments, with any difference between the cash payments and the associated pre-tax expense to be recorded as an adjustment to Additional Paid-In Capital in the Shareholders’ Equity section of the Company’s Balance Sheet.  The cash outlay primarily represents payments to employees in connection with increasing the exercise prices on certain stock option grants so as to protect them from certain potential adverse tax consequences.  The Company believes it is likely the Company will recoup a substantial portion of  the anticipated cash outlay over the next several years through higher proceeds from future stock option exercises, although this recovery would not flow through the income statement.

The Company also filed a Form 8-K dated December 28, 2006 which provides further details regarding the program.

The Company continues to cooperate fully with the informal inquiry of the SEC regarding the Company’s stock option grant practices.  In addition, the Company is also cooperating fully with the United States Attorney’s office for the District of New Jersey in connection with its inquiry into such matters.

6) Shareholders’ Equity

On December 20, 2006, subsequent to the end of the fiscal third quarter, the Company announced that the Board of Directors approved a $1 billion share repurchase program, authorizing the repurchase of its common stock. The Company’s Board of Directors previously authorized repurchases of shares of its common stock in the amount of $200 million, $400 million and $350 million in January 2006, October 2005 and December 2004, respectively.

7) Earnings Per Share

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

Stock-based awards for the three and nine months ended November 25, 2006 of approximately 8.3 million and 9.1 million shares, respectively, and for the three and nine months ended November 26, 2005 of approximately 7.4 million and 4.0 million shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

8) Lines of Credit

The Company maintains two uncommitted lines of credit of $100 million and $75 million, with expiration dates of September 3, 2007 and February 28, 2007, respectively.  The Company intends to renew the $75 million line of credit prior to its expiration date. These uncommitted lines of credit are currently, and are expected to be, used for letters of credit in the ordinary course of business.  As of November 25, 2006, the Company did not have any direct borrowings under the uncommitted lines of credit.

9) Supplemental Cash Flow Information

The Company paid income taxes of $296.3 million and $256.4 million in the first nine months of fiscal 2006 and 2005, respectively.

The Company recorded an accrual for capital expenditures of $47.9 million and $45.0 million as of November 25, 2006 and November 26, 2005, respectively.

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

For the three and nine months ended November 25, 2006, the Company’s consolidated net sales increased by 11.8% and 12.1%, respectively, as compared to the corresponding periods last year. These increases in net sales were primarily attributable to the continuing BBB store expansion program and an increase in comparable store sales.  Comparable store sales for the fiscal third quarter of 2006 increased by approximately 4.6%, as compared with an increase of approximately 3.1%, for the comparable period last year.  Comparable store sales for the fiscal nine months of 2006 increased by approximately 4.8%, as compared with an increase of approximately 4.0%, for the comparable period last year.

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

The Company’s consolidated net earnings increased to $142.4 million for the three months ended November 25, 2006 compared to $134.6 million for the corresponding period last year. The Company’s consolidated net earnings, which include expenses associated with stock option accounting rules from the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) in the fiscal third quarter of 2005 and related non-comparable compensation plan changes, increased to $388.4 million for the nine months ended November 25, 2006 compared to $374.9 million for the corresponding period last year.

Beginning with the fiscal third quarter of 2006, the changes in stock option accounting and our compensation plan are comparable with prior periods.

Fiscal 2006 will be a 53 week period ending March 3, 2007.

Review of Equity Grants and Procedures and Related Matters

On June 19, 2006, the Company’s Board of Directors appointed a special committee of two independent members of the Board of Directors, with authority, among other things, to conduct an investigation with respect to the setting of exercise prices for employee stock options and related matters as the special committee deemed appropriate. The special committee retained independent legal counsel who engaged outside accounting advisors to assist with the review. This review was completed and on October 9, 2006, the special committee presented its report to the Company’s Board of Directors.

The review identified various deficiencies in the process of granting and documenting stock options and restricted shares. As a result of the deficiencies, the special committee recommended, among other things, that the Company revise the measurement dates under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” for 16 annual option grant dates, 26 monthly grant dates and 2 special grant dates (revisions of  2 annual, 4 monthly and 1 special grant dates have no accounting impact because prices on the revised dates were lower than on the measurement dates previously recorded by the Company). As a result of these new measurement dates and the correction of various other errors relating to the accounting for equity-based compensation, the Company has determined that from fiscal year 1993 through the second quarter of fiscal 2006, it had certain unrecorded non-cash equity-based compensation charges associated with its equity-based compensation plans. The Company believes, however, that the charges from fiscal 1993 through fiscal 2005 are not material to its financial statements in any of the periods to which such charges would have related and therefore, has not recorded such charges and will not revise its historic financial statements.

The Company will, however, in accordance with the transition provisions of Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” record a reclassification, within the equity section of the consolidated balance sheet to be included in its Form 10-K for the fiscal year ending March 3, 2007, of approximately $65 million, excluding any related tax effect.  This reclassification represents the effect of the adjustment resulting from the non-cash charges discussed above that relate to fiscal 2005 and prior years.  The Company recorded a year-to-date non-cash selling, general and administrative expense charge in its consolidated statement of earnings of approximately $7.2 million in fiscal third quarter. This approximately $7.2 million pre-tax charge represents the total of the first and second quarter charges related to the impact of the revised measurement dates (and the correction of various other immaterial errors referred to above), and the applicable charge for the third quarter. The Company is reviewing any potential corporate tax implications relating to the Company’s stock option grants and restricted share awards, but believes that such matters will not have a material impact on the Company’s financial position.

The Company filed a Form 8-K dated October 10, 2006, which provides further details regarding the special committee’s review.

In addition, on December 21, 2006, subsequent to the end of the fiscal third quarter, the Company’s Board of Directors approved a program intended to protect over 1,600 employees from certain potential adverse tax consequences. These adverse tax consequences arise pursuant to Internal Revenue Code Section 409A as a result of historical deficiencies associated with some of the Company’s stock option grants that were disclosed through the Company’s stock option review. The Company anticipates it will incur a non-recurring charge in the fourth quarter of fiscal 2006 related to this program. The Company anticipates the cash payments pursuant to the program to be approximately $40 million. While the Company is currently reviewing the accounting treatment related to the program, the Company anticipates the pre-tax income statement impact in the fourth quarter to be slightly more than the cash payments, with any difference between the cash payments and the associated pre-tax expense to be recorded as an adjustment to Additional Paid-In Capital in the Shareholders’ Equity section of the Company’s Balance Sheet.  The cash outlay primarily represents payments to employees in connection with increasing the exercise prices on certain stock option grants so as to protect them from certain potential adverse tax consequences.  The Company believes it is likely the Company will recoup a substantial portion of the anticipated cash outlay over the next several years through higher proceeds from future stock option exercises, although this recovery would not flow through the income statement.

The Company also filed a Form 8-K dated December 28, 2006 which provides further details regarding the program.

The Company continues to cooperate fully with the informal inquiry of the SEC regarding the Company’s stock option grant practices.  In addition, the Company is also cooperating fully with the United States Attorney’s office for the District of New Jersey in connection with its inquiry into such matters.

Derivative actions have been filed naming several officers and directors of the Company; see “Part II-Item 1.Legal Proceedings” for further information.

 Results of Operations

Net Sales

Net sales for the three months ended November 25, 2006 were approximately $1.619 billion, an increase of $170.6 million or approximately 11.8% over net sales of approximately $1.449 billion for the corresponding quarter last year.  For the nine months ended November 25, 2006, net sales were approximately $4.622 billion, an increase of $498.2 million or approximately 12.1% over net sales of approximately $4.124 billion for the corresponding nine months last year.

Approximately 62.1% and 60.4% of the increase in net sales for the three and nine months ended November 25, 2006, respectively, was attributable to an increase in the Company’s new store sales with the balance of the increase primarily attributable to the increase in comparable store sales.  Comparable store sales for the fiscal third quarter of 2006 increased by approximately 4.6%, as compared with an increase of approximately 3.1%, for the comparable period last year.  Comparable store sales for the fiscal nine months of 2006 increased by approximately 4.8%, as compared with an increase of approximately 4.0%, for the comparable period last year.  The increases in comparable store sales were due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings and a strong focus on customer service with an emphasis on responding to customer feedback.

Sales of domestics merchandise for the Company accounted for approximately 47% and 48% of net sales for the three months ended November 25, 2006 and November 26, 2005, respectively.  Sales of home furnishings and other items accounted for approximately 53% and 52% of net sales for the nine months ended November 25, 2006 and November 26, 2005, respectively.

Gross Profit

Gross profit for the three months ended November 25, 2006 was $704.1 million, or 43.5% of net sales, compared to $615.4 million, or 42.5% of net sales, for the comparable period in fiscal 2005.  Gross profit for the nine months ended November 25, 2006 was $1.972 billion, or 42.7% of net sales, compared to $1.738 billion, or 42.1% of net sales, for the comparable period in 2005. The increases in gross profit as a percentage of net sales for the three and nine months ended November 25, 2006  were driven primarily by the reduction of inventory acquisition costs attributable to the Company’s current merchandise offerings, which included an increase in purchase volume incentives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended November 25, 2006 was $492.9 million or 30.4% of net sales compared to $409.9 million or 28.3% of net sales for the three months ended November 26, 2005. SG&A as a percentage of net sales increased due to the year-to-date $7.2 million additional charge in stock-based compensation (primarily related to the impact of the revised measurement dates), increases in legal and accounting charges related to the stock option review and an increase in advertising (which includes higher paper costs and postal rates).  In addition, there were one-time benefits experienced in the prior year period for settlement of credit card litigation and certain insurance recoveries, which were not experienced in the current year period.

SG&A for the nine months ended November 25, 2006 was $1.393 billion or 30.1% of net sales compared to $1.164 billion or 28.2% of net sales for the nine months ended November 26, 2005.  SG&A as a percentage of net sales increased primarily due to increases in payroll and payroll related items due to (i) the expensing of stock options for the nine month period in fiscal 2006 compared to a three month period in fiscal 2005 due to the timing of adoption of SFAS 123R at the beginning of the third quarter of fiscal 2005; (ii) changes related to the Company’s compensation program; and (iii) the $7.2 million additional stock-based compensation charge as described above.  In addition, there were increases in occupancy costs (including common area maintenance charges and depreciation), advertising (which includes higher paper costs and postal rates) and legal and accounting charges related to the stock option review.

Operating Profit

Operating profit for the three months ended November 25, 2006 was $211.1 million, or 13.0% of net sales compared to $205.5 million, or 14.2% of net sales during the comparable period in 2005. For the nine months ended November 25, 2006, operating profit was $579.5 million, or 12.5% of net sales compared to $574.3 million, or 13.9% of net sales during the comparable period in 2005.  The decreases in operating profit as a percentage of net sales were the results of the deleverage in SG&A expenses partially offset by gross margin improvements, as described above.

Interest Income

Interest income was $10.6 million and $30.2 million for the fiscal three and nine months ended November 25, 2006, respectively, compared to $9.6 million and $24.7 million for the corresponding periods last year.  Interest income increased due to an increase in the Company’s average investment interest rate as a result of the upward trend in short term interest rates.

Income Taxes

The effective tax rate was  35.8% and 36.3% for the fiscal three and nine months ended November 25, 2006, respectively and 37.4% for the fiscal three and nine months ended November 26, 2005.  The decrease is primarily due to a reduction in the weighted average effective tax rate resulting from a change in the mix of business activity within the taxable jurisdictions in which the Company operates.

Net Earnings

As a result of the factors described above, net earnings increased to $142.4 million for the fiscal third quarter of 2006 and $388.4 million for the fiscal nine months of 2006, compared with $134.6 million and $374.9 million for the corresponding periods in 2005, respectively.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores. As a result of this program, the Company operated 795 BBB stores, 35 CTS stores and 38 Harmon stores at the end of the fiscal third quarter of 2006, compared with 726 BBB stores, 29 CTS stores and 38 Harmon stores at the end of the corresponding quarter last year.  At November 25, 2006, Company-wide total store square footage was approximately 27.3 million square feet.

The Company opened 33 BBB stores and four CTS stores during the third quarter of fiscal 2006.  Including the 54 stores opened in the fiscal nine months of 2006, the Company expects to open approximately 72 BBB stores in fiscal 2006; however, it is possible a few of these openings may occur subsequent to year-end in March 2007. Also during 2006, the Company continued the expansion and integration of its CTS and Harmon concepts, including the opening of six CTS stores for the year.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended November 25, 2006 was $217.7 million as compared with $297.4 million in the corresponding period of fiscal 2005.  This decrease is driven by working capital changes due to the increase in merchandise inventories (primarily as a result of new store space) and an increase in other current assets (due to an increase in receivables).

Inventory per square foot was $60.06 as of November 25, 2006 and $56.98 as of November 26, 2005.  The Company continues to focus on optimizing inventory productivity while maintaining appropriate in-store merchandise levels to support sales growth.

Net cash used in investing activities for the nine months ended November 25, 2006 was $187.7 million as compared with $178.9 million in the corresponding period of fiscal 2005.  The increase in net cash used in investing activities was attributable to a decrease in redemptions of investment securities and an increase in capital expenditures partially offset by a decrease in purchases of investment securities.

Net cash provided by financing activities for the nine months ended November 25, 2006 was $22.7 million as compared with $28.0 million in the corresponding period of 2005. The decrease in net cash provided by financing activities is primarily attributable to a decrease in proceeds from the exercise of stock options in the current year, partially offset by the increase in the excess tax benefit from stock-based compensation.

For fiscal 2006, the Company believes that its current operating cash flow, working capital and cash and cash equivalents on hand should be sufficient to meet its obligations in the ordinary course of business, including capital expenditures and new store openings.

On December 20, 2006, subsequent to the end of the fiscal third quarter, the Company announced that the Board of Directors approved a $1 billion share repurchase program, authorizing the repurchase of its common stock.  The Company intends to fund the program from present and expected future excess cash flows.

Seasonality

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December and generally lower in February and April.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No.123R (“SFAS No. 123R”) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In addition, the adoption of SFAS No. 123R requires additional accounting and disclosure related to income tax and cash flow effects resulting from stock-based compensation. The Company adopted SFAS No. 123R on August 28, 2005 (the “date of adoption”), the beginning of its third quarter of fiscal 2005, the year ended February 25, 2006.  While SFAS No. 123R was not required to be effective until the first annual reporting period that began after June 15, 2005, early adoption was encouraged and the Company elected to adopt before the required effective date.

The Company adopted SFAS No.123R under the modified prospective application.  Under this application, prior period amounts are not restated to include the effects of stock-based compensation. The Company will continue to comply with the disclosure requirements of SFAS No. 123R, which include the effect on net earnings and earnings per share “as reported” and as if compensation expense had been recorded for the comparable periods reported, respectively. The impact of recording stock-based compensation expense and other changes made to its overall compensation plan was approximately $.06 per diluted share for the first half of fiscal 2006.

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

Prior to the third quarter of fiscal 2005, the Company applied the provisions of Accounting Principles Board No. 25, as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” During the first half of fiscal 2005, which ended on August 27, 2005, the Company recognized compensation expense for restricted stock awards over the service period, but did not recognize compensation expense for stock options, since the Company historically has treated its stock options as having been granted at fair market value on the date of grant (however, see “Review of Equity Grants and Procedures and Related Matters” above for a discussion of a special committee review of equity grant matters which resulted in, among other things, the use of new measurement dates for certain grants).

Included in stock-based compensation for the three and nine months ended November 25, 2006 is a year-to-date non-cash charge of approximately $7.2 million, which represents the total of the first, second and third quarter charges for fiscal 2006 related to the impact of revised measurement dates (and the correction of various other immaterial errors) as a result of recommendations made by the special committee of the Board of Directors and implemented by the Company.  See “Review of Equity Grants and Procedures and Related Matters” above.

Stock-based compensation expense for the three months ended November 25, 2006 and November 26, 2005 was approximately $18.8 million ($12.1 million after tax or approximately $0.04 per diluted share) and approximately $10.5 million ($6.6 million after tax or approximately $0.02 per diluted share), respectively. Stock-based compensation expense for the nine months ended November 25, 2006 and November 26, 2005 was approximately $43.1 million ($27.4 million after tax or approximately $0.10 per diluted share) and approximately $13.5 million ($8.5 million after tax or approximately $0.03 per diluted share), respectively.  In addition, the amount of stock-based compensation cost capitalized for the nine months ended November 25, 2006 and November 26, 2005 was approximately $1.3 million and $1.1 million, respectively.

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

Under the 2004 Plan and the Prior Plans, an aggregate of 83.4 million shares of common stock were authorized for issuance. The Company generally issues new shares for stock option exercises and restricted stock awards. Under the 2004 Plan, grants are determined by the Compensation Committee for those awards granted to executive officers and by an appropriate committee for all other awards granted.

As of November 25, 2006, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards, based on the Company’s historical treatment of options and awards as having been granted at fair market value, was $107.7 million and $60.1 million, respectively, which is expected to be recognized over a weighted average period of 3.1 years and 5.2 years, respectively, (however, see “Review of Equity Grants and Procedures and Related Matters” above for a discussion of a special committee review of equity grant matters which resulted in, among other things, the use of new measurement dates for certain grants).

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the SEC issued SAB 108. SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company plans to adopt SAB 108 in its fiscal fourth quarter. The Company is currently assessing the impact of SAB 108 on its consolidated financial statements. See “Review of Equity Grants and Procedures and Related Matters” above.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN No. 48 on its consolidated financial statements.

In June 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. EITF 06-3 will not impact the method for recording these taxes in the Company’s consolidated financial statements as the Company historically has presented sales excluding these taxes.

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

Stock-Based Compensation: Prior to August 28, 2005, the Company accounted for its stock-based compensation plans under the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.”  During the first half of fiscal 2005, which ended on August 27, 2005, the Company recognized compensation expense for restricted stock awards over the service period, but did not recognize compensation expense for stock options, since the Company historically has treated its stock options as having been granted at fair market value on the date of grant (however, see “Review of Equity Grants and Procedures and Related Matters” above for a discussion of a special committee review of equity grant matters which resulted in, among other things, the use of new measurement dates for certain grants).

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

Forward-Looking Statements

This Form 10-Q may contain forward-looking statements.  Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, estimate, assume, continue, project, plan and similar words and phrases.  The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors that may be outside the Company’s control.  Such factors include, without limitation: changes in the retailing environment and consumer preferences and spending habits; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; general economic conditions; unusual weather patterns; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the cost of labor, merchandise and other costs and expenses; the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program; and matters arising out of or related to the Company’s stock option grants and procedures and related matters, including the outcome of the informal inquiry commenced by the SEC, the possibility that the SEC may not agree with all of the special committee’s findings and recommendations and may require additional or different remediation, any other proceedings which may be brought against the Company by the SEC or other governmental agencies, any matters arising out of the inquiry commenced by the United States Attorney for the District of New Jersey relating to the Company’s stock option grants, any tax implications relating to the Company’s stock option grants, the outcome of the shareholder derivative actions filed against certain of the Company’s officers and directors, and the possibility of other private litigation relating to such stock option grants and related matters. The Company does not undertake any obligation to update its forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities.  The Company’s market risks at November 25, 2006 are similar to those disclosed in Item 7a of the Company’s Form 10-K for the year ended February 25, 2006.

Item 4.  Controls and Procedures

(a)                Review of Equity Grants and Procedures and Related Matters

On June 19, 2006, the Company’s Board of Directors appointed a special committee of two independent members of the Board of Directors, with authority, among other things, to conduct an investigation with respect to the setting of exercise prices for employee stock options and related matters as the special committee deemed appropriate. The special committee retained independent legal counsel who engaged outside accounting advisors to assist with the review. This review was completed and on October 9, 2006, the special committee presented its report to the Company’s Board of Directors. Among the findings in the report were that the Company’s stock option granting process had control and other deficiencies.   The report made recommendations for improvements in the process of granting stock options and restricted share awards.

On October 9, 2006, the Board of Directors adopted the special committee’s recommendations, with such additional improvements in the Company’s stock option and restricted stock processes as the Board and special committee may approve. Company management prepared and presented to the Board an implementation plan with respect to the recommendations, which the Board approved on December 8, 2006. Certain of the recommendations were capable of immediate implementation and have been implemented. The Company expects to fully implement the recommendations during fiscal 2007.

The Company filed a Form 8-K dated October 10, 2006, which provides further details regarding the special committee’s review including certain deficiencies in controls and procedures regarding the stock option and restricted share process.

(b)               Evaluation of disclosure controls and procedures.

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of November 25, 2006 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, which took into account the items discussed above in Item 4(a), the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(c)                Changes in internal control.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, two purported derivative actions were filed in New Jersey Superior Court naming several officers and directors of the Company as defendants and making allegations concerning alleged historical options backdating practices at the Company.  Those two actions were consolidated, and a consolidated complaint was filed in late November.  Subsequently, four additional purported derivative actions have been filed, all concerning the same subject matter.  Wandel v. Eisenberg, et al., was filed on October 19, 2006 in the Supreme Court of the State of New York, County of New York; and three cases have been filed in the United States District Court for the District of New Jersey, Snowball Capital Appreciation Fund v. Eisenberg, et al.; Crowley v. Temares, et al.; and Cummings v. Temares, et al. on October 17, 2006, October 24, 2006 and October 25, 2006, respectively.  In each case the Company is a nominal defendant against which no recovery is sought.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Form 10-K for the fiscal year ended February 25, 2006 as filed with the SEC, as well as matters arising out of or related to the Company’s stock option grants and procedures and related matters, including the outcome of the informal inquiry commenced by the SEC, the possibility that the SEC may not agree with all of the special committee’s findings and recommendations and may require additional or different remediation, any other proceedings which may be brought against the Company by the SEC or other governmental agencies, any matters arising out of the inquiry commenced by the US Attorney for the District of New Jersey relating to the Company’s stock option grants, any tax implications relating to the Company’s stock option grants, the outcome of the shareholder derivative actions filed against certain of the Company’s officers and directors, and the possibility of other private litigation relating to such stock option grants and related matters.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Equity Grants and Procedures and Related Matters” and “Legal Proceedings.”  These risks could materially adversely affect the Company’s business, financial condition and results of operations. These risks are not the only risks the Company faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that the Company currently considers immaterial to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of fiscal 2006 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share	or Programs (1)	Programs (1) (2) (3)
August 27, 2006 - September 23, 2006	1,100	$37.24	1,100	1,106,099
September 24, 2006 - October 21, 2006	1,200	$38.65	1,200	1,058,158
October 22, 2006 - November 25, 2006	1,100	$40.76	1,100	1,014,673
Total	3,400	$38.84	3,400	1,014,673

(1) In October 2005, the Board of Directors approved a $400 million share repurchase program authorizing the repurchase of shares of its common stock. The Board of Directors approved a $200 million increase to this share repurchase program in January 2006. The Company was authorized to make repurchases from time to time in the open market pursuant to existing rules and regulations and other parameters approved by the Board of Directors. The shares purchased during the third quarter of fiscal 2006 indicated in this table represent only the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

(2) Excludes brokerage commissions paid by the Company.

(3) In December 2006, subsequent to the end of the fiscal third quarter, the Board of Directors approved a $1 billion share repurchase program authorizing the repurchase of shares of its common stock. This $1 billion program is not included in the table herein.

Item 6.   Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: January 4, 2007	By:	/s/ Eugene A. Castagna
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