Form 10-K
period 2007-03-03
BED BATH & BEYOND INC
filed 2007-05-02
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended March 3, 2007

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

As of August 26, 2006, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing  price on such date of such stock on the NASDAQ National Market) was $8,785,134,704.*

The number of shares outstanding of the issuer’s common stock (par value $0.01 per share) at March 31, 2007: 277,125,199.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for the 2007 Annual Meeting of Shareholders pursuant to Regulation 14A are incorporated by reference in Part III hereof.

*                    For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the  16,541,779 shares beneficially owned by directors and executive officers, including in the case of the Co-Chairmen trusts and foundations affiliated with them.  In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

PART I

Unless otherwise indicated, the term “Company” refers collectively to Bed Bath & Beyond Inc. and subsidiaries as of March 3, 2007.  The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28.  Accordingly, fiscal 2006 represented 53 weeks and ended on March 3, 2007.  Fiscal 2005 and 2004 represented 52 weeks and ended on February 25, 2006 and February 26, 2005, respectively. Unless otherwise indicated, all references herein to periods of time (e.g., quarters and years) are to fiscal periods.

ITEM 1 — BUSINESS

Introduction

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a nationwide chain of retail stores, operating under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops (“CTS”), Harmon and buybuy BABY.   The Company sells a wide assortment of merchandise principally including domestics merchandise and home furnishings as well as food, giftware, health and beauty care items and infant and toddler merchandise.   The Company believes that it is the nation’s largest operator of stores selling predominantly domestics merchandise and home furnishings while offering a breadth and depth of selection in most of its product categories that exceeds what is generally available in department stores or other specialty retail stores.

History

The Company was founded in 1971 by Leonard Feinstein and Warren Eisenberg, the Co-Chairmen of the Company. Each has more than 46 years of experience in the retail industry.

The Company commenced operations in 1971 with the opening of two stores, which primarily sold bed linens and bath accessories.  In 1985, the Company introduced its first store carrying a full line of domestics merchandise and home furnishings.  The Company began using the name “Bed Bath & Beyond” in 1987 in order to reflect the expanded product line offered by its stores and to distinguish its stores from conventional specialty retail stores offering only domestics merchandise or home furnishings. In March 2002, the Company acquired Harmon, a health and beauty care retailer, which operated 27 stores at the time located in Connecticut, New Jersey and New York. In June 2003, the Company acquired CTS, a retailer of giftware and household items, which operated 23 stores at the time located in Connecticut, Maine, Massachusetts, New Hampshire, New York and Rhode Island.

In March 2007, subsequent to the end of fiscal 2006, the Company acquired buybuy BABY, a privately held retailer of infant and toddler merchandise, which operates a total of 8 stores in Maryland, New Jersey, New York and Virginia.   See “Acquisition of buybuy BABY” below for more information.

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

Merchandise Assortment. The Company sells a wide assortment of merchandise principally including domestics merchandise and home furnishings as well as food, giftware, health and beauty care items and infant and toddler merchandise. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings includes categories such as kitchen and tabletop items, fine tabletop, basic housewares and general home furnishings. The Company encourages local store personnel to tailor the merchandise mix as appropriate to respond to changing trends and conditions. The factors taken into account in selecting the merchandise mix for a particular store include store size and configuration and local market conditions such as climate and demographics. The Company, on an ongoing basis, tests new merchandise categories and adjusts the categories of merchandise carried in its stores and may add new departments or adjust the size of existing departments as required. Additionally, the Company continues to integrate the merchandise assortments within its concepts. The Company believes that the process of adding new departments, integrating the Company’s merchandise within concepts, and expanding or reducing the size of various departments in response to changing conditions is an important part of its merchandising strategy.

Merchandise Presentation. BBB has developed a distinctive style of merchandise presentation.  Primarily all of the BBB stores have groups of related product lines presented together in separate areas of each store, creating the appearance that the store is comprised of several individual specialty stores for different product lines.  BBB believes that its format of merchandise presentation makes it easy for customers to locate products, reinforces customer perception of wide selection and communicates to customers that its stores offer a level of customer service generally associated with smaller specialty stores.

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

Customer Service. The Company places a strong focus on customer service and seeks to make shopping at its stores as pleasant and convenient as possible. Most stores are open seven days (and six evenings) a week in order to enable customers to shop at times that are convenient for them. In addition, the Company’s websites, www.bedbathandbeyond.com, www.christmastreeshops.com, www.harmondiscount.com and www.buybuybaby.com are available for customers to access 24 hours a day, seven days a week.

Suppliers

In fiscal 2006, the Company purchased its merchandise from approximately 4,600 suppliers.  In fiscal 2006, the Company’s largest supplier accounted for approximately 4% of the Company’s merchandise purchases and the Company’s 10 largest suppliers accounted for approximately 19% of such purchases.  The Company purchases substantially all of its merchandise in the United States, the majority from domestic sources and the balance from importers. The Company purchases a small amount of its merchandise directly from overseas sources.  The Company has no long-term contracts for the purchase of merchandise.  The Company believes that most merchandise, other than brand name goods, is available from a variety of sources and that most brand name goods can be replaced with comparable merchandise.

Warehousing

The Company’s merchandise displays allow a substantial amount of merchandise to be displayed on the sales floor at all times.  Merchandise not displayed on the sales floor is typically stored in warehouse space within the store. In addition, the Company maintains 13 supplemental storage locations as well as two central distribution centers. Merchandise is shipped directly to stores from vendors through a network of third party carriers, service providers and the central distribution centers.

In addition, the Company maintains two E-Service fulfillment centers.

Employees

As of March 3, 2007, the Company employed over 35,000 persons in full-time and part-time positions. The Company believes that its relations with its employees are very good and that the labor turnover rate among its management employees is lower than that generally experienced within the industry.

Seasonality

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December, and generally lower in February and April.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions. In the fifteen year period from the beginning of fiscal 1992 to the end of fiscal 2006, the Company has grown from 34 stores to 888 stores.  The Company’s 888 stores operate in 48 states, the District of Columbia and Puerto Rico, including: 815 BBB stores operating in 48 states, the District of Columbia and Puerto Rico; 34 CTS stores operating in 8 states; and 39 Harmon stores operating in 3 states.  Total square footage grew from approximately 917,000 square feet at the beginning of fiscal 1992 to approximately 27.8 million square feet at the end of fiscal 2006.  During fiscal 2006, the Company opened 74 BBB stores, 6 CTS stores and 1 Harmon store, and closed 1 BBB store and 1 CTS store, which resulted in the aggregate addition of approximately 2.3 million square feet of store space.

The Company intends to continue its expansion program and believes that the continued growth of the Company is dependent, in large part, on the success of this program.  As part of its expansion program, the Company expects to open new stores and expand existing stores as opportunities arise. The Company also continues to actively explore international expansion (including Canada).

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

Competition

The Company believes it is the preeminent retailer in its segment of the home goods industry, which is fragmented and highly competitive.  In addition, the BBB stores compete with many different types of retail stores that sell many or most of the same products. Such competitors include:  (i)   department stores, which often carry many of the same product lines as the Company’s stores but do not typically have the same depth or breadth of product selection, (ii) specialty stores, which often have a depth of product selection but typically carry only a limited portion of the product lines carried by the Company’s stores, (iii) discount and mass merchandise stores and (iv) national chains. In addition, the Company’s stores compete, to a more limited extent, with factory outlet stores that typically offer limited quantities or limited lines of quality merchandise at discount prices.

The visibility of the Company has encouraged competitors to imitate its stores’ format and methods.  Other retail chains continue to introduce new store concepts that include many of the product lines carried by the Company’s stores.  There can be no assurance that the operation of store competitors will not have a material effect on the Company.

Tradenames and Service Marks

The Company uses the nationally recognized “Bed Bath & Beyond” name and logo and the “Beyond any store of its kind” tag line as service marks in connection with retail services.  The Company has registered these marks and others, including names and logos of CTS, Harmon and buybuy BABY, with the United States Patent and Trademark Office. The Company also has registered or has applications pending with the trademark registries of several foreign countries.  Management believes that its name recognition and service marks are important elements of the Company’s merchandising strategy.

Acquisition of buybuy BABY

On March 22, 2007, subsequent to the end of fiscal 2006, the Company completed and announced the acquisition of buybuy BABY, a privately held retailer of infant and toddler merchandise, for approximately $67 million (net of cash acquired) and repayment of debt of approximately $19 million.  Based in Garden City, New York, buybuy BABY operates a total of 8 stores in Maryland, New Jersey, New York and Virginia.  The stores range in size from approximately 28,000 to 60,000 square feet and offer a broad assortment of premier infant and toddler merchandise in categories including furniture, car seats, strollers, feeding, bedding, bath, health and safety essentials, toys, learning and development products, clothing and a unique selection of seasonal and holiday products.

buybuy BABY was founded in 1996 by Richard and Jeffrey Feinstein, both of whom were previously employed by the Company, and are the sons of Leonard Feinstein, one of the Company’s Co-Chairmen. The acquisition was approved by a special committee of independent members of the Board of Directors of the Company.  The special committee retained Merrill Lynch & Co. to serve as its independent financial advisor and render a fairness opinion in connection with the transaction, as well as Chadbourne & Parke LLP to serve as independent legal counsel to oversee the acquisition negotiations. The aforementioned repayment of approximately $19 million of debt results in the retirement of all indebtedness of buybuy BABY, which debt was held by Richard and Jeffrey Feinstein (approximately $16 million) and Leonard Feinstein (approximately $3 million).  The Company’s Co-Chairmen, Leonard Feinstein and Warren Eisenberg, recused themselves from deliberations relating to the transaction.

The acquisition of buybuy BABY had no effect on the Company’s fiscal 2006 results since the transaction occurred during fiscal 2007. The Company believes the benefit of this acquisition will not have a material effect on the overall results or financial condition of the Company for fiscal 2007.

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

ITEM 1A — RISK FACTORS

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

Review of Equity Grants and Procedures and Related Matters

In June 2006, the Company’s Board of Directors appointed a special committee of independent directors with authority, among other things, to conduct an investigation with respect to the setting of exercise prices for employee stock options and related matters. The review identified various deficiencies in the process of granting and documenting stock options and restricted shares. As a result of the deficiencies, the Company revised the measurement dates for various option grants. Counsel to the special committee notified the SEC of the review. Following such self-reporting, the SEC Staff commenced an informal inquiry and the United States Attorney’s office for the District of New Jersey commenced an inquiry regarding these matters. The Company is cooperating with these inquiries.

The Company’s past stock option granting process has exposed the Company to risk factors that could have a material adverse affect on the Company’s business and financial condition, including the outcome or any other matters arising out of the inquiries commenced by the SEC or the United States Attorney’s office for the District of New Jersey; the possibility that the SEC or the United States Attorney’s office for the District of New Jersey may not agree with all of the special committee’s findings and recommendations as set forth in the Company’s Form 8-K filed October 10, 2006, and may require additional or different remediation or may bring proceedings in respect of such matters; any other proceedings which may be brought against the Company by other governmental agencies;  any tax implications relating to the Company’s stock option grants; the outcome of the shareholder derivative actions filed against certain of the Company’s officers and its directors; the possibility of other private litigation relating to such stock option grants and related matters; and other matters arising out of or related to the Company’s stock option grants and procedures and related matters.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Most of the Company’s stores are located in suburban areas of medium and large-sized cities.  These stores are situated in strip and power strip shopping centers, as well as in major off-price and conventional malls, and in free standing buildings.

The Company’s 888 stores are located in 48 states, the District of Columbia and Puerto Rico and range in size from approximately 5,000 to 100,000 square feet, but are predominantly between 20,000 square feet and 50,000 square feet.  Approximately 85% to 90% of store space is used for selling areas and the balance for warehouse, receiving and office space.

The table below sets forth the number of stores located in each state, district or territory as of March 3, 2007:

BED BATH & BEYOND STORES				CHRISTMAS TREE SHOPS STORES

Alabama	10	Nebraska	5	Connecticut	3
Alaska	1	Nevada	7	Maine	2
Arizona	18	New Hampshire	6	Massachusetts	15
Arkansas	4	New Jersey	34	New Hampshire	2
California	95	New Mexico	4	New Jersey	3
Colorado	23	New York	51	New York	6
Connecticut	13	North Carolina	24	Rhode Island	2
Delaware	1	North Dakota	2	Vermont	1
Florida	60	Ohio	34	Total	34
Georgia	23	Oklahoma	5
Idaho	6	Oregon	9	HARMON STORES
Illinois	34	Pennsylvania	27
Indiana	17	Rhode Island	3	Connecticut	2
Iowa	6	South Carolina	13	New Jersey	28
Kansas	7	South Dakota	1	New York	9
Kentucky	7	Tennessee	16	Total	39
Louisiana	10	Texas	67
Maine	5	Utah	11
Maryland	16	Vermont	2
Massachusetts	22	Virginia	23
Michigan	30	Washington	20
Minnesota	9	West Virginia	1
Mississippi	4	Wisconsin	10
Missouri	12	District of Columbia	1
Montana	3	Puerto Rico	3
		Total	815

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

In addition, the Company leases storage space in 16 locations, totaling approximately 775,000 square feet, that provide supplemental merchandise storage space and fulfillment of BBB’s E-Service activities. This space is used to supplement the warehouse facilities in the Company’s stores in proximity to these locations.  In addition, the Company also owns a distribution center of approximately 770,000 square feet.

As of March 3, 2007, the Company leased a combined total of approximately 150,000 square feet in two locations (Farmingdale, New York and South Yarmouth, Massachusetts) for its procurement and office functions. The Company purchased the Union, New Jersey corporate office location in fiscal 2006 which occupies approximately 140,000 square feet of office space at that location.

ITEM 3 — LEGAL PROCEEDINGS

Two purported derivative actions were filed in New Jersey Superior Court naming several officers and the directors of the Company as defendants and making allegations concerning alleged historical options backdating practices at the Company.  Those two actions were consolidated, and a consolidated complaint was filed in late November.  Subsequently, five additional purported derivative actions were filed, all concerning the same subject matter.  Wandel v. Eisenberg, et al., was filed on October 19, 2006 in the Supreme Court of the State of New York, County

of New York; Jamieson v. Eisenberg, et al. was filed on January 5, 2007 in the New Jersey Superior Court;  and three cases  were filed in the United States District Court for the District of New Jersey, Snowball Capital Appreciation Fund v. Eisenberg, et al.; Crowley v. Temares, et al.; and Cummings v. Temares, et al. on October 17, 2006, October 24, 2006 and October 25, 2006, respectively.  The Snowball Capital Appreciation Fund v. Eisenberg, et al. and Jamieson v. Eisenberg, et al. cases have been voluntarily dismissed. The Crowley v. Temares, et al. and Cummings v. Temares, et al. cases have purportedly been consolidated. In each case the Company is a nominal defendant against which no recovery is sought.

The Company is, in addition, party to various other legal proceedings arising in the ordinary course of business, which the Company does not believe to be material to the Company’s business or financial condition.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended March 3, 2007.

Executive Officers of the Registrant

The following table sets forth the name, age and business experience of the Executive Officers of the Registrant:

Name	Age	Positions

Warren Eisenberg	76	Co-Chairman and Director

Leonard Feinstein	70	Co-Chairman and Director

Steven H. Temares	48	Chief Executive Officer and Director

Arthur Stark	52	President and Chief Merchandising Officer

Matthew Fiorilli	50	Senior Vice President — Stores

Eugene A. Castagna	41	Chief Financial Officer and Treasurer

Warren Eisenberg is a Co-Founder of the Company and has served as Co-Chairman since 1999. He has served as a Director since 1971. Mr. Eisenberg served as Chairman from 1992 to 1999, and served as Chief Executive Officer or Co-Chief Executive Officer from 1971 to April 2003.

Leonard Feinstein is a Co-Founder of the Company and has served as Co-Chairman since 1999. He has served as a Director since 1971. Mr. Feinstein served as President from 1992 to 1999, and served as Co-Chief Executive Officer from 1971 to April 2003.

Steven H. Temares has been our Chief Executive Officer since April 2003 and has served as a Director since January 1999.  Mr. Temares was President and Chief Executive Officer from April 2003 to January 2006, President and Chief Operating Officer from 1999 to April 2003 and Executive Vice President and Chief Operating Officer from 1997 to 1999. Mr. Temares joined the Company in 1992.

Arthur Stark has been our President and Chief Merchandising Officer since January 2006.  Mr. Stark has served as Chief Merchandising Officer since 1999 and was a Senior Vice President from 1999 to 2006.  Mr. Stark joined the Company in 1977.

Matthew Fiorilli has been our Senior Vice President — Stores since January 1999.  Mr. Fiorilli joined the Company in 1973.

Eugene A. Castagna has been our Chief Financial Officer and Treasurer since January 2006. Mr. Castagna served as Assistant Treasurer from 2002 to 2006 and as Vice President - Finance from 2000 to 2006. Mr. Castagna is a certified public accountant and joined the Company in 1994.

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

	High	Low
Fiscal 2006:
1st Quarter	$40.82	$35.22
2nd Quarter	36.92	31.42
3rd Quarter	41.24	33.29
4th Quarter	43.02	38.04

	High	Low
Fiscal 2005:
1st Quarter	$40.80	$35.57
2nd Quarter	46.84	40.65
3rd Quarter	43.18	37.01
4th Quarter	43.33	35.50

The common stock is quoted through the NASDAQ National Market System under the symbol BBBY.  On March 31, 2007, there were approximately 4,000 shareholders of record of the common stock (without including individual participants in nominee security position listings).  On March 31, 2007, the last reported sale price of the common stock was $40.17.

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

The Company’s purchases of its common stock during the fourth quarter of fiscal 2006 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share	or Programs (1)	Programs (1) (2)
November 26, 2006 - December 23, 2006	1,000	$41.14	1,000	1,000,969,141
December 24, 2006 - January 20, 2007	3,964,000	$38.45	3,964,000	848,555,818
January 21, 2007 - March 3, 2007	3,519,000	$41.91	3,519,000	701,113,324
Total	7,484,000	$40.07	7,484,000	701,113,324

(1)             In December 2006, the Company announced that the Board of Directors approved a $1 billion share repurchase program, authorizing the repurchase of its common stock. The Company’s Board of Directors previously authorized repurchases of shares of its common stock in the amount of $200 million, $400 million and $350 million in January 2006, October 2005 and December 2004, respectively. The Company was authorized to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. Shares purchased indicated in this table also include the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

(2)             Excludes brokerage commissions paid by the Company.

Stock Price Performance Graph

The graph shown below compares the performance of the Company’s common stock with that of the S&P 500 Index, the S&P Specialty Retail Index and the S&P Retail Composite Index over the same period (assuming the investment of $100 in the Company’s common stock and each of the three Indexes on  March 2, 2002, and the reinvestment of all dividends).

ITEM 6 — SELECTED FINANCIAL DATA

Consolidated Selected Financial Data	Fiscal Year Ended (1)
(in thousands, except per share	March 3,		February 25,	February 26,	February 28,	March 1,
and selected operating data)	2007		2006	2005	2004 (2)	2003

Statement of Earnings Data:

Net sales	$6,617,429		$5,809,562	$5,147,678	$4,477,981	$3,665,164

Gross profit	2,835,402		2,485,748	2,186,301	1,876,664	1,518,547

Operating profit	889,401		879,171	792,414	639,343	480,057

Net earnings	594,244		572,847	504,964	399,470	302,179

Net earnings per share - Diluted (3)	$2.09		$1.92	$1.65	$1.31	$1.00

Selected Operating Data:

Number of stores open (at period end)	888		809	721	629	519

Total square feet of store space (at period end)	27,794,000		25,502,000	22,945,000	20,472,000	17,452,000

Percentage increase in comparable store sales	4.9%		4.6%	4.5%	6.3%	7.9%

Balance Sheet Data (at period end):

Working capital	$1,553,541		$1,082,399	$1,223,409	$1,199,752	$914,220

Total assets	3,959,304		3,382,140	3,199,979	2,865,023	2,188,842

Long-term debt	—		—	—	—	—

Shareholders’ equity (4)	$2,649,151	(5)	$2,262,450	$2,203,762	$1,990,820	$1,451,921

(1)             Each fiscal year represents 52 weeks, except for fiscal 2006 (ended March 3, 2007) which represents 53 weeks.

(2)             On June 19, 2003, the Company acquired Christmas Tree Shops, Inc.

(3)             The Company has not declared any cash dividends in any of the fiscal years noted above.

(4)             In fiscal 2006, 2005 and 2004, the Company repurchased approximately $301 million, $598 million and $350 million of its common stock, respectively.

(5)             The Company adopted Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” resulting in a one-time net reduction to Shareholders’ equity. See Note 2 in the Consolidated Financial Statements.

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

Net earnings for the fiscal year (fifty-three weeks) ended March 3, 2007 were $2.09 per diluted share, including a non-recurring charge relating to the Company’s remediation program intended to protect its employees from certain potential adverse tax consequences arising pursuant to Internal Revenue Code Section 409A of approximately $.07 per diluted share, exceeding fiscal 2005 (fifty-two weeks) net earnings of $1.92 per diluted share by approximately 8.9%.  Net sales for fiscal 2006 (fifty-three weeks) were approximately $6.617 billion, an increase of approximately 13.9% from the prior fiscal year (fifty-two weeks).  Contributing to this increase was the expansion of store space by 9.0%, from 25.5 million square feet at fiscal year end 2005 to 27.8 million square feet at fiscal year end 2006 and the benefit of an additional week in fiscal 2006.  The 2.3 million square feet increase was primarily the result of opening 74 BBB stores, 6 CTS stores and 1 Harmon store.

Comparable store sales for fiscal 2006 increased by approximately 4.9% as compared with an increase of approximately 4.6% and 4.5% in fiscal 2005 and 2004, respectively. Comparable store sales percentage increases are calculated based on an equivalent number of weeks for each annual period.  As of the beginning of the fiscal third quarter of 2004, CTS was included in the calculation of comparable store sales.  The fiscal 2006 increase in comparable store sales reflected a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings and a strong focus on customer service with an emphasis on responding to customer feedback.

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

On March 22, 2007, subsequent to the end of fiscal 2006, the Company completed and  announced the acquisition of buybuy BABY, a privately held retailer of infant and toddler merchandise, for approximately $67 million (net of cash acquired) and repayment of debt of approximately $19 million. Based in Garden City, New York, buybuy BABY operates a total of 8 stores in Maryland, New Jersey, New York and Virginia. The stores range in size from approximately 28,000 to 60,000 square feet and offer a broad assortment of premier infant and toddler merchandise in categories including furniture, car seats, strollers, feeding, bedding, bath, health and safety essentials, toys, learning and development products, clothing and a unique selection of seasonal and holiday products.

buybuy BABY was founded in 1996 by Richard and Jeffrey Feinstein, both of whom were previously employed by the Company, and are the sons of Leonard Feinstein, one of the Company’s Co-Chairmen. The acquisition was approved by a special committee of independent members of the Board of Directors of the Company.  The special committee retained Merrill Lynch & Co. to serve as its independent financial advisor and render a fairness opinion in connection with the transaction, as well as Chadbourne & Parke LLP to serve as independent legal counsel to oversee the acquisition negotiations. The aforementioned repayment of approximately $19 million of debt results in the retirement of all indebtedness of buybuy BABY, which debt was held by Richard and Jeffrey Feinstein (approximately $16 million) and Leonard Feinstein (approximately $3 million).  The Company’s Co-Chairmen, Leonard Feinstein and Warren Eisenberg, recused themselves from deliberations relating to the transaction.

The acquisition of buybuy BABY had no effect on the Company’s fiscal 2006 results since the transaction occurred during fiscal 2007. The Company believes the benefit of this acquisition will not have a material effect on the overall results or financial condition of the Company for fiscal 2007.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long-term objectives. The Company’s fiscal 2007 store opening program is expected to focus primarily on new BBB stores. The Company also plans to improve and grow its CTS, Harmon and buybuy BABY concepts.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (i) selected statement of earnings data of the Company expressed as a percentage of net sales and (ii) the percentage change in dollar amounts from the prior year in selected statement of earnings data:

	Fiscal Year Ended
	Percentage			Percentage Change
	of Net Sales			from Prior Year
	March 3,	February 25,	February 26,	March 3,	February 25,
	2007	2006	2005	2007	2006

Net sales	100.0%	100.0%	100.0%	13.9%	12.9%

Cost of sales	57.2	57.2	57.5	13.8	12.2

Gross profit	42.8	42.8	42.5	14.1	13.7

Selling, general and administrative expenses	29.4	27.7	27.1	21.1	15.3

Operating profit	13.4	15.1	15.4	1.2	10.9

Earnings before provision for income taxes	14.1	15.8	15.8	1.9	12.8

Net earnings	9.0	9.9	9.8	3.7	13.4

Net Sales

Net sales in fiscal 2006 (fifty-three weeks) increased $807.9 million to $6.617 billion, representing an increase of 13.9% over the $5.810 billion of net sales in fiscal 2005 (fifty-two weeks), which increased $661.9 million or 12.9% over net sales of $5.148 billion in fiscal 2004.  Approximately 52% of the increase in fiscal 2006 was attributable to an increase in the Company’s new store sales, and the balance of the increase was primarily attributable to the increase in comparable store sales and the benefit of an additional week in fiscal 2006. The additional week of sales in fiscal 2006 represented approximately 1.6% of net sales. The increase in comparable store sales for fiscal 2006 of 4.9% was due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings and a strong focus on customer service with an emphasis on responding to customer feedback.  Comparable store sales percentage increases are calculated based on an equivalent number of weeks for each annual period. For fiscal 2005, approximately 64% of the increase in net sales was attributable to an increase in the Company’s new store sales, and the balance of the increase was primarily attributable to the increase in comparable store sales.

Sales of domestics merchandise accounted for approximately 46%, 47% and 48% of net sales in fiscal 2006, 2005 and 2004, respectively, of which the Company estimates that bed linens accounted for approximately 15%, 16% and 17% of net sales in fiscal 2006, 2005 and 2004, respectively.  The remaining net sales in fiscal 2006, 2005 and 2004 of 54%, 53% and 52%, respectively, represented sales of home furnishings and other items. No other individual product category accounted for 10% or more of net sales during fiscal 2006, 2005 or 2004.

Gross Profit

Gross profit in fiscal 2006, 2005 and 2004 was $2.835 billion or 42.8% of net sales, $2.486 billion or 42.8% of net sales and $2.186 billion or 42.5% of net sales, respectively.   The increase in gross profit between fiscal 2005 and 2004 as a percentage of net sales was primarily attributable to lower inventory acquisition costs of the Company’s current merchandise offerings.

Selling, General and Administrative expenses

Selling, general and administrative expenses (“SG&A”) were $1.946 billion or 29.4% of net sales in fiscal 2006 compared to $1.607 billion or 27.7% of net sales in fiscal 2005.  The increase in SG&A as a percentage of net sales is primarily due to a non-recurring charge relating to the Company’s remediation program intended to protect its employees from certain potential adverse tax consequences arising pursuant to  Internal Revenue Code Section 409A, the expensing of stock options for twelve months in fiscal 2006 versus six months in fiscal 2005, additional stock-based compensation charges primarily related to the revised measurement dates, increased legal and accounting charges associated with the stock option review (see “Review of Equity Grants and Procedures and Related Matters”) and an increase in advertising, which includes higher paper costs and postal rates.  Lastly, there were one-time benefits experienced in fiscal 2005, such as settlement of credit card litigation and certain insurance recoveries, which the Company did not have in fiscal 2006.

SG&A as a percentage of net sales increased to 27.7% in fiscal 2005 from  27.1% in fiscal 2004, primarily due to the expensing of stock options and related changes in the compensation program reflecting the early adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SG&A in fiscal 2005 was $1.607 billion as compared to $1.394 billion in fiscal 2004.

Interest Income

Interest income in fiscal 2006, 2005 and 2004 was $43.5 million, $35.9 million and $18.8 million, respectively. Interest income increased primarily due to increases in the Company’s average investment interest rates as a result of the upward trend in short term interest rates.

Income Taxes

The effective tax rate was 36.30% for fiscal 2006, 37.40% for fiscal 2005 and 37.75% for fiscal 2004.  The decreases are primarily due to a reduction in the weighted average effective tax rate resulting from a change in the mix of the business within the taxable jurisdictions in which the Company operates. For fiscal 2007, the effective tax rate is estimated at approximately 36.30%.

EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions.  The Company also continues to actively explore international expansion (including Canada). In the fifteen year period from the beginning of fiscal 1992 to the end of fiscal 2006, the chain has grown from 34 to 888 stores. Total square footage grew from 917,000 square feet at the beginning of fiscal 1992 to 27.8 million square feet at the end of fiscal 2006.

The Company intends to continue its expansion program and currently plans to open primarily new BBB stores in fiscal 2007. The Company also plans to continue to improve and grow its CTS, Harmon and buybuy BABY concepts in fiscal 2007 (see details under “Liquidity and Capital Resources” below).  The continued growth of the Company is dependent, in large part, upon the Company’s ability to execute its expansion program successfully.

LIQUIDITY AND CAPITAL RESOURCES

The Company has been able to finance its operations, including its expansion program, through internally generated funds.  Net cash provided by operating activities in fiscal 2006 was $613.6 million, compared with $660.4 million in fiscal 2005.  The decrease in net cash provided by operating activities was principally driven by working capital changes due to the  increase in merchandise inventories (primarily as a result of new store space) and an increase in other current assets (due to the timing of prepayments), partially offset by an increase in net earnings and an increase in accrued expenses and other current liabilities (primarily due to the timing of payments).

Inventory per square foot was $54.18 as of March 3, 2007 and $51.04 as of February 25, 2006. The Company continues to focus on optimizing inventory productivity while maintaining appropriate in-store merchandise levels to support sales growth.

Net cash used in investing activities in fiscal 2006 was $397.7 million, compared with $67.6 million in fiscal 2005. The increase in net cash used in investing activities was attributable to a decrease in redemptions of investment securities and an increase in capital expenditures partially offset by a decrease in purchases of investment securities.

Net cash used in financing activities in fiscal 2006 was $250.3 million, compared with $567.3 million in fiscal 2005. The decrease in net cash used in financing activities was primarily attributable to common stock repurchased of $301 million in the current year compared to $598 million in the prior year under the Company’s stock repurchase program.

At March 3, 2007, the Company maintained two uncommitted lines of credit of $100 million and $75 million, with expiration dates of September 3, 2007 and February 28, 2008, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business.  In addition, under these uncommitted lines of credit, the Company can obtain unsecured standby letters of credit.  During fiscal 2006, the Company did not have any direct borrowings under the uncommitted lines of credit.  As of March 3, 2007, there was approximately $6.9 million of outstanding letters of credit and approximately $40.0 million of outstanding unsecured standby letters of credit, primarily for certain insurance programs.  Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates. The Company believes that during fiscal 2007, internally generated funds will be sufficient to fund its operations, including its expansion program.

The Company has contractual obligations consisting mainly of operating leases for stores, offices, warehouse facilities and equipment, and purchase obligations which the Company is obligated to pay as of March 3, 2007 as follows:

		Less than 1			After 5
(in thousands)	Total	year	1-3 years	4-5 years	years
Operating Lease Obligations	$3,195,864	$372,168	$743,317	$644,898	$1,435,481
Purchase Obligations	415,727	415,727	—	—	—
Total Contractual Obligations	$3,611,591	$787,895	$743,317	$644,898	$1,435,481

As of March 3, 2007, the Company has leased sites for 58 new stores planned for opening in fiscal 2007 or 2008, for which aggregate minimum rental payments over the term of the leases are approximately $325.0 million and are included in the table above.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. The Company adopted SAB 108 at the end of fiscal 2006. In accordance with SAB 108, the Company has adjusted beginning retained earnings for fiscal 2006 in the accompanying consolidated financial statements for the items described under “Review of Equity Grants and Procedures and Related Matters” and “Rent and Lease Accounting” below. The Company considers these adjustments to be immaterial to prior periods.

Review of Equity Grants and Procedures and Related Matters

In June 2006, the Company’s Board of Directors appointed a special committee of two independent members of the Board of Directors, with authority, among other things, to conduct an investigation with respect to the setting of exercise prices for employee stock options and related matters as the special committee deemed appropriate.  The special committee retained independent counsel who engaged outside accounting advisors to assist with the review. This review was completed and on October 9, 2006, the special committee presented its report to the Company’s Board of Directors.

The review of stock option grants and procedures identified various deficiencies in the process of granting and documenting stock options and restricted shares described below. As a result of the deficiencies, the special committee recommended, among other things, that the Company revise the measurement dates under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for 16 annual option grant dates, 26 monthly grant dates and 2 special grant dates (revisions of  2 annual, 4 monthly and 1 special grant dates have no accounting impact because prices on the revised dates were lower than on the measurement dates previously recorded by the Company). As a result of these revised measurement dates and the correction of various other errors relating to the accounting for equity-based compensation, the Company has determined that from fiscal year 1993 through fiscal 2005, it had certain unrecorded non-cash equity-based compensation charges associated with its equity-based compensation plans. The Company filed a Form 8-K dated October 10, 2006, which provides further details regarding the special committee’s review.

As a result, the Company has recorded an adjustment for unrecorded expense over the affected period (fiscal year 1993 through 2005) of $61.8 million, including related tax items.  In accordance with the provisions of SAB 108, the Company decreased beginning retained earnings for fiscal year 2006 by $61.8 million within the accompanying Consolidated Financial Statements.

The Company does not believe that the net effect of this adjustment was material, either quantitatively or qualitatively, in any of the years covered by the review. In reaching that determination, the following quantitative measures were considered:

(in thousands)			Net Adjustment, After
	Net Adjustment,	Net Income	Tax as a % of Net
Fiscal Year	After Tax	As Reported	Income As Reported
2005	$11,488	$572,847	2.01%
2004	12,493	504,964	2.47%
2003	13,607	399,470	3.41%
2002	8,600	302,179	2.85%
2001	7,391	219,599	3.37%
2000	5,272	171,922	3.07%
1999	1,340	131,229	1.02%
1998	923	97,346	0.95%
1997	405	73,142	0.55%
1996	163	55,015	0.30%
1995	56	39,459	0.14%
1994	22	30,013	0.07%
1993	2	21,887	0.01%
Total	$61,762

Rent and Lease Accounting

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the term of the lease.  In fiscal 2004, due to clarification by the Office of the Chief Accountant of the SEC, the Company changed its method of accounting to define the beginning of the lease term as the date the Company obtained possession of the leased premises.  Prior to fiscal 2004, the Company’s method of accounting defined the beginning of the lease term as the date the Company commenced lease payments.  The Company has recorded an adjustment to retained earnings and deferred rent and other liabilities to reflect these accounts as if the Company had always defined the beginning of the lease term as the date the Company obtained possession of the leased premises and to correspondingly increase deferred tax assets. The Company does not believe that the net effect of this adjustment which includes fiscal years 1993 through 2003 was material.

Impact of Adjustments

The impact of each of the items noted above, net of tax, on fiscal 2006 beginning balances are presented below:

	Review of Stock
	Option Grant	Rent &
	Practices, Including	Lease
(in thousands)	Related Tax Items	Accounting	Total
Other Assets	$11,273	$4,738	$16,011
Income Taxes Payable	(34,747)	—	(34,747)
Deferred Rent and Other Liabilities	—	(15,588)	(15,588)
Additional Paid-in Capital	(38,288)	—	(38,288)
Retained Earnings	61,762	10,850	72,612
Total	$—	$—	$—

Other Accounting Pronouncements

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

The Company adopted SFAS No.123R under the modified prospective application.  Under this application, prior period amounts are not restated to include the effects of stock-based compensation, and the Company records stock-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remained unvested at the date of adoption. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options.  The Company’s restricted stock awards are considered nonvested share awards as defined under SFAS No. 123R.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g. debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. As required by SFAS No. 158, the Company adopted the balance sheet recognition provisions at the end of fiscal 2006 on a prospective basis and will adopt the year end measurement date in fiscal 2008. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.  (See “Employee Benefit Plans,” Note 9).

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN No. 48 will have a material impact on its consolidated financial statements.

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

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 was effective for the first reporting period beginning after December 15, 2005. The adoption of FSP 13-1 did not have a material impact on the Company’s consolidated financial statements.

REVIEW OF EQUITY GRANTS AND PROCEDURES AND RELATED MATTERS

As a result of revised measurement dates for certain stock option grants, and the correction of various other errors, the Company has determined that it had certain unrecorded non-cash equity-based compensation charges related to fiscal years prior to 2006.  (See “Recent Accounting Pronouncements-Staff Accounting Bulletin No. 108”). For fiscal 2006, the Company recorded $8.2 million of expense related to the revised measurement dates.

The Company’s Board of Directors also approved a remediation program intended to protect over 1,600 employees from certain potential adverse tax consequences. These adverse tax consequences arise pursuant to Internal Revenue Code Section 409A as a result of historical deficiencies associated with certain of the Company’s stock option grants that were disclosed through the Company’s stock option review. As a result of this program, the Company made cash payments totaling approximately $30.0 million to over 1,600 employees in the fourth quarter of fiscal 2006, which resulted in a non-recurring, pre-tax stock-based compensation charge.  The cash outlay primarily represents payments to employees in connection with increasing the exercise prices on certain stock option grants so as to protect them from certain potential adverse tax consequences.  No executive officer received such payments. The Company believes it is likely the Company will recoup a substantial portion of the anticipated cash outlay over the next several years through higher proceeds from future stock option exercises, although this recovery would not flow through the income statement.

The Company also filed a Form 8-K dated December 28, 2006 which provides further details regarding the remediation program.

The Company continues to cooperate with the informal inquiry of the SEC regarding the Company’s stock option grant practices.  In addition, the Company is also cooperating with the United States Attorney’s office for the District of New Jersey in connection with its inquiry into such matters.

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

Impairment of Long-Lived Assets:  The Company reviews long-lived assets for impairment annually or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

FORWARD LOOKING STATEMENTS

This Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward looking statements as a result of many factors that may be outside the Company’s control. Such factors include, without limitation: changes in the retailing environment and consumer preferences and spending habits; demographics and other macro-economic factors that may impact the level of spending for the types of merchandise sold by the Company; general economic conditions; unusual weather patterns; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the cost of labor, merchandise and other costs and expenses; the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program; and matters arising out of or related to the Company’s stock option grants and procedures and related matters, including the outcome or any other matters arising out of the informal inquiry commenced by the SEC or the inquiry commenced by the United States Attorney’s office for the District of New Jersey, the possibility that the SEC or the United States Attorney’s office for the District of New Jersey may not agree with all of the special committee’s findings and recommendations and may require additional or different remediation or may bring proceedings in respect of such matters, any other proceedings which may be brought against the Company by other governmental agencies, any tax implications relating to the Company’s stock option grants, the outcome of the shareholder derivative actions filed against certain of the Company’s officers and its directors and the possibility of other private litigation relating to such stock option grants and related matters.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

      RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company is adverse to loss of principal and seeks to preserve its invested funds by limiting market risk. The Company’s investment securities consist of fixed rate instruments.  The Company’s investments include cash and cash equivalents of $213.4 million, short term investment securities of $774.9 million and long term investment securities of $102.7 million at weighted average interest rates as of March 3, 2007 of 5.3%, 3.8% and 4.5%, respectively.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

1)     Consolidated Balance Sheets as of March 3, 2007 and February 25, 2006

2)              Consolidated Statements of Earnings for the fiscal years ended March 3, 2007, February 25, 2006 and February 26, 2005

3)              Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 3, 2007, February 25, 2006 and February 26, 2005

4)              Consolidated Statements of Cash Flows for the fiscal years ended March 3, 2007, February 25, 2006 and February 26, 2005

5)              Notes to Consolidated Financial Statements

6)              Reports of Independent Registered Public Accounting Firm

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)

	March 3,	February 25,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$213,381	$247,697
Short term investment securities	774,881	404,113
Merchandise inventories	1,505,800	1,301,720
Other current assets	204,552	118,415

Total current assets	2,698,614	2,071,945

Long term investment securities	102,692	393,862
Property and equipment, net	929,507	738,742
Other assets	228,491	177,591

Total assets	$3,959,304	$3,382,140

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$615,156	$534,910
Accrued expenses and other current liabilities	245,267	249,092
Merchandise credit and gift card liabilities	143,737	113,514
Income taxes payable	140,913	92,030

Total current liabilities	1,145,073	989,546

Deferred rent and other liabilities	165,080	130,144

Total liabilities	1,310,153	1,119,690

Commitments and contingencies (notes 4, 8 and 10)

Shareholders’ equity:
Preferred stock—$0.01 par value; authorized—1,000 shares; no shares issued or outstanding	—	—

Common stock—$0.01 par value; authorized—900,000 shares; issued 309,750 and 306,156 shares, respectively; outstanding 277,074 and 280,990 shares, respectively	3,098	3,062
Additional paid-in capital	737,209	575,559
Retained earnings	3,153,856	2,632,224
Treasury stock, at cost	(1,249,397)	(948,395)
Accumulated other comprehensive income	4,385	—

Total shareholders’ equity	2,649,151	2,262,450

Total liabilities and shareholders’ equity	$3,959,304	$3,382,140

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

Bed Bath & Beyond Inc. and Subsidiaries

	Fiscal Year Ended
	March 3,	February 25,	February 26,
(in thousands, except per share data)	2007	2006	2005
Net sales	$6,617,429	$5,809,562	$5,147,678
Cost of sales	3,782,027	3,323,814	2,961,377
Gross profit	2,835,402	2,485,748	2,186,301
Selling, general and administrative expenses	1,946,001	1,606,577	1,393,887
Operating profit	889,401	879,171	792,414
Interest income	43,478	35,920	18,773
Earnings before provision for income taxes	932,879	915,091	811,187
Provision for income taxes	338,635	342,244	306,223
Net earnings	$594,244	$572,847	$504,964

Net earnings per share - Basic	$2.12	$1.95	$1.68
Net earnings per share - Diluted	$2.09	$1.92	$1.65

Weighted average shares outstanding - Basic	280,199	293,899	300,743
Weighted average shares outstanding - Diluted	284,956	298,973	306,642

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity
Bed Bath & Beyond Inc. and Subsidiaries

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Total
Balance at February 28, 2004	300,278	$3,003	$433,404	$1,554,413	—	$—	$—	$1,990,820
Net earnings				504,964				504,964
Shares sold under employee stock option plans, including tax benefit	2,547	25	58,104					58,129
Repurchase of common stock, including fees					(8,762)	(350,151)		(350,151)
Balance at February 26, 2005	302,825	3,028	491,508	2,059,377	(8,762)	(350,151)	—	2,203,762
Net earnings				572,847				572,847
Shares sold under employee stock option plans, including tax benefit	2,300	24	57,622					57,646
Issuance of restricted shares, net	1,031	10	(10)					—
Stock-based compensation expense			26,439					26,439
Repurchase of common stock, including fees					(16,404)	(598,244)		(598,244)
Balance at February 25, 2006	306,156	3,062	575,559	2,632,224	(25,166)	(948,395)	—	2,262,450
Net earnings				594,244				594,244
Shares sold under employee stock option plans, including tax benefit	2,603	26	61,628					61,654
Issuance of restricted shares, net	991	10	(10)					—
Stock-based compensation expense, net			61,744					61,744
Repurchase of common stock, including fees					(7,510)	(301,002)		(301,002)
Adoption of SAB 108 (Note 2)			38,288	(72,612)				(34,324)
Adoption of SFAS No. 158 (Note 9)							4,385	4,385
Balance at March 3, 2007	309,750	$3,098	$737,209	$3,153,856	(32,676)	$(1,249,397)	$4,385	$2,649,151

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Bed Bath & Beyond Inc. and Subsidiaries

	FISCAL YEAR ENDED
	March 3,	February 25,	February 26,
(in thousands)	2007	2006	2005
Cash Flows from Operating Activities:
Net earnings	$594,244	$572,847	$504,964
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	132,955	111,111	97,491
Amortization of bond premium	3,532	3,172	1,657
Stock-based compensation	52,596	26,439	—
Excess tax benefit from stock-based compensation	6,691	20,011	27,049
Deferred income taxes	(87,225)	(25,874)	4,056
Increase in assets:
Merchandise inventories	(204,080)	(149,692)	(139,694)
Trading investment securities	(2,958)	(423)	—
Other current assets	(38,241)	(23,543)	(7,350)
Other assets	(695)	(307)	(145)
Increase (decrease) in liabilities:
Accounts payable	75,883	64,892	42,517
Accrued expenses and other current liabilities	9,784	(5,742)	(12,733)
Merchandise credit and gift card liabilities	30,223	26,453	23,873
Income taxes payable	21,575	10,666	47,519
Deferred rent and other liabilities	19,348	30,425	17,827
Net cash provided by operating activities	613,632	660,435	607,031

Cash Flows from Investing Activities:
Purchase of held-to-maturity investment securities	(124,125)	(442,356)	(484,793)
Redemption of held-to-maturity investment securities	309,818	331,565	122,349
Purchase of available-for-sale investment securities	(1,443,115)	(1,524,835)	(2,414,778)
Redemption of available-for-sale investment securities	1,177,250	1,788,450	2,604,900
Capital expenditures	(317,501)	(220,394)	(181,363)
Net cash used in investing activities	(397,673)	(67,570)	(353,685)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	43,393	34,953	31,080
Excess tax benefit from stock-based compensation	14,001	2,682	—
Repurchase of common stock, including fees	(301,002)	(598,244)	(350,151)
Payment of deferred purchase price for acquisition	(6,667)	(6,667)	(6,667)
Net cash used in financing activities	(250,275)	(567,276)	(325,738)

Net (decrease) increase in cash and cash equivalents	(34,316)	25,589	(72,392)

Cash and cash equivalents:
Beginning of period	247,697	222,108	294,500
End of period	$213,381	$247,697	$222,108

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

C.             Fiscal Year

The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2006 represented 53 weeks and ended on March 3, 2007; fiscal 2005 and fiscal 2004 represented 52 weeks and ended on February 25, 2006 and February 26, 2005, respectively.

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

F.              Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g. debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company adopted SAB 108 in its fiscal fourth quarter. (See “Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” Note 2).

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. As required by SFAS No. 158, the Company adopted the balance sheet recognition provisions at the end of fiscal 2006 on a prospective basis and will adopt the year end measurement date provisions in fiscal 2008. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.  (See “Employee Benefit Plans,” Note 9).

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN No. 48 will have a material impact on its consolidated financial statements.

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

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 was effective for the first reporting period beginning after December 15, 2005. The adoption of FSP 13-1 did not have a material impact on the Company’s consolidated financial statements.

G.             Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable and certain other liabilities. The Company’s investment securities consist primarily of held-to-maturity debt securities which are stated at amortized cost and available-for-sale debt securities which are stated at their approximate fair value.  The book value of all financial instruments is representative of their fair values with the exception of investment securities (See “Investment Securities,” Note 5).

H.            Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within 5 business days, of $44.3 million and $34.9 million as of March 3, 2007 and February 25, 2006, respectively.

I.                 Investment Securities

Investment securities primarily consist of auction rate securities, U.S. Government Agency debt securities and municipal debt securities. Auction rate securities are securities with interest rates that reset periodically through an auction process.  Auction rate securities are classified as available-for-sale and are stated at cost or par value which approximates fair value due to interest rates which reset periodically, typically within 35 days.  As a result, there are no cumulative gross unrealized holding gains or losses relating to these auction rate securities.  All income from these investments is recorded as interest income.

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

K.            Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets (forty years for buildings; five to fifteen years for furniture, fixtures and equipment; and three to five years for computer equipment and software).  Leasehold improvements are amortized using the straight-line method over the lesser of their estimated useful life or the life of the lease. Depreciation expense is included within Selling, General and Administrative expenses.

The cost of maintenance and repairs is charged to earnings as incurred; significant renewals and betterments are capitalized. Maintenance and repairs amounted to $67.0 million, $54.2 million and $51.4 million for fiscal 2006, 2005 and 2004, respectively.

L.              Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Included within other assets in the accompanying consolidated balance sheets as of March 3, 2007 and February 25, 2006 is $147.6 million for goodwill and $19.9 million for the tradename of CTS, which are not subject to amortization.

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

P.              Deferred Rent

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the term of the lease beginning as of the date the Company obtained possession of the leased premises.  Deferred rent amounted to $74.9 million and $53.4 million as of March 3, 2007 and February 25, 2006, respectively.

Cash or lease incentives (“tenant allowances”) received pursuant to certain store leases are recognized on a straight-line basis as a reduction to rent over the lease term.  The unamortized portion of tenant allowances is included in deferred rent and other liabilities.  Tenant allowances amounted to $34.5 million and $21.1 million as of March 3, 2007 and February 25, 2006, respectively.

Q.            Treasury Stock

The Company’s Board of Directors has authorized repurchases of shares of its common stock for $1 billion in December 2006, for $200 million in January 2006, for $400 million in October 2005 and for $350 million in December 2004. The Company was authorized to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.  During fiscal 2006, the Company repurchased approximately 7.5 million shares of its common stock at a total cost of approximately $301 million excluding brokerage fees.  During fiscal 2005, the Company repurchased approximately 16.4 million shares of its common stock at a total cost of approximately $598 million excluding brokerage fees. During fiscal 2004, the Company repurchased approximately 8.8 million shares of its common stock at a total cost of $350 million excluding brokerage fees.

R.             Revenue Recognition

Sales are recognized upon purchase by customers at the Company’s retail stores or when shipped for products purchased from its websites.  The value of point of sale coupons and point of sale rebates that result in a reduction of the price paid by the customer are recorded as a reduction of sales. Shipping and handling fees that are billed to a customer in a sale transaction are recorded in sales.  Revenues from gift cards, gift certificates and merchandise credits are recognized when redeemed.

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

T.             Vendor Allowances

The Company receives allowances from vendors in the normal course of business for various reasons including direct cooperative advertising, purchase volume and reimbursement for other expenses.  Annual terms for each allowance include the basis for earning the allowance and payment terms which vary by agreement.  All vendor allowances are recorded as a reduction of inventory cost, except for direct cooperative advertising allowances which are specific, incremental and identifiable.  The Company recognizes purchase volume allowances as a reduction of the cost of inventory in the quarter in which milestones are achieved.  Advertising costs were reduced by direct cooperative allowances of $10.6 million, $9.4 million and $8.7 million for fiscal 2006, 2005 and 2004, respectively.

U.            Store Opening, Expansion, Relocation and Closing Costs

Store opening, expansion, relocation and closing costs, including markdowns, asset residual values and projected occupancy costs, are charged to earnings as incurred.

V.             Advertising Costs

Expenses associated with store advertising are charged to earnings as incurred. Net advertising costs amounted to $198.4 million, $158.2 million and $134.5 million for fiscal 2006, 2005 and 2004, respectively.

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

Prior to the third quarter of fiscal 2005, the Company applied the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” and complied with the disclosure requirements of SFAS 123. During the first half of fiscal 2005, which ended on August 27, 2005, the Company recognized compensation expense for restricted stock awards over the service period, but did not recognize compensation expense for stock options, since the Company historically has treated its stock options as having been granted at fair market value on the date of grant (however, see “Review of Equity Grants and Procedures and Related Matters,” Note 12 for a discussion of a special committee review of equity grant matters which resulted in, among other things, the use of revised measurement dates for certain grants). No compensation expense for stock-based awards was recognized in fiscal 2004.

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

Stock-based awards of approximately 8.6 million, 4.9 million and 2.8 million shares were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive for fiscal 2006, 2005 and 2004, respectively.

2.  STAFF ACCOUNTING BULLETIN NO. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS

As discussed under Recent Accounting Pronouncements in Note 1, in September 2006, the SEC issued SAB 108. The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. The Company adopted SAB 108 at the end of fiscal 2006. In accordance with SAB 108, the Company has adjusted beginning retained earnings for fiscal 2006 in the accompanying consolidated financial statements for the items described below. The Company considers these adjustments to be immaterial to prior periods.

Review of Equity Grants and Procedures and Related Matters

In June 2006, the Company’s Board of Directors appointed a special committee of two independent members of the Board of Directors, with authority, among other things, to conduct an investigation with respect to the setting of exercise prices for employee stock options and related matters as the special committee deemed appropriate.  The special committee retained independent counsel who engaged outside accounting advisors to assist with the review.  This review was completed and on October 9, 2006, the special committee presented its report to the Company’s Board of Directors.

The review of stock option grants and procedures identified various deficiencies in the process of granting and documenting stock options and restricted shares described below. As a result of the deficiencies, the special committee recommended, among other things, that the Company revise the measurement dates under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for 16 annual option grant dates, 26 monthly grant dates and 2 special grant dates (revisions of  2 annual, 4 monthly and 1 special grant dates have no accounting impact because prices on the revised dates were lower than on the measurement dates previously recorded by the Company). As a result of these revised measurement dates and the correction of various other errors relating to the accounting for equity-based compensation, the Company has determined that from fiscal year 1993 through fiscal 2005, it had certain unrecorded non-cash equity-based compensation charges associated with its equity-based compensation plans.

As a result, the Company has recorded an adjustment for unrecorded expense over the affected period (fiscal year 1993 through 2005) of $61.8 million, including related tax items.  In accordance with the provisions of SAB 108, the Company decreased beginning retained earnings for fiscal year 2006 by $61.8 million within the accompanying Consolidated Financial Statements.

The Company does not believe that the net effect of this adjustment was material, either quantitatively or qualitatively, in any of the years covered by the review. In reaching that determination, the following quantitative measures were considered:

(in thousands)			Net Adjustment, After
Fiscal Year	Net Adjustment, After Tax	Net Income As Reported	Tax as a % of Net Income As Reported
2005	$11,488	$572,847	2.01%
2004	12,493	504,964	2.47%
2003	13,607	399,470	3.41%
2002	8,600	302,179	2.85%
2001	7,391	219,599	3.37%
2000	5,272	171,922	3.07%
1999	1,340	131,229	1.02%
1998	923	97,346	0.95%
1997	405	73,142	0.55%
1996	163	55,015	0.30%
1995	56	39,459	0.14%
1994	22	30,013	0.07%
1993	2	21,887	0.01%
Total	$61,762

Rent and Lease Accounting

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the term of the lease.  In fiscal 2004, due to clarification by the Office of the Chief Accountant of the SEC, the Company changed its method of accounting to define the beginning of the lease term as the date the Company obtained possession of the leased premises.  Prior to fiscal 2004, the Company’s method of accounting defined the beginning of the lease term as the date the Company commenced lease payments.  The Company has recorded an adjustment to retained earnings and deferred rent and other liabilities to reflect these accounts as if the Company had always defined the beginning of the lease term as the date the Company obtained possession of the leased premises and to correspondingly increase deferred tax assets. The Company does not believe that the net effect of this adjustment which includes fiscal years 1993 through 2003 was material.

Impact of Adjustments

The impact of each of the items noted above, net of tax, on fiscal 2006 beginning balances are presented below:

(in thousands)	Review of Stock Option Grant Practices, Including Related Tax Items	Rent & Lease Accounting	Total
Other Assets	$11,273	$4,738	$16,011
Income Taxes Payable	(34,747)	—	(34,747)
Deferred Rent and Other Liabilities	—	(15,588)	(15,588)
Additional Paid-in Capital	(38,288)	—	(38,288)
Retained Earnings	61,762	10,850	72,612
Total	$—	$—	$—

3.              PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(in thousands)	March 3, 2007	February 25, 2006

Land and buildings	$112,527	$49,900
Furniture, fixtures and equipment	598,892	517,469
Leasehold improvements	651,737	528,109
Computer equipment and software	286,943	231,047
	1,650,099	1,326,525

Less: Accumulated depreciation and amortization	(720,592)	(587,783)
	$929,507	$738,742

4.              LINES OF CREDIT

At March 3, 2007, the Company maintained two uncommitted lines of credit of $100 million and $75 million, with expiration dates of September 3, 2007 and February 28, 2008, respectively.  These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business.  In addition, under these uncommitted lines of credit, the Company can obtain unsecured standby letters of credit.  During fiscal 2006, the Company did not have any direct borrowings under the uncommitted lines of credit.  As of March 3, 2007, there was approximately $6.9 million of outstanding letters of credit and approximately $40.0 million of outstanding unsecured standby letters of credit, primarily for certain insurance programs. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

At February 25, 2006, the Company maintained two uncommitted lines of credit of $100 million and $75 million.  These uncommitted lines of credit were utilized for letters of credit in the ordinary course of business.  During fiscal 2005, the Company did not have any direct borrowings under the uncommitted lines of credits.  As of February 25, 2006, there was approximately $11.5 million of outstanding letters of credit and approximately $33.7 million of outstanding unsecured standby letters of credit, primarily for certain insurance programs.

5.              INVESTMENT SECURITIES

The Company’s investment securities consist of held-to-maturity U.S. Government Agency debt securities and municipal debt securities, which are stated at amortized cost; available-for-sale auction rate securities, which are stated at cost or par value which approximates fair value; and trading securities, which are stated at fair market value. The securities as of March 3, 2007 and February 25, 2006 are as follows:

(in millions)	March 3, 2007	February 25, 2006
Held-to-maturity securities:
Short term	$393.5	$291.6
Long term	102.7	393.9
	496.2	685.5
Available-for-sale securities:
Short term	378.0	112.1
Long term	—	—
	378.0	112.1
Trading Securities:
Short term	3.4	0.4
Total investment securities	$877.6	$798.0

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

As of March 3, 2007, the fair value of short term and long term held-to-maturity securities were $393.0 million  and $102.5 million, respectively. As of February 25, 2006, the fair value of short term and long term held-to-maturity securities were $289.8 million and $390.0 million, respectively.

As of March 3, 2007 and February 25, 2006, the Company had gross unrecognized holding losses of $1.3 million and $5.6 million, respectively, relating to held-to-maturity investment securities with fair values totaling $405.8 million and $678.8 million, respectively. As of March 3, 2007, $361.0 million of these investment securities have been in a continuous unrecognized loss position for more than 12 months.  Unrecognized holding losses typically will not result in a recognized expense if the underlying securities are held to maturity as intended.  Gross unrecognized holding gains relating to held-to-maturity investment securities were approximately $0.6 million  as of March 3, 2007 and were not material as of February 25, 2006. As of March 3, 2007 and February 25, 2006, the Company had no cumulative unrecognized holding gains or losses relating to its available-for-sale investment securities.

6.     PROVISION FOR INCOME TAXES

The components of the provision for income taxes are as follows:

	FISCAL YEAR ENDED
(in thousands)	March 3, 2007	February 25, 2006	February 26, 2005
Current:
Federal	$375,800	$331,930	$271,061
State and local	50,060	36,188	31,106
	425,860	368,118	302,167

Deferred:
Federal	(81,067)	(24,681)	2,715
State and local	(6,158)	(1,193)	1,341
	(87,225)	(25,874)	4,056
	$338,635	$342,244	$306,223

At March 3, 2007 and February 25, 2006, included in other current assets and in other assets is a net current deferred income tax asset of $119.4 million and $71.5 million, respectively, and a net noncurrent deferred income tax asset of $58.5 million and $8.2 million, respectively.  These amounts represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities consist of the following:

(in thousands)	March 3, 2007	February 25, 2006

Deferred Tax Assets:
Inventories	$28,751	$29,859
Deferred rent and other rent credits	42,643	29,130
Insurance	36,398	26,404
Stock-based compensation	46,696	9,547
Merchandise credits and gift card liabilities	42,731	9,103
Other	30,600	25,656
Deferred Tax Liabilities:
Depreciation	(33,360)	(37,986)
Other	(16,566)	(12,004)
	$177,893	$79,709

The Company has not established a valuation allowance for the net deferred tax asset as it is considered more likely than not that it is realizable through a combination of future taxable income, the deductibility of future net deferred tax liabilities and tax planning strategies.

For fiscal 2006, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 3.06% and other income tax benefits of 1.76%. For fiscal 2005, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 2.49% and other income tax benefits of 0.09%. For fiscal 2004, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00% and the State income tax rate, net of Federal benefit, of 2.60% and other income tax effects of 0.15%.

7.              TRANSACTIONS AND BALANCES WITH RELATED PARTIES

A.           In fiscal 2002, the Company had an interest in certain life insurance policies on the lives of its Co-Chairmen and their spouses.  The beneficiaries of these policies were related to the aforementioned individuals.  The Company’s interest in these policies was equivalent to the net premiums paid by the Company.  Since the Company is no longer permitted to pay policy premiums due to restrictions in the Sarbanes-Oxley Act of 2002, the agreements relating to the Company’s interest in the life insurance policies on the lives of its Co-Chairmen and their spouses were terminated in fiscal 2003. Upon termination in fiscal 2003, the Co-Chairmen paid to the Company $5.4 million, representing the total amount of premiums paid by the Company under the agreements and the Company was released from its contractual obligation to make substantial future premium payments.  In order to confer a benefit to its Co-Chairmen in substitution for the aforementioned terminated agreements, the Company has agreed to pay to the Co-Chairmen, at a future date, an aggregate amount of $4.2 million, which is included in accrued expenses and other current liabilities as of March 3, 2007 and February 25, 2006.

B.             In fiscal 2006, 2005 and 2004, the Company leased office and retail space from entities controlled by

management of CTS.   Through November 15, 2004, the Company leased warehouse and office space from an entity controlled by management of Harmon.  The Company paid such entities occupancy costs of approximately $6.3 million, $6.5 million and $6.9 million in fiscal 2006, 2005 and 2004, respectively.

C.             Subsequent to fiscal year end, the Company acquired buybuy BABY from Richard and Jeffrey Feinstein, both of whom were previously employed by the Company, and are the sons of Leonard Feinstein, one of the Company’s Co-Chairmen. (See “Subsequent Event,” Note 13).

8.              LEASES

The Company leases retail stores, as well as warehouses, office facilities and equipment, under agreements expiring at various dates through 2042.  Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial in fiscal 2006, 2005 and 2004), scheduled rent increases and renewal options.  The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

As of March 3, 2007, future minimum lease payments under noncancelable operating leases are as follows:

Fiscal Year	Amount
(in thousands)
2007	$372,168
2008	379,091
2009	364,226
2010	338,374
2011	306,524
Thereafter	1,435,481
Total future minimum lease payments	$3,195,864

Expenses for all operating leases were $355.7 million, $322.0 million and $288.9 million for fiscal 2006, 2005 and 2004, respectively.

9.              EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company has two defined contribution savings plans covering all eligible employees of the Company (“the Plans”).  During fiscal 2006, a 401(k) savings plan, which was frozen effective December 31, 2003, was merged into one of the Plans. Participants of the Plans may defer annual pre-tax compensation subject to statutory and Plan limitations.  Effective January 1, 2006, a certain percentage of an employee’s contributions, will be matched by the Company, subject to certain statutory and Plan limitations.  This match will vest over a specified period of time. The Company contributed approximately $4.8 million and $0.5 million for fiscal 2006 and 2005, respectively. For fiscal 2004,  the Company did not make a material contribution to the Plans, as the match was not yet effective.

Nonqualified Deferred Compensation Plan

Effective January 1, 2006, the Company adopted a nonqualified deferred compensation plan for the benefit of employees defined by the Internal Revenue Service as highly compensated. A certain percentage of an employee’s contributions may be matched by the Company, subject to certain Plan limitations.  This match will vest over a specified period of time. The Company did not make any contributions to the plan during fiscal 2006 and 2005.

Defined Benefit Plan

The Company has a non-contributory defined benefit pension plan for the CTS employees, hired on or before July

31, 2003,  who meet specified age and length-of-service requirements.  The benefits are based on years of service and the employee’s compensation near retirement.  The Company utilizes a December 31 measurement date for this plan.  In fiscal 2006, the Company adopted SFAS No. 158 on a prospective basis. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. For the years ended March 3, 2007 and February 25, 2006, the net periodic pension cost was not material to the Company’s results of operations.  The Company has a $1.1 million and $7.1 million liability, which is included in deferred rent and other liabilities as of March 3, 2007 and February 25, 2006, respectively. In addition, as of March 3, 2007, the Company recognized $4.4 million, net of the related tax benefit, within accumulated other comprehensive income.

10.       COMMITMENTS AND CONTINGENCIES

The Company maintains employment agreements with its Co-Chairmen, which extend through June 2007.  The agreements provide for a base salary (which may be increased by the Board of Directors), termination payments, post-retirement benefits and other terms and conditions of employment.  In addition, the Company maintains employment agreements with other executives which provide for severance pay and, in some instances, certain other supplemental retirement benefits.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

11.       SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of $388.4 million, $338.7 million and $229.0 million in fiscal 2006, 2005 and 2004, respectively.

The Company recorded an accrual for capital expenditures of $53.9 million, $49.6 million and $30.1 million as of March 3, 2007, February 25, 2006 and February 26, 2005, respectively.

12.       STOCK-BASED COMPENSATION

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

Prior to the third quarter of fiscal 2005, the Company applied the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” During the first half of fiscal 2005, which ended on August 27, 2005, the Company recognized compensation expense for restricted stock awards over the service period, but did not recognize compensation expense for stock options, since the Company historically has treated its stock options as having been granted at fair market value on the date of grant (however, see “Review of Equity Grants and Procedures and Related Matters” for a discussion of a special committee review of equity grant matters which resulted in, among other things, the use of revised measurement dates for certain grants).

The following table details the effect on net earnings and earnings per share “as reported” and as if compensation expense had been recorded through the end of the second quarter of fiscal 2005, and in fiscal 2004, based on the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation” (“pro forma”). The reported and pro forma net earnings and earnings per share for the year ended March 3, 2007 are the same since stock-based compensation expense is calculated under the provisions of SFAS No. 123R for those periods.

	February 25,	February 26,
(in thousands, except per share data)	2006	2005
NET EARNINGS:
As reported	$572,847	$504,964
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(31,415)	(34,686)
Add: Total stock-based employee compensation expense included in net earnings, net of related tax effects	16,008	—
Pro forma	$557,440	$470,278
NET EARNINGS PER SHARE:
Basic:
As reported	$1.95	$1.68
Pro forma	$1.90	$1.56
Diluted:
As reported	$1.92	$1.65
Pro forma	$1.87	$1.55

Stock-based compensation expense for the fiscal year ended March 3, 2007 and February 25, 2006 was approximately $82.6 million, ($52.6 million after tax or $0.18 per diluted share) and approximately $25.6 million ($16.0 million after tax or $0.05 per diluted share), respectively.  Stock-based compensation expense for the fiscal year ended March 3, 2007, includes expenses related to the cash payment of $30.0 million to remediate potential adverse tax consequences for Internal Revenue Code Section 409A and approximately $8.2 million related to the revised measurement dates (See “Review of Equity Grants and Procedures and Related Matters” below).   In addition, the amount of stock-based compensation cost capitalized as of March 3, 2007 and February 25, 2006 was approximately $1.7 million and $0.9 million, respectively.

Review of Equity Grants and Procedures and Related Matters

In June 2006, the Company’s Board of Directors appointed a special committee of two independent members of the Board of Directors, with authority, among other things, to conduct an investigation with respect to the setting of exercise prices for employee stock options and related matters as the special committee deemed appropriate. The special committee retained independent legal counsel who engaged outside accounting advisors to assist with the review. This review was completed and on October 9, 2006, the special committee presented its report to the Company’s Board of Directors.

The review identified various deficiencies in the process of granting and documenting stock options and restricted shares. As a result of these deficiencies, the special committee recommended, among other things, revised measurement dates for certain stock option grants.  The exercise price for most of these stock option grants was less than the fair market value of the Company’s common stock on the revised measurement date.

As a result of these revised measurement dates, and the correction of various other errors, the Company has determined that it had certain unrecorded non-cash equity-based compensation charges related to fiscal years prior to 2006.  (See “Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” Note 2).

The Company’s Board of Directors also approved a remediation program intended to protect over 1,600 employees from certain potential adverse tax consequences. These adverse tax consequences arise pursuant to Internal Revenue Code Section 409A as a result of historical deficiencies associated with certain of the Company’s stock option grants that were disclosed through the Company’s stock option review. As a result of this program, the Company made cash payments totaling approximately $30.0 million to over 1,600 employees in the fourth quarter of fiscal 2006, which resulted in a non-recurring, pre-tax stock-based compensation charge.   The cash outlay primarily represents payments to employees in connection with increasing the exercise prices on certain stock option grants so as to protect them from certain potential adverse tax consequences.  No executive officer received such payments. The Company believes it is likely the Company will recoup a substantial portion of the anticipated cash outlay over the next several years through higher proceeds from future stock option exercises, although this recovery would not flow through the income statement.

The Company continues to cooperate with the informal inquiry of the SEC regarding the Company’s stock option grant practices.  In addition, the Company is also cooperating with the United States Attorney’s office for the District of New Jersey in connection with its inquiry into such matters.

Incentive Compensation Plans

During fiscal 2004, in anticipation of adopting SFAS No. 123R, the Company revised its overall approach to compensation for its employees, including stock-based compensation, and adopted the Bed Bath & Beyond 2004 Incentive Compensation Plan (the “2004 Plan”). The 2004 Plan is a flexible compensation plan that enables the Company to offer incentive compensation through stock options, stock appreciation rights, restricted stock awards and performance awards, including cash awards. As a result, during fiscal 2006 and fiscal 2005, awards consisting of a combination of stock options and performance-based restricted stock were granted to executive officers and other executives and awards consisting of restricted stock were granted to the Company’s other employees who traditionally have received stock options. Awards of stock options and restricted stock generally vest in five equal annual installments beginning one to three years from the date of grant.

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

As of March 3, 2007, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards, based on the Company’s historical treatment of options and awards as having been granted at fair market value, was $71.9 million and $56.2 million, respectively, which is expected to be recognized over a weighted average period of 3.1 years and 4.9 years, respectively (however, see “Review of Equity Grants and Procedures and Related Matters” for a discussion of a special committee review of equity grant matters which resulted in, among other things, the use of revised measurement dates for certain grants).

Stock Options

The Company historically has treated its stock options as having been granted at fair market value on the date of grant  (however, see “Review of Equity Grants and Procedures and Related Matters” for a discussion of a special committee review of equity grant matters which resulted in, among other things, the use of revised measurement dates for certain grants). The option grants generally become exercisable in five equal annual installments beginning one to three years from the date of grant. Option grants for stock options issued prior to May 10, 2004 expire ten years after the date of grant. Option grants for stock options issued since May 10, 2004 expire eight years after the date of grant. All option grants are non-qualified.

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	FISCAL YEAR ENDED
		February 25,	February 26,
Black-Scholes Valuation Assumptions(1)	March 3, 2007	2006	2005
Weighted Average Expected Life (in years)(2)	6.3	6.1	6.1
Weighted Average Expected Volatility(3)	25.00%	25.00%	42.00%
Weighted Average Risk Free Interest Rates(4)	4.95%	4.02%	3.89%
Expected Dividend Yield	—	—	—

(1)             Beginning on the date of adoption, forfeitures are estimated based on historical experience; prior to the date of adoption, forfeitures were recorded as they occurred.

(2)             The expected life of stock options is estimated based on historical experience.

(3)             The expected volatility for fiscal 2006 and 2005 is estimated based on implied volatility. For fiscal 2004, the expected volatility was estimated based on historical and current financial data for the Company.

(4)             Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the fiscal year ended March 3, 2007 were as follows:

		Weighted
	Number of	Average
(Shares in thousands)	Stock Options	Exercise Price
Options outstanding, beginning of year	22,589	$27.01
Granted	550	38.52
Exercised	(2,603)	16.63
Forfeited or expired	(700)	35.82
Options outstanding, end of year	19,836	$29.99
Options exercisable, end of year	11,016	$25.61

The weighted average fair value for the stock options granted in fiscal 2006, fiscal 2005 and fiscal 2004 was $14.24, $12.71 and $17.16, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of March 3, 2007 was 4.6 years and $192.7 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of March 3, 2007 was 4.1 years and $155.5 million, respectively. The total intrinsic value for stock options exercised during fiscal 2006, fiscal 2005 and fiscal 2004 was $58.8 million, $60.7 million and $71.7 million, respectively.

Net cash proceeds from the exercise of stock options for fiscal 2006 was $43.4 million and the associated income tax benefit was $20.7 million for that same time period.

Restricted Stock

The Company historically has treated its restricted stock awards as having been issued and measured at fair market value on the date of grant (however, see “Review of Equity Grants and Procedures and Related Matters” for a discussion of a special committee review of equity grant matters which resulted in, among other things, the use of revised measurement dates for certain grants). The restricted stock awards generally become exercisable in five equal annual installments beginning one to three years from the date of grant.

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

Changes in the Company’s restricted stock for the fiscal year ended March 3, 2007 were as follows:

	Number of	Weighted Average
	Restricted	Grant-Date Fair
(Shares in thousands)	Shares	Value
Unvested restricted stock, beginning of year	1,031	$37.00
Granted	1,120	37.55
Vested	(91)	37.81
Forfeited	(129)	37.42
Unvested restricted stock, end of year	1,931	$37.25

13.  SUBSEQUENT EVENT

On March 22, 2007, subsequent to the end of fiscal 2006, the Company completed and announced the acquisition of buybuy BABY, a privately held retailer of infant and toddler merchandise, for approximately $67 million (net of cash acquired) and repayment of debt of approximately $19 million.  Based in Garden City, New York, buybuy BABY operates a total of 8 stores in Maryland, New Jersey, New York and Virginia.  The stores range in size from approximately 28,000 to 60,000 square feet and offer a broad assortment of premier infant and toddler merchandise in categories including furniture, car seats, strollers, feeding, bedding, bath, health and safety essentials, toys, learning and development products, clothing and a unique selection of seasonal and holiday products.

buybuy BABY was founded in 1996 by Richard and Jeffrey Feinstein, both of whom were previously employed by the Company, and are the sons of Leonard Feinstein, one of the Company’s Co-Chairmen. The acquisition was approved by a special committee of independent members of the Board of Directors of the Company.  The special committee retained Merrill Lynch & Co. to serve as its independent financial advisor and render a fairness opinion in connection with the transaction, as well as Chadbourne & Parke LLP to serve as independent legal counsel to oversee the acquisition negotiations. The aforementioned repayment of approximately $19 million of debt results in the retirement of all indebtedness of buybuy BABY, which debt was held by Richard and Jeffrey Feinstein (approximately $16 million) and Leonard Feinstein (approximately $3 million).  The Company’s Co-Chairmen, Leonard Feinstein and Warren Eisenberg, recused themselves from deliberations relating to the transaction.

The acquisition of buybuy BABY had no effect on the Company’s fiscal 2006 results since the transaction occurred during fiscal 2007. The Company believes the benefit of this acquisition will not have a material effect on the overall results or financial condition of the Company for fiscal 2007.

14.                               SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	FISCAL 2006 QUARTER ENDED				FISCAL 2005 QUARTER ENDED
	May 27,	August 26,	November 25,	March 3,	May 28,	August 27,	November 26,	February 25,
(in thousands, except per share data)	2006	2006	2006	2007	2005	2005	2005	2006
Net sales	$1,395,963	$1,607,239	$1,619,240	$1,994,987	$1,244,421	$1,431,182	$1,448,680	$1,685,279
Gross profit	590,098	678,249	704,073	862,982	520,781	601,784	615,363	747,820
Operating profit	148,750	219,622	211,134	309,895	150,884	217,877	205,493	304,917
Earnings before provision for income taxes	158,409	229,550	221,777	323,143	157,992	225,882	215,048	316,169
Provision for income taxes	57,978	84,015	79,341	117,301	59,089	84,480	80,428	118,247
Net earnings	$100,431	$145,535	$142,436	$205,842	$98,903	$141,402	$134,620	$197,922
EPS-Basic(1)	$0.36	$0.52	$0.51	$0.74	$0.34	$0.48	$0.45	$0.68
EPS-Diluted(1)	$0.35	$0.51	$0.50	$0.72	$0.33	$0.47	$0.45	$0.67

(1)             Net earnings per share (“EPS”) amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Bed Bath & Beyond Inc.:

We have audited the accompanying consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries as of March 3, 2007 and February 25, 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended March 3, 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bed Bath & Beyond Inc. and subsidiaries as of March 3, 2007 and February 25, 2006, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended March 3, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” as well as changed their method for quantifying errors based on SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bed Bath & Beyond Inc. and subsidiaries’ internal control over financial reporting as of March 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 2, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Short Hills, New Jersey
May 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
Bed Bath & Beyond Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Bed Bath & Beyond Inc. and subsidiaries maintained effective internal control over financial reporting as of March 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bed Bath & Beyond Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Bed Bath & Beyond Inc. and subsidiaries maintained effective internal control over financial reporting as of March 3, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Bed Bath & Beyond Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries as of March 3, 2007 and February 25, 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows and the related financial statement schedule for each of the fiscal years in the three-year period ended March 3, 2007, and our report dated May 2, 2007 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP
Short Hills, New Jersey
May 2, 2007

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

On October 9, 2006, the Board of Directors adopted the special committee’s recommendations, with such additional improvements in the Company’s stock option and restricted stock processes as the Board and special committee may approve. Company management prepared and presented to the Board an implementation plan with respect to the recommendations, which the Board approved on December 8, 2006. Certain of the recommendations were capable of immediate implementation and have been implemented, including the grant of all equity grants for new hires, promotions or other events on the same fixed date each month (or the following trading day should such date fall on a weekend or holiday). The Company expects to fully implement the recommendations during fiscal 2007. Though not required by the recommendations, this implementation will also include the granting of annual grants on the same fixed date each year (or the following trading day should such date fall on a weekend or holiday).

The Company filed a Form 8-K dated October 10, 2006, which provides further details regarding the special committee’s review including certain deficiencies in controls and procedures regarding the stock option and restricted share process.

(b) Disclosure Controls and Procedures

Based on their evaluation as of March 3, 2007, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(c) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Our management assessed the effectiveness of our internal control over financial reporting as of March 3, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of March 3, 2007, our internal control over financial reporting is effective based on these criteria.

(d) Attestation Report of the Independent Registered Public Accounting Firm

KPMG LLP issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

(e) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 3, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)          Directors of the Company

Information relative to Directors of the Company is set forth under the section captioned “Election of Directors” in the Proxy Statement and is incorporated herein by reference.

(b)         Executive Officers of the Company

Information with respect to Executive Officers of the Company is set forth immediately following Item 4 of Part I.

(c)    Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned “Section 16(a) Beneficial Ownership Compliance” in the Proxy Statement and is incorporated herein by reference.

(d)   Information on our audit committee and the audit committee financial expert is contained in the Proxy Statement under the section captioned “Audit Committee” and is incorporated herein by reference.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The Equity Plan Compensation Information required by this item is included below; all other information required by this item is incorporated herein by reference from the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders.

The following table provides certain information as of March 3, 2007 with respect to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by shareholders (1)

Stock Options	17,958,356	$29.40	22,245,315

Equity compensation plans not approved by shareholders (2)

Stock Options	1,877,489	35.72

Total (3)	19,835,845	$29.99	22,245,315

(1)             These plans consist of the Company’s 1992, 1996, 1998 and 2000 Stock Option Plans and the 2004 Incentive Compensation Plan. Upon adoption of the 2004 Incentive Compensation Plan, the common stock available under the Company’s 1992, 1996, 1998 and 2000 Stock Option Plans became available for issuance under the 2004 Incentive Compensation Plan.

(2)             This plan consists of the Company’s 2001 Stock Option Plan. Upon adoption of the 2004 Incentive Compensation Plan, the common stock available for issuance under the 2001 Stock Option Plan became available for issuance under the 2004 Incentive Compensation Plan and therefore has been approved by the shareholders.

(3)             Any shares of common stock that are subject to awards of options or stock appreciation rights under the 2004 Incentive Plan shall be counted against the aggregate number of shares of common stock that may be issued. Any shares of common stock that are subject to awards other than options or stock appreciation rights shall be counted against this limit as 1.80 shares for every share granted.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)                Consolidated Financial Statements of Bed Bath & Beyond Inc. and subsidiaries are incorporated under Item 8 of this Form 10-K.

(a) (2)                Financial Statement Schedules

For the Years Ended March 3, 2007, February 25, 2006 and February 26, 2005.

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

Signature	Capacity	Date

/s/ Warren Eisenberg	Co-Chairman and Director	May 2, 2007
Warren Eisenberg

/s/ Leonard Feinstein	Co-Chairman and Director	May 2, 2007
Leonard Feinstein

/s/ Steven H. Temares	Chief Executive Officer	May 2, 2007
Steven H. Temares	and Director

/s/ Eugene A. Castagna	Chief Financial Officer	May 2, 2007
Eugene A. Castagna	and Treasurer

/s/ Dean S. Adler	Director	May 2, 2007
Dean S. Adler

/s/ Stanley Barshay	Director	May 2, 2007
Stanley Barshay

	Director	May 2, 2007
Klaus Eppler

/s/ Jordan Heller	Director	May 2, 2007
Jordan Heller

/s/ Robert S. Kaplan	Director	May 2, 2007
Robert S. Kaplan

/s/ Victoria A. Morrison	Director	May 2, 2007
Victoria A. Morrison

/s/ Fran Stoller	Director	May 2, 2007
Fran Stoller

Bed Bath & Beyond Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Fiscal Years Ended March 3, 2007, February 25, 2006 and February 26, 2005
(amounts in millions)

Column A	Column B	Column C	Column C	Column D	Column E

	Balance at	Additions	Additions	Adjustments	Balance at
	Beginning of	Charged to	Charged to	and/or	End of
Description	Period	Income	Other Accounts (a)	Deductions	Period
Sales Returns and Allowance

Year Ended:
March 3, 2007	$13.3	$371.0	$—	$369.2	$15.1
February 25, 2006	11.9	332.8	—	331.4	13.3
February 26, 2005	10.7	295.0	—	293.8	11.9

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
10.5*

Employment Agreement between the Company and Steven H. Temares (dated as of December 1, 1994) (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended February 28, 1998)

10.6*

Form of Employment Agreement between the Company and the Chief Merchandising Officer and Senior Vice President and Senior Vice President — Stores (dated as of December 1, 1994) (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended February 28, 1998)

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

10.22*	Employment Agreement between the Company and Eugene A. Castagna (dated as of March 1, 2000) (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended February 28, 2004)
10.23*	Company’s 2004 Incentive Compensation Plan (incorporated by reference to Exhibit B to the Registrant’s Proxy Statement dated May 28, 2004)
10.24*	Form of Standard Stock Option Agreement dated as of May 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 29, 2004)
10.25*	Form of Stock Option Agreement under 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 28, 2004)
10.26*	Form of Restricted Stock Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 28, 2005)

10.27*	Performance-Based Form of Restricted Stock Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 28, 2005)
10.28*	Form of Stock Option Agreement under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended August 27, 2005)
10.29*	Company’s Nonqualified Deferred Compensation Plan (effective January 1, 2006) (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated January 5, 2006)
10.30*

Supplemental Executive Retirement Benefit Agreement between the Company and Steven H. Temares, dated as of January 11, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 13, 2006)

10.31**	Addendum to Stock Option Agreements for Warren Eisenberg, Leonard Feinstein and Steven H. Temares, dated as of December 27, 2006
10.32**	Addendum to Stock Option Agreements for Eugene A. Castagna, Matthew Fiorilli and Arthur Stark dated December 28, 2006
21**	Subsidiaries of the Company
Commission File No. 33-1
23**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

*                    This is a management contract or compensatory plan or arrangement.

**             Filed herewith.