Form 10-Q
period 2007-06-02
BED BATH & BEYOND INC
filed 2007-07-11
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 2, 2007

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at June 2, 2007
Common Stock - $0.01 par value	271,346,564

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	June 2,	March 3,
	2007	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$183,131	$213,381
Short term investment securities	512,022	774,881
Merchandise inventories	1,558,478	1,505,800
Other current assets	274,795	204,552

Total current assets	2,528,426	2,698,614

Long term investment securities	74,937	102,692
Property and equipment, net	954,620	929,507
Other assets	310,657	228,491

Total assets	$3,868,640	$3,959,304

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$608,982	$615,156
Accrued expenses and other current liabilities	244,612	245,267
Merchandise credit and gift card liabilities	151,547	143,737
Current income taxes payable	67,866	140,913

Total current liabilities	1,073,007	1,145,073

Deferred rent and other liabilities	170,274	165,080
Income taxes payable	124,465	—

Total liabilities	1,367,746	1,310,153

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock $0.01 par value; authorized - 900,000 shares; issued 311,091 and 309,750 shares, respectively; outstanding 271,347 and 277,074 shares, respectively	3,111	3,098
Additional paid-in capital	760,476	737,209
Retained earnings	3,271,605	3,153,856
Treasury stock, at cost; 39,744 and 32,676 shares, respectively	(1,538,612)	(1,249,397)
Accumulated other comprehensive income	4,314	4,385

Total shareholders’ equity	2,500,894	2,649,151

Total liabilities and shareholders’ equity	$3,868,640	$3,959,304

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	June 2,	May 27,
	2007	2006

Net sales	$1,553,293	$1,395,963

Cost of sales	907,184	805,865

Gross profit	646,109	590,098

Selling, general and administrative expenses	491,718	441,348

Operating profit	154,391	148,750

Interest income	9,890	9,659

Earnings before provision for income taxes	164,281	158,409

Provision for income taxes	59,634	57,978

Net earnings	$104,647	$100,431

Net earnings per share - Basic	$0.38	$0.36
Net earnings per share - Diluted	$0.38	$0.35

Weighted average shares outstanding - Basic	273,564	280,202
Weighted average shares outstanding - Diluted	278,249	285,153

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	June 2,	May 27,
	2007	2006

Cash Flows from Operating Activities:

Net earnings	$104,647	$100,431
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	37,339	30,775
Amortization of bond premium	671	1,037
Stock-based compensation	10,022	12,977
Excess tax benefit from stock-based compensation	545	1,204
Deferred income taxes	(15,551)	(10,425)
(Increase) decrease in assets, net of effect of acquisition:
Merchandise inventories	(38,169)	(89,328)
Trading investment securities	(1,418)	(754)
Other current assets	(26,783)	(14,503)
Other assets	13	(6)
Increase (decrease) in liabilities, net of effect of acquisition:
Accounts payable	12,180	38,419
Accrued expenses and other current liabilities	(2,736)	(8,555)
Merchandise credit and gift card liabilities	4,270	6,529
Income taxes payable	28,913	6,660
Deferred rent and other liabilities	3,674	7,583

Net cash provided by operating activities	117,617	82,044

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	—	(97,194)
Redemption of held-to-maturity investment securities	94,666	55,715
Purchase of available-for-sale investment securities	(315,780)	(396,175)
Redemption of available-for-sale investment securities	512,475	267,450
Capital expenditures	(76,523)	(78,722)
Payment for acquisition, net of cash acquired	(85,893)	—

Net cash provided by (used in) investing activities	128,945	(248,926)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	9,720	6,229
Excess tax benefit from stock-based compensation	2,683	1,508
Repurchase of common stock, including fees	(289,215)	(757)

Net cash (used in) provided by financing activities	(276,812)	6,980

Net decrease in cash and cash equivalents	(30,250)	(159,902)

Cash and cash equivalents:

Beginning of period	213,381	247,697
End of period	$183,131	$87,795

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements, except for the March 3, 2007 consolidated balance sheet, have been prepared without audit.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of June 2, 2007 and March 3, 2007 and the results of its operations and its cash flows for the three months ended June 2, 2007 and May 27, 2006, respectively.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by U.S. generally accepted accounting principles.  Reference should be made to Bed Bath & Beyond Inc.’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007 for additional disclosures, including a summary of the Company’s significant accounting policies and subsequently filed Forms 8-K.

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December and generally lower in February and April.

2) Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g. debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial statements.

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

3) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within 5 business days, of $49.2 million and $44.3 million as of June 2, 2007 and March 3, 2007, respectively.

4) Property and Equipment

As of June 2, 2007 and March 3, 2007, included in property and equipment, net is accumulated depreciation and amortization of $757.4 million and $720.6 million, respectively.

5) Stock-Based Compensation

The Company records stock-based compensation under the provisions of  SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. The Company adopted SFAS No. 123R on August 28, 2005 (the “date of adoption”), under the modified prospective application. Under this application, the Company records stock-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remained unvested at the date of adoption. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options. The Company’s restricted stock awards are considered nonvested share awards as defined under SFAS No. 123R.

The Company recorded stock-based compensation expense of $10.0 million ($6.4 million after tax or $0.02 per diluted share) and $13.0 million ($8.2 million after tax or $0.03 per diluted share) for the first quarter of 2007 and 2006, respectively. In addition, the amount of stock-based compensation cost capitalized for the first quarter of 2007 and 2006 was approximately $0.3 million and $0.4 million, respectively.

Incentive Compensation Plans

The Company currently grants awards under the Bed Bath & Beyond 2004 Incentive Compensation Plan (the “2004 Plan”). The 2004 Plan is a flexible compensation plan that enables the Company to offer incentive compensation through stock options, stock appreciation rights, restricted stock awards and performance awards, including cash awards.

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

Under the 2004 Plan and the Prior Plans, an aggregate of 83.4 million shares of common stock were authorized for issuance. The Company generally issues new shares for stock option exercises and restricted stock awards. Under the 2004 Plan, grants are determined by the Compensation Committee for those awards granted to executive officers and other key executives and by an appropriate committee for all other awards granted.

As of June 2, 2007, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards, based on the Company’s historical treatment of options and awards as having been granted at fair market value, was $72.4 million and $86.6 million, respectively, which is expected to be recognized over a weighted average period of 3.2 years and 5.3 years, respectively.

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

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.  Approximately 0.6 million options were granted during the first quarter of fiscal 2007.

	THREE MONTHS ENDED
Black-Scholes Valuation Assumptions (1)	June 2, 2007	May 27, 2006

Weighted Average Expected Life (in years)(2)	6.43	6.33
Weighted Average Expected Volatility(3)	25.00%	25.00%
Weighted Average Risk Free Interest Rates (4)	4.58%	4.95%
Expected Dividend Yield	—	—

(1) Forfeitures are estimated based on historical experience.

(2) The expected life of stock options is estimated based on historical experience.

(3) The expected volatility is estimated based on implied volatility.

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the three months ended June 2, 2007 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	19,836	$29.99
Granted	550	41.12
Exercised	(533)	18.23
Forfeited or expired	(236)	36.35
Options outstanding, end of period	19,617	$30.55
Options exercisable, end of period	12,938	$27.13

The weighted average fair value for the stock options granted through the first three months of fiscal 2007 and fiscal 2006 was $15.07 and $14.24, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of June 2, 2007 was 4.57 years and $196.9 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of June 2, 2007 was 4.05 years and $173.8 million, respectively. The total intrinsic value for stock options exercised during the first three months of fiscal 2007 and fiscal 2006 was $12.0 million and $7.4 million, respectively.

Net cash proceeds from the exercise of stock options were $9.7 million and $6.2 million and the associated income tax benefits were $3.2 million and $2.7 million for first quarter of 2007 and 2006, respectively.

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

Vesting of restricted stock awarded to all executive officers and  certain of the Company’s other executives is dependent on the Company’s achievement of a performance-based test for the fiscal year of grant, and assuming achievement of the performance-based test, time vesting, subject, in general, to the executive remaining in the Company’s employ on specified vesting dates. The Company recognizes compensation expense related to these awards based on the assumption that the performance-based test will be achieved. Vesting of restricted stock awarded to the Company’s other employees is based solely on time vesting.

Changes in the Company’s restricted stock for the three months ended June 2, 2007 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant- Date Fair Value
Unvested restricted stock, beginning of period	1,931	$37.25
Granted	866	41.10
Vested	(132)	37.44
Forfeited	(56)	37.40
Unvested restricted stock, end of period	2,609	$38.51

Review of Equity Grants and Procedures and Related Matters

As described in a Form 8-K dated October 10, 2006, in June 2006, the Company’s Board of Directors appointed a special committee of independent directors to carry out a review with respect to the setting of exercise prices for employee stock options and  related matters.  The review identified various deficiencies in the process of granting and documenting stock options and restricted shares, as a result of which the measurement dates for various grants were revised.  As a consequence, as described in the Company’s Form 10-K for fiscal 2006, the Company (i) recorded an adjustment for unrecorded expense over the affected period (fiscal year 1993 through 2005) of $61.8 million, and pursuant to Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements,” decreased beginning retained earnings for fiscal 2006 by such amount, and (ii) recorded $8.2 million of expense for fiscal 2006.  As described in a Form 8-K dated December 28, 2006 and the Company’s 2006 Form 10-K, the Company’s  Board of Directors also approved during fiscal 2006 a remediation program intended to protect over 1,600 employees from certain potential adverse tax consequences arising under Section 409A of the Internal Revenue Code.  No executive officers received any payments under such remediation program.  The Company continues to cooperate with the inquiries of the SEC and United States Attorney’s office for the District of New Jersey regarding the Company’s stock option grant practices.

6) Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for  Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). The Company adopted FIN 48 on March 4, 2007. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. FIN 48 also provided guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Upon adoption of FIN 48, the Company recognized a $13.1 million increase to retained earnings to reflect the change to its liability for unrecognized tax benefits as required.  The Company also recorded additional unrecognized tax benefits, and corresponding higher deferred tax assets of $35.6 million as a result of the adoption. At March 4, 2007 the total amount of gross unrecognized tax benefits was $163.3 million, of which $119.9 million would impact the Company’s effective tax rate.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes.  As of March 4, 2007, the liability for gross unrecognized tax benefits included approximately $27.5 million of interest.

The Company files income tax returns in the United States and various state and local jurisdictions.  The Company is currently under examination by the Internal Revenue Service for tax years 2001 through 2005.  The Company is also open to examination for state and local jurisdictions with varying statutes of limitations, ranging from three to five years.

The Company anticipates that any adjustments to unrecognized tax benefits which will impact income tax expense, due to the settlement of audits and the expiration of statutes of limitations, will not exceed $6 million in the next 12 months. However, actual results could differ from those currently anticipated.

During the first quarter of 2007, additional reserves for tax uncertainties totaling approximately $2.3 million and additional interest totaling approximately $2.6 million were provided by the Company.  As of June 2, 2007, the Company has recorded approximately $42.0 million and $124.5 million of unrecognized tax benefits in current and non-current income taxes payable, respectively, on the consolidated balance sheet.

7) Shareholders’ Equity

The Company’s Board of Directors has authorized repurchases of shares of its common stock for $1 billion in December 2006, for $200 million in January 2006, for $400 million in October 2005 and for $350 million in December 2004, or $1.95 billion in total.  The Company was authorized to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company also purchases shares of its common stock to cover employee related taxes withheld on vested restricted shares. During the fiscal first quarter of 2007, the Company repurchased approximately 7.1 million shares of its common stock for an aggregate price of approximately $289 million, bringing the aggregate total of common stock repurchased to 39.7 million shares for an aggregate price of $1.5 billion since the initial authorization in December 2004.

8) Earnings Per Share

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

Stock-based awards of approximately 6.5 million and 8.2 million shares were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive for the three months ended June 2, 2007 and May 27, 2006, respectively.

9) Lines of Credit

At June 2, 2007, the Company maintained two uncommitted lines of credit of $100 million and $75 million, with expiration dates of September 3, 2007 and February 28, 2008, respectively.  These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business.  As of June 2, 2007, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

10) Supplemental Cash Flow Information

The Company paid income taxes of $39.1 million and $59.6 million in the first three months of fiscal 2007 and 2006, respectively.

The Company recorded an accrual for capital expenditures of $31.0 million and $27.5 million as of June 2, 2007 and May 27, 2006, respectively.

11)  Acquisition

On March 22, 2007, the Company completed and announced the acquisition of buybuy BABY, a privately held retailer of infant and toddler merchandise, for approximately $67 million (net of cash acquired) and repayment of debt of approximately $19 million. Based in Garden City, New York, buybuy BABY operates a total of 8 stores in Maryland, New Jersey, New York and Virginia. The stores range in size from approximately 28,000 to 60,000 square feet and offer a broad assortment of premier infant and toddler merchandise in categories including furniture, car seats, strollers, feeding, bedding, bath, health and safety essentials, toys, learning and development products, clothing and a unique selection of seasonal and holiday products.

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

The results of buybuy BABY’s operations have been included in the consolidated financial statements since the date of acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a nationwide chain of retail stores, operating under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops (“CTS”), Harmon and buybuy BABY (See “Acquisition”, Note 11).  The Company sells a wide assortment of merchandise principally including domestics merchandise and home furnishings as well as food, giftware, health and beauty care items and infant and toddler merchandise.  The Company’s objective is to be a customer’s first choice for products and services in the categories offered, in the markets in which the Company operates.

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

For the three months ended June 2, 2007, the Company’s consolidated net sales increased by 11.3% as compared to the corresponding period last year. This increase in net sales was primarily attributable to the continuing BBB store expansion program, an increase in comparable store sales and the recent acquisition of buybuy BABY.  Comparable store sales for the fiscal three months of 2007 increased by approximately 1.6%, as compared with an increase of approximately 4.9%, for the comparable period last year.

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

For the three months ended June 2, 2007, the Company’s earning per share increased to $0.38 per diluted share as compared to $0.35 per diluted share for the corresponding period last year.

Fiscal 2007 will be a 52 week period ending March 1, 2008.

Review of Equity Grants and Procedures and Related Matters

As described in a Form 8-K dated October 10, 2006, in June 2006, the Company’s Board of Directors appointed a special committee of independent directors to carry out a review with respect to the setting of exercise prices for employee stock options and  related matters.  The review identified various deficiencies in the process of granting and documenting stock options and restricted shares, as a result of which the measurement dates for various grants were revised.  As a consequence, as described in the Company’s Form 10-K for fiscal 2006, the Company (i) recorded an adjustment for unrecorded expense over the affected period (fiscal year 1993 through 2005) of $61.8 million, and pursuant to Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements,” decreased beginning retained earnings for fiscal 2006 by such amount, and (ii) recorded $8.2 million of expense for fiscal 2006.  As described in a Form 8-K dated December 28, 2006 and the Company’s 2006 Form 10-K, the Company’s  Board of Directors also approved during fiscal 2006 a remediation program intended to protect over 1,600 employees from certain potential adverse tax consequences arising under Section 409A of the Internal Revenue Code.  No executive officers received any payments under such remediation program.  The Company continues to cooperate with the inquiries of the SEC and United States Attorney’s office for the District of New Jersey regarding the Company’s stock option grant practices.

Results of Operations

Net Sales

Net sales for the three months ended June 2, 2007 were approximately $1.553 billion, an increase of $157.3 million or approximately 11.3% over net sales of approximately $1.396 billion for the corresponding quarter last year.

Approximately 58.8% of the increase in net sales for the three months ended June 2, 2007 was attributable to an increase in the Company’s new store sales, 15.8% of the increase was attributable to buybuy BABY (acquired on March 22, 2007), and the balance of the increase was primarily attributable to the increase in comparable store sales.  The increase in comparable store sales for the fiscal three months of 2007 was 1.6%, as compared with an increase of approximately 4.9% for the comparable period last year.  The Company believes the decrease in comparable store sales percentage versus the same period last year is primarily due to the challenging retailing environment related to the home.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 45% and 55% of net sales, respectively, for the three months ended June 2, 2007.  The sales of domestics merchandise and home furnishings accounted for approximately 47% and 53% of net sales, respectively, for the three months ended May 27, 2006.

Gross Profit

Gross profit for the three months ended June 2, 2007 was $646.1 million or 41.6% of net sales compared with $590.1 million or 42.3% of net sales for the three months ended May 27, 2006.  The decrease in gross profit as a percentage of net sales for the three months ended June 2, 2007 was primarily attributable to an increase in inventory acquisition costs, a shift in the merchandise mix sold and a heightened promotional environment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended June 2, 2007 was $491.7 million or 31.7% of net sales compared with $441.3 million or 31.6% of net sales for the three months ended May 27, 2006.  SG&A as a percentage of net sales increased for the three months ended June 2, 2007 compared to May 27, 2006 due primarily to a relative increase in advertising expense, although the number of advertising events remained consistent.  This was partially offset by relative decreases in payroll and payroll-related items, as well as store pre-opening expenses.

Operating Profit

Operating profit for the three months ended June 2, 2007 increased to $154.4 million, or 9.9% of net sales, compared to $148.8 million, or 10.7% of net sales, during the comparable period in 2006. The decrease in operating profit as a percentage of net sales was a result of the deleverage in the gross margin and SG&A expenses.

Interest Income

Interest income was $9.9 million for the fiscal three month period of 2007 compared to $9.7 million for the corresponding period last year.  Interest income remained relatively flat as a result of increases in the Company’s average interest rate offset by a decrease in the cash balance due to share repurchases and the acquisition of buybuy BABY.

Income Taxes

The effective tax rate was 36.3% for the fiscal three month period of 2007 and 36.6% for the fiscal three month period of 2006. The 2007 first quarter tax expense includes a favorable $3.3 million adjustment primarily from changing the blended state tax rate on deferred tax assets.

The Company expects that FIN 48 may, over time, create more volatility in the effective tax rate from quarter to quarter because the Company is required each quarter to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net Earnings

As a result of the factors described above, net earnings increased to $104.6 million for the fiscal three month period of 2007 compared with $100.4 million for the fiscal three month period of 2006.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores. As a result of this program, the Company operated 821 BBB stores, 35 CTS stores and  39 Harmon stores at the end of the fiscal first quarter of 2007, compared with 751 BBB stores, 30 CTS stores and 38 Harmon stores at the end of the corresponding quarter last year.  Additionally, the Company acquired 8 buybuy BABY stores as of March 22, 2007.  At June 2, 2007, Company-wide total store square footage was approximately 28.3 million square feet.

The Company opened 6 BBB stores and 1 CTS store during the first quarter of fiscal 2007.  Including the stores opened during the first quarter, the Company plans to open approximately 70 BBB stores and 5 CTS stores in fiscal 2007.  The Company also plans to continue to improve and grow its Harmon and buybuy BABY concepts in fiscal 2007.  The continued growth of the Company is dependent, in large part, upon the Company’s ability to execute its expansion program successfully.

Liquidity and Capital Resources

The Company has been able to finance its operations, including its expansion program, through internally generated funds. Net cash provided by operating activities for the three months ended June 2, 2007 was $117.6 million as compared with $82.0 million in the corresponding period of fiscal 2006. The increase in net cash provided by operating activities was principally driven by working capital changes primarily due to a favorable change in merchandise inventories partially offset by an unfavorable change in accounts payable, and an increase in income taxes payable (primarily due to the timing of payments).

Inventory per square foot was $55.08 as of June 2, 2007 and $53.87 as of May 27, 2006.  The Company continues to focus on optimizing inventory productivity while maintaining appropriate in-store merchandise levels to support sales growth.

Net cash provided by investing activities for the three months ended June 2, 2007 was $128.9 million as compared with net cash used of $248.9 million in the corresponding period of fiscal 2006.  The decrease in net cash used in investing activities was primarily attributable to an increase in the redemptions of investment securities and a decrease in the purchase of investment securities partially offset by the acquisition of buybuy BABY.

Net cash used in financing activities for the three months ended June 2, 2007 was $276.8 million as compared with $7.0 million of net cash provided by financing activities, in the corresponding period of 2006. The net cash used in financing activities was primarily attributable to common stock repurchases of $289.2 million.

Seasonality

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December and generally lower in February and April.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for

Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g. debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial statements.

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

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of our Fiscal 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 2, 2007 and incorporated by reference herein.  There were no changes to our critical accounting policies except as follows.

Inventory Valuation:  Merchandise inventories continue to be stated at the lower of cost or market.  Inventory costs for buybuy BABY, acquired in March 2007, are calculated using the first-in, first-out cost method.

Income Taxes:  During the first quarter of fiscal 2007, the Company adopted FIN 48.  Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities.

The Company expects that FIN 48 may, over time, create more volatility in the effective tax rate from quarter to quarter because the Company is required each quarter to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities.  The Company’s market risks at June 2, 2007 are similar to those disclosed in Item 7a of the Company’s Form 10-K for the year ended March 3, 2007.

Item 4.  Controls and Procedures

(a)                Review of Equity Grants and Procedures and Related Matters

In June 2006, the Company’s Board of Directors appointed a special committee of independent directors to conduct an investigation with respect to the setting of exercise prices for employee stock options and related matters. Among the committee’s findings were that the Company’s stock option granting process had control and other deficiencies.  The committee’s report made recommendations for improvements in the process of granting stock options and restricted share awards.

On October 9, 2006, the Board of Directors adopted the special committee’s recommendations, with such additional improvements in the Company’s stock option and restricted stock processes as the Board and special committee may approve. Company management prepared and presented to the Board an implementation plan with respect to the recommendations, which the Board approved on December 8, 2006.  Substantially all of the recommendations have been implemented and the Company expects to fully implement the recommendations during fiscal 2007.

The Company filed a Form 8-K dated October 10, 2006, which provides further details regarding the special committee’s review including certain deficiencies in controls and procedures regarding the stock option and restricted share process.

(b)               Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of June 2, 2007 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, which took into account the items discussed above in Item 4(a), the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(c)                Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Two purported derivative actions were filed in New Jersey Superior Court naming several officers and the directors of the Company as defendants and making allegations concerning alleged historical options backdating practices at the Company. Those two actions were consolidated, and a consolidated complaint was filed in late November 2006. Subsequently, five additional purported derivative actions were filed, all concerning the same subject matter. Wandel v. Eisenberg, et al., was filed on October 19, 2006 in the Supreme Court of the State of New York, County of New York; Jamieson v. Eisenberg, et al. was filed on January 5, 2007 in the New Jersey Superior Court; and three cases were filed in the United States District Court for the District of New Jersey, Snowball Capital Appreciation Fund v. Eisenberg, et al.; Crowley v. Temares, et al.; and Cummings v. Temares, et al. on October 17, 2006, October 24, 2006 and October 25, 2006, respectively. The Snowball Capital Appreciation Fund v. Eisenberg, et al. and Jamieson v. Eisenberg, et al. cases have been voluntarily dismissed. The Crowley v. Temares, et al. and Cummings v. Temares, et al. cases have purportedly been consolidated. During the fiscal first quarter, the Wandel v. Eisenberg, et al case was dismissed by the Supreme Court of the State of New York, but the plaintiff in the case has filed a notice of appeal. In each case the Company is a nominal defendant against which no recovery is sought.

The Company is, in addition, party to various other legal proceedings arising in the ordinary course of business, which the Company does not believe to be material to the Company’s business or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Form 10-K for the fiscal year ended March 3, 2007 as filed with the SEC, as well as matters arising out of or related to the Company’s stock option grants and procedures and related matters, including the outcome of the informal inquiry commenced by the SEC, the possibility that the SEC may not agree with all of the special committee’s findings and recommendations and may require additional or different remediation, any other proceedings which may be brought against the Company by the SEC or other governmental agencies, any matters arising out of the inquiry commenced by the US Attorney for the District of New Jersey relating to the Company’s stock option grants, any tax implications relating to the Company’s stock option grants, the outcome of the shareholder derivative actions filed against certain of the Company’s officers and directors, and the possibility of other private litigation relating to such stock option grants and related matters. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Equity Grants and Procedures and Related Matters” and “Legal Proceedings.”  These risks could materially adversely affect the Company’s business, financial condition and results of operations. These risks are not the only risks the Company faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that the Company currently considers immaterial to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of fiscal 2007 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased(1)	Paid per Share	or Programs (1)	Programs (1) (2)
March 4, 2007 - March 31, 2007	8,000	$40.04	8,000	700,791,092
April 1, 2007 - April 28, 2007	2,636,000	$41.27	2,636,000	592,022,385
April 29, 2007 - June 2, 2007	4,430,000	$40.65	4,430,000	411,948,604
Total	7,074,000	$40.88	7,074,000	411,948,604

(1) In December 2006, the Company announced that the Board of Directors approved a $1 billion share repurchase program, authorizing the repurchase of its common stock.  The Company's Board of Directors previously authorized repurchases of shares of its common stock in the amount of $200 million, $400 million and $350 million in January 2006, October 2005 and December 2004, respectively.  The Company was authorized to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.  Shares purchased indicated in this table also include the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

(2) Excludes brokerage commissions paid by the Company.

Item 6.   Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: July 11, 2007	By:	/s/ Eugene A. Castagna
Eugene A. Castagna
Chief Financial Officer and
Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Employment Agreement between the Company and Warren Eisenberg (dated May 31, 2007).

10.2	Employment Agreement between the Company and Leonard Feinstein (dated June 4, 2007).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.