Form 10-Q
period 2007-09-01
BED BATH & BEYOND INC
filed 2007-10-09
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 1, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at September 1, 2007
Common Stock - $0.01 par value	264,821,273

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	September 1,	March 3,
	2007	2007
Assets
Current assets:
Cash and cash equivalents	$122,963	$213,381
Short term investment securities	460,771	774,881
Merchandise inventories	1,602,677	1,505,800
Other current assets	288,621	204,552

Total current assets	2,475,032	2,698,614

Long term investment securities	32,152	102,692
Property and equipment, net	994,344	929,507
Other assets	316,203	228,491

Total assets	$3,817,731	$3,959,304

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$649,052	$615,156
Accrued expenses and other current liabilities	255,904	245,267
Merchandise credit and gift card liabilities	151,557	143,737
Current income taxes payable	49,518	140,913

Total current liabilities	1,106,031	1,145,073

Deferred rent and other liabilities	175,107	165,080
Income taxes payable	115,926	—

Total liabilities	1,397,064	1,310,153

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued 311,281 and 309,750 shares, respectively; outstanding 264,821 and 277,074 shares, respectively	3,113	3,098
Additional paid-in capital	772,420	737,209
Retained earnings	3,418,613	3,153,856
Treasury stock, at cost; 46,460 and 32,676 shares, respectively	(1,777,723)	(1,249,397)
Accumulated other comprehensive income	4,244	4,385

Total shareholders’ equity	2,420,667	2,649,151

Total liabilities and shareholders’ equity	$3,817,731	$3,959,304

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	September 1,	August 26,	September 1,	August 26,
	2007	2006	2007	2006

Net sales	$1,767,716	$1,607,239	$3,321,009	$3,003,202

Cost of sales	1,035,558	928,990	1,942,742	1,734,855

Gross profit	732,158	678,249	1,378,267	1,268,347

Selling, general and administrative expenses	511,121	458,627	1,002,839	899,975

Operating profit	221,037	219,622	375,428	368,372

Interest income	6,717	9,928	16,607	19,587

Earnings before provision for income taxes	227,754	229,550	392,035	387,959

Provision for income taxes	80,746	84,015	140,380	141,993

Net earnings	$147,008	$145,535	$251,655	$245,966

Net earnings per share - Basic	$0.55	$0.52	$0.93	$0.88
Net earnings per share - Diluted	$0.55	$0.51	$0.92	$0.86

Weighted average shares outstanding - Basic	266,069	280,567	269,817	280,385
Weighted average shares outstanding - Diluted	269,531	284,654	273,890	284,903

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	September 1,	August 26,
	2007	2006
Cash Flows from Operating Activities:
Net earnings	$251,655	$245,966
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	75,177	62,603
Amortization of bond premium	1,123	2,007
Stock-based compensation	20,562	24,287
Excess tax benefit from stock-based compensation	470	1,775
Deferred income taxes	(30,227)	(20,135)
Increase in assets, net of effect of acquisition:
Merchandise inventories	(82,369)	(120,202)
Trading investment securities	(2,117)	(1,392)
Other current assets	(31,180)	(20,792)
Other assets	(312)	(291)
Increase (decrease) in liabilities, net of effect of acquisition:
Accounts payable	51,824	68,734
Accrued expenses and other current liabilities	8,556	(1)
Merchandise credit and gift card liabilities	4,280	9,996
Income taxes payable	2,027	(34,107)
Deferred rent and other liabilities	8,437	15,275

Net cash provided by operating activities	277,906	233,723

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	—	(124,124)
Redemption of held-to-maturity investment securities	188,669	138,011
Purchase of available-for-sale investment securities	(644,330)	(670,425)
Redemption of available-for-sale investment securities	841,305	471,665
Capital expenditures	(153,296)	(135,760)
Payment for acquisition, net of cash acquired	(85,893)	—

Net cash provided by (used in) investing activities	146,455	(320,633)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	10,576	10,225
Excess tax benefit from stock-based compensation	2,971	4,504
Repurchase of common stock, including fees	(528,326)	(855)
Payment of deferred purchase price for acquisition	—	(6,667)

Net cash (used in) provided by financing activities	(514,779)	7,207

Net decrease in cash and cash equivalents	(90,418)	(79,703)

Cash and cash equivalents:

Beginning of period	213,381	247,697
End of period	$122,963	$167,994

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of September 1, 2007 and March 3, 2007 and the results of its operations for the three and six months ended September 1, 2007 and August 26, 2006, respectively, and its cash flows for the six months ended September 1, 2007 and August 26, 2006, respectively.

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

3) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within 5 business days, of $66.5 million and $44.3 million as of September 1, 2007 and March 3, 2007, respectively.

4) Property and Equipment

As of September 1, 2007 and March 3, 2007, $795.2 million and $720.6 million, respectively, of accumulated depreciation and amortization is included in property and equipment, net.

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

The Company recorded stock-based compensation expense of $10.5 million ($6.8 million after tax or $0.03 per diluted share) and $20.6 million ($13.2 million after tax or $0.05 per diluted share) for the three and six months ended September 1, 2007, respectively. The Company recorded stock-based compensation expense of $11.3 million ($7.2 million after tax or $0.03 per diluted share) and $24.3 million ($15.4 million after tax or $0.05 per diluted share) for the three and six months ended August 26, 2006, respectively. In addition, the amount of stock-based compensation cost capitalized for the six months ended September 1, 2007 and August 26, 2006 was approximately $0.6 million and $0.9 million, respectively.

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

As of September 1, 2007, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards, based on the Company’s historical treatment of options and awards as having been granted at fair market value, was $63.7 million and $86.5 million, respectively, which is expected to be recognized over a weighted average period of 3.1 years and 5.2 years, respectively.

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

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. No options were granted during the second quarter of fiscal 2007.

	Six Months Ended
Black-Scholes Valuation Assumptions (1)	September 1, 2007	August 26, 2006

Weighted Average Expected Life (in years) (2)	6.43	6.33
Weighted Average Expected Volatility (3)	25.00%	25.00%
Weighted Average Risk Free Interest Rates (4)	4.58%	4.95%
Expected Dividend Yield	—	—

(1) Forfeitures are estimated based on historical experience.

(2) The expected life of stock options is estimated based on historical experience.

(3) The expected volatility is estimated based on implied volatility.

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the six months ended September 1, 2007 were as follows:

		Weighted Average
(Shares in thousands)	Number of Stock Options	Exercise Price
Options outstanding, beginning of period	19,836	$29.99
Granted	550	41.12
Exercised	(586)	18.05
Forfeited or expired	(332)	36.87
Options outstanding, end of period	19,468	$30.55
Options exercisable, end of period	12,984	$27.24

The weighted average fair value for the stock options granted through the first six months of fiscal 2007 and fiscal 2006 was $15.07 and $14.24, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of September 1, 2007 was 4.3 years and $120.3 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of September 1, 2007 was 3.8 years and $116.5 million, respectively. The total intrinsic value for stock options exercised during the first six months of fiscal 2007 and fiscal 2006 was $13.1 million and $17.5 million, respectively.

Net cash proceeds from the exercise of stock options were $10.6 million and $10.2 million and the associated income tax benefits were $3.4 million and $6.3 million for the first six months of fiscal 2007 and 2006, respectively.

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

Changes in the Company’s restricted stock for the six months ended September 1, 2007 were as follows:

	Number of Restricted	Weighted Average Grant-
(Shares in thousands)	Shares	Date Fair Value
Unvested restricted stock, beginning of period	1,931	$37.25
Granted	1,028	40.43
Vested	(148)	37.44
Forfeited	(83)	37.79
Unvested restricted stock, end of period	2,728	$38.42

Review of Equity Grants and Procedures and Related Matters

As described in a Form 8-K dated October 10, 2006, in June 2006, the Company’s Board of Directors appointed a special committee of independent directors to carry out a review with respect to the setting of exercise prices for employee stock options and related matters. The review identified various deficiencies in the process of granting and documenting stock options and restricted shares, as a result of which the measurement dates for various grants were revised. As a consequence, as described in the Company’s 2006 Form 10-K, the Company (i) recorded an adjustment for unrecorded expense over the affected period (fiscal year 1993 through 2005) of $61.8 million, and pursuant to Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements,” decreased beginning retained earnings for fiscal 2006 by such amount, and (ii) recorded $8.2 million of expense for fiscal 2006. As described in a Form 8-K dated December 28, 2006 and the Company’s 2006 Form 10-K, the Company’s Board of Directors also approved during fiscal 2006 a remediation program intended to protect over 1,600 employees from certain potential adverse tax consequences arising under Section 409A of the Internal Revenue Code. No executive officers received any payments under such remediation program. The Company continues to cooperate with the inquiries of the SEC and United States Attorney’s office for the District of New Jersey regarding the Company’s stock option grant practices.

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

Upon adoption of FIN 48, the Company recognized a $13.1 million increase to retained earnings to reflect the change to its liability for unrecognized tax benefits as required. The Company also recorded additional unrecognized tax benefits, and corresponding higher deferred tax assets, of $35.6 million as a result of the adoption. At March 4, 2007 the total amount of gross unrecognized tax benefits was $163.3 million, of which $119.9 million would impact the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 4, 2007, the liability for gross unrecognized tax benefits included approximately $27.5 million of interest.

The Company operates in 48 states, the District of Columbia and Puerto Rico and files income tax returns in the United States and various state and local jurisdictions. The Company is currently under examination by the Internal Revenue Service for tax years 2001 through 2005. The Company is also open to examination for state and local jurisdictions with varying statutes of limitations, ranging from three to five years.

The Company anticipates that any adjustments to unrecognized tax benefits which will impact income tax expense, due to the settlement of audits and the expiration of statutes of limitations, will not exceed $5 million in the next 12 months. However, actual results could differ from those currently anticipated.

For the three and six months ended September 1, 2007, additional reserves for tax uncertainties totaling approximately $2.4 million and $4.6 million, respectively, and additional interest totaling approximately $1.9 million and $4.5 million, respectively, were provided by the Company. As of September 1, 2007, the Company has recorded approximately $51.0 million and $115.9 million of unrecognized tax benefits in current and non-current income taxes payable, respectively, on the consolidated balance sheet.

7) Shareholders’ Equity

The Company’s Board of Directors has authorized repurchases of shares of its common stock for $1 billion in December 2006, for $200 million in January 2006, for $400 million in October 2005 and for $350 million in December 2004. The Company was authorized to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company also purchases shares of its common stock to cover employee related taxes withheld on vested restricted shares. In the first six months of fiscal 2007, the Company repurchased approximately 13.8 million shares of its common stock for an aggregate price of approximately $528 million, bringing the aggregate total of common stock repurchased to 46.5 million shares for an aggregate price of $1.8 billion since the initial authorization in December 2004.

In September 2007, subsequent to the end of the fiscal second quarter, the Company’s Board of Directors authorized a new $1 billion share repurchase program. This program will commence after the completion of the December 2006 repurchase program, which has a remaining balance of approximately $173 million. Including this fourth share repurchase program, the aggregate total of authorized repurchases of shares of common stock would be approximately $3 billion.

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

Stock-based awards for the three and six months ended September 1, 2007 of approximately 12.0 million and 9.3 million shares, respectively, and for the three and six months ended August 26, 2006 of approximately 10.8 million and 9.5 million shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

9) Lines of Credit

At September 1, 2007, the Company maintained two uncommitted lines of credit of $100 million and $75 million, with expiration dates of September 3, 2008 and February 28, 2008, respectively. During the fiscal second quarter of 2007, the expiration date on the $100 million uncommitted line of credit with the expiration date of September 3, 2007 was extended to September 3, 2008. These uncommitted lines of credit are currently, and are expected to be, used for letters of credit in the ordinary course of business. As of September 1, 2007, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

10) Supplemental Cash Flow Information

The Company paid income taxes of $161.4 million and $190.5 million in the first six months of fiscal 2007 and 2006, respectively.

The Company recorded an accrual for capital expenditures of $31.5 million and $38.1 million as of September 1, 2007 and August 26, 2006, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a nationwide chain of retail stores, operating under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops (“CTS”), Harmon and buybuy BABY (See “Acquisition,” Note 11). The Company sells a wide assortment of merchandise principally including domestics merchandise and home furnishings as well as food, giftware, health and beauty care items and infant and toddler merchandise. The Company’s objective is to be a customer’s first choice for products and services in the categories offered, in the markets in which the Company operates.

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

For the three and six months ended September 1, 2007, the Company’s consolidated net sales increased by 10.0% and 10.6%, respectively, as compared to the corresponding period last year. These increases in net sales were primarily attributable to the continuing BBB store expansion program, an increase in comparable store sales and the recent acquisition of buybuy BABY. Comparable store sales for the fiscal second quarter of 2007 increased by approximately 2.2%, as compared with an increase of approximately 4.8%, for the comparable period last year. Comparable store sales for the fiscal first half of 2007 increased by approximately 1.9%, as compared with an increase of approximately 4.8%, for the comparable period last year.

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

For the three and six months ended September 1, 2007, the Company’s net earnings per diluted share increased to $0.55 and $0.92, respectively, as compared to $0.51 and $0.86 per diluted share for the corresponding period last year. The increase in net earnings per diluted share includes the impact of the Company's repurchases of its common stock.

Results of Operations

Net Sales

Net sales for the three months ended September 1, 2007 were approximately $1.768 billion, an increase of $160.5 million or approximately 10.0% over net sales of approximately $1.607 billion for the corresponding quarter last year. For the six months ended September 1, 2007, net sales were approximately $3.321 billion, an increase of $317.8 million or approximately 10.6% over net sales of approximately $3.003 billion for the corresponding six months last year.

For the three months ended September 1, 2007, approximately 55.8% of the increase in net sales was attributable to an increase in the Company’s new store sales, 18.0% of the increase was attributable to buybuy BABY (acquired on March 22, 2007), and the balance of the increase was primarily attributable to the increase in comparable store sales. For the six months ended September 1, 2007, approximately 57.4% of the increase in net sales was attributable to an increase in the Company’s new store sales, 16.9% of the increase was attributable to buybuy BABY, and the balance of the increase was primarily attributable to the increase in comparable store sales. The increase in comparable store sales for the fiscal second quarter of 2007 was 2.2%, as compared with an increase of approximately 4.8% for the comparable period last year. Comparable store sales for the fiscal first half of 2007 increased by approximately 1.9%, as compared with an increase of 4.8% for the comparable period last year. The Company believes the decrease in comparable store sales percentage versus the same period last year is primarily due to the challenging retailing environment related to the home.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 47% and 53% of net sales, respectively, for the three months ended September 1, 2007 and approximately 46% and 54% of net sales, respectively, for the six months ended September 1, 2007.  The sales of domestics merchandise and home furnishings accounted for approximately 48% and 52% of net sales, respectively, for the three months ended August 26, 2006 and approximately 47% and 53% of net sales, respectively, for the six months ended August 26, 2006.

Gross Profit

Gross profit for the three months ended September 1, 2007 was $732.2 million or 41.4% of net sales compared with $678.2 million or 42.2% of net sales for the three months ended August 26, 2006. Gross profit for the six months ended September 1, 2007 was $1.378 billion or 41.5% of net sales compared with $1.268 billion or 42.2% of net sales for the six months ended August 26, 2006. The decrease in gross profit as a percentage of net sales for the three and six months ended September 1, 2007 was attributable to a number of factors, including an increase in inventory acquisition costs, a heightened promotional environment and a change in the mix of merchandise sold, due to a higher percentage of sales of home furnishings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three and six months ended September 1, 2007 was $511.1 million and $1.003 billion, or 28.9% and 30.2% of net sales, respectively. SG&A for the three and six months ended August 26, 2006 was $458.6 million and $900.0 million, or 28.5% and 30.0% of net sales, respectively. SG&A as a percentage of net sales increased for the three and six months ended September 1, 2007 compared to August 26, 2006 due primarily to a relative increase in advertising expense. Although the number of advertising events remained relatively consistent, increased distribution resulted in higher postage and paper costs.

Operating Profit

Operating profit for the three months ended September 1, 2007 increased to $221.0 million, or 12.5% of net sales, compared to $219.6 million, or 13.7% of net sales, during the comparable period in 2006. For the six months ended September 1, 2007, operating profit was $375.4 million, or 11.3% of net sales compared to $368.4 million, or 12.3% of net sales during the comparable period in 2006. The decrease in operating profit as a percentage of net sales was a result of the deleverage in the gross margin and SG&A.

Interest Income

Interest income was $6.7 million and $16.6 million for the fiscal three and six months ended September 1, 2007, respectively, compared to $9.9 million and $19.6 million for the corresponding periods last year. Interest income decreased primarily as a result of a decrease in cash balances due to share repurchases and the acquisition of buybuy BABY.

Income Taxes

The effective tax rate was 35.5% and 35.8% for the fiscal three and six months ended September 1, 2007, respectively, and 36.6% for the fiscal three and six months ended August 26, 2006. The tax rate for the three months ended September 1, 2007 included a net $5.8 million benefit, primarily due to the recognition of favorable discrete state tax items, partially offset by an increase in tax contingency reserves related to ongoing income tax audits. The tax rate for the six months ended September 1, 2007 included a net $9.1 million benefit, primarily due to the recognition of favorable discrete state tax items and from changing the blended state tax rate of deferred tax assets, partially offset by an increase in tax contingency reserves related to ongoing income tax audits.

The Company expects that FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) may, over time, create more volatility in the effective tax rate from quarter to quarter because the Company is required each quarter to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net Earnings

As a result of the factors described above, net earnings increased to $147.0 million for the fiscal second quarter of 2007 and $251.7 million for the fiscal first half of 2007, compared with $145.5 million and $246.0 million for the corresponding periods in 2006, respectively.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores. As a result of this program, the Company operated 831 BBB stores, 36 CTS stores, 39 Harmon stores and 8 buybuy BABY stores (acquired as of March 22, 2007) at the end of the fiscal second quarter of 2007, compared with 762 BBB stores, 31 CTS stores and 38 Harmon stores at the end of the corresponding quarter last year. At September 1, 2007, Company-wide total store square footage was approximately 28.6 million square feet.

The Company opened 10 BBB stores and 1 CTS store during the second quarter of fiscal 2007. Including the 16 BBB stores opened in the fiscal first half, the Company plans to open approximately 70 BBB stores (including its first store in Canada) in fiscal 2007; however, it is possible a few of these openings may occur subsequent to year-end in March 2008. Additionally, including the 2 CTS stores opened in the fiscal first half, the Company plans to open 6 CTS stores, 1 Harmon store and 2 buybuy BABY stores in fiscal 2007. The continued growth of the Company is dependent, in large part, upon the Company’s ability to execute its expansion program successfully.

Liquidity and Capital Resources

The Company has been able to finance its operations, including its expansion program, through internally generated funds. Net cash provided by operating activities for the six months ended September 1, 2007 was $277.9 million as compared with $233.7 million in the corresponding period of fiscal 2006. The increase in net cash provided by operating activities in 2007 compared to 2006 was principally driven by working capital changes primarily due to a favorable change in merchandise inventories partially offset by unfavorable changes in other current assets and accounts payable, and an increase in income taxes payable (primarily due to the timing of payments).

Inventory per square foot was $56.02 as of September 1, 2007 and $54.22 as of August 26, 2006. The Company continues to focus on optimizing inventory productivity while maintaining appropriate in-store merchandise levels to support sales growth.

Net cash provided by investing activities for the six months ended September 1, 2007 was $146.5 million as compared with net cash used of $320.6 million in the corresponding period of fiscal 2006. The increase in net cash provided by investing activities was primarily attributable to an increase in the redemptions of investment securities and a decrease in the purchase of investment securities partially offset by the acquisition of buybuy BABY.

Net cash used in financing activities for the six months ended September 1, 2007 was $514.8 million as compared with $7.2 million of net cash provided by financing activities in the corresponding period of 2006. The net cash used in financing activities was primarily attributable to common stock repurchases of $528.3 million.

Seasonality

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December and generally lower in February and April.

Review of Equity Grants and Procedures and Related Matters

As described in a Form 8-K dated October 10, 2006, in June 2006, the Company’s Board of Directors appointed a special committee of independent directors to carry out a review with respect to the setting of exercise prices for employee stock options and related matters. The review identified various deficiencies in the process of granting and documenting stock options and restricted shares, as a result of which the measurement dates for various grants were revised. As a consequence, as described in the Company’s 2006 Form 10-K, the Company (i) recorded an adjustment for unrecorded expense over the affected period (fiscal year 1993 through 2005) of $61.8 million, and pursuant to Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements,” decreased beginning retained earnings for fiscal 2006 by such amount, and (ii) recorded $8.2 million of expense for fiscal 2006. As described in a Form 8-K dated December 28, 2006 and the Company’s 2006 Form 10-K, the Company’s Board of Directors also approved during fiscal 2006 a remediation program intended to protect over 1,600 employees from certain potential adverse tax consequences arising under Section 409A of the Internal Revenue Code. No executive officers received any payments under such remediation program. The Company continues to cooperate with the inquiries of the SEC and United States Attorney’s office for the District of New Jersey regarding the Company’s stock option grant practices.

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

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Fiscal 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 2, 2007 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies except as follows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at September 1, 2007 are similar to those disclosed in Item 7a of the Company’s Form 10-K for the year ended March 3, 2007.

Item 4. Controls and Procedures

(a)     Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of September 1, 2007 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b)               Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Two purported derivative actions were filed in New Jersey Superior Court naming several officers and the directors of the Company as defendants and making allegations concerning alleged historical options backdating practices at the Company. Those two actions were consolidated, and a consolidated complaint was filed in late November 2006. Subsequently, five additional purported derivative actions were filed, all concerning the same subject matter. Wandel v. Eisenberg, et al., was filed on October 19, 2006 in the Supreme Court of the State of New York, County of New York; Jamieson v. Eisenberg, et al. was filed on January 5, 2007 in the New Jersey Superior Court; and three cases were filed in the United States District Court for the District of New Jersey, Snowball Capital Appreciation Fund v. Eisenberg, et al.; Crowley v. Temares, et al.; and Cummings v. Temares, et al. on October 17, 2006, October 24, 2006 and October 25, 2006, respectively. The Snowball Capital Appreciation Fund v. Eisenberg, et al. and Jamieson v. Eisenberg, et al. cases have been voluntarily dismissed. The Crowley v. Temares, et al. and Cummings v. Temares, et al. cases have been consolidated. During the fiscal first quarter, the Wandel v. Eisenberg, et al case was dismissed by the Supreme Court of the State of New York, but the plaintiff in the case has filed a notice of appeal. In each case the Company is a nominal defendant against which no recovery is sought.

The Company is, in addition, party to various other legal proceedings arising in the ordinary course of business, which the Company does not believe to be material to the Company’s business or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, carefully consider the factors discussed under “Risk Factors” in the Company’s Form 10-K for the fiscal year ended March 3, 2007 as filed with the SEC, including conditions affecting the retail environment for the home, as well as matters arising out of or related to the Company’s stock option grants and procedures and related matters, including the outcome of the informal inquiry commenced by the SEC, the possibility that the SEC may not agree with all of the special committee’s findings and recommendations and may require additional or different remediation, any other proceedings which may be brought against the Company by the SEC or other governmental agencies, any matters arising out of the inquiry commenced by the US Attorney for the District of New Jersey relating to the Company’s stock option grants, any tax implications relating to the Company’s stock option grants, the outcome of the shareholder derivative actions filed against certain of the Company’s officers and directors, and the possibility of other private litigation relating to such stock option grants and related matters. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Equity Grants and Procedures and Related Matters” and “Legal Proceedings.”  These risks could materially adversely affect the Company’s business, financial condition and results of operations. These risks are not the only risks the Company faces. The Company’s operations could also be affected by additional factors that are not presently known to the

Company or by factors that the Company currently considers immaterial to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of fiscal 2007 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share	or Programs (1)	Programs (1) (2) (3)
June 3, 2007 - June 30, 2007	2,000	$37.94	2,000	411,861,043
July 1, 2007 - July 28, 2007	3,806,000	$36.17	3,806,000	274,186,574
July 29, 2007 - September 1, 2007	2,908,000	$34.83	2,908,000	172,937,971
Total	6,716,000	$35.59	6,716,000	172,937,971

(1) The Company’s Board of Directors has authorized repurchases of shares of its common stock in the amount of $1 billion, $200 million, $400 million and $350 million in December 2006, January 2006, October 2005 and December 2004, respectively. The Company was authorized to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. Shares purchased indicated in this table also include the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

(2) Excludes brokerage commissions paid by the Company.

(3) In September 2007, subsequent to the end of the fiscal second quarter, the Company’s Board of Directors authorized a new $1 billion share repurchase program. The chart above does not reflect the new $1 billion share repurchase program.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting was held on July 10, 2007. At the Annual Meeting, the following items were voted upon:

1.               Election of four directors of the Corporation.

2.               Ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ending March 1, 2008.

3.               Two shareholder proposals.

The results of the voting were as follows:

Election of Directors:

Nominee	For	Withheld
Total Shares Voted (in thousands)
Warren Eisenberg	233,231	8,607
Stanley F. Barshay	234,261	7,577
Patrick R. Gaston	236,965	4,873
Victoria A. Morrison	233,689	8,149

Ratification of the Appointment of Auditors:

	For	Against	Abstentions

Total Shares Voted (in thousands)	237,364	2,989	1,485

Shareholder Proposal; Executive Compensation Vote:

	For	Against	Abstentions	Broker Non-Votes

Total Shares Voted (in thousands)	71,037	128,560	16,565	25,676

Shareholder Proposal; Product Content Report:

	For	Against	Abstentions	Broker Non-Votes

Total Shares Voted (in thousands)	38,959	141,363	35,840	25,676

An additional shareholder proposal related to a Climate Change Report was included in the Company’s Proxy Statement but was not presented at the Annual Meeting by any proponent, and was therefore not put to a vote.

Item 6. Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: October 9, 2007	By:	/s/ Eugene A. Castagna
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