Form 10-Q
period 2007-12-01
BED BATH & BEYOND INC
filed 2008-01-10
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended December 1, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at December 1, 2007
Common Stock - $0.01 par value	261,952,704

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	December 1,	March 3,
	2007	2007
Assets
Current assets:
Cash and cash equivalents	$190,433	$213,381
Short term investment securities	186,797	774,881
Merchandise inventories	1,797,784	1,505,800
Other current assets	314,800	204,552

Total current assets	2,489,814	2,698,614

Long term investment securities	128	102,692
Property and equipment, net	1,064,081	929,507
Other assets	309,869	228,491

Total assets	$3,863,892	$3,959,304

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$680,716	$615,156
Accrued expenses and other current liabilities	263,231	245,267
Merchandise credit and gift card liabilities	156,789	143,737
Current income taxes payable	15,668	140,913

Total current liabilities	1,116,404	1,145,073

Deferred rent and other liabilities	187,588	165,080
Income taxes payable	86,365	—

Total liabilities	1,390,357	1,310,153

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued 311,667 and 309,750 shares, respectively; outstanding 261,953 and 277,074 shares, respectively	3,117	3,098
Additional paid-in capital	790,598	737,209
Retained earnings	3,556,845	3,153,856
Treasury stock, at cost; 49,714 and 32,676 shares, respectively	(1,881,092)	(1,249,397)
Accumulated other comprehensive income	4,067	4,385

Total shareholders’ equity	2,473,535	2,649,151

Total liabilities and shareholders’ equity	$3,863,892	$3,959,304

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	December 1,	November 25,	December 1,	November 25,
	2007	2006	2007	2006

Net sales	$1,794,747	$1,619,240	$5,115,756	$4,622,442

Cost of sales	1,046,881	915,167	2,989,623	2,650,022

Gross profit	747,866	704,073	2,126,133	1,972,420

Selling, general and administrative expenses	544,714	492,939	1,547,553	1,392,914

Operating profit	203,152	211,134	578,580	579,506

Interest income	4,968	10,643	21,575	30,230

Earnings before provision for income taxes	208,120	221,777	600,155	609,736

Provision for income taxes	69,888	79,341	210,268	221,334

Net earnings	$138,232	$142,436	$389,887	$388,402

Net earnings per share - Basic	$0.53	$0.51	$1.46	$1.38
Net earnings per share - Diluted	$0.52	$0.50	$1.44	$1.36

Weighted average shares outstanding - Basic	261,588	281,097	267,074	280,629
Weighted average shares outstanding - Diluted	265,006	285,664	270,929	285,112

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	December 1,	November 25,
	2007	2006
Cash Flows from Operating Activities:
Net earnings	$389,887	$388,402
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	116,284	95,634
Amortization of bond premium	1,446	2,774
Stock-based compensation	31,233	43,085
Excess tax benefit from stock-based compensation	1,363	3,773
Deferred income taxes	(6,936)	(28,664)
(Increase) decrease in assets, net of effect of acquisition:
Merchandise inventories	(277,476)	(337,635)
Trading investment securities	(2,705)	(2,295)
Other current assets	(85,067)	(80,251)
Other assets	435	(323)
Increase (decrease) in liabilities, net of effect of acquisition:
Accounts payable	76,197	135,506
Accrued expenses and other current liabilities	26,301	19,976
Merchandise credit and gift card liabilities	9,512	11,871
Income taxes payable	(61,384)	(56,142)
Deferred rent and other liabilities	20,847	22,004

Net cash provided by operating activities	239,937	217,715

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	—	(124,125)
Redemption of held-to-maturity investment securities	366,232	212,586
Purchase of available-for-sale investment securities	(841,805)	(824,830)
Redemption of available-for-sale investment securities	1,167,480	783,815
Capital expenditures	(257,054)	(235,187)
Payment for acquisition, net of cash acquired	(85,893)	—

Net cash provided by (used in) investing activities	348,960	(187,741)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	15,741	23,701
Excess tax benefit from stock-based compensation	4,109	6,607
Repurchase of common stock, including fees	(631,695)	(988)
Payment of deferred purchase price for acquisition	—	(6,667)

Net cash (used in) provided by financing activities	(611,845)	22,653

Net (decrease) increase in cash and cash equivalents	(22,948)	52,627

Cash and cash equivalents:

Beginning of period	213,381	247,697
End of period	$190,433	$300,324

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of December 1, 2007 and March 3, 2007 and the results of its operations for the three and nine months ended December 1, 2007 and November 25, 2006, respectively, and its cash flows for the nine months ended December 1, 2007 and November 25, 2006, respectively.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by U.S. generally accepted accounting principles. Reference should be made to Bed Bath & Beyond Inc.’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007 (“2006 Form 10-K”) for additional disclosures, including a summary of the Company’s significant accounting policies, and to subsequently filed Forms 8-K.

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December and generally lower in February and April.

2) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS No. 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted.

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

3) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within 5 business days, of $87.8 million and $44.3 million as of December 1, 2007 and March 3, 2007, respectively.

4) Property and Equipment

As of December 1, 2007 and March 3, 2007, $836.8 million and $720.6 million, respectively, of accumulated depreciation and amortization is included in property and equipment, net.

5) Stock-Based Compensation

The Company records stock-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. The Company adopted SFAS No. 123R on August 28, 2005 (the “date of adoption”) under the modified prospective application. Under this application, the Company records stock-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remained unvested at the date of adoption. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options. The Company’s restricted stock awards are considered nonvested share awards as defined under SFAS No. 123R.

The Company recorded stock-based compensation expense of $10.7 million ($7.1 million after tax or $0.03 per diluted share) and $31.2 million ($20.3 million after tax or $0.07 per diluted share) for the three and nine months ended December 1, 2007, respectively. The Company recorded stock-based compensation expense of $18.8 million ($12.1 million after tax or $0.04 per diluted share) and $43.1 million ($27.4 million after tax or $0.10 per diluted share) for the three and nine months ended November 25, 2006, respectively. Included in stock-based compensation for the three and nine months ended November 25, 2006 is a year-to-date non-cash charge of approximately $7.2 million, which represents the total of the first, second and third quarter charges for fiscal 2006 related to the impact of revised measurement dates (and the correction of various other immaterial errors) as a result of recommendations made by a special committee of the Board of Directors and implemented by the Company. See “Review of Equity Grants and Procedures and Related Matters.” In addition, the amount of stock-based compensation cost capitalized for the nine months ended December 1, 2007 and November 25, 2006 was approximately $1.0 million and $1.3 million, respectively.

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

As of December 1, 2007, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards, based on the Company’s historical treatment of options and awards as having been granted at fair market value, was $56.0 million and $83.0 million, respectively, which is expected to be recognized over a weighted average period of 2.9 years and 5.0 years, respectively.

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

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. No options were granted during the third quarter of fiscal 2007.

	Nine Months Ended
Black-Scholes Valuation Assumptions (1)	December 1, 2007	November 25, 2006

Weighted Average Expected Life (in years) (2)	6.43	6.33
Weighted Average Expected Volatility (3)	25.00%	25.00%
Weighted Average Risk Free Interest Rates (4)	4.58%	4.95%
Expected Dividend Yield	—	—

(1) Forfeitures are estimated based on historical experience.

(2) The expected life of stock options is estimated based on historical experience.

(3) The expected volatility is estimated based on implied volatility.

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the nine months ended December 1, 2007 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	19,836	$29.99
Granted	550	41.12
Exercised	(928)	16.97
Forfeited or expired	(425)	37.06
Options outstanding, end of period	19,033	$30.79
Options exercisable, end of period	12,737	$27.64

The weighted average fair value for the stock options granted through the first nine months of fiscal 2007 and fiscal 2006 was $15.07 and $14.24, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of December 1, 2007 was 4.1 years and $88.4 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of December 1, 2007 was 3.6 years and $87.0 million, respectively. The total intrinsic value for stock options exercised during the first nine months of fiscal 2007 and fiscal 2006 was $18.8 million and $30.1 million, respectively.

Net cash proceeds from the exercise of stock options were $15.7 million and $23.7 million and the associated income tax benefits were $5.5 million and $10.4 million for the first nine months of fiscal 2007 and 2006, respectively.

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

Changes in the Company’s restricted stock for the nine months ended December 1, 2007 were as follows:

	Number of Restricted	Weighted Average Grant-
(Shares in thousands)	Shares	Date Fair Value
Unvested restricted stock, beginning of period	1,931	$37.25
Granted	1,115	39.83
Vested	(167)	37.67
Forfeited	(126)	37.91
Unvested restricted stock, end of period	2,753	$38.24

Review of Equity Grants and Procedures and Related Matters

As described in a Form 8-K dated October 10, 2006, in June 2006, the Company’s Board of Directors appointed a special committee of independent directors to carry out a review with respect to the setting of exercise prices for employee stock options and related matters. The review identified various deficiencies in the process of granting and documenting stock options and restricted shares, as a result of which the measurement dates for various grants were revised. As a consequence, as described in the Company’s 2006 Form 10-K, the Company (i) recorded an adjustment for unrecorded expense over the affected period (fiscal year 1993 through 2005) of $61.8 million, and pursuant to Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements,” decreased beginning retained earnings for fiscal 2006 by such amount, and (ii) recorded $8.2 million of expense for fiscal 2006. As described in a Form 8-K dated December 28, 2006 and the Company’s 2006 Form 10-K, the Company’s Board of Directors also approved during fiscal 2006 a remediation program intended to protect over 1,600 employees from certain potential adverse tax consequences arising under Section 409A of the Internal Revenue Code. No executive officers received any payments under such remediation program. The Company continues to cooperate with the inquiry of the SEC regarding the Company’s stock option grant practices.

The United States Attorney’s Office for the District of New Jersey has concluded its inquiry with respect to matters arising out of and related to the Company’s historical stock option grants and procedures and related matters and has indicated it will take no further action related to this matter.

6) Income Taxes

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) on March 4, 2007. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. FIN 48 also provided guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

As of December 1, 2007, the Company operated in 49 states, the District of Columbia and Puerto Rico and files income tax returns in the United States and various state and local jurisdictions. The Company is currently under examination by the Internal Revenue Service for tax years 2001 through 2005. The Company is also open to examination for state and local jurisdictions with varying statutes of limitations, generally ranging from three to five years.

The Company anticipates that any adjustments to unrecognized tax benefits which will impact income tax expense, due to the settlement of audits and the expiration of statutes of limitations, will not exceed $2 million in the next twelve months. However, actual results could differ from those currently anticipated.

During the three and nine months ended December 1, 2007, the Company paid certain liabilities of $23.2 million and $23.7 million, respectively, which did not have an impact on the consolidated statement of income as they were accrued for as unrecognized tax benefits. Also, during the three and nine months ended December 1, 2007, the Company effectively settled certain tax matters related to ongoing examinations which resulted in a reduction of income taxes payable of $39.5 million, partially offset by a reduction of deferred tax assets of $29.7 million. In addition, for the three and nine months ended December 1, 2007, reserves for tax uncertainties totaling approximately $2.4 million and $7.0 million, respectively, and interest totaling approximately $1.3 million and $5.8 million, respectively, were provided by the Company. As of December 1, 2007, the Company has recorded approximately $23.1 million and $86.4 million of unrecognized tax benefits in current and non-current income taxes payable, respectively, on the consolidated balance sheet.

7) Shareholders’ Equity

The Company’s Board of Directors has authorized repurchases of shares of its common stock in the amounts of $1.0 billion, $1.0 billion, $200 million, $400 million and $350 million in September 2007, December 2006, January 2006, October 2005 and December 2004, respectively.  The aggregate total of authorized repurchases of shares of common stock under the above share repurchase programs is approximately $3.0 billion. The Company was authorized to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company also purchases shares of its common stock to cover employee related taxes withheld on vested restricted shares. In the first nine months of fiscal 2007, the Company repurchased approximately 17.0 million shares of its common stock for an aggregate price of approximately $632 million, bringing the aggregate total of common stock repurchased to approximately 49.7 million shares for an aggregate price of approximately $1.9 billion since the initial authorization in December 2004.

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

Stock-based awards for the three and nine months ended December 1, 2007 of approximately 11.4 million and 10.0 million shares, respectively, and for the three and nine months ended November 25, 2006 of approximately 8.3 million and 9.1 million shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

9) Lines of Credit

At December 1, 2007, the Company maintained two uncommitted lines of credit of $100 million and $75 million, with expiration dates of September 3, 2008 and February 28, 2008, respectively. These uncommitted lines of credit are currently, and are expected to be, used for letters of credit in the ordinary course of business. As of December 1, 2007, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

10) Supplemental Cash Flow Information

The Company paid income taxes of $271.4 million and $296.3 million in the first nine months of fiscal 2007 and 2006, respectively.

The Company recorded an accrual for capital expenditures of $38.8 million and $47.9 million as of December 1, 2007 and November 25, 2006, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a chain of retail stores, operating under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops (“CTS”), Harmon and Harmon Face Values (“Harmon”) and buybuy BABY (See “Acquisition,” Note 11). The Company sells a wide assortment of merchandise principally including domestics merchandise and home furnishings as well as food, giftware, health and beauty care items and infant and toddler merchandise. The Company’s objective is to be a customer’s first choice for products and services in the categories offered, in the markets in which the Company operates.

The Company’s strategy is to achieve this objective through excellent customer service, an extensive breadth and depth of assortment, everyday low prices, introduction of new merchandising offerings and development of its infrastructure.

Operating in the highly competitive retail industry, the Company, along with other retail companies, is influenced by a number of factors, including but not limited to, consumer preferences and spending habits, general economic conditions, unusual weather patterns, competition from existing and potential competitors and the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program. During the three and nine months ended December 1, 2007, the Company faced a challenging retailing environment related to the home.

As discussed in more detail below, the following represents an overview of the Company’s financial performance for the periods indicated:

•      For the three and nine months ended December 1, 2007, the Company’s net sales were $1.795 billion and $5.116 billion, respectively, and increased by 10.8% and 10.7%, respectively, as compared to the three and nine months ended November 25, 2006.

•      Comparable store sales for the fiscal third quarter of 2007 increased by approximately 0.8%, as compared with an increase of approximately 4.6%, for the corresponding period last year. Comparable store sales for the fiscal nine months of 2007 increased by approximately 1.5%, as compared with an increase of approximately 4.8%, for the corresponding period last year.

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

•      Gross profit for the three months ended December 1, 2007 was $747.9 million or 41.7% of net sales compared with $704.1 million or 43.5% of net sales for the three months ended November 25, 2006. Gross profit for the nine months ended December 1, 2007 was $2.126 billion or 41.6% of net sales compared with $1.972 billion or 42.7% of net sales for the nine months ended November 25, 2006.

•      The effective tax rate was 33.6% and 35.0% for the three and nine months ended December 1, 2007, respectively, and 35.8% and 36.3% for the three and nine months ended November 25, 2006, respectively.

•      For the three and nine months ended December 1, 2007, the Company’s net earnings per diluted share increased to $0.52 (or $138.2 million) and $1.44 (or $389.9 million), respectively, as compared to $0.50 (or $142.4 million) and $1.36 (or $388.4 million), respectively, for the corresponding periods last year. The increases in net earnings per diluted share include the impact of the Company’s repurchases of its common stock.

Results of Operations

Net Sales

Net sales for the three months ended December 1, 2007 were approximately $1.795 billion, an increase of $175.5 million or approximately 10.8% over net sales of approximately $1.619 billion for the three months ended November 25, 2006. For the three months ended December 1, 2007, approximately 50% of the increase in net sales was attributable to an increase in the Company’s new store sales, with the remainder of the increase primarily attributable to a one week calendar shift in the current year’s quarter end, the acquisition of buybuy BABY (acquired on March 22, 2007) and the increase in comparable store sales.

The increase in comparable store sales for the fiscal third quarter of 2007 was approximately 0.8%, as compared with an increase of approximately 4.6% for the corresponding period last year. The comparable store sales calculation for the three months ended December 1, 2007 compares the thirteen weeks in the third quarter of fiscal 2007 to the same calendar thirteen weeks in the prior year, so that the week after Thanksgiving in fiscal 2007 is compared to the week after Thanksgiving in fiscal 2006. The Company believes the smaller increase in the comparable store sales percentage versus the same period last year was primarily due to the challenging retailing environment related to the home.  The overall comparable store sales increase was particularly impacted by lower comparable store sales in those areas of the Country significantly affected by housing market issues, notably Arizona, California, Florida and Nevada.

For the three months ended December 1, 2007, sales of domestics merchandise and home furnishings for the Company accounted for approximately 45% and 55% of net sales, respectively. For the three months ended November 25, 2006, sales of domestics merchandise and home furnishings for the Company accounted for approximately 47% and 53% of net sales, respectively.

For the nine months ended December 1, 2007, net sales were approximately $5.116 billion, an increase of $493.3 million or approximately 10.7% over net sales of approximately $4.622 billion for the nine months ended November 25, 2006. For the nine months ended December 1, 2007, approximately 55% of the increase in net sales was attributable to an increase in the Company’s new store sales, with the remainder of the increase primarily attributable to the acquisition of buybuy BABY, the increase in comparable store sales and a one week calendar shift during the current year.

Comparable store sales for the fiscal nine months of 2007 increased by approximately 1.5%, as compared with an increase of approximately 4.8% for the corresponding period last year. The comparable store sales calculation for the nine months ended December 1, 2007 compares the thirty-nine weeks in the nine months of fiscal 2007 to the same calendar thirty-nine weeks in the prior year. The Company believes the smaller increase in the comparable store sales percentage versus the same period last year was primarily due to the challenging retailing environment related to the home and the results of a few key markets most affected by certain macroeconomic factors related to the home.

For the nine months ended December 1, 2007, sales of domestics merchandise and home furnishings for the Company accounted for approximately 45% and 55% of net sales, respectively.  For the nine months ended November 25, 2006, sales of domestics merchandise and home furnishings for the Company accounted for approximately 47% and 53% of net sales, respectively.

Gross Profit

Gross profit for the three months ended December 1, 2007 was $747.9 million or 41.7% of net sales compared with $704.1 million or 43.5% of net sales for the three months ended November 25, 2006. Gross profit for the nine months ended December 1, 2007 was $2.126 billion or 41.6% of net sales compared with $1.972 billion or 42.7% of net sales for the nine months ended November 25, 2006. The decreases in gross profit as a percentage of net sales for the three and nine months ended December 1, 2007 were attributable to a number of factors, including an increase in coupon redemptions associated with a heightened promotional environment, an increase in inventory acquisition costs and a shift in the mix of merchandise sold, as the Company experienced a higher percentage of sales of home furnishings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended December 1, 2007 was $544.7 million or 30.4% of net sales compared to $492.9 million or 30.4% of net sales for the three months ended November 25, 2006. SG&A as a percentage of net sales was relatively flat for the three months ended December 1, 2007 compared to November 25, 2006 primarily due to a relative decrease in payroll and payroll-related items (due to a non-recurring $7.2 million charge in the fiscal third quarter of 2006 related to the review of stock option grants and procedures), offset by a relative increase in advertising expense for the current quarter as a result of increased distribution of advertising pieces in response to a heightened promotional environment.

SG&A for the nine months ended December 1, 2007 was $1.548 billion or 30.3% of net sales compared to $1.393 billion, or 30.1% of net sales for the nine months ended November 25, 2006. SG&A as a percentage of net sales increased for the nine months ended December 1, 2007 compared to November 25, 2006 due to a relative increase in advertising expense as a result of increased distribution of advertising pieces in response to a heightened promotional environment partially offset by a relative decrease in payroll and payroll-related items (including a non-recurring $7.2 million charge in the fiscal third quarter of 2006 related to the review of stock option grants and procedures).

Operating Profit

Operating profit for the three months ended December 1, 2007 was $203.2 million, or 11.3% of net sales, compared to $211.1 million, or 13.0% of net sales, during the comparable period in 2006. For the nine months ended December 1, 2007, operating profit was $578.6 million, or 11.3% of net sales, compared to $579.5 million, or 12.5% of net sales, during the comparable period in 2006. The decreases in operating profit as a percentage of net sales for the three and nine month periods ended December 1, 2007 were primarily a result of the deleverage in the gross margin.

Interest Income

Interest income was $5.0 million and $21.6 million for the fiscal three and nine months ended December 1, 2007, respectively, compared to $10.6 million and $30.2 million for the corresponding periods last year. Interest income decreased primarily as a result of lower cash balances principally due to increased share repurchases during the current year.

Income Taxes

The effective tax rate was 33.6% and 35.0% for the three and nine months ended December 1, 2007, respectively, and 35.8% and 36.3% for the three and nine months ended November 25, 2006, respectively. The tax rate for the three months ended December 1, 2007 included an approximate $8.0 million benefit principally due to the effective settlement in the quarter of certain discrete tax items from ongoing examinations. The tax rate for the nine months ended December 1, 2007 included an approximate $17.1 million benefit primarily due to the effective settlement of certain discrete tax items from ongoing examinations, the recognition of favorable discrete state tax items and from changing the blended state tax rate of deferred income taxes.

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

Net Earnings

As a result of the factors described above, net earnings were $138.2 million for the fiscal third quarter of 2007 and $389.9 million for the fiscal nine months of 2007, compared with $142.4 million and $388.4 million for the corresponding periods in 2006, respectively.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores. As a result of this program, the Company operated 859 BBB stores, 39 CTS stores, 40 Harmon stores and 8 buybuy BABY stores (acquired as of March 22, 2007) at the end of the fiscal third quarter of 2007, compared with 795 BBB stores, 35 CTS stores and 38 Harmon stores at the end of the corresponding quarter last year. At December 1, 2007, Company-wide total store square footage was approximately 29.5 million square feet.

The Company opened 28 BBB stores, 3 CTS stores and 1 Harmon store during the third quarter of fiscal 2007. Including the 44 BBB stores opened in the fiscal nine months, the Company plans to open approximately 70 BBB stores (including its first store in Canada, which opened on December 6, 2007) in fiscal 2007; however, it is possible that approximately 3 to 5 of these openings may occur subsequent to year-end in March 2008. Additionally, including the 5 CTS stores opened in the fiscal nine months, the Company plans to open 6 to 7 CTS stores and 1 buybuy BABY store in fiscal 2007. The continued growth of the Company is dependent, in large part, upon the Company’s ability to execute its expansion program successfully.

Liquidity and Capital Resources

The Company has been able to finance its operations, including its expansion program, through internally generated funds. Net cash provided by operating activities for the nine months ended December 1, 2007 was $239.9 million as compared with $217.7 million in the corresponding period of fiscal 2006. The increase in net cash provided by operating activities in 2007 compared to 2006 was primarily the result of an increase in net earnings, as adjusted for non-cash expenses, primarily depreciation. There were no significant changes in the net components of working capital.

Inventory per square foot was $60.91 as of December 1, 2007 and $60.06 as of November 25, 2006. The Company continues to focus on optimizing inventory productivity while maintaining appropriate in-store merchandise levels to support sales growth.

Net cash provided by investing activities for the nine months ended December 1, 2007 was $349.0 million as compared with net cash used of $187.7 million in the corresponding period of fiscal 2006. The increase in net cash provided by investing activities was primarily attributable to an increase in the redemptions of investment securities, net of purchases, that was partially offset by an increase in capital expenditures and the payment for the acquisition of buybuy BABY.

Net cash used in financing activities for the nine months ended December 1, 2007 was $611.8 million as compared with $22.7 million of net cash provided by financing activities in the corresponding period of 2006. The net cash used in financing activities in 2007 was primarily attributable to common stock repurchases of $631.7 million.

Seasonality

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December and generally lower in February and April.

Review of Equity Grants and Procedures and Related Matters

As described in a Form 8-K dated October 10, 2006, in June 2006, the Company’s Board of Directors appointed a special committee of independent directors to carry out a review with respect to the setting of exercise prices for employee stock options and related matters. The review identified various deficiencies in the process of granting and documenting stock options and restricted shares, as a result of which the measurement dates for various grants were revised. As a consequence, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007 (“2006 Form 10-K”), the Company (i) recorded an adjustment for unrecorded expense over the affected period (fiscal year 1993 through 2005) of $61.8 million, and pursuant to Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements,” decreased beginning retained earnings for fiscal 2006 by such amount, and (ii) recorded $8.2 million of expense for fiscal 2006. As described in a Form 8-K dated December 28, 2006 and the Company’s 2006 Form 10-K, the Company’s Board of Directors also approved during fiscal 2006 a remediation program intended to protect over 1,600 employees from certain potential adverse tax consequences arising under Section 409A of the Internal Revenue Code. No executive officers received any payments under such remediation program. The Company continues to cooperate with the inquiry of the SEC regarding the Company’s stock option grant practices.

The United States Attorney’s Office for the District of New Jersey has concluded its inquiry with respect to matters arising out of and related to the Company’s historical stock option grants and procedures and related matters and has indicated it will take no further action related to this matter.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS No. 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted.

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

Forward-Looking Statements

This Form 10-Q may contain forward-looking statements. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, estimate, assume, continue, project, plan, and similar words and phrases. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors that may be outside the Company’s control. Such factors include, without limitation: changes in the retailing environment and consumer preferences and spending habits; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; general economic conditions; unusual weather patterns; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the cost of labor, merchandise and other costs and expenses; the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program; and matters arising out of or related to the Company’s stock option grants and procedures and related matters, including the outcome of the informal inquiry commenced by the SEC, the possibility that the SEC may not agree with all of the special committee’s findings and recommendations and may require additional or different remediation, any other proceedings which may be brought against the Company by the SEC or other governmental agencies, any tax implications relating to the Company’s stock option grants, the outcome of the shareholder derivative actions filed against certain of the Company’s officers and directors, and the possibility of other private litigation relating to such stock option grants and related matters. The Company does not undertake any obligation to update its forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at December 1, 2007 are similar to those disclosed in Item 7a of the Company’s Form 10-K for the year ended March 3, 2007.

Item 4. Controls and Procedures

(a)     Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of December 1, 2007 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b)     Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Two purported derivative actions were filed in New Jersey Superior Court naming several officers and the directors of the Company as defendants and making allegations concerning alleged historical options backdating practices at the Company. Those two actions were consolidated, and a consolidated complaint was filed in late November 2006. Subsequently, five additional purported derivative actions were filed, all concerning the same subject matter. Wandel v. Eisenberg, et al., was filed on October 19, 2006 in the Supreme Court of the State of New York, County of New York; Jamieson v. Eisenberg, et al. was filed on January 5, 2007 in the New Jersey Superior Court; and three cases were filed in the United States District Court for the District of New Jersey, Snowball Capital Appreciation Fund v. Eisenberg, et al.; Crowley v. Temares, et al.; and Cummings v. Temares, et al. on October 17, 2006, October 24, 2006 and October 25, 2006, respectively. The Snowball Capital Appreciation Fund v. Eisenberg, et al. and Jamieson v. Eisenberg, et al. cases have been voluntarily dismissed. The Crowley v. Temares, et al. and Cummings v. Temares, et al. cases have been consolidated (the “Consolidated Federal Derivative Case”). During the fiscal first quarter of 2007, the Wandel v. Eisenberg, et al. case was dismissed by the Supreme Court of the State of New York, but the plaintiff in the case has filed a notice of appeal. During the fiscal third quarter of 2007, the Consolidated Federal Derivative Case was dismissed by the United States District Court for the District of New Jersey. In each case, the Company is a nominal defendant against which no recovery is sought.

The Company is, in addition, party to various other legal proceedings arising in the ordinary course of business, which the Company does not believe to be material to the Company’s business or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, carefully consider the factors discussed under “Risk Factors” in the Company’s Form 10-K for the fiscal year ended March 3, 2007 as filed with the SEC, including conditions affecting the retail environment for the home, as well as matters arising out of or related to the Company’s stock option grants and procedures and related matters, including the outcome of the informal inquiry commenced by the SEC, the possibility that the SEC may not agree with all of the special committee’s findings and recommendations and may require additional or different remediation, any other proceedings which may be brought against the Company by the SEC or other governmental agencies, any tax implications relating to the Company’s stock option grants, the outcome of the shareholder derivative actions filed against certain of the Company’s officers and directors, and the possibility of other private litigation relating to such stock option grants and related matters. See “Management’s Discussion and Analysis of Financial Condition and Results of

Operations – Review of Equity Grants and Procedures and Related Matters” and “Legal Proceedings.”  These risks could materially adversely affect the Company’s business, financial condition and results of operations. These risks are not the only risks the Company faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that the Company currently considers immaterial to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of fiscal 2007 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share	or Programs (1)	Programs (1) (2)
September 2, 2007 - September 29, 2007	2,000	$32.99	2,000	1,172,872,115
September 30, 2007 - October 27, 2007	425,000	$34.55	425,000	1,158,196,084
October 28, 2007 - December 1, 2007	2,827,000	$31.33	2,827,000	1,069,618,029
Total	3,254,000	$31.75	3,254,000	1,069,618,029

(1) The Company’s Board of Directors has authorized repurchases of shares of its common stock in the amount of $1 billion, $1 billion, $200 million, $400 million and $350 million in September 2007, December 2006, January 2006, October 2005 and December 2004, respectively. The Company was authorized to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. Shares purchased indicated in this table also include the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

(2) Excludes brokerage commissions paid by the Company.

Item 6. Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: January 10, 2008	By:	/s/ Eugene A. Castagna
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