Form 10-K
period 2008-03-01
BED BATH & BEYOND INC
filed 2008-04-30
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended March 1, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

As of September 1, 2007, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the NASDAQ National Market) was $8,587,093,469.*

The number of shares outstanding of the issuer’s common stock (par value $0.01 per share) at March 29, 2008: 258,923,423.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for the 2008 Annual Meeting of Shareholders pursuant to Regulation 14A are incorporated by reference in Part III hereof.

*                                         For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 16,925,965 shares beneficially owned by directors and executive officers, including in the case of the Co-Chairmen trusts and foundations affiliated with them. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

PART I

Unless otherwise indicated, the term “Company” refers collectively to Bed Bath & Beyond Inc. and subsidiaries as of March 1, 2008. The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2007 and fiscal 2005 represented 52 weeks and ended on March 1, 2008 and February 25, 2006, respectively. Fiscal 2006 represented 53 weeks and ended on March 3, 2007. Unless otherwise indicated, all references herein to periods of time (e.g., quarters and years) are to fiscal periods.

ITEM 1 - BUSINESS

Introduction

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a chain of retail stores, operating under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops (“CTS”), Harmon and Harmon Face Values (“Harmon”) and buybuy BABY (acquired on March 22, 2007).  The Company sells a wide assortment of merchandise principally including domestics merchandise and home furnishings as well as food, giftware, health and beauty care items and infant and toddler merchandise.  The Company believes that it is the nation’s largest operator of stores selling predominantly domestics merchandise and home furnishings while offering a breadth and depth of selection in most of its product categories that exceeds what is generally available in department stores or other specialty retail stores.

History

The Company was founded in 1971 by Leonard Feinstein and Warren Eisenberg, the Co-Chairmen of the Company. Each has more than 47 years of experience in the retail industry.

The Company commenced operations in 1971 with the opening of two stores, which primarily sold bed linens and bath accessories. In 1985, the Company introduced its first store carrying a full line of domestics merchandise and home furnishings. The Company began using the name “Bed Bath & Beyond” in 1987 in order to reflect the expanded product line offered by its stores and to distinguish its stores from conventional specialty retail stores offering only domestics merchandise or home furnishings. In March 2002, the Company acquired Harmon, a health and beauty care retailer, which operated 27 stores at the time located in Connecticut, New Jersey and New York. In June 2003, the Company acquired CTS, a retailer of giftware and household items, which operated 23 stores at the time located in Connecticut, Maine, Massachusetts, New Hampshire, New York and Rhode Island. In March 2007, the Company acquired buybuy BABY, a retailer of infant and toddler merchandise, which operated 8 stores at the time located in Maryland, New Jersey, New York and Virginia. In December 2007, the Company opened its first international BBB store in Ontario, Canada.

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

BBB believes that its extensive merchandise selection, rather than fixturing, should be the focus of customer attention and, accordingly, primarily uses simple modular fixturing throughout its stores. This fixturing is primarily designed so that it can be easily reconfigured to adapt to changes in the store’s merchandise mix and presentation. BBB believes that its merchandise displays create an exciting and attractive shopping environment that encourages impulse purchases of additional items.

Advertising. In general, the Company relies on “word of mouth advertising,” its reputation for offering a wide assortment of quality merchandise at everyday low prices and the use of paid advertising. The Company distributes full-color circulars and other advertising pieces as its primary vehicles of paid advertising via direct mail or inserts. Also, to support the opening of new stores, the Company primarily uses “grand opening” circulars and newspaper advertising.

Customer Service. The Company places a strong focus on customer service and seeks to make shopping at its stores as pleasant and convenient as possible. Most stores are open seven days (and six evenings) a week in order to enable customers to shop at times that are convenient for them. In addition, the Company’s websites, www.bedbathandbeyond.com, www.christmastreeshops.com, www.harmondiscount.com, www.facevalues.com and www.buybuybaby.com are available for customers to access 24 hours a day, seven days a week.

Suppliers

In fiscal 2007, the Company purchased its merchandise from approximately 5,800 suppliers. In fiscal 2007, the Company’s largest supplier accounted for approximately 3% of the Company’s merchandise purchases and the Company’s 10 largest suppliers accounted for approximately 19% of such purchases. The Company purchases substantially all of its merchandise in the United States, the majority from domestic sources and the balance from importers. The Company purchases a small amount of its merchandise directly from overseas sources. The Company has no long-term contracts for the purchase of merchandise. The Company believes that most merchandise, other than brand name goods, is available from a variety of sources and that most brand name goods can be replaced with comparable merchandise.

Warehousing

The Company’s merchandise displays allow a substantial amount of merchandise to be displayed on the sales floor at all times. Merchandise not displayed on the sales floor is typically stored in warehouse space within the store. In addition, the Company maintains twelve supplemental storage locations as well as three central distribution centers. Merchandise is shipped directly to stores from vendors through a network of third party carriers, service providers and the central distribution centers.

In addition, the Company maintains three E-Service fulfillment centers.

Employees

As of March 1, 2008, the Company employed approximately 39,000 persons in full-time and part-time positions. The Company believes that its relations with its employees are very good and that the labor turnover rate among its management employees is lower than that generally experienced within the industry.

Seasonality

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December, and generally lower in February and April.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions. In the sixteen year period from the beginning of fiscal 1992 to the end of fiscal 2007, the Company has grown from 34 stores to 971 stores. The Company’s 971 stores operate in 49 states, the District of Columbia,  Puerto Rico and Canada, including: 881 BBB stores operating in 49 states, the District of Columbia,  Puerto Rico and Canada; 41 CTS stores operating in 10 states; 40 Harmon stores operating in 3 states; and 9 buybuy BABY stores operating in 4 states. Total square footage grew from approximately 917,000 square feet at the beginning of fiscal 1992 to approximately 30.2 million square feet at the end of fiscal 2007. During fiscal 2007, the Company opened 66 BBB stores, 7 CTS stores, 1 Harmon store and 1 buybuy BABY store, in addition to acquiring 8 buybuy BABY stores in March 2007, all of which resulted in the aggregate addition of approximately 2.4 million square feet of store space.

The Company intends to continue its expansion program and believes that the continued growth of the Company is dependent, in large part, on the success of this program. As part of its expansion program, the Company expects to open new stores and expand existing stores as opportunities arise. The Company opened its first international store in Canada in December 2007 and is actively pursuing its expansion opportunities in Canada. In addition, the Company continues to explore other international opportunities.

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

Tradenames and Service Marks

The Company uses the “Bed Bath & Beyond” name and logo and the “Beyond any store of its kind” tag line as service marks in connection with retail services. The Company has registered these marks and others, including names and logos of CTS, Harmon and buybuy BABY, with the United States Patent and Trademark Office. The Company also has registered or has applications pending with the trademark registries of several foreign countries, including having registered the “Bed Bath & Beyond” name and logo and the “Beyond any store of its kind” tag line in Canada. Management believes that its name recognition and service marks are important elements of the Company’s merchandising strategy.

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

ITEM 1A – RISK FACTORS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors that may be outside the Company’s control. Such factors include the following:

General Economic Conditions

General economic factors that are beyond the Company’s control impact the Company’s forecasts and actual performance. These factors include housing markets, recession, inflation, deflation, consumer credit availability, consumer debt levels, fuel and energy costs, interest rates, tax rates and policy, unemployment trends, the impact of natural disasters and terrorist activities, conditions affecting the retail environment for the home and other matters that influence consumer spending. Changes in the economic climate could adversely affect the Company’s performance.

Competition and Pricing Pressures

The retail business is highly competitive. The Company competes for customers, associates, locations, merchandise, services and other important aspects of the business with many other local, regional and national retailers. Those competitors range from specialty retail stores to department stores and discounters. Unanticipated changes in the pricing and other practices of those competitors, including promotional activity, may adversely affect the Company’s performance.

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

Auction Rate Securities

The Company has investments in auction rate securities. These securities are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200% and also are invested in securities collateralized by student loans which are currently more than 100% collateralized and with approximately 90% of such collateral in the aggregate being guaranteed by the United States government. None of the auction rate securities held by the Company are mortgage-backed debt obligations. Due to current market conditions, these investments have experienced failed auctions beginning in mid-February 2008. These failed auctions result in a lack of liquidity in the securities, but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies and the Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities. Included in its long term investment securities are approximately $326.7 million par value of auction rate securities, less a temporary valuation adjustment of approximately $7.2 million to reflect the current lack of liquidity of these investments. The Company recorded this temporary valuation adjustment in other comprehensive income, net of the related tax benefit of $2.7 million, which did not affect fiscal 2007 earnings, and reclassified these investments to long term investment securities to reflect the current lack of liquidity of these investments. The Company does not anticipate that any potential lack of liquidity in these auction rate securities, even for an extended period of time, will affect its ability to finance its operations, including its expansion program and planned capital expenditures. The Company continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments, including the recent announcements by certain asset managers to redeem a portion of their outstanding auction rate securities. However, if the interest rate environment changes, the Company may incur further unrealized losses. If uncertainties in the credit and capital markets continue and these markets deteriorate further, the Company may conclude that the decline in value is other than temporary and incur realized losses, including up to the full amount of the investments in auction rate securities, which could negatively affect the Company’s financial condition, cash flow and results of operations.

Review of Equity Grants and Procedures and Related Matters

In June 2006, the Company’s Board of Directors appointed a special committee of independent directors with authority, among other things, to conduct an investigation with respect to the setting of exercise prices for employee stock options and related matters. The review identified various deficiencies in the process of granting and documenting stock options and restricted shares. As a result of the deficiencies, the Company revised the measurement dates for various option grants. Counsel to the special committee notified the SEC of the review. Following such self-reporting, the SEC Staff commenced an informal inquiry and the United States Attorney’s Office for the District of New Jersey commenced an inquiry regarding these matters. During fiscal 2007, the United States Attorney’s Office for the District of New Jersey concluded its inquiry and indicated it will take no further action related to this matter. The Company continues to cooperate with the SEC in conjunction with its inquiry.

The Company’s past stock option granting process has exposed the Company to risk factors that could have a material adverse affect on the Company’s business and financial condition, including the outcome of the informal inquiry commenced by the SEC; the possibility that the SEC may not agree with all of the special committee’s findings and recommendations as set forth in the Company’s Form 8-K filed October 10, 2006, and may require additional or different remediation; any other proceedings which may be brought against the Company by the SEC or other governmental agencies; any tax implications relating to the Company’s stock option grants; the outcome of a shareholder derivative action filed against certain of the Company’s officers and directors and related matters; and the possibility of other private litigation relating to such stock option grants and related matters.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Most of the Company’s stores are located in suburban areas of medium and large-sized cities. These stores are situated in strip and power strip shopping centers, as well as in major off-price and conventional malls, and in free standing buildings.

The Company’s 971 stores are located in 49 states, the District of Columbia, Puerto Rico and Canada and range in size from approximately 5,000 to 100,000 square feet, but are predominantly between 20,000 and 50,000 square feet. Approximately 85% to 90% of store space is used for selling areas and the balance for warehouse, receiving and office space.

The table below sets forth the locations of the Company’s stores as of March 1, 2008:

BED BATH & BEYOND STORES				CHRISTMAS TREE SHOPS STORES

Alabama	12	Nebraska	5	Connecticut	4
Alaska	2	Nevada	8	Delaware	1
Arizona	22	New Hampshire	6	Maine	2
Arkansas	5	New Jersey	35	Massachusetts	16
California	101	New Mexico	5	New Hampshire	3
Colorado	24	New York	57	New Jersey	3
Connecticut	16	North Carolina	28	New York	7
Delaware	1	North Dakota	2	Pennsylvania	2
Florida	65	Ohio	37	Rhode Island	2
Georgia	24	Oklahoma	5	Vermont	1
Idaho	7	Oregon	9	Total	41
Illinois	36	Pennsylvania	30
Indiana	18	Rhode Island	3	HARMON STORES
Iowa	7	South Carolina	13
Kansas	7	South Dakota	1	Connecticut	2
Kentucky	7	Tennessee	17	New Jersey	29
Louisiana	12	Texas	68	New York	9
Maine	5	Utah	11	Total	40
Maryland	16	Vermont	2
Massachusetts	24	Virginia	26	buybuy BABY STORES
Michigan	31	Washington	21
Minnesota	9	West Virginia	2	Maryland	1
Mississippi	5	Wisconsin	10	New Jersey	3
Missouri	12	Wyoming	2	New York	4
Montana	5	District of Columbia	1	Virginia	1
		Puerto Rico	3	Total	9
		Ontario, Canada	1
		Total	881

The Company leases primarily all of its existing stores. The leases provide for original lease terms that generally range from 10 to 20 years and certain leases provide for renewal options, often at increased rents. Certain leases provide for scheduled rent increases (which, in the case of fixed increases, the Company accounts for on a straight-line basis over the expected lease term, beginning when the Company obtains possession of the premises) and/or for contingent rent (based upon store sales exceeding stipulated amounts).

In addition, the Company leases storage space in 15 locations, totaling approximately 1.2 million square feet, that provide supplemental merchandise storage space and fulfillment of BBB’s E-Service activities. This space is used to supplement the warehouse facilities in the Company’s stores in proximity to these locations. In addition, the Company also owns two distribution centers totaling approximately 1.5 million square feet.

As of March 1, 2008, the Company leased a combined total of approximately 160,000 square feet in three locations (Farmingdale, New York; South Yarmouth, Massachusetts; and Garden City, New York) for its procurement and office functions. The Company owns the Union, New Jersey corporate office location and occupies approximately 170,000 square feet of office space at that location. In fiscal 2007, the Company purchased a building in Union, New Jersey next to the corporate office location to support its continuing headquarters growth.

ITEM 3 - LEGAL PROCEEDINGS

During fiscal 2006, two purported derivative actions were filed in New Jersey Superior Court naming several officers and the directors of the Company as defendants and making allegations concerning alleged historical options backdating practices at the Company. Those two actions were consolidated, and a consolidated complaint was filed in late November 2006 (the “Consolidated State Derivative Case”). Subsequently, five additional purported derivative actions were filed, all concerning the same subject matter. Wandel v. Eisenberg, et al. was filed on October 19, 2006 in the Supreme Court of the State of New York, County of New York; Jamieson v. Eisenberg, et al. was filed on January 5, 2007 in the New Jersey Superior Court; and three cases were filed in the United States District Court for the District of New Jersey, Snowball Capital Appreciation Fund v. Eisenberg, et al.; Crowley v. Temares, et al.; and Cummings v. Temares, et al. on October 17, 2006, October 24, 2006 and October 25, 2006, respectively. The Snowball Capital Appreciation Fund v. Eisenberg, et al. and Jamieson v. Eisenberg, et al. cases have been voluntarily dismissed. The Crowley v. Temares, et al. and Cummings v. Temares, et al. cases have been consolidated (the “Consolidated Federal Derivative Case”). During the fiscal first quarter of 2007, the Wandel v. Eisenberg, et al. case was dismissed by the Supreme Court of the State of New York, but the plaintiff in the case has filed a notice of appeal. During the fiscal third quarter of 2007, the Consolidated Federal Derivative Case was dismissed by the United States District Court for the District of New Jersey. During the fiscal fourth quarter of 2007, the Consolidated State Derivative Case was dismissed by the New Jersey Superior Court. No appeals were filed in either the Consolidated Federal or the Consolidated State Derivative Cases.

In the sole remaining derivative case, Wandel v. Eisenberg, et al., the Company is a nominal defendant against which no recovery is sought. The Company has commenced a separate action in the Supreme Court of New York against the shareholders who had brought the Consolidated State Derivative Case, in response to a request to inspect certain materials, which request is deemed by the Company to be improper.

The Company is, in addition, party to various other legal proceedings arising in the ordinary course of business, which the Company does not believe to be material to the Company’s business or financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended March 1, 2008.

Executive Officers of the Registrant

The following table sets forth the name, age and business experience of the Executive Officers of the Registrant:

Name	Age	Positions

Warren Eisenberg	77	Co-Chairman and Director

Leonard Feinstein	71	Co-Chairman and Director

Steven H. Temares	49	Chief Executive Officer and Director

Arthur Stark	53	President and Chief Merchandising Officer

Matthew Fiorilli	51	Senior Vice President – Stores

Eugene A. Castagna	42	Chief Financial Officer and Treasurer

Warren Eisenberg is a Co-Founder of the Company and has served as Co-Chairman since 1999. He has served as a Director since 1971. Mr. Eisenberg served as Chairman from 1992 to 1999, and served as Co-Chief

Executive Officer from 1971 to April 2003.

Leonard Feinstein is a Co-Founder of the Company and has served as Co-Chairman since 1999. He has served as a Director since 1971. Mr. Feinstein served as President from 1992 to 1999, and served as Co-Chief Executive Officer from 1971 to April 2003.

Steven H. Temares has been Chief Executive Officer since April 2003 and has served as a Director since January 1999. Mr. Temares was President and Chief Executive Officer from April 2003 to January 2006, President and Chief Operating Officer from 1999 to April 2003 and Executive Vice President and Chief Operating Officer from 1997 to 1999. Mr. Temares joined the Company in 1992.

Arthur Stark has been President and Chief Merchandising Officer since January 2006. Mr. Stark has served as Chief Merchandising Officer since 1999 and was a Senior Vice President from 1999 to 2006. Mr. Stark joined the Company in 1977.

Matthew Fiorilli has been Senior Vice President – Stores since January 1999. Mr. Fiorilli joined the Company in 1973.

Eugene A. Castagna has been Chief Financial Officer and Treasurer since January 2006. Mr. Castagna served as Assistant Treasurer from 2002 to 2006 and as Vice President - Finance from 2000 to 2006. Mr. Castagna is a certified public accountant and joined the Company in 1994.

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

	High	Low
Fiscal 2007:
1st Quarter	$41.82	$38.83
2nd Quarter	40.47	32.83
3rd Quarter	36.06	29.29
4th Quarter	32.73	25.81

	High	Low
Fiscal 2006:
1st Quarter	$40.82	$35.22
2nd Quarter	36.92	31.42
3rd Quarter	41.24	33.29
4th Quarter	43.02	38.04

The common stock is quoted through the NASDAQ National Market System under the symbol BBBY. On March 29, 2008, there were approximately 5,000 shareholders of record of the common stock (without including individual participants in nominee security position listings). On March 29, 2008, the last reported sale price of the common stock was $29.11.

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

The Company’s purchases of its common stock during the fourth quarter of fiscal 2007 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share	or Programs (1)	Programs (1) (2)
December 2, 2007 - December 29, 2007	1,000	$29.56	1,000	1,069,575,497
December 30, 2007 - January 26, 2008	1,878,000	$26.65	1,878,000	1,019,531,016
January 27, 2008 - March 1, 2008	1,716,000	$30.51	1,716,000	967,174,067
Total	3,595,000	$28.49	3,595,000	967,174,067

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

Stock Price Performance Graph

The graph shown below compares the performance of the Company’s common stock with that of the S&P 500 Index, the S&P Specialty Retail Index and the S&P Retail Composite Index over the same period (assuming the investment of $100 in the Company’s common stock and each of the three Indexes on March 1, 2003, and the reinvestment of all dividends).

ITEM 6 - SELECTED FINANCIAL DATA

Consolidated Selected Financial Data

	Fiscal Year Ended (1)
(in thousands, except per share	March 1,	March 3,		February 25,	February 26,	February 28,
and selected operating data)	2008 (2)	2007		2006	2005	2004 (3)

Statement of Earnings Data:

Net sales	$7,048,942	$6,617,429		$5,809,562	$5,147,678	$4,477,981

Gross profit	2,925,231	2,835,402		2,485,748	2,186,301	1,876,664

Operating profit	838,022	889,401		879,171	792,414	639,343

Net earnings	562,808	594,244		572,847	504,964	399,470

Net earnings per share - Diluted (4)	$2.10	$2.09		$1.92	$1.65	$1.31

Selected Operating Data:

Number of stores open (at period end)	971	888		809	721	629

Total square feet of store space (at period end)	30,181,000	27,794,000		25,502,000	22,945,000	20,472,000

Percentage increase in comparable store sales	1.0%	4.9%		4.6%	4.5%	6.3%

Comparable store net sales (in 000’s)	$6,457,268	$6,068,694		$5,281,675	$4,468,095	$3,902,308

Number of comparable stores	792	683		605	535	416

Balance Sheet Data (at period end):

Working capital	$1,065,599	$1,553,541		$1,082,399	$1,223,409	$1,199,752

Total assets	3,844,093	3,959,304		3,382,140	3,199,979	2,865,023

Long-term debt	—	—		—	—	—

Shareholders’ equity (5)	$2,561,828	$2,649,151	(6)	$2,262,450	$2,203,762	$1,990,820

(1) Each fiscal year represents 52 weeks, except for fiscal 2006 (ended March 3, 2007) which represents 53 weeks.

(2) On March 22, 2007, the Company acquired buybuy BABY, Inc.

(3) On June 19, 2003, the Company acquired Christmas Tree Shops, Inc.

(4) The Company has not declared any cash dividends in any of the fiscal years noted above.

(5) In fiscal 2007, 2006, 2005 and 2004, the Company repurchased approximately $734 million, $301 million, $598 million and $350 million of its common stock, respectively.

(6) In fiscal 2006, the Company adopted Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" resulting in a one-time net reduction to Shareholders' equity. See Note 3 in the Consolidated Financial Statements.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a chain of retail stores, operating under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops (“CTS”), Harmon and Harmon Face Values (“Harmon”) and buybuy BABY. The Company sells a wide assortment of merchandise principally including domestics merchandise and home furnishings as well as food, giftware, health and beauty care items and infant and toddler merchandise. The Company’s objective is to be a customer’s first choice for products and services in the categories offered, in the markets in which the Company operates.

The Company’s strategy is to achieve this objective through excellent customer service, an extensive breadth and depth of assortment, everyday low prices, introduction of new merchandising offerings and development of its infrastructure.

Operating in the highly competitive retail industry, the Company, along with other retail companies, is influenced by a number of factors including, but not limited to, general economic conditions including the housing market and fuel costs, unusual weather patterns, consumer preferences and spending habits, competition from existing and potential competitors, and the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program.

The Company’s fiscal 2007 results reflect the challenges presented by certain macroeconomic conditions, including the economic slowdown, in general; specific issues related to the housing and mortgage industries; and a heightened promotional environment. The following represents an overview of the Company’s financial performance for the periods indicated:

•                  Net sales in fiscal 2007 (fifty-two weeks) increased approximately 6.5% to $7.049 billion; net sales in fiscal 2006 (fifty-three weeks) increased approximately 13.9% to $6.617 billion over net sales of $5.810 billion in fiscal 2005 (fifty-two weeks).

•                  Comparable store sales for fiscal 2007 increased by approximately 1.0% as compared with an increase of approximately 4.9% and 4.6% in fiscal 2006 and 2005, respectively. Comparable store sales percentages are calculated based on an equivalent number of weeks for each annual period.

A store is considered a comparable store when it has been open for twelve full months following its grand opening period (typically four to six weeks). Stores relocated or expanded are excluded from comparable store sales if the change in square footage would cause meaningful disparity in sales over the prior period. In the case of a store to be closed, such store’s sales are not considered comparable once the store closing process has commenced. buybuy BABY is excluded from the comparable store sales percentage for fiscal 2007, but will be included in the Company’s comparable store sales calculation starting in the first quarter of fiscal 2008.

•                  Gross profit for fiscal 2007 was $2.925 billion or 41.5% of net sales compared with $2.835 billion or 42.8% of net sales for fiscal 2006 and $2.486 billion or 42.8% of net sales for fiscal 2005.

•                  Selling, general and administrative expenses for fiscal 2007 were $2.087 billion or 29.6% of net sales compared with $1.946 billion or 29.4% of net sales for fiscal 2006 and $1.607 billion or 27.7% of net sales for fiscal 2005. Fiscal 2006 includes a non-recurring pre-tax charge of $30 million related to the Company’s remediation program intended to protect its employees from certain adverse tax consequences arising pursuant to Internal Revenue Code Section 409A.

•                  The effective tax rate was 35.0%, 36.3% and 37.4% for fiscal years 2007, 2006 and 2005, respectively.

•                  Net earnings for the fiscal year (fifty-two weeks) ended March 1, 2008 were $2.10 per diluted share ($562.8 million), compared to fiscal 2006 (fifty-three weeks) net earnings of $2.09 per diluted share ($594.2 million), which included a non-recurring charge of approximately $.07 per diluted share, and fiscal 2005 (fifty-two weeks) net earnings of $1.92 per diluted share ($572.8 million). The increase in net earnings per diluted share for fiscal 2007 includes the impact of the Company’s repurchases of its common stock.

During fiscal 2007, 2006 and 2005 the Company’s capital expenditures were $358.2 million, $317.5 million and $220.4 million.  Included in fiscal 2007’s capital expenditures were costs associated with a new distribution center and a new E-service fulfillment center to support the Company’s growth.

On March 22, 2007, the Company acquired buybuy BABY, a retailer of infant and toddler merchandise for approximately $67 million (net of cash acquired) and repayment of debt of approximately $19 million. The acquisition did not have a material effect on its consolidated results of operations and financial condition for fiscal 2007.

Also, in December 2007, the Company opened its first international store in Canada and is actively pursuing its expansion opportunities in Canada.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long-term objectives. The Company currently expects to open approximately 50 to 55 new BBB stores throughout the United States and Canada in fiscal 2008. The Company also expects to open approximately 12 new CTS stores and several buybuy BABY stores as well as continue to open new Harmon stores.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (i) selected statement of earnings data of the Company expressed as a percentage of net sales and (ii) the percentage change in dollar amounts from the prior year in selected statement of earnings data:

	Fiscal Year Ended
	Percentage			Percentage Change
	of Net Sales			from Prior Year
	March 1,	March 3,	February 25,	March 1,	March 3,
	2008	2007	2006	2008	2007

Net sales	100.0%	100.0%	100.0%	6.5%	13.9%

Cost of sales	58.5	57.2	57.2	9.0	13.8

Gross profit	41.5	42.8	42.8	3.2	14.1

Selling, general and administrative expenses	29.6	29.4	27.7	7.3	21.1

Operating profit	11.9	13.4	15.1	(5.8)	1.2

Earnings before provision for income taxes	12.3	14.1	15.8	(7.3)	1.9

Net earnings	8.0	9.0	9.9	(5.3)	3.7

Net Sales

Net sales in fiscal 2007 (fifty-two weeks) increased $431.5 million to $7.049 billion, representing an increase of 6.5% over the $6.617 billion of net sales in fiscal 2006 (fifty-three weeks), which increased $807.9 million or

13.9% over net sales of $5.810 billion in fiscal 2005 (fifty-two weeks). For fiscal 2007, approximately 82% of the increase in net sales was attributable to an increase in the Company’s new store sales, 26% of the increase was attributable to the acquisition of buybuy BABY, 15% of the increase was attributable to the increase in comparable store sales, all partially offset by 23% as a result of the additional week of sales in fiscal 2006. For fiscal 2006, approximately 52% of the increase in net sales was attributable to an increase in the Company’s new store sales, and the balance of the increase was primarily attributable to the increase in comparable store sales and the benefit of an additional week in fiscal 2006. The additional week of sales in fiscal 2006 represented approximately 1.6% of net sales.

For fiscal 2007, comparable store sales for 792 stores represented $6.457 billion of net sales; for fiscal 2006, comparable store sales for 683 stores represented $6.069 billion of net sales; and for fiscal 2005, comparable store sales for 605 stores represented $5.282 billion of net sales. For fiscal 2007, the increase in comparable store sales was approximately 1.0%. The increase in comparable store sales reflects the continued consumer acceptance of the Company’s merchandise offerings and advertising programs, but was negatively affected by the economic slowdown, in general, and by issues specific to the housing and mortgage industries in particular. In those areas of the Country that have been reported as being the most significantly affected by these issues, notably Arizona, California, Florida and Nevada, sales were noticeably weaker than in less affected areas. For fiscal 2006, the increase in comparable store sales of 4.9% was due to a number of factors, including but not limited to, the continued consumer acceptance of the Company’s merchandise offerings and a strong focus on customer service with an emphasis on responding to customer feedback. Comparable store sales percentages are calculated based on an equivalent number of weeks for each annual period. buybuy BABY is excluded from the comparable store sales percentage for fiscal 2007, but will be included in the Company’s comparable store sales calculation starting in the first quarter of fiscal 2008.

Sales of domestics merchandise accounted for approximately 44%, 46% and 47% of net sales in fiscal 2007, 2006 and 2005, respectively, of which the Company estimates that bed linens accounted for approximately 14%, 15% and 16% of net sales in fiscal 2007, 2006 and 2005, respectively. The remaining net sales in fiscal 2007, 2006 and 2005 of 56%, 54% and 53%, respectively, represented sales of home furnishings and other items. No other individual product category accounted for 10% or more of net sales during fiscal 2007, 2006 or 2005.

Gross Profit

Gross profit in fiscal 2007, 2006 and 2005 was $2.925 billion or 41.5% of net sales, $2.835 billion or 42.8% of net sales and $2.486 billion or 42.8% of net sales, respectively.  The decrease in gross profit between fiscal 2007 and 2006 as a percentage of net sales was primarily due to an increase in coupon redemptions associated with a heightened promotional environment, an increase in inventory acquisition costs and the shift in the mix of merchandise sold, as the Company continues to experience a higher percentage of sales of home furnishings.

Selling, General and Administrative expenses

Selling, general and administrative expenses (“SG&A”) were $2.087 billion or 29.6% of net sales in fiscal 2007 compared to $1.946 billion or 29.4% of net sales in fiscal 2006. The increase in SG&A as a percentage of net sales is primarily due to a relative increase in advertising expense as a result of increased distributions of advertising pieces in response to the heightened promotional environment and a relative increase in occupancy costs and other expenses, partially offset by a relative decrease in payroll and payroll related items (including a non-recurring pre-tax charge of $30 million in fiscal 2006 related to the Company’s remediation program intended to protect its employees from certain adverse tax consequences arising pursuant to Internal Revenue Code Section 409A).

SG&A was $1.946 billion or 29.4% of net sales in fiscal 2006 compared to $1.607 billion or 27.7% of net sales in fiscal 2005. The increase in SG&A as a percentage of net sales was primarily due to the non-recurring charge referred to above, the expensing of stock options for twelve months in fiscal 2006 versus six months in fiscal 2005, additional stock-based compensation charges primarily related to the revised measurement dates, increased legal and accounting charges associated with the stock option review (see “Review of Equity Grants and Procedures and

Related Matters in Fiscal 2006”) and an increase in advertising, which included higher paper costs and postal rates. Lastly, there were one-time benefits experienced in fiscal 2005, such as settlement of credit card litigation and certain insurance recoveries, which the Company did not have in fiscal 2006.

Operating Profit

Operating profit for fiscal 2007 was $838.0 million or 11.9% of net sales compared to $889.4 million or 13.4% of net sales in fiscal 2006. The decrease in operating profit as a percentage of net sales was a result of the deleverage in the gross margin and SG&A, as discussed above.

Operating profit was $889.4 million or 13.4% of net sales in fiscal 2006 compared to $879.2 million or 15.1% of net sales in fiscal 2005. The decrease in operating profit as a percentage of net sales was the result of the deleverage in SG&A, as discussed above.

Interest Income

Interest income in fiscal 2007, 2006 and 2005 was $27.2 million, $43.5 million and $35.9 million, respectively. Interest income decreased in fiscal 2007 compared to fiscal 2006 primarily as a result of lower cash balances principally due to share repurchase activity in fiscal 2007. Interest income increased in fiscal 2006 compared to fiscal 2005 primarily due to increases in the Company’s average investment interest rates as a result of the upward trend in short term interest rates.

Income Taxes

The effective tax rate was 35.0% for fiscal 2007, 36.3% for fiscal 2006 and 37.4% for fiscal 2005. The tax rate for fiscal 2007 included an approximate $21.6 million benefit primarily due to the effective settlement of certain discrete tax items from ongoing examinations, the recognition of favorable discrete state tax items and from changing the blended state tax rate of deferred income taxes. The decrease from fiscal 2005 to fiscal 2006 is primarily due to a reduction in the weighted average effective tax rate resulting from a change in the mix of the business within the taxable jurisdictions in which the Company operates.

The Company expects that Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) may, over time, create more volatility in the effective tax rate from year to year because the Company is required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions. In the sixteen year period from the beginning of fiscal 1992 to the end of fiscal 2007, the chain has grown from 34 to 971 stores. Total square footage grew from 917,000 square feet at the beginning of fiscal 1992 to 30.2 million square feet at the end of fiscal 2007. The Company opened its first international BBB store in Ontario, Canada in December 2007 and is actively pursuing its expansion opportunities in Canada. In addition, the Company continues to explore other international opportunities.

The Company intends to continue its expansion program and currently expects to open approximately 50 to 55 new BBB stores throughout the United States and Canada in fiscal 2008. The Company also expects to open approximately 12 new CTS stores and several buybuy BABY stores as well as continue to open new Harmon stores (see details under “Liquidity and Capital Resources” below). The continued growth of the Company is dependent, in large part, upon the Company’s ability to execute its expansion program successfully.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2007 compared to Fiscal 2006

The Company has been able to finance its operations, including its expansion program, through internally generated funds. Net cash provided by operating activities in fiscal 2007 was $614.5 million, compared with $613.6 million in fiscal 2006. Year over year, the Company experienced an increase in cash provided by net earnings, as adjusted for non-cash expenses (primarily deferred taxes and depreciation), which was offset by a decrease in the net components of working capital (primarily decreases in accounts payable and income taxes offset by an increase in merchandise inventories).

Inventory per square foot was $53.58 and $54.18 as of March 1, 2008 and March 3, 2007, respectively. The Company continues to focus on optimizing inventory productivity while maintaining appropriate in-store merchandise levels to support sales growth.

Net cash provided by investing activities in fiscal 2007 was $101.7 million, compared with net cash used in investing activities of $397.7 million in fiscal 2006. The increase in net cash provided by investing activities was attributable to an increase in the redemptions of investment securities, net of purchases, that was partially offset by the payment of $85.9 million for the acquisition of buybuy BABY and an increase in capital expenditures to $358.2 million in fiscal 2007 from $317.5 million in fiscal 2006.

Net cash used in financing activities in fiscal 2007 was $705.5 million, compared with $250.3 million in fiscal 2006. The increase in net cash used in financing activities was primarily attributable to common stock repurchased of $734.2 million in fiscal 2007 compared to $301.0 million in fiscal 2006 under the Company’s stock repurchase program.

Fiscal 2006 compared to Fiscal 2005

Net cash provided by operating activities in fiscal 2006 was $613.6 million, compared with $660.4 million in fiscal 2005. The decrease in net cash provided by operating activities was principally driven by working capital changes due to the increase in merchandise inventories (primarily as a result of new store space) and an increase in other current assets (due to the timing of prepayments), partially offset by an increase in net earnings and an increase in accrued expenses and other current liabilities (primarily due to the timing of payments). Inventory per square foot was $54.18 and $51.04 as of March 3, 2007 and February 25, 2006, respectively.

Net cash used in investing activities in fiscal 2006 was $397.7 million, compared with $67.6 million in fiscal 2005. The increase in net cash used in investing activities was attributable to a decrease in redemptions of investment securities and an increase in capital expenditures partially offset by a decrease in purchases of investment securities.

Net cash used in financing activities in fiscal 2006 was $250.3 million, compared with $567.3 million in fiscal 2005. The decrease in net cash used in financing activities was primarily attributable to common stock repurchased of $301.0 million in fiscal 2006 compared to $598.2 million in fiscal 2005 under the Company’s stock repurchase program.

Auction Rate Securities

As of March 1, 2008, the Company had approximately $326.7 million par value of auction rate securities, less a temporary valuation adjustment of approximately $7.2 million to reflect the current lack of liquidity of these investments. The Company recorded this temporary valuation adjustment in other comprehensive income, net of the related tax benefit of $2.7 million, which did not affect  fiscal 2007 earnings, and reclassified these investments to long term investment securities to reflect the lack of liquidity of these investments. Due to current market conditions, these investments have experienced failed auctions beginning in mid-February 2008. These failed auctions result in a lack of liquidity in the securities, but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies and the Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities. The Company does not anticipate that any potential lack of liquidity in these auction rate securities, even for an extended period of time, will affect its ability to finance its operations, including its expansion program and planned capital expenditures. The Company continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments, including the recent announcements by certain asset managers to redeem a portion of their outstanding auction rate securities. These investments are classified as non-current assets until the Company has better visibility as to when their liquidity will be restored. The classification and valuation of these securities will be reviewed quarterly.

Other Fiscal 2007 Information

At March 1, 2008, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of September 3, 2008 and February 27, 2009, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. In addition, under these uncommitted lines of credit, the Company can obtain unsecured standby letters of credit. During fiscal 2007, the Company did not have any direct borrowings under the uncommitted lines of credit. As of March 1, 2008, there was approximately $8.1 million of outstanding letters of credit and approximately $49.8 million of outstanding unsecured standby letters of credit, primarily for certain insurance programs. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates. The Company believes that during fiscal 2008, internally generated funds will be sufficient to fund its operations, including its expansion program and planned capital expenditures.

The Company’s Board of Directors has authorized repurchases of shares of its common stock for $1 billion in September 2007, for $1 billion in December 2006, for $200 million in January 2006, for $400 million in October 2005 and for $350 million in December 2004. The Company was authorized to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company has approximately $967 million remaining of authorized share repurchases as of March 1, 2008. The execution of the Company’s current share repurchase program will consider current economic and market conditions, including but not limited to, the liquidity of its auction rate security investments.

The Company has contractual obligations consisting mainly of operating leases for stores, offices, warehouse facilities and equipment, purchase obligations and other long-term liabilities which the Company is obligated to pay as of March 1, 2008 as follows:

		Less than 1			After 5
(in thousands)	Total	year	1-3 years	4-5 years	years

Operating Lease Obligations (1)	$3,195,366	$404,197	$776,185	$642,058	$1,372,926
Purchase Obligations (2)	433,630	433,630	—	—	—
Other long-term liabilities (3)	268,153	—	—	—	—

Total Contractual Obligations	$3,897,149	$837,827	$776,185	$642,058	$1,372,926

(1)  The amounts presented represent the future minimum lease payments under non-cancelable operating leases. In addition to minimum rent, certain of the Company’s leases require the payment of additional costs for insurance, maintenance and other costs.  These additional amounts are not included in the table of contractual commitments as the timing and/or amounts of such payments are not known.  As of March 1, 2008, the Company has leased sites for 56 new stores planned for opening in fiscal 2008 or 2009, for which aggregate minimum rental payments over the term of the leases are approximately $261.7 million and are included in the table above.

(2)  Purchase obligations primarily consist of purchase orders for merchandise and capital expenditures.

(3)  The Company’s deferred rent and other liabilities as well as income taxes payable in the Consolidated Balance Sheet as of March 1, 2008 are primarily comprised of deferred rent, income taxes, workers’ compensation and general liability reserves and other various accruals. As the timing and/or amounts of any cash payment is uncertain, the related amounts have been reflected only in the Total column in the table above.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN 48. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, a company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. FIN 48 also provided guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

On March 4, 2007, the Company adopted FIN 48 and recognized a $13.1 million increase to Retained earnings to reflect the change to its liability for unrecognized tax benefits as required. The Company also recorded additional unrecognized tax benefits, and corresponding higher deferred tax assets, of $35.6 million as a result of the adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The FASB has issued a one-year deferral of SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Although SFAS No. 157 will require additional disclosures about fair value measurements, the Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g. debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS No. 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted.

REVIEW OF EQUITY GRANTS AND PROCEDURES AND RELATED MATTERS IN FISCAL 2006

As a result of revised measurement dates for certain stock option grants, and the correction of various other errors, the Company determined that it had certain unrecorded non-cash equity-based compensation charges of $61.8 million, including related tax items related to fiscal years prior to 2006. In accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company decreased beginning Retained earnings for fiscal 2006 by $61.8 million within the accompanying Consolidated Financial Statements.

The Company’s Board of Directors also approved a remediation program intended to protect over 1,600 employees from certain potential adverse tax consequences. These adverse tax consequences arise pursuant to Internal Revenue Code Section 409A as a result of historical deficiencies associated with certain of the Company’s stock option grants that were disclosed through the Company’s stock option review. As a result of this program, the Company made cash payments totaling approximately $30.0 million to over 1,600 employees in the fourth quarter of fiscal 2006, which resulted in a non-recurring, pre-tax stock-based compensation charge. The cash outlay primarily represented payments to employees in connection with increasing the exercise prices on certain stock option grants so as to protect them from certain potential adverse tax consequences. No executive officer received such payments. The Company believes it is likely the Company will recoup a substantial portion of the anticipated cash outlay over the next several years through higher proceeds from future stock option exercises, although this recovery would not flow through the income statement.

The Company also filed a Form 8-K dated December 28, 2006 which provides further details regarding the remediation program.

The Company continues to cooperate with the inquiry of the SEC regarding the Company’s stock option grant practices.

The United States Attorney’s Office for the District of New Jersey concluded its inquiry with respect to matters arising out of and related to the Company’s historical stock option grants and procedures and related matters and has indicated it will take no further action related to this matter.

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

Inventory Valuation: Merchandise inventories are stated at the lower of cost or market. Inventory costs for BBB and Harmon are calculated using the weighted average retail inventory method and inventory costs for CTS and buybuy BABY are calculated using the first in first out cost method.

Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost to retail ratio to the retail values of inventories. The cost associated with determining the cost to retail ratio includes: merchandise purchases, net of returns to vendors, discounts and volume and incentive rebates; inbound freight expenses; duty, insurance and commissions.

At any one time, inventories include items that have been written down to the Company’s best estimate of their realizable value. Judgment is required in estimating realizable value and factors considered are the age of merchandise and anticipated demand. Actual realizable value could differ materially from this estimate based upon future customer demand or economic conditions.

The Company estimates its reserve for shrinkage throughout the year, based on historical shrinkage and any current trends, if applicable. Actual shrinkage is recorded at year end based upon the results of the Company’s physical inventory count. Historically, the Company’s shrinkage has not been volatile.

The Company accrues for merchandise in transit once it takes legal ownership and title to the merchandise; as such, an estimate for merchandise in transit is included in the Company’s merchandise inventories.

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

Stock-Based Compensation: Under SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), the Company uses a Black-Scholes option-pricing model to determine the fair value of its stock options.  The Black-Scholes model includes various assumptions, including the expected life of stock options, the expected risk free interest rate and the expected volatility. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company.  As a result, if other assumptions had been used, total stock-based compensation cost, as determined in accordance with SFAS No. 123R, could have been materially impacted.  Furthermore, if the Company uses different assumptions for future grants, stock-based compensation cost could be materially impacted in future periods.

The Company determines its assumptions for the Black-Scholes option-pricing model in accordance with SFAS No. 123R and/or SAB No. 107, “Share-Based Payment”.

•                  The expected life of stock options is estimated based on historical experience.

•                  The expected risk free interest rate is based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

•                  The expected volatility is based solely on the implied volatility of the Company’s call options.  The Company’s call options used to determine implied volatility are actively traded on multiple exchanges, had remaining maturities in excess of twelve months, had market prices close to the exercise prices of the employee stock options and were measured on the stock option grant date. The Company believes the resulting implied volatility used to determine the fair value of its stock options represents what marketplace participants would likely use in determining an exchange price for an option.

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

The Company intends to reinvest the unremitted earnings of its Canadian subsidiary. Accordingly, no provision has been made for U.S. or additional non-U.S. taxes with respect to these earnings.  In the event of repatriation to the U.S., such earnings would be subject to U.S. income taxes in most cases.

During the first quarter of 2007, the Company adopted FIN 48. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors that may be outside the Company’s control. Such factors include, without limitation: general economic conditions including the housing market and fuel costs; changes in the retailing environment and consumer preferences and spending habits; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; unusual weather patterns; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the cost of labor, merchandise and other costs and expenses; the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program; the impact of failed auctions for auction rate securities held by the Company; and matters arising out of or related to the Company’s stock option grants and procedures and related matters, including the outcome of the informal inquiry commenced by the SEC, the possibility that the SEC may not agree with all of the special committee’s findings and recommendations and may require additional or different remediation, any other proceedings which may be brought against the Company by the SEC or other governmental agencies, any tax implications relating to the Company’s stock option grants, the outcome of a shareholder derivative action filed against certain of the Company’s officers and directors and related matters, and the possibility of other private litigation relating to such stock option grants and related matters.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 1, 2008, the Company’s investments include cash and cash equivalents of $224.1 million and long term investment securities of $326.0 million at weighted average interest rates of 2.2% and 4.4%, respectively. The Company had no short term investment securities as of March 1, 2008.

Included in its long term investment securities, the Company has approximately $326.7 million par value of auction rate securities, less a temporary valuation adjustment of approximately $7.2 million to reflect the current lack of liquidity of these investments. The Company recorded this temporary valuation adjustment in other comprehensive income, net of the related tax benefit of $2.7 million, which did not affect fiscal 2007 earnings, and reclassified these investments to long term investment securities to reflect the current lack of liquidity of these investments. Due to current market conditions, these investments have experienced failed auctions beginning in mid-February 2008. These failed auctions result in a lack of liquidity in the securities, but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies and the Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities. The Company does not anticipate that any potential lack of liquidity in these auction rate securities, even for an extended period of time, will affect its ability to finance its operations, including its expansion program and planned capital expenditures. The Company continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments, including the recent announcements by certain asset managers to redeem a portion of their outstanding auction rate securities. However, if the interest rate environment changes, the Company may incur further unrealized losses. If uncertainties in the credit and capital markets continue and these markets deteriorate further, the Company may conclude that the decline in value is other than temporary and incur realized losses, including up to the full amount of the investments in auction rate securities, which could negatively affect the Company’s financial condition, cash flow and results of operations.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

1)	Consolidated Balance Sheets as of March 1, 2008 and March 3, 2007

2)	Consolidated Statements of Earnings for the fiscal years ended March 1, 2008, March 3, 2007 and February 25, 2006

3)	Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 1, 2008, March 3, 2007 and February 25, 2006

4)	Consolidated Statements of Cash Flows for the fiscal years ended March 1, 2008, March 3, 2007 and February 25, 2006

5)	Notes to Consolidated Financial Statements

6)	Reports of Independent Registered Public Accounting Firm

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance sheets

(in thousands, except per share data)

	March 1,	March 3,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$224,084	$213,381
Short term investment securities	—	774,881
Merchandise inventories	1,616,981	1,505,800
Other current assets	238,646	204,552

Total current assets	2,079,711	2,698,614

Long term investment securities	326,004	102,692
Property and equipment, net	1,121,906	929,507
Other assets	316,472	228,491

Total assets	$3,844,093	$3,959,304

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$570,605	$615,156
Accrued expenses and other current liabilities	258,989	245,267
Merchandise credit and gift card liabilities	171,252	143,737
Current income taxes payable	13,266	140,913

Total current liabilities	1,014,112	1,145,073

Deferred rent and other liabilities	192,778	165,080
Income taxes payable	75,375	—

Total liabilities	1,282,265	1,310,153

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—
Common stock - $0.01 par value; authorized - 900,000 shares; issued 312,229 and 309,750 shares, respectively; outstanding 258,920 and 277,074 shares, respectively	3,122	3,098
Additional paid-in capital	813,568	737,209
Retained earnings	3,729,766	3,153,856
Treasury stock, at cost	(1,983,590)	(1,249,397)
Accumulated other comprehensive (loss) income	(1,038)	4,385

Total shareholders’ equity	2,561,828	2,649,151

Total liabilities and shareholders’ equity	$3,844,093	$3,959,304

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

Bed Bath & Beyond Inc. and Subsidiaries

	FISCAL YEAR ENDED
	March 1,	March 3,	February 25,
(in thousands, except per share data)	2008	2007	2006

Net sales	$7,048,942	$6,617,429	$5,809,562
Cost of sales	4,123,711	3,782,027	3,323,814
Gross profit	2,925,231	2,835,402	2,485,748
Selling, general and administrative expenses	2,087,209	1,946,001	1,606,577
Operating profit	838,022	889,401	879,171
Interest income	27,210	43,478	35,920
Earnings before provision for income taxes	865,232	932,879	915,091
Provision for income taxes	302,424	338,635	342,244
Net earnings	$562,808	$594,244	$572,847

Net earnings per share - Basic	$2.13	$2.12	$1.95
Net earnings per share - Diluted	$2.10	$2.09	$1.92

Weighted average shares outstanding - Basic	264,824	280,199	293,899
Weighted average shares outstanding - Diluted	268,409	284,956	298,973

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

Bed Bath & Beyond Inc. and Subsidiaries

			ADDITIONAL				ACCUMULATED OTHER
	COMMON STOCK		PAID-IN	RETAINED	TREASURY STOCK		COMPREHENSIVE
(in thousands)	SHARES	AMOUNT	CAPITAL	EARNINGS	SHARES	AMOUNT	INCOME (LOSS)	TOTAL
Balance at February 26, 2005	302,825	$3,028	$491,508	$2,059,377	(8,762)	$(350,151)	$—	$2,203,762
Net earnings				572,847				572,847
Shares sold under employee stock option plans, including tax benefit	2,300	24	57,622					57,646
Issuance of restricted shares, net	1,031	10	(10)					—
Stock-based compensation expense			26,439					26,439
Repurchase of common stock, including fees					(16,404)	(598,244)		(598,244)
Balance at February 25, 2006	306,156	3,062	575,559	2,632,224	(25,166)	(948,395)	—	2,262,450
Net earnings				594,244				594,244
Shares sold under employee stock option plans, including tax benefit	2,603	26	61,628					61,654
Issuance of restricted shares, net	991	10	(10)					—
Stock-based compensation expense, net			61,744					61,744
Repurchase of common stock, including fees					(7,510)	(301,002)		(301,002)
Adoption of SAB 108			38,288	(72,612)				(34,324)
Adoption of SFAS No. 158							4,385	4,385
Balance at March 3, 2007	309,750	3,098	737,209	3,153,856	(32,676)	(1,249,397)	4,385	2,649,151
Adoption of FIN 48				13,102				13,102
Comprehensive Income (Loss):
Net earnings				562,808				562,808
Temporary impairment of auction rate securities, net of taxes							(4,516)	(4,516)
Pension adjustment, net of taxes							(736)	(736)
Currency translation adjustment							(171)	(171)
Comprehensive Income								557,385
Shares sold under employee stock option plans, including tax benefit	1,463	14	31,367					31,381
Issuance of restricted shares, net	1,016	10	(10)					—
Stock-based compensation expense, net			45,002					45,002
Repurchase of common stock, including fees					(20,633)	(734,193)		(734,193)
Balance at March 1, 2008	312,229	$3,122	$813,568	$3,729,766	(53,309)	$(1,983,590)	$(1,038)	$2,561,828

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Bed Bath & Beyond Inc. and Subsidiaries

	FISCAL YEAR ENDED
	March 1,	March 3,	February 25,
(in thousands)	2008	2007	2006
Cash Flows from Operating Activities:
Net earnings	$562,808	$594,244	$572,847
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	157,770	132,955	111,111
Amortization of bond premium	1,538	3,532	3,172
Stock-based compensation	43,755	52,596	26,439
Tax benefit from stock-based compensation	2,719	6,691	20,011
Deferred income taxes	2,315	(87,225)	(25,874)
(Increase) decrease in assets, net of effect of acquisition:
Merchandise inventories	(96,673)	(204,080)	(149,692)
Trading investment securities	(3,020)	(2,958)	(423)
Other current assets	(16,217)	(38,241)	(23,543)
Other assets	529	(695)	(307)
(Decrease) increase in liabilities, net of effect of acquisition:
Accounts payable	(31,764)	75,883	64,892
Accrued expenses and other current liabilities	15,774	9,784	(5,742)
Merchandise credit and gift card liabilities	24,430	30,223	26,453
Income taxes payable	(74,530)	21,575	10,666
Deferred rent and other liabilities	25,102	19,348	30,425
Net cash provided by operating activities	614,536	613,632	660,435

Cash Flows from Investing Activities:
Purchase of held-to-maturity investment securities	—	(124,125)	(442,356)
Redemption of held-to-maturity investment securities	494,526	309,818	331,565
Purchase of available-for-sale investment securities	(1,495,155)	(1,443,115)	(1,524,835)
Redemption of available-for-sale investment securities	1,546,430	1,177,250	1,788,450
Capital expenditures	(358,210)	(317,501)	(220,394)
Payment for acquisition, net of cash acquired	(85,893)	—	—
Net cash provided by (used in) investing activities	101,698	(397,673)	(67,570)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	22,672	43,393	34,953
Excess tax benefit from stock-based compensation	5,990	14,001	2,682
Repurchase of common stock, including fees	(734,193)	(301,002)	(598,244)
Payment of deferred purchase price for acquisition	—	(6,667)	(6,667)
Net cash used in financing activities	(705,531)	(250,275)	(567,276)

Net increase (decrease) in cash and cash equivalents	10,703	(34,316)	25,589

Cash and cash equivalents:
Beginning of period	213,381	247,697	222,108
End of period	$224,084	$213,381	$247,697

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Bed Bath & Beyond Inc. and Subsidiaries

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

A.    Nature of Operations

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a chain of retail stores, operating under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops (“CTS”), Harmon and Harmon Face Values (“Harmon”) and buybuy BABY, which was acquired on March 22, 2007. (See “Acquisition,” Note 2). The Company sells a wide assortment of merchandise principally including domestics merchandise and home furnishings as well as food, giftware, health and beauty care items and infant and toddler merchandise. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

B.    Fiscal Year

The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2007 and fiscal 2005 represented 52 weeks and ended on March 1, 2008 and February 25, 2006, respectively; fiscal 2006 represented 53 weeks and ended on March 3, 2007.

C.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned.

All significant intercompany balances and transactions have been eliminated in consolidation.

D.    Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In particular, judgment is used in areas such as impairment of auction rate securities, inventory valuation, impairment of long-lived assets, goodwill and other indefinitely lived intangible assets, accruals for self insurance, litigation, store opening, expansion, relocation and closing costs, the provision for sales returns, vendor allowances, stock-based compensation and income taxes. Actual results could differ from these estimates.

E.     Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within 5 business days, of $49.3 million and $44.3 million as of March 1, 2008 and March 3, 2007, respectively.

F.     Investment Securities

Investment securities primarily consist of auction rate securities, U.S. Government Agency debt securities and municipal debt securities. Auction rate securities are securities with interest rates that reset periodically through an auction process. Auction rate securities are classified as available-for-sale and are stated at fair value, which had historically been consistent with cost or par value due to interest rates which reset periodically, typically every 7, 28 or 35 days. As a result, there generally were no cumulative gross unrealized holding gains or losses relating to these auction rate securities. However, due to current market conditions, the auction process for the Company’s auction rate securities has recently failed beginning in mid-February 2008. These failed auctions result in a lack of liquidity in the securities, and affect their estimated fair values at March 1, 2008, but do not affect the underlying collateral of the securities. (See “Investment Securities,” Note 6). All income from these investments is recorded as interest income.

Those investment securities which the Company has the ability and intent to hold until maturity are classified as held-to-maturity investments and are stated at amortized cost. Those investment securities which are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are stated at fair market value.

Premiums are amortized and discounts are accreted over the life of the security as adjustments to interest income using the effective interest method. Dividend and interest income are recognized when earned.

G.    Inventory Valuation

Merchandise inventories are stated at the lower of cost or market. Inventory costs for BBB and Harmon are calculated using the weighted average retail inventory method and inventory costs for CTS and buybuy BABY are calculated using the first in first out cost method.

Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost to retail ratio to the retail values of inventories. The cost associated with determining the cost to retail ratio includes: merchandise purchases, net of returns to vendors, discounts and volume and incentive rebates; inbound freight expenses; duty, insurance and commissions.

At any one time, inventories include items that have been written down to the Company’s best estimate of their realizable value. Judgment is required in estimating realizable value and factors considered are the age of merchandise and anticipated demand. Actual realizable value could differ materially from this estimate based upon future customer demand or economic conditions.

The Company estimates its reserve for shrinkage throughout the year, based on historical shrinkage and any current trends, if applicable. Actual shrinkage is recorded at year end based upon the results of the Company’s physical inventory count. Historically, the Company’s shrinkage has not been volatile.

The Company accrues for merchandise in transit once it takes legal ownership and title to the merchandise; as such, an estimate for merchandise in transit is included in the Company’s merchandise inventories.

H.    Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets (forty years for buildings; five to twenty years for furniture, fixtures and equipment; and three to seven years for computer equipment and software). Leasehold improvements are amortized using the straight-line method over the lesser of their estimated useful life or the life of the lease. Depreciation expense is included within Selling, general and administrative expenses.

The cost of maintenance and repairs is charged to earnings as incurred; significant renewals and betterments are capitalized. Maintenance and repairs amounted to $72.9 million, $67.0 million and $54.2 million for fiscal 2007, 2006 and 2005, respectively.

I.      Impairment of Long-Lived Assets

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

J.     Goodwill and Other Indefinitely Lived Intangible Assets

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

Included within other assets in the accompanying consolidated balance sheets as of March 1, 2008 and March 3, 2007 is $198.4 million and $147.6 million, respectively, for goodwill, and $30.9 million and $19.9 million, respectively, for tradenames, which are not subject to amortization. The increase in goodwill was attributable to a $61.3 million increase as a result of the acquisition of buybuy BABY, partially offset by a $10.5 million decrease due to the favorable resolution of a tax contingency related to a prior acquisition. Tradenames increased as a result of the acquisition of buybuy BABY.

K.    Self Insurance

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

L.     Deferred Rent

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the term of the lease beginning as of the date the Company obtained possession of the leased premises. Deferred rent amounted to $77.8 million and $74.9 million as of March 1, 2008 and March 3, 2007, respectively.

Cash or lease incentives (“tenant allowances”) received pursuant to certain store leases are recognized on a straight-line basis as a reduction to rent over the lease term. The unamortized portion of tenant allowances is included in deferred rent and other liabilities. Tenant allowances amounted to $51.0 million and $34.5 million as of March 1, 2008 and March 3, 2007, respectively.

M.   Treasury Stock

The Company’s Board of Directors has authorized repurchases of shares of its common stock for $1 billion in September 2007, for $1 billion in December 2006, for $200 million in January 2006, for $400 million in October 2005 and for $350 million in December 2004. The Company was authorized to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. During fiscal 2007, the Company repurchased approximately 20.6 million shares of its common stock at a total cost of approximately $734.2 million. During fiscal 2006, the Company repurchased approximately 7.5 million shares of its common stock at a total cost of approximately $301.0 million. During fiscal 2005, the Company repurchased approximately 16.4 million shares of its common stock at a total cost of approximately $598.2 million.

N.    Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable and certain other liabilities. The Company’s investment securities consist primarily of available-for-sale debt securities which are stated at their approximate fair value. The book value of all financial instruments is representative of their fair values with the exception of certain investment securities (See “Investment Securities,” Note 6).

O.    Revenue Recognition

Sales are recognized upon purchase by customers at the Company’s retail stores or upon delivery for products purchased from its websites. The value of point of sale coupons and point of sale rebates that result in a reduction of the price paid by the customer are recorded as a reduction of sales. Shipping and handling fees that are billed to a customer in a sale transaction are recorded in sales. Taxes, such as sales tax, use tax and value added tax, are not included in sales.

Revenues from gift cards, gift certificates and merchandise credits are recognized when redeemed. Gift cards have no provisions for reduction in the value of unused card balances over defined time periods and have no expiration dates, but are subject to state escheat regulations; as such, the Company does not record income associated with unredeemed gift cards.

Sales returns are provided for in the period that the related sales are recorded based on historical experience. Although the estimate for sales returns has not varied materially from historical provisions, actual experience could vary from historical experience in the future if the level of sales return activity changes materially. In the future, if the Company concludes that an adjustment to the sales return accrual is required due to material changes in the returns activity, the reserve will be adjusted accordingly.

P.     Cost of Sales

Cost of sales includes the cost of merchandise, buying costs and costs of the Company’s distribution network including inbound freight charges, distribution facility costs, receiving costs, internal transfer costs and shipping and handling costs.

Q.    Vendor Allowances

The Company receives allowances from vendors in the normal course of business for various reasons including direct cooperative advertising, purchase volume and reimbursement for other expenses. Annual terms for each allowance include the basis for earning the allowance and payment terms which vary by agreement. All vendor allowances are recorded as a reduction of inventory cost, except for direct cooperative advertising allowances which are specific, incremental and identifiable. The Company recognizes purchase volume allowances as a reduction of the cost of inventory in the quarter in which milestones are achieved. Advertising costs were reduced by direct cooperative allowances of $11.1 million, $10.6 million and $9.4 million for fiscal 2007, 2006 and 2005, respectively.

R.    Store Opening, Expansion, Relocation and Closing Costs

Store opening, expansion, relocation and closing costs, including markdowns, asset residual values and projected occupancy costs, are charged to earnings as incurred.

S.     Advertising Costs

Expenses associated with direct response advertising are expensed over the period during which the sales are expected to occur, generally four to six weeks, and all other expenses associated with store advertising are charged to earnings as incurred. Net advertising costs amounted to $239.6 million, $198.4 million and $158.2 million for fiscal 2007, 2006 and 2005, respectively.

T.    Stock-Based Compensation

The Company records stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. The Company adopted SFAS No. 123R on August 28, 2005 (the “date of adoption”) under the modified prospective application. Under this application, the Company records stock-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remained unvested at the date of adoption. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options. The Company’s restricted stock awards are considered nonvested share awards as defined under SFAS No. 123R.

Prior to the third quarter of fiscal 2005, the Company applied the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS No. 148”) and complied with the disclosure requirements of SFAS 123. During the first half of fiscal 2005, which ended on August 27, 2005, the Company recognized compensation expense for restricted stock awards over the service period, but did not recognize compensation expense for stock options, since the Company historically has treated its stock options as having been granted at fair market value on the date of grant (however, see “Review of Equity Grants and Procedures and Related Matters in Fiscal 2006,” Note 13 for a discussion of a special committee review of equity grant matters which resulted in, among other things, the use of revised measurement dates for certain grants).

U.    Income Taxes

The Company files a consolidated Federal income tax return. Income tax returns are also filed with each taxable jurisdiction in which the Company conducts business.

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

The Company intends to reinvest the unremitted earnings of its Canadian subsidiary. Accordingly, no provision has been made for U.S. or additional non-U.S. taxes with respect to these earnings.  In the event of repatriation to the

U.S., such earnings would be subject to U.S. income taxes in most cases.

During the first quarter of 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities.

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

V.    Litigation

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

W.   Earnings per Share

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

Stock-based awards of approximately 10.9 million, 8.6 million and 4.9 million shares were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive for fiscal 2007, 2006 and 2005, respectively.

X.    Segments

The Company accounts for its operations as one operating segment.

Y.    Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The FASB has issued a one-year deferral of SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Although SFAS No. 157 will require additional disclosures about fair value measurements, the Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial

Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g. debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe SFAS No. 159 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS No. 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted.

2. ACQUISITION

On March 22, 2007, the Company completed and announced the acquisition of buybuy BABY, a retailer of infant and toddler merchandise, for approximately $67 million (net of cash acquired) and repayment of debt of approximately $19 million. Based in Garden City, New York, buybuy BABY operated a total of 8 stores at the time of acquisition, in Maryland, New Jersey, New York and Virginia. The stores range in size from approximately 28,000 to 60,000 square feet and offer a broad assortment of premier infant and toddler merchandise in categories including furniture, car seats, strollers, feeding, bedding, bath, health and safety essentials, toys, learning and development products, clothing and a unique selection of seasonal and holiday products. (See “Transactions and Balances with Related Parties,” Note 8).

The results of buybuy BABY’s operations, which are not material, have been included in the consolidated financial statements since the date of acquisition.

3. STAFF ACCOUNTING BULLETIN NO. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. The Company adopted SAB 108 at the end of fiscal 2006. In accordance with SAB 108, the Company adjusted beginning retained earnings for fiscal 2006 in the accompanying consolidated financial statements for the items described below. The Company considers these adjustments to be immaterial to prior periods.

Review of Equity Grants and Procedures and Related Matters in Fiscal 2006

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

The review of stock option grants and procedures identified various deficiencies in the process of granting and documenting stock options and restricted shares described below. As a result of the deficiencies, the special committee recommended, among other things, that the Company revise the measurement dates under APB No. 25, for 16 annual option grant dates, 26 monthly grant dates and 2 special grant dates (revisions of 2 annual, 4 monthly and 1 special grant dates have no accounting impact because prices on the revised dates were lower than on the measurement dates previously recorded by the Company). As a result of these revised measurement dates and the correction of various other errors relating to the accounting for equity-based compensation, the Company determined that from fiscal year 1993 through fiscal 2005, it had certain unrecorded non-cash equity-based compensation charges associated with its equity-based compensation plans.

As a result, the Company recorded an adjustment for unrecorded expense over the affected period (fiscal year 1993 through 2005) of $61.8 million, including related tax items. In accordance with the provisions of SAB 108, the Company decreased beginning retained earnings for fiscal year 2006 by $61.8 million within the accompanying Consolidated Financial Statements.

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

Rent and Lease Accounting

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the term of the lease. In fiscal 2004, due to clarification by the Office of the Chief Accountant of the SEC, the Company changed its method of accounting to define the beginning of the lease term as the date the Company obtained possession of the leased premises. Prior to fiscal 2004, the Company’s method of accounting defined the beginning of the lease term as the date the Company commenced lease payments. The Company recorded an adjustment to retained earnings and deferred rent and other liabilities to reflect these accounts as if the Company had always defined the beginning of the lease term as the date the Company obtained possession of the leased premises and to correspondingly increase deferred tax assets. The Company does not believe that the net effect of this adjustment which includes fiscal years 1993 through 2003 was material.

Impact of Adjustments

The impact of each of the items noted above, net of tax, on fiscal 2006 beginning balances are presented below:

	Review of Stock
	Option Grant	Rent &
	Practices, Including	Lease
(in thousands)	Related Tax Items	Accounting	Total

Other Assets	$11,273	$4,738	$16,011
Income Taxes Payable	(34,747)	—	(34,747)
Deferred Rent and Other Liabilities	—	(15,588)	(15,588)
Additional Paid-in Capital	(38,288)	—	(38,288)
Retained Earnings	61,762	10,850	72,612

Total	$—	$—	$—

4.              PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 1,	March 3,
(in thousands)	2008	2007

Land and buildings	$195,536	$112,527
Furniture, fixtures and equipment	714,974	598,892
Leasehold improvements	760,335	651,737
Computer equipment and software	329,340	286,943
	2,000,185	1,650,099
Less: Accumulated depreciation and amortization	(878,279)	(720,592)
	$1,121,906	$929,507

5.              LINES OF CREDIT

At March 1, 2008, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of September 3, 2008 and February 27, 2009, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. In addition, under these uncommitted lines of credit, the Company can obtain unsecured standby letters of credit. During fiscal 2007, the Company did not have any direct borrowings under the uncommitted lines of credit. As of March 1, 2008, there was approximately $8.1 million of outstanding letters of credit and approximately $49.8 million of outstanding unsecured standby letters of credit, primarily for certain insurance programs. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

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

6.              INVESTMENT SECURITIES

The Company’s investment securities as of March 1, 2008 and March 3, 2007 are as follows:

	March 1,	March 3,
(in millions)	2008	2007
Available-for-sale securities:
Short term	—	378.0
Long term	319.5	—
	319.5	378.0
Trading Securities:
Short term	—	3.4
Long term	6.4	—
	6.4	3.4
Held-to-maturity securities:
Short term	$—	$393.5
Long term	0.1	102.7
	0.1	496.2

Total investment securities	$326.0	$877.6

Available-for-sale securities

As of March 1, 2008, the Company had approximately $326.7 million par value of auction rate securities, less a temporary valuation adjustment of approximately $7.2 million to reflect the current lack of liquidity of these investments. Since this valuation adjustment is deemed to be temporary, it was recorded in other comprehensive income, net of the related tax benefit of $2.7 million, and did not affect the Company’s earnings for fiscal 2007. The Company reclassified these investments to long term investment securities at March 1, 2008 to reflect the current lack of liquidity of these investments. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies. Approximately $283.5 million of these securities at par are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200%. The remaining approximate $43.2 million at par are invested in securities collateralized by student loans which are currently more than 100% collateralized and with approximately 90% of such collateral in the aggregate being guaranteed by the United States government. None of the auction rate securities held by the Company are mortgage-backed debt obligations.

The Company’s auction rate securities carry interest rates that reset periodically, every 7, 28 or 35 days, through an auction process. Due to current market conditions, these investments have experienced failed auctions beginning in mid-February 2008. These failed auctions result in a lack of liquidity in the securities, but do not affect the underlying collateral of the securities. Upon the auction failures of the securities held by the Company, the interest rates reset based on a predetermined maximum contractual rate, which is nominally higher than the interest rates earned prior to the auction failures. The Company continues to earn and receive interest on these securities. The Company’s auction rate securities will continue to be presented for auction every 7, 28 or 35 days until the auction succeeds, the issuer calls the security, or they mature, as in the case of securities collateralized by student loans.

Trading securities

The Company’s trading securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. (See “Employee Benefit Plans,” Note 10).

Held-to-maturity securities

As of March 3, 2007, the Company’s held-to-maturity investment securities consisted of U.S. Government Agency debt securities and municipal debt securities. Actual maturities could differ from contractual maturities because borrowers have the right to call certain obligations. As of March 3, 2007, the fair value of short term and long term held-to-maturity securities was $393.0 million and $102.5 million, respectively. As of March 3, 2007, the Company had gross unrecognized holding losses of approximately $1.3 million, relating to held-to-maturity investment securities with fair values totaling $405.8 million.

7.              PROVISION FOR INCOME TAXES

The components of the provision for income taxes are as follows:

	FISCAL YEAR ENDED
	March 1,	March 3,	February 25,
(in thousands)	2008	2007	2006
Current:
Federal	$276,986	$375,800	$331,930
State and local	23,123	50,060	36,188
	300,109	425,860	368,118
Deferred:
Federal	5,483	(81,067)	(24,681)
State and local	(3,168)	(6,158)	(1,193)
	2,315	(87,225)	(25,874)
	$302,424	$338,635	$342,244

At March 1, 2008 and March 3, 2007, included in other current assets and in other assets is a net current deferred income tax asset of $137.2 million and $119.4 million, respectively, and a net noncurrent deferred income tax asset of $81.4 million and $58.5 million, respectively. These amounts represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities consist of the following:

	March 1,	March 3,
(in thousands)	2008	2007
Deferred Tax Assets:
Inventories	$30,074	$28,751
Deferred rent and other rent credits	51,507	42,643
Insurance	37,899	36,398
Stock-based compensation	55,511	46,696
Merchandise credits and gift card liabilities	26,350	42,731
Accrued expenses	49,508	17,824
Other	17,211	12,776

Deferred Tax Liabilities:
Depreciation	(22,066)	(33,360)
Other	(27,361)	(16,566)
	$218,633	$177,893

The Company has not established a valuation allowance for the net deferred tax asset as it is considered more likely than not that it is realizable through a combination of future taxable income, the deductibility of future net deferred tax liabilities and tax planning strategies.

The Company adopted FIN 48 on March 4, 2007 (“FIN 48 Adoption Date”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. FIN 48 also provided guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Upon adoption of FIN 48, the Company recognized a $13.1 million increase to retained earnings to reflect the change to its liability for gross unrecognized tax benefits as required. The Company also recorded additional gross unrecognized tax benefits, and corresponding higher deferred tax assets, of $35.6 million as a result of the adoption. At March 4, 2007 the total amount of gross unrecognized tax benefits was $163.3 million, of which $119.9 million would impact the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to gross unrecognized tax benefits in the provision for income taxes. As of March 4, 2007, the liability for gross unrecognized tax benefits included approximately $27.5 million of accrued interest.

Set forth below is the tabular roll-forward of the gross unrecognized tax benefits from uncertain tax positions for the fiscal year ended March 1, 2008:

(in thousands)

Balance as of March 4, 2007 (FIN 48 Adoption Date)	$163,297

Increase related to current year positions	16,920
Increase related to prior year positions	36,584
Decrease related to prior year positions	(81,330)
Settlements	(44,175)
Lapse of statute of limitations	(2,617)
Other	(5,540)

Balance as of March 1, 2008	$83,139

At March 1, 2008, the Company has recorded approximately $7.7 million and $75.4 million of gross unrecognized tax benefits in current and non-current taxes payable, respectively, on the consolidated balance sheet of which approximately $76.0 million would impact the Company’s effective tax rate. As of March 1, 2008, the liability for gross unrecognized tax benefits included approximately $14.3 million of accrued interest. For the year ended March 1, 2008, the Company recorded a reduction of interest for gross unrecognized tax benefits of approximately $1.9 million in the consolidated statement of earnings.

The Company anticipates that any adjustments to gross unrecognized tax benefits which will impact income tax expense, due to the settlement of audits and the expiration of statutes of limitations, will not exceed $1.0 million in the next twelve months. However, actual results could differ from those currently anticipated.

As of March 1, 2008, the Company operated in 49 states, the District of Columbia, Puerto Rico and Canada and files income tax returns in the United States and various state, local and international jurisdictions. The Company is currently under examination by the Internal Revenue Service for tax years 2001 through 2005. The Company is also open to examination for state and local jurisdictions with varying statutes of limitations, generally ranging from three to five years.

For fiscal 2007, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 2.57% and other income tax benefits of 2.62%. Included in other income tax benefits are the settlement of certain discrete tax items from ongoing examinations, the recognition of favorable discrete state tax items and from changing the blended state tax rate of deferred income taxes. For fiscal 2006, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 3.06% and other income tax benefits of 1.76%. For fiscal 2005, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 2.49% and other income tax benefits of 0.09%.

8.              TRANSACTIONS AND BALANCES WITH RELATED PARTIES

A.           In fiscal 2002, the Company had an interest in certain life insurance policies on the lives of its Co-Chairmen and their spouses. The Company’s interest in these policies was equivalent to the net premiums paid by the Company. The agreements relating to the Company’s interest in the life insurance policies on the lives of its Co-Chairmen and their spouses were terminated in fiscal 2003. Upon termination in fiscal 2003, the Co-Chairmen paid to the Company $5.4 million, representing the total amount of premiums paid by the Company under the agreements and the Company was released from its contractual obligation to make substantial future premium payments. In order to confer a benefit to its Co-Chairmen in substitution for the aforementioned terminated agreements, the Company has agreed to pay to the Co-Chairmen, at a future date, an aggregate amount of $4.2 million, which is included in accrued expenses and other current liabilities as of March 1, 2008 and March 3, 2007.

B.             In fiscal 2007, 2006 and 2005, the Company leased office and retail space from entities controlled by management of CTS.  In fiscal 2007, the Company leased retail space from entities controlled by management of buybuy BABY. The Company paid such entities occupancy costs of approximately $7.1 million, $6.3 million and $6.5 million in fiscal 2007, 2006 and 2005, respectively.

C.             On March 22, 2007, the Company acquired buybuy BABY, a retailer of infant and toddler merchandise, for approximately $67 million (net of cash acquired) and repayment of debt of approximately $19 million. buybuy BABY was founded in 1996 by Richard and Jeffrey Feinstein, both of whom were previously employed by the Company, and are the sons of Leonard Feinstein, one of the Company’s Co-Chairmen. The aforementioned repayment of approximately $19 million of debt resulted in the retirement of all indebtedness of buybuy BABY, which debt was held by Richard and Jeffrey Feinstein (approximately $16 million) and Leonard Feinstein (approximately $3 million). The Company’s Co-Chairmen, Leonard Feinstein and Warren Eisenberg, recused themselves from deliberations relating to the transaction.

9.              LEASES

The Company leases retail stores, as well as warehouses, office facilities and equipment, under agreements expiring at various dates through 2041. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial in fiscal 2007, 2006 and 2005), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

As of March 1, 2008, future minimum lease payments under non-cancelable operating leases are as follows:

Fiscal Year	Amount
(in thousands)
2008	$404,197
2009	401,271
2010	374,914
2011	340,924
2012	301,134
Thereafter	1,372,926
Total future minimum lease payments	$3,195,366

Expenses for all operating leases were $380.5 million, $355.7 million and $322.0 million for fiscal 2007, 2006 and 2005, respectively.

10.       EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company has two defined contribution savings plans covering all eligible employees of the Company (“the Plans”). During fiscal 2006, a 401(k) savings plan, which was frozen effective December 31, 2003, was merged into one of the Plans. Participants of the Plans may defer annual pre-tax compensation subject to statutory and Plan limitations. Effective January 1, 2006, a certain percentage of an employee’s contributions, will be matched by the Company, subject to certain statutory and Plan limitations. This match will vest over a specified period of time. The Company’s match was approximately $5.9 million, $4.8 million and $0.5 million for fiscal 2007, 2006 and 2005, respectively, which was expensed as incurred.

Nonqualified Deferred Compensation Plan

Effective January 1, 2006, the Company adopted a nonqualified deferred compensation plan for the benefit of employees defined by the Internal Revenue Service as highly compensated. A certain percentage of an employee’s contributions may be matched by the Company, subject to certain Plan limitations. This match will vest over a specified period of time. The Company’s match was approximately $0.7 million, $0.4 million and $0.1 million for fiscal 2007, 2006 and 2005, respectively, which was expensed as incurred.

Defined Benefit Plan

The Company has a non-contributory defined benefit pension plan for the CTS employees, hired on or before July 31, 2003, who meet specified age and length-of-service requirements. The benefits are based on years of service and the employee’s compensation near retirement. The Company utilizes a December 31 measurement date for this plan. In fiscal 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R),” on a prospective basis. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. For the years ended March 1, 2008 and March 3, 2007, the net periodic pension cost was not material to the Company’s results of operations. The Company has a $0.7 million and $1.1 million liability, which is included in deferred rent and other liabilities as of March 1, 2008 and March 3, 2007, respectively. In addition, as of March 1, 2008 and March 3, 2007, the Company recognized $3.6 million, net of the related tax benefit of $2.2 million, and $4.4 million, net of the related tax benefit of $2.6 million, respectively, within accumulated other comprehensive (loss) income.

11          COMMITMENTS AND CONTINGENCIES

The Company maintains employment agreements with its Co-Chairmen, which extend through June 2010. The agreements provide for a base salary (which may be increased by the Board of Directors), termination payments, post-retirement benefits and other terms and conditions of employment. In addition, the Company maintains employment agreements with other executives which provide for severance pay and, in some instances, certain other supplemental retirement benefits.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

12.       SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of $359.9 million, $388.4 million and $338.7 million in fiscal 2007, 2006 and 2005, respectively.

The Company recorded an accrual for capital expenditures of $36.6 million, $53.9 million and $49.6 million as of March 1, 2008, March 3, 2007 and February 25, 2006, respectively.

13.       STOCK-BASED COMPENSATION

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

Prior to the third quarter of fiscal 2005, the Company applied the provisions of APB No. 25 as permitted under SFAS No. 148. During the first half of fiscal 2005, which ended on August 27, 2005, the Company recognized compensation expense for restricted stock awards over the service period, but did not recognize compensation expense for stock options, since the Company historically has treated its stock options as having been granted at fair market value on the date of grant (however, see “Review of Equity Grants and Procedures and Related Matters in Fiscal 2006” for a discussion of a special committee review of equity grant matters which resulted in, among other things, the use of revised measurement dates for certain grants).

The following table details the effect on net earnings and earnings per share “as reported” and as if compensation expense had been recorded through the end of the second quarter of fiscal 2005 based on the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation” (“pro forma”). The reported and pro forma net earnings and earnings per share for the years ended March 1, 2008 and March 3, 2007 are the same since stock-based compensation expense is calculated under the provisions of SFAS No. 123R for those periods.

February 25,
(in thousands, except per share data)	2006
NET EARNINGS:
As reported	$572,847
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(31,415)
Add: Total stock-based employee compensation expense included in net earnings, net of related tax effects	16,008
Pro forma	$557,440
NET EARNINGS PER SHARE:
Basic:
As reported	$1.95
Pro forma	$1.90
Diluted:
As reported	$1.92
Pro forma	$1.87

Stock-based compensation expense for the fiscal year ended March 1, 2008 and March 3, 2007 was approximately $43.8 million ($28.4 million after tax or $0.11 per diluted share) and approximately $82.6 million ($52.6 million after tax or $0.18 per diluted share), respectively. Stock-based compensation expense for the fiscal year ended March 3, 2007, included expenses related to the cash payment of $30.0 million to remediate potential adverse tax consequences for Internal Revenue Code Section 409A and approximately $8.2 million related to the revised measurement dates (See “Review of Equity Grants and Procedures and Related Matters in Fiscal  2006” below).  In addition, the amount of stock-based compensation cost capitalized for the year ended March 1, 2008 and March 3, 2007 was approximately $1.2 million and $1.7 million, respectively.

Incentive Compensation Plans

The Company currently grants awards under the Bed Bath & Beyond 2004 Incentive Compensation Plan (the “2004 Plan”). The 2004 Plan is a flexible compensation plan that enables the Company to offer incentive compensation through stock options, restricted stock awards, stock appreciation rights and performance awards, including cash awards. As a result, during fiscal 2007, 2006 and 2005, awards consisting of a combination of stock options and performance-based restricted stock were granted to executive officers and other executives and awards consisting of restricted stock were granted to the Company’s other employees who traditionally have received stock options. Awards of stock options and restricted stock generally vest in five equal annual installments beginning one to three years from the date of grant.

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

As of March 1, 2008, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards, based on the Company’s historical treatment of options and awards as having been granted at fair market value, was $48.4 million and $78.8 million, respectively, which is expected to be recognized over a weighted average period of 2.5 years and 4.8 years, respectively (however, see “Review of Equity Grants and Procedures and Related Matters in Fiscal 2006” for a discussion of a special committee review of equity grant matters which resulted in, among other things, the use of revised measurement dates for certain grants).

Stock Options

The Company historically has treated its stock options as having been granted at fair market value on the date of grant (however, see “Review of Equity Grants and Procedures and Related Matters in Fiscal 2006” for a discussion of a special committee review of equity grant matters which resulted in, among other things, the use of revised measurement dates for certain grants). The option grants generally become exercisable in five equal annual installments beginning one to three years from the date of grant. Option grants for stock options issued prior to May 10, 2004 expire ten years after the date of grant. Option grants for stock options issued since May 10, 2004 expire eight years after the date of grant. All option grants are non-qualified.

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	FISCAL YEAR ENDED
	March 1,	March 3,	February 25,
Black-Scholes Valuation Assumptions (1)	2008	2007	2006

Weighted Average Expected Life (in years) (2)	6.4	6.3	6.1
Weighted Average Expected Volatility (3)	25.00%	25.00%	25.00%
Weighted Average Risk Free Interest Rates (4)	4.58%	4.95%	4.02%
Expected Dividend Yield	—	—	—

(1) Beginning on the date of adoption, forfeitures are estimated based on historical experience; prior to the date of adoption, forfeitures were recorded as they occurred.

(2) The expected life of stock options is estimated based on historical experience.

(3) The expected volatility is based solely on the implied volatility of the Company’s call options. The Company’s call options used to determine implied volatility are actively traded on multiple exchanges, had remaining maturities in excess of twelve months, had market prices close to the exercise prices of the employee stock options and were measured on the stock option grant date.

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the fiscal year ended March 1, 2008 were as follows:

		Weighted
		Average
	Number of	Exercise
(Shares in thousands)	Stock Options	Price
Options outstanding, beginning of year	19,836	$29.99
Granted	550	41.12
Exercised	(1,463)	15.39
Forfeited or expired	(541)	37.02
Options outstanding, end of year	18,382	$31.29
Options exercisable, end of year	12,189	$28.30

The weighted average fair value for the stock options granted in fiscal 2007, 2006 and 2005 was $15.07, $14.24 and $12.71, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of March 1, 2008 was 4.0 years and $60.7 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of March 1, 2008 was 3.5 years and $60.2 million, respectively. The total intrinsic values for stock options exercised during fiscal 2007, 2006 and 2005 were $28.2 million, $58.8 million and $60.7 million, respectively.

Net cash proceeds from the exercise of stock options for fiscal 2007 were $22.7 million and the associated income tax benefits were $8.7 million.

Restricted Stock

The Company historically has treated its restricted stock awards as having been issued and measured at fair market value on the date of grant (however, see “Review of Equity Grants and Procedures and Related Matters in Fiscal 2006” for a discussion of a special committee review of equity grant matters which resulted in, among other things, the use of revised measurement dates for certain grants). The restricted stock awards generally become exercisable in five equal annual installments beginning one to three years from the date of grant.

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

Changes in the Company’s restricted stock for the fiscal year ended March 1, 2008 were as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
(Shares in thousands)	Shares	Fair Value
Unvested restricted stock, beginning of year	1,931	$37.25
Granted	1,174	39.32
Vested	(181)	37.85
Forfeited	(158)	37.93
Unvested restricted stock, end of year	2,766	$38.05

Review of Equity Grants and Procedures and Related Matters in Fiscal 2006

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

As a result of these revised measurement dates, and the correction of various other errors, the Company determined that it had certain unrecorded non-cash equity-based compensation charges related to fiscal years prior to 2006. (See “Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When

Quantifying Misstatements in Current Year Financial Statements,” Note 3).

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

14.       SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	FISCAL 2007 QUARTER ENDED				FISCAL 2006 QUARTER ENDED
(in thousands, except per share data)	June 2, 2007	September 1, 2007	December 1, 2007	March 1, 2008	May 27, 2006	August 26, 2006	November 25, 2006	March 3, 2007

Net sales	$1,553,293	$1,767,716	$1,794,747	$1,933,186	$1,395,963	$1,607,239	$1,619,240	$1,994,987
Gross profit	646,109	732,158	747,866	799,098	590,098	678,249	704,073	862,982
Operating profit	154,391	221,037	203,152	259,442	148,750	219,622	211,134	309,895
Earnings before provision for income taxes	164,281	227,754	208,120	265,077	158,409	229,550	221,777	323,143
Provision for income taxes	59,634	80,746	69,888	92,156	57,978	84,015	79,341	117,301
Net earnings	$104,647	$147,008	$138,232	$172,921	$100,431	$145,535	$142,436	$205,842
EPS-Basic (1)	$0.38	$0.55	$0.53	$0.67	$0.36	$0.52	$0.51	$0.74
EPS-Diluted (1)	$0.38	$0.55	$0.52	$0.66	$0.35	$0.51	$0.50	$0.72

(1) Net earnings per share (“EPS”) amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Bed Bath & Beyond Inc.:

We have audited the accompanying consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries (the Company) as of March 1, 2008 and March 3, 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended March 1, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bed Bath & Beyond Inc. and subsidiaries as of March 1, 2008 and March 3, 2007, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended March 1, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the Notes to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, effective March 4, 2007.  Further, as discussed in the Notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” as well as changed their method for quantifying errors based on SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 1, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Short Hills, New Jersey
April 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Bed Bath & Beyond Inc.:

We have audited Bed Bath & Beyond Inc. and subsidiaries (the Company) internal control over financial reporting as of March 1, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting, appearing in Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 1, 2008, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries as of March 1, 2008 and March 3, 2007, and the related consolidated statements of earnings, shareholders’ equity and cash flows and the related financial statement schedule for each of the fiscal years in the three-year period ended March 1, 2008, and our report dated April 29, 2008  expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP
Short Hills, New Jersey
April 29, 2008

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Based on their evaluation as of March 1, 2008, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of March 1, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 1, 2008, our internal control over financial reporting is effective based on these criteria.

(c) Attestation Report of the Independent Registered Public Accounting Firm

KPMG LLP issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 1, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)          Directors of the Company

Information relative to Directors of the Company is set forth under the section captioned “Election of Directors” in the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (“the Proxy Statement”) and is incorporated herein by reference.

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

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is contained in the Proxy Statement and is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The Equity Plan Compensation Information required by this item is included below; all other information required by this item is incorporated herein by reference from the Proxy Statement.

The following table provides certain information as of March 1, 2008 with respect to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)
Stock Options	16,737,119	30.87	20,520,039
Equity compensation plans not approved by shareholders (2)
Stock Options	1,644,809	35.57
Total (3)	18,381,928	31.29	20,520,039

(1)

These plans consist of the Company’s 1992, 1996, 1998 and 2000 Stock Option Plans and the 2004 Incentive Compensation Plan. Upon adoption of the 2004 Incentive Compensation Plan and pursuant to its terms, the common stock available under the Company’s 1992, 1996, 1998 and 2000 Stock Option Plans became available for issuance under the 2004 Incentive Compensation Plan.

(2)

This plan consists of the Company’s 2001 Stock Option Plan. Upon adoption of the 2004 Incentive Compensation Plan and pursuant to its terms, the common stock available for issuance under the 2001 Stock Option Plan became available for issuance under the 2004 Incentive Compensation Plan and therefore has been approved by the shareholders.

(3)

Any shares of common stock that are subject to awards of options or stock appreciation rights under the 2004 Incentive Compensation Plan shall be counted against the aggregate number of shares of common stock that may be issued as one share for every share issued. Any shares of common stock that are subject to awards other than options or stock appreciation rights, including restricted stock awards, shall be counted against this limit as 1.80 shares for every share granted.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference from the Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Consolidated Financial Statements of Bed Bath & Beyond Inc. and subsidiaries are incorporated under Item 8 of this Form 10-K.

(a) (2)	Financial Statement Schedules

For the Fiscal Years Ended March 1, 2008, March 3, 2007 and February 25, 2006.

Schedule II – Valuation and Qualifying Accounts

(a) (3)	Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BED BATH & BEYOND INC.

By:	/s/ Steven H. Temares
Steven H. Temares
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Warren Eisenberg	Co-Chairman and Director	April 30, 2008
Warren Eisenberg

/s/ Leonard Feinstein	Co-Chairman and Director	April 30, 2008
Leonard Feinstein

/s/ Steven H. Temares	Chief Executive Officer	April 30, 2008
Steven H. Temares	and Director

/s/ Eugene A. Castagna	Chief Financial Officer and Treasurer	April 30, 2008
Eugene A. Castagna	(Principal Financial and
Accounting Officer)

/s/ Dean S. Adler	Director	April 30, 2008
Dean S. Adler

/s/ Stanley Barshay	Director	April 30, 2008
Stanley Barshay

/s/ Klaus Eppler	Director	April 30, 2008
Klaus Eppler

/s/ Patrick R. Gaston	Director	April 30, 2008
Patrick R. Gaston

/s/ Jordan Heller	Director	April 30, 2008
Jordan Heller

/s/ Robert S. Kaplan	Director	April 30, 2008
Robert S. Kaplan

/s/ Victoria A. Morrison	Director	April 30, 2008
Victoria A. Morrison

/s/ Fran Stoller	Director	April 30, 2008
Fran Stoller

Bed Bath & Beyond Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Fiscal Years Ended March 1, 2008, March 3, 2007 and February 25, 2006

(amounts in millions)

Column A	Column B	Column C	Column C	Column D	Column E
	Balance at	Additions	Additions	Adjustments	Balance at
	Beginning of	Charged to	Charged to	and/or	End of
Description	Period	Income	Other Accounts	Deductions	Period
Sales Returns and Allowance

Year Ended:
March 1, 2008	$15.1	$382.2	$—	$382.8	$14.5
March 3, 2007	13.3	371.0	—	369.2	15.1
February 25, 2006	11.9	332.8	—	331.4	13.3

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

10.22*	Employment Agreement between the Company and Eugene A. Castagna (dated as of March 1, 2000) (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended February 28, 2004)

10.23*	Company’s 2004 Incentive Compensation Plan (incorporated by reference to Exhibit B to the Registrant’s Proxy Statement dated May 28, 2004)

10.24*	Form of Standard Stock Option Agreement dated as of May 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 29, 2004)

10.25*	Form of Stock Option Agreement under 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 28, 2004)

10.26*	Form of Restricted Stock Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 28, 2005)

10.27*	Performance-Based Form of Restricted Stock Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 28, 2005)

10.28*	Form of Stock Option Agreement under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 27, 2005)

10.29*	Company’s Nonqualified Deferred Compensation Plan (effective January 1, 2006) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 5, 2006)

10.30*

Supplemental Executive Retirement Benefit Agreement between the Company and Steven H. Temares, dated as of January 11, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 13, 2006)

10.31*

Addendum to Stock Option Agreements for Warren Eisenberg, Leonard Feinstein and Steven H. Temares, dated as of December 27, 2006 (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended March 3, 2007)

10.32*

Addendum to Stock Option Agreements for Eugene A. Castagna, Matthew Fiorilli and Arthur Stark dated December 28, 2006 (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended March 3, 2007)

10.33*

Amended and Restated Employment Agreement between the Company and Warren Eisenberg, dated as of April 3, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 2, 2007)

10.34*

Amended and Restated Employment Agreement between the Company and Leonard Feinstein, dated as of April 3, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 2, 2007)

21**	Subsidiaries of the Company
Commission File No. 33-1

23**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

*	This is a management contract or compensatory plan or arrangement.
**	Filed herewith.