Form 10-Q
period 2008-05-31
BED BATH & BEYOND INC
filed 2008-07-10
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 31, 2008
Common Stock - $0.01 par value	260,412,321

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	May 31,	March 1,
	2008	2008

Assets
Current assets:
Cash and cash equivalents	$240,255	$224,084
Short term investment securities	15,000	—
Merchandise inventories	1,726,148	1,616,981
Other current assets	259,917	238,646

Total current assets	2,241,320	2,079,711

Long term investment securities	307,734	326,004
Property and equipment, net	1,112,116	1,121,906
Other assets	325,004	316,472

Total assets	$3,986,174	$3,844,093

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$597,011	$570,605
Accrued expenses and other current liabilities	256,083	258,989
Merchandise credit and gift card liabilities	172,816	171,252
Current income taxes payable	33,235	13,266

Total current liabilities	1,059,145	1,014,112

Deferred rent and other liabilities	198,503	192,778
Income taxes payable	74,753	75,375

Total liabilities	1,332,401	1,282,265

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued 314,151 and 312,229 shares, respectively; outstanding 260,412 and 258,920 shares, respectively	3,142	3,122
Additional paid-in capital	842,400	813,568
Retained earnings	3,806,543	3,729,766
Treasury stock, at cost; 53,739 and 53,309 shares, respectively	(1,997,241)	(1,983,590)
Accumulated other comprehensive loss	(1,071)	(1,038)

Total shareholders’ equity	2,653,773	2,561,828

Total liabilities and shareholders’ equity	$3,986,174	$3,844,093

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	May 31,	June 2,
	2008	2007

Net sales	$1,648,491	$1,553,293

Cost of sales	992,491	907,184

Gross profit	656,000	646,109

Selling, general and administrative expenses	537,181	491,718

Operating profit	118,819	154,391

Interest income	4,530	9,890

Earnings before provision for income taxes	123,349	164,281

Provision for income taxes	46,572	59,634

Net earnings	$76,777	$104,647

Net earnings per share - Basic	$0.30	$0.38
Net earnings per share - Diluted	$0.30	$0.38

Weighted average shares outstanding - Basic	256,634	273,564
Weighted average shares outstanding - Diluted	259,263	278,249

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	May 31,	June 2,
	2008	2007

Cash Flows from Operating Activities:
Net earnings	$76,777	$104,647
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	43,619	37,339
Amortization of bond premium	—	671
Stock-based compensation	10,377	10,022
Tax benefit from stock-based compensation	2,672	545
Deferred income taxes	(6,736)	(15,551)
(Increase) decrease in assets, net of effect of acquisition:
Merchandise inventories	(109,167)	(38,169)
Trading investment securities	(1,555)	(1,418)
Other current assets	(17,803)	(26,783)
Other assets	(626)	13
Increase (decrease) in liabilities, net of effect of acquisition:
Accounts payable	44,545	12,180
Accrued expenses and other current liabilities	(2,868)	(2,736)
Merchandise credit and gift card liabilities	1,564	4,270
Income taxes payable	19,347	28,913
Deferred rent and other liabilities	5,654	3,674

Net cash provided by operating activities	65,800	117,617

Cash Flows from Investing Activities:

Redemption of held-to-maturity investment securities	—	94,666
Purchase of available-for-sale investment securities	—	(315,780)
Redemption of available-for-sale investment securities	4,825	512,475
Capital expenditures	(51,673)	(76,523)
Investment in unconsolidated joint venture, including fees	(4,659)	—
Payment for acquisition, net of cash acquired	—	(85,893)

Net cash (used in) provided by investing activities	(51,507)	128,945

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	11,214	9,720
Excess tax benefit from stock-based compensation	4,315	2,683
Repurchase of common stock, including fees	(13,651)	(289,215)

Net cash provided by (used in) financing activities	1,878	(276,812)

Net increase (decrease) in cash and cash equivalents	16,171	(30,250)

Cash and cash equivalents:

Beginning of period	224,084	213,381
End of period	$240,255	$183,131

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of May 31, 2008 and March 1, 2008 and the results of its operations and its cash flows for the three months ended May 31, 2008 and June 2, 2007, respectively.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by U.S. generally accepted accounting principles.  Reference should be made to Bed Bath & Beyond Inc.’s Annual Report on Form 10-K for the fiscal year ended March 1, 2008 for additional disclosures, including a summary of the Company’s significant accounting policies and to subsequently filed Forms 8-K.

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December and generally lower in February and April.

2) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted.

3) Fair Value Measurements

On March 2, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g. debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. The Company chose not to elect the fair value option for its financial assets and liabilities existing on March 2, 2008, and did not elect the fair value option for financial assets and liabilities transacted in the three months ended May 31, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.

On March 2, 2008, the Company also adopted SFAS No. 157, “Fair Value Measurements,” as required for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, a one-year deferral of SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The adoption of SFAS No. 157 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company does not expect the adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities to have a material impact on its consolidated financial statements.

Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. “the exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

• Level 1 – Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

• Level 2 – Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

• Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

As of May 31, 2008, financial assets utilizing Level 1 inputs included short term and long term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds and securities collateralized by student loans. The Company did not have any liabilities that were required to be measured at fair value as of May 31, 2008.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the Company’s degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, SFAS No. 157 requires that an asset or liability be classified in its entirety based on the lowest level of input that is significant to the measurement of fair value.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation, such as the recent illiquidity in the auction rate securities market. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition has caused, and in the future may cause, the Company’s financial instruments to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3.

SFAS No. 157 requires that the valuation techniques used by the Company are consistent with at least one of the three possible approaches: the market approach, income approach and/or cost approach. The Company’s Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. The Company’s Level 3 valuations are based on the income approach, specifically, discounted cash flow analyses which utilize significant inputs based on the Company’s estimates and assumptions.

The following table presents the valuation of the Company’s financial assets measured at fair value on a recurring basis by the above SFAS No. 157 input levels as of May 31, 2008:

	(in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
Short term – available-for-sale securities	$15.0	$—	$15.0
Long term - trading securities	7.9	—	7.9
Long term - available-for-sale securities	—	299.7	299.7
Total	$22.9	$299.7	$322.6

Long term investment securities in the table above that are measured at fair value using significant unobservable inputs (Level 3) include available-for-sale auction rate securities (See “Investment Securities,” Note 5). These auction rate securities are valued based on the income approach, specifically, discounted cash flow analyses which utilize significant inputs based on the Company’s estimates and assumptions. Inputs include current coupon and expected maturity dates.

The following table presents the changes in the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Long term - available-for-sale securities
Beginning balance on March 2, 2008	$319.5
Redemptions at par	(4.8)
Transfer in (out) of Level 3	(15.0)
Balance on May 31, 2008	$299.7

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the changes in unrealized gains or losses relating to assets still held on May 31, 2008	$—

4) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within 5 business days, of $55.2 million and $49.3 million as of May 31, 2008 and March 1, 2008, respectively.

5) Investment Securities

The Company’s investment securities as of May 31, 2008 and March 1, 2008 are as follows:

	May 31,	March 1,
(in millions)	2008	2008
Available-for-sale securities:
Short term	$15.0	$—
Long term	299.7	319.5
	314.7	319.5
Trading Securities:
Long term	7.9	6.4
	7.9	6.4
Held-to-maturity securities:
Long term	0.1	0.1
	0.1	0.1

Total investment securities	$322.7	$326.0

Available-for-sale securities

As of May 31, 2008, the Company’s available-for-sale securities represented approximately $321.9 million par value of auction rate securities, less a temporary valuation adjustment of approximately $7.2 million to reflect the current lack of liquidity of these investments. Since this valuation adjustment is deemed to be temporary, it was recorded in other comprehensive income, net of the related tax benefit of $2.7 million, and did not affect the Company’s earnings for the three months ended May 31, 2008. During the three months ended May 31, 2008, approximately $4.8 million of auction rate securities were redeemed at par.  The Company classified these investments primarily as long term investment securities at May 31, 2008 to reflect the current lack of liquidity of these investments. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies as of May 31, 2008. Approximately $278.7 million of these securities at par are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200%.  The remaining approximately $43.2 million at par are invested in securities collateralized by student loans which are currently more than 100% collateralized and with approximately 90% of such collateral in the aggregate being guaranteed by the United States government.  None of the auction rate securities held by the Company are mortgage-backed debt obligations.

From June 1, 2008 through July 8, 2008, the Company had redemptions of auction rate securities of approximately $15.2 million at par.

Trading securities

The Company’s trading securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value.

6) Property and Equipment

As of May 31, 2008 and March 1, 2008, included in property and equipment, net is accumulated depreciation and amortization of $921.9 million and $878.3 million, respectively.

7) Stock-Based Compensation

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

The Company recorded stock-based compensation expense of $10.4 million ($6.5 million after tax or $0.02 per diluted share) and $10.0 million ($6.4 million after tax or $0.02 per diluted share) for the first quarter of fiscal 2008 and 2007, respectively. In addition, the amount of stock-based compensation cost capitalized for the three months ended May 31, 2008 and June 2, 2007 was approximately $0.3 million.

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

As of May 31, 2008, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $52.1 million and $105.3 million, respectively, which is expected to be recognized over a weighted average period of 3.2 years and 5.2 years, respectively.

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

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.  Approximately 0.8 million options were granted during the three months ended May 31, 2008.

	Three Months Ended
Black-Scholes Valuation Assumptions (1)	May 31, 2008	June 2, 2007

Weighted Average Expected Life (in years) (2)	6.1	6.4
Weighted Average Expected Volatility (3)	34.13%	25.00%
Weighted Average Risk Free Interest Rates (4)	3.17%	4.58%
Expected Dividend Yield	—	—

(1) Forfeitures are estimated based on historical experience.

(2) The expected life of stock options is estimated based on historical experience.

(3) Commencing with fiscal 2008, the Company changed its methodology for expected volatility to be based on the average of historical and implied volatility.  In changing its methodology, the Company considered, among other factors, the current events affecting the market environment at the date of grant and consistency by utilizing implied volatility as a component of its current methodology. The Company believes this approach more closely reflects what marketplace participants would likely use when considering the market environment to determine the expected volatility for the Company’s stock options (which vest over 3-7 years) on the date of grant. For fiscal 2007, the expected volatility was based solely on the implied volatility of the Company’s call options. The Company’s call options used to determine implied volatility are actively traded on multiple exchanges, had remaining maturities in excess of twelve months, had market prices close to the exercise prices of the employee stock options and were measured on the stock option grant date.

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the three months ended May 31, 2008 were as follows:

		Weighted Average
(Shares in thousands)	Number of Stock Options	Exercise Price
Options outstanding, beginning of period	18,382	$31.29
Granted	783	32.87
Exercised	(884)	12.68
Forfeited or expired	(87)	37.51
Options outstanding, end of period	18,194	$32.23
Options exercisable, end of period	13,376	$30.52

The weighted average fair value for the stock options granted through the first three months of fiscal 2008 and fiscal 2007 was $12.95 and $15.07, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of May 31, 2008 was 4.1 years and $64.1 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of May 31, 2008 was 3.6 years and $63.8 million, respectively. The total intrinsic value for stock options exercised during the first three months of fiscal 2008 and fiscal 2007 was $17.1 million and $12.0 million, respectively.

Net cash proceeds from the exercise of stock options were $11.2 million and $9.7 million and the associated income tax benefits were $7.0 million and $3.2 million for the three months ended May 31, 2008 and June 2, 2007, respectively.

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

Changes in the Company’s restricted stock for the three months ended May 31, 2008 were as follows:

	Number of Restricted	Weighted Average Grant-
(Shares in thousands)	Shares	Date Fair Value
Unvested restricted stock, beginning of period	2,766	$38.05
Granted	1,075	32.68
Vested	(283)	37.63
Forfeited	(42)	37.09
Unvested restricted stock, end of period	3,516	$36.45

8) Shareholders’ Equity

The Company’s Board of Directors has authorized repurchases of shares of its common stock in the amounts of $1.0 billion, $1.0 billion, $200 million, $400 million and $350 million in September 2007, December 2006, January 2006, October 2005 and December 2004, respectively.  The aggregate total of authorized repurchases of shares of common stock under the above share repurchase programs is approximately $3.0 billion. The Company was authorized to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company also purchases shares of its common stock to cover employee related taxes withheld on vested restricted shares. In the first three months of fiscal 2008, the Company repurchased approximately 0.4 million shares of its common stock for an aggregate price of approximately $13.7 million, bringing the aggregate total of common stock repurchased to approximately 53.7 million shares for an aggregate price of approximately $2.0 billion since the initial authorization in December 2004.

9) Earnings Per Share

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

Stock-based awards of approximately 15.1 million and 6.5 million shares were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive for the three months ended May 31, 2008 and June 2, 2007, respectively.

10) Lines of Credit

At May 31, 2008, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of September 3, 2008 and February 27, 2009, respectively.  These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business.  As of May 31, 2008, the Company did not have any direct borrowings under the uncommitted lines of credit.  Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

11) Supplemental Cash Flow Information

The Company paid income taxes of $32.3 million and $39.1 million in the first three months of fiscal 2008 and 2007, respectively.

The Company recorded an accrual for capital expenditures of $18.5 million and $31.0 million as of May 31, 2008 and June 2, 2007, respectively.

12) Investment in Joint Venture

In May 2008, the Company entered into a joint venture agreement with Home & More, S.A. de C.V., a privately-held home products retailer operating two stores in Mexico. The cost of investment in the joint venture totaled to approximately $4.7 million, including fees. The Company accounts for its 50% interest in the joint venture under the equity method of accounting, and such investment is classified in other non-current assets in the consolidated balance sheet as of May 31, 2008.

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

Operating in the highly competitive retail industry, the Company, along with other retail companies, is influenced by a number of factors, including, but not limited to, general economic conditions including the housing market and fuel costs, unusual weather patterns, consumer preferences and spending habits, competition from existing and potential competitors, and the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program.

The Company’s results for the three months ended May 31, 2008 reflect the challenges presented by certain macroeconomic conditions, including the economic slowdown, in general; specific issues related to the housing and mortgage industries; and a heightened promotional environment. As discussed in more detail below, the following represents an overview of the Company’s financial performance for the periods indicated:

•                  For the three months ended May 31, 2008, the Company’s net sales were $1.648 billion and increased 6.1% as compared to the three months ended June 2, 2007.

•                  Comparable store sales for the fiscal first quarter of 2008 increased by approximately 0.8%, as compared with an increase of approximately 1.6%, for the corresponding period last year.

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

•                  Gross profit for the three months ended May 31, 2008 was $656.0 million or 39.8% of net sales compared with $646.1 million or 41.6% of net sales for the three months ended June 2, 2007.

•                  Selling, general and administrative expenses for the three months ended May 31, 2008 were $537.2 million or 32.6% of net sales compared with $491.7 million or 31.7% of net sales for the three months ended June 2, 2007.

•                  The effective tax rate was 37.8% and 36.3% for the three months ended May 31, 2008 and June 2, 2007, respectively.

•                  For the three months ended May 31, 2008, the Company’s net earnings per diluted share were $0.30 ($76.8 million) compared to net earnings per diluted share of $0.38 ($104.6 million) for the three months ended June 2, 2007.  The net earnings per diluted share include the impact of the Company’s repurchases of its common stock.

In May 2008, the Company entered into a joint venture agreement with Home & More, S.A. de C.V., a privately-held home products retailer operating two stores in Mexico. The cost of investment in the joint venture totaled to approximately $4.7 million, including fees.

Results of Operations

Net Sales

Net sales for the three months ended May 31, 2008 were approximately $1.648 billion, an increase of $95.2 million or approximately 6.1% over net sales of approximately $1.553 billion for the corresponding quarter last year. Approximately 83% of the increase in net sales for the three months ended May 31, 2008 was attributable to an increase in the Company’s new store sales, approximately 13% of the increase was attributable to the increase in comparable stores sales and the balance of the increase was attributable to the increase in buybuy BABY net sales, prior to inclusion in comparable store sales.

For the three months ended May 31, 2008, comparable stores sales for 877 stores represented $1.526 billion of net sales and for the three months ended June 2, 2007, comparable store sales for 794 stores represented $1.417 billion of net sales. The number of stores includes only those which were a comparable store for the entire respective fiscal period. The increase in comparable store sales for the fiscal three months of 2008 was 0.8%, as compared with an increase of approximately 1.6% for the comparable period last year. The increase in comparable store sales reflects the continued consumer acceptance of the Company’s merchandise offerings and advertising programs, but was negatively affected by the economic slowdown, in general, and by issues specific to the housing and mortgage industries, in particular. In those areas of the Country that have been reported as being the most significantly affected by these issues, notably Arizona, California, Florida and Nevada, comparable store sales were noticeably weaker than in less affected areas.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 44% and 56% of net sales, respectively, for the three months ended May 31, 2008.  The sales of domestics merchandise and home furnishings accounted for approximately 45% and 55% of net sales, respectively, for the three months ended June 2, 2007.

Gross Profit

Gross profit for the three months ended May 31, 2008 was $656.0 million or 39.8% of net sales compared with $646.1 million or 41.6% of net sales for the three months ended June 2, 2007. The decrease in gross profit as a percentage of net sales for the three months ended May 31, 2008 was primarily due to an increase in coupon redemptions associated with a heightened promotional environment, an increase in inventory acquisition costs and a shift in the mix of merchandise sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended May 31, 2008 was $537.2 million or 32.6% of net sales compared with $491.7 million or 31.7% of net sales for the three months ended June 2, 2007. SG&A as a percentage of net sales increased for the three months ended May 31, 2008 compared to June 2, 2007 primarily due to increases in advertising expense as a result of increased distribution of advertising pieces in response to the heightened promotional environment and relative increases in occupancy costs including rent, real estate taxes and depreciation.

Operating Profit

Operating profit for the three months ended May 31, 2008 was $118.8 million, or 7.2% of net sales, compared to $154.4 million, or 9.9% of net sales, during the comparable period in 2007. The decrease in operating profit as a percentage of net sales was a result of deleverage in the gross profit margin and SG&A expenses.

Interest Income

Interest income was $4.5 million for the fiscal three month period of 2008 compared to $9.9 million for the corresponding period last year. Interest income decreased as a result of lower cash balances, reflecting share repurchase activity, and lower interest rates.

Income Taxes

The effective tax rate was 37.8% for the fiscal three month period of 2008 and 36.3% for the fiscal three month period of 2007. The 2007 first quarter tax expense includes a favorable $3.3 million adjustment primarily from changing the blended state tax rate on deferred tax assets.

The Company expects that Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” will continue to create volatility in the effective tax rate from quarter to quarter because the Company is required each quarter to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net Earnings

As a result of the factors described above, net earnings were $76.8 million for the fiscal three month period of 2008 compared with $104.6 million for the fiscal three month period of 2007.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores. As a result of this program, the Company operated 890 BBB stores, 41 CTS stores, 40 Harmon stores and 10 buybuy BABY stores at the end of the fiscal first quarter of 2008, compared with 821 BBB stores, 35 CTS stores, 39 Harmon stores and 8 buybuy BABY stores at the end of the corresponding quarter last year. At May 31, 2008, Company-wide total store square footage was approximately 30.4 million square feet.

During the fiscal first quarter of 2008, the Company announced the formation of a joint venture with Home & More, S.A. de C.V., a privately-held home products retailer operating two stores in Mexico.

The Company opened 9 BBB stores and 1 buybuy BABY store during the first quarter of fiscal 2008. Including the stores opened during the first quarter, the Company plans to open approximately 50 to 55 new BBB stores throughout the United States and Canada in fiscal 2008. The Company also expects to open approximately 12 new CTS stores and several new buybuy BABY stores as well as continue to open new Harmon stores. The continued growth of the Company is dependent, in large part, upon the Company’s ability to execute its expansion program successfully.

Liquidity and Capital Resources

Fiscal 2008 compared to Fiscal 2007

The Company has been able to finance its operations, including its expansion program, through internally generated funds. Net cash provided by operating activities for the three months ended May 31, 2008 was $65.8 million as compared with $117.6 million in the corresponding period of fiscal 2007. The decrease in net cash provided by operating activities was principally driven by lower net earnings and working capital changes primarily due to an increase in merchandise inventories partially offset by an increase in accounts payable.

Inventory per square foot was $56.72 as of May 31, 2008 and $55.08 as of June 2, 2007. The Company continues to focus on optimizing inventory productivity while maintaining appropriate in-store merchandise levels to support sales growth.

Net cash used in investing activities for the three months ended May 31, 2008 was $51.5 million as compared with $128.9 million of net cash provided by investing activities in the corresponding period of fiscal 2007. The current year use of cash in investing activities is primarily due to capital expenditures. In the prior year, net cash was provided by redemptions of investment securities, net of purchases, which was partially offset by the payment for the acquisition of buybuy BABY and capital expenditures.

Net cash provided by financing activities for the three months ended May 31, 2008 was $1.9 million as compared with $276.8 million of net cash used in financing activities, in the corresponding period of 2007. The change in net cash due to financing activities was primarily attributable to a decrease in common stock repurchases in the current year.

Auction Rate Securities

As of May 31, 2008, the Company’s available-for-sale securities represented approximately $321.9 million par value of auction rate securities, less a temporary valuation adjustment of approximately $7.2 million to reflect the current lack of liquidity of these investments. Since this valuation adjustment is deemed to be temporary, it was recorded in other comprehensive income, net of the related tax benefit of $2.7 million, and did not affect the Company’s earnings for the three months ended May 31, 2008. Due to current market conditions, these investments have experienced failed auctions beginning in mid-February 2008. These failed auctions result in a lack of liquidity in the securities, but do not affect the underlying collateral of the securities. The Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities. The Company does not anticipate that any potential lack of liquidity in these auction rate securities, even for an extended period of time, will affect its ability to finance its operations, including its expansion program and planned capital expenditures. The Company continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. During the three months ended May 31, 2008, approximately $4.8 million of auction rate securities were redeemed at par. These investments are primarily classified as non-current assets until the Company has better visibility as to when their liquidity will be restored. The classification and valuation of these securities will continue to be reviewed quarterly.

From June 1, 2008 through July 8, 2008, the Company had redemptions of auction rate securities of approximately $15.2 million at par.

Seasonality

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December and generally lower in February and April.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Fiscal 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 30, 2008 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies except as follows:

Inventory Valuation: On March 2, 2008, the Company changed its method for buybuy BABY from the first in first out cost method to the weighted average retail inventory method as the Company continues to integrate systems. The impact was not material to the Company’s consolidated financial statements.

Stock-Based Compensation: Under SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), the Company uses a Black-Scholes option-pricing model to determine the fair value of its stock options.  The Company determines its assumptions for the Black-Scholes option-pricing model in accordance with SFAS No. 123R and/or Staff Accounting Bulletin No. 107, “Share-Based Payment.”

Commencing with fiscal 2008, the Company changed its methodology for expected volatility to be based on the average of historical and implied volatility. In changing its methodology, the Company considered, among other factors, the current events affecting the market environment at the date of grant and consistency by utilizing implied volatility as a component of its current methodology. The Company believes this approach more closely reflects what marketplace participants would likely use when considering the market environment to determine the expected volatility for the Company’s stock options (which vest over 3-7 years) on the date of grant. The historical volatility is determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards. The implied volatility represents the implied volatility of the Company’s call options, which are actively traded on multiple exchanges, had remaining maturities in excess of twelve months, had market prices close to the exercise price of the employee stock options and were measured on the stock option grant date. Prior to this change, the expected volatility was based solely on the implied volatility of the Company’s call options, which had the same attributes as described above.

Forward-Looking Statements

This Form 10-Q may contain forward-looking statements. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, estimate, assume, continue, project, plan, and similar words and phrases. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors that may be outside the Company’s control. Such factors include, without limitation: general economic conditions including the housing market and fuel costs; changes in the retailing environment and consumer preferences and spending habits; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; unusual weather patterns; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the cost of labor, merchandise and other costs and expenses; the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program; the impact of failed auctions for auction rate securities held by the Company; and matters arising out of or related to the Company’s stock option grants and procedures and related matters, including the outcome of the informal inquiry commenced by the SEC, the possibility that the SEC may not agree with all of the special committee’s findings and recommendations and may require additional or different remediation, any other proceedings which may be brought against the Company by the SEC or other governmental agencies, any tax implications relating to the Company’s stock option grants, the outcome of the shareholder derivative action filed against certain of the Company’s officers and directors and related matters, and the possibility of other private litigation relating to such stock option grants and related matters. The Company does not undertake any obligation to update its forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at May 31, 2008 are similar to those disclosed in Item 7a of the Company’s Form 10-K for the year ended March 1, 2008.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of May 31, 2008 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the Company’s Form 10-K for the fiscal year ended March 1, 2008 as filed with the SEC for a discussion of various purported derivative actions filed in fiscal 2006 naming various officers and the directors of the Company as defendants and making allegations concerning alleged historical options backdating practices at the Company.

The Company has commenced a separate action in the Supreme Court of New York against the shareholders who had brought one such derivative case, in response to a request to inspect certain materials, which request is deemed by the Company to be improper.

The Company is, in addition, party to various other legal proceedings arising in the ordinary course of business, which the Company does not believe to be material to the Company’s business or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, carefully consider the factors discussed under “Risk Factors” in the Company’s Form 10-K for the fiscal year ended March 1, 2008 as filed with the SEC. These risks could materially adversely affect the Company’s business, financial condition and results of operations. These risks are not the only risks the Company faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that the Company currently considers immaterial to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of fiscal 2008 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
March 2, 2008 - March 29, 2008	8,000	$28.08	8,000	966,949,407
March 30, 2008 - April 26, 2008	39,000	$30.96	39,000	965,741,877
April 27, 2008 - May 31, 2008	383,000	$31.89	383,000	953,528,467
Total	430,000	$31.73	430,000	953,528,467

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting was held on July 3, 2008. At the Annual Meeting, the following items were voted upon:

 1.            Election of eight directors of the Corporation.

 2.            Ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ending February 28, 2009.

The results of the voting were as follows:

Election of Directors:

Nominee	For	Withheld
Total Shares Voted (in thousands)
Warren Eisenberg	233,570	4,566
Leonard Feinstein	234,439	3,697
Dean S. Adler	160,808	77,328
Stanley F. Barshay	233,849	4,287
Patrick R. Gaston	234,826	3,310
Jordan Heller	234,831	3,305
Robert S. Kaplan	234,482	3,654
Victoria A. Morrison	233,291	4,845

Ratification of the Appointment of Auditors:

	For	Against	Abstentions
Total Shares Voted (in thousands)	234,921	1,327	1,888

Item 6. Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: July 8, 2008	By:	/s/ Eugene A. Castagna
Eugene A. Castagna
Chief Financial Officer and
Treasurer
(Principal Financial and
Accounting Officer)

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