Form 10-Q
period 2008-08-30
BED BATH & BEYOND INC
filed 2008-10-09
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended August 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 30, 2008
Common Stock - $0.01 par value	259,698,016

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	August 30,	March 1,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$288,556	$224,084
Short term investment securities	10,000	—
Merchandise inventories	1,810,313	1,616,981
Other current assets	282,771	238,646

Total current assets	2,391,640	2,079,711

Long term investment securities	286,946	326,004
Property and equipment, net	1,123,651	1,121,906
Other assets	330,104	316,472

Total assets	$4,132,341	$3,844,093

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$654,626	$570,605
Accrued expenses and other current liabilities	255,422	258,989
Merchandise credit and gift card liabilities	170,331	171,252
Current income taxes payable	11,131	13,266

Total current liabilities	1,091,510	1,014,112

Deferred rent and other liabilities	205,644	192,778
Income taxes payable	77,449	75,375

Total liabilities	1,374,603	1,282,265

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued 314,367 and 312,229 shares, respectively; outstanding 259,698 and 258,920 shares, respectively	3,144	3,122
Additional paid-in capital	853,174	813,568
Retained earnings	3,925,811	3,729,766
Treasury stock, at cost; 54,669 and 53,309 shares, respectively	(2,024,215)	(1,983,590)
Accumulated other comprehensive loss	(176)	(1,038)

Total shareholders’ equity	2,757,738	2,561,828

Total liabilities and shareholders’ equity	$4,132,341	$3,844,093

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	August 30,	September 1,	August 30,	September 1,
	2008	2007	2008	2007

Net sales	$1,853,892	$1,767,716	$3,502,383	$3,321,009

Cost of sales	1,114,571	1,035,558	2,107,062	1,942,742

Gross profit	739,321	732,158	1,395,321	1,378,267

Selling, general and administrative expenses	551,900	511,121	1,089,081	1,002,839

Operating profit	187,421	221,037	306,240	375,428

Interest income	2,946	6,717	7,476	16,607

Earnings before provision for income taxes	190,367	227,754	313,716	392,035

Provision for income taxes	71,099	80,746	117,671	140,380

Net earnings	$119,268	$147,008	$196,045	$251,655

Net earnings per share - Basic	$0.46	$0.55	$0.76	$0.93
Net earnings per share - Diluted	$0.46	$0.55	$0.76	$0.92

Weighted average shares outstanding - Basic	256,726	266,069	256,680	269,817
Weighted average shares outstanding - Diluted	258,979	269,531	259,121	273,890

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	August 30,	September 1,
	2008	2007
Cash Flows from Operating Activities:

Net earnings	$196,045	$251,655
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	87,138	75,177
Amortization of bond premium	—	1,123
Stock-based compensation	21,604	20,562
Tax benefit from stock-based compensation	266	470
Deferred income taxes	(17,565)	(30,227)
Other	155	—
Increase in assets, net of effect of acquisition:
Merchandise inventories	(193,332)	(82,369)
Trading investment securities	(1,740)	(2,117)
Other current assets	(34,906)	(31,180)
Other assets	(928)	(312)
Increase (decrease) in liabilities, net of effect of acquisition:
Accounts payable	102,476	51,824
Accrued expenses and other current liabilities	(2,907)	8,556
Merchandise credit and gift card liabilities	(921)	4,280
Income taxes payable	(61)	2,027
Deferred rent and other liabilities	12,725	8,437

Net cash provided by operating activities	168,049	277,906

Cash Flows from Investing Activities:

Redemption of held-to-maturity investment securities	—	188,669
Purchase of available-for-sale investment securities	—	(644,330)
Redemption of available-for-sale investment securities	31,350	841,305
Capital expenditures	(106,711)	(153,296)
Investment in unconsolidated joint venture, including fees	(4,764)	—
Payment for acquisition, net of cash acquired	—	(85,893)

Net cash (used in) provided by investing activities	(80,125)	146,455

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	12,779	10,576
Excess tax benefit from stock-based compensation	4,394	2,971
Repurchase of common stock, including fees	(40,625)	(528,326)

Net cash used in financing activities	(23,452)	(514,779)

Net increase (decrease) in cash and cash equivalents	64,472	(90,418)

Cash and cash equivalents:

Beginning of period	224,084	213,381
End of period	$288,556	$122,963

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of August 30, 2008 and March 1, 2008 and the results of its operations for the three and six months ended August 30, 2008 and September 1, 2007, respectively, and its cash flows for the six months ended August 30, 2008 and September 1, 2007, respectively.

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

3) Fair Value Measurements

On March 2, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g. debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. The Company chose not to elect the fair value option for its financial assets and liabilities existing on March 2, 2008, and did not elect the fair value option for financial assets and liabilities transacted in the six months ended August 30, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements.

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

As of August 30, 2008, financial assets utilizing Level 1 inputs included short term and long term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds and securities collateralized by student loans. The Company did not have any liabilities that were required to be measured at fair value as of August 30, 2008.

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

SFAS No. 157 requires that the valuation techniques used by the Company are consistent with at least one of the three possible approaches: the market approach, income approach and/or cost approach. The Company’s Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. The Company’s Level 3 valuations of auction rate securities are based on the income approach, specifically, discounted cash flow analyses which utilize significant inputs based on the Company’s estimates and assumptions. Inputs include current coupon rates and expected maturity dates.

The following table presents the valuation of the Company’s financial assets as of August 30, 2008 measured at fair value on a recurring basis by the input levels prescribed by SFAS No. 157:

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Unobservable
	Assets	Inputs
(in millions)	(Level 1)	(Level 3)	Total
Short term - available-for-sale securities	$10.0	$—	$10.0
Long term - trading securities	8.1	—	8.1
Long term - available-for-sale securities	—	278.7	278.7
Total	$18.1	$278.7	$296.8

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

The following table presents the changes in the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Long term -
available-for-
(in millions)	sale securities
Balance on March 2, 2008, net of temporary valuation adjustment	$319.5
Change in temporary valuation adjustment included in other comprehensive income	0.6
Redemptions at par	(16.4)
Transfer to Level 1	(25.0)
Balance on August 30, 2008, net of temporary valuation adjustment	$278.7

The amount of total gains or (losses) for the period included in earnings attributable to the changes in unrealized gains or losses relating to assets still held on August 30, 2008	$—

Of the $25.0 million of auction rate securities that were transferred to Level 1, $15.0 million were redeemed at par during the six months ended August 30, 2008. Subsequent to the end of the fiscal second quarter through October 7, 2008, the Company redeemed an additional approximately $10 million at par.

4) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within 5 business days, of $59.8 million and $49.3 million as of August 30, 2008 and March 1, 2008, respectively.

5) Investment Securities

The Company’s investment securities as of August 30, 2008 and March 1, 2008 are as follows:

	August 30,	March 1,
(in millions)	2008	2008
Available-for-sale securities:
Short term	$10.0	$—
Long term	278.7	319.5
	288.7	319.5
Trading securities:
Long term	8.1	6.4
	8.1	6.4
Held-to-maturity securities:
Long term	0.1	0.1
	0.1	0.1

Total investment securities	$296.9	$326.0

Available-for-sale securities

As of August 30, 2008, the Company’s available-for-sale securities represented approximately $295.3 million par value of auction rate securities, less a temporary valuation adjustment of approximately $6.6 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary it was recorded in other comprehensive income, net of a related tax benefit of $2.5 million, and did not affect the Company’s earnings for the six months ended August 30, 2008. During the six months ended August 30, 2008, approximately $31.4 million of auction rate securities were redeemed at par. Due to their lack of liquidity, the Company classified $278.7 million and $319.5 million of these investments as long term investment securities at August 30, 2008 and March 1, 2008, respectively. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies as of August 30, 2008. Approximately $252.1 million of these securities at par are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200%. The remaining approximately $43.2 million at par are invested in securities collateralized by student loans which are currently more than 100% collateralized and with approximately 90% of such collateral in the aggregate being guaranteed by the United States government. None of the auction rate securities held by the Company are mortgage-backed debt obligations.

Subsequent to the end of the fiscal second quarter through October 7, 2008, the Company redeemed approximately $10 million of auction rate securities at par.

Trading securities

The Company’s trading securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value.

6) Property and Equipment

As of August 30, 2008 and March 1, 2008, included in property and equipment, net is accumulated depreciation and amortization of $965.4 million and $878.3 million, respectively.

7) Investment in Joint Venture

In May 2008, the Company entered into a joint venture agreement with Home & More, S.A. de C.V., a privately-held home products retailer operating two stores in Mexico. The cost of investment in the joint venture totaled to approximately $4.8 million, including fees. The Company accounts for its 50% interest in the joint venture under the equity method of accounting, and such investment is classified in other non-current assets in the consolidated balance sheet as of August 30, 2008.

8) Stock-Based Compensation

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

The Company recorded stock-based compensation expense of $11.2 million ($7.0 million after tax or $0.03 per diluted share) and $21.6 million ($13.5 million after tax or $0.05 per diluted share) for the three and six months ended August 30, 2008, respectively. The Company recorded stock-based compensation expense of $10.5 million ($6.8 million after tax or $0.03 per diluted share) and $20.6 million ($13.2 million after tax or $0.05 per diluted share) for the three and six months ended September 1, 2007, respectively. In addition, the amount of stock-based compensation cost capitalized for the six months ended August 30, 2008 and September 1, 2007 was approximately $0.6 million.

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

As of August 30, 2008, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $45.8 million and $102.6 million, respectively, which is expected to be recognized over a weighted average period of 3.1 years and 5.0 years, respectively.

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

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. During the first quarter of fiscal 2008, the Company granted approximately 0.8 million stock options. No stock options were granted during the second quarter of fiscal 2008.

	Six Months Ended
	August 30,	September 1,
Black-Scholes Valuation Assumptions (1)	2008	2007

Weighted Average Expected Life (in years) (2)	6.1	6.4
Weighted Average Expected Volatility (3)	34.13%	25.00%
Weighted Average Risk Free Interest Rates (4)	3.17%	4.58%
Expected Dividend Yield	—	—

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

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the six months ended August 30, 2008 were as follows:

		Weighted Average
(Shares in thousands)	Number of Stock Options	Exercise Price
Options outstanding, beginning of period	18,382	$31.29
Granted	783	32.87
Exercised	(960)	13.30
Forfeited or expired	(251)	35.94
Options outstanding, end of period	17,954	$32.26
Options exercisable, end of period	13,360	$30.61

The weighted average grant date fair value of stock options granted during the first six months of fiscal 2008 and 2007 was $12.95 and $15.07, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of August 30, 2008 was 3.8 years and $56.9 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value of options exercisable as of August 30, 2008 was 3.4 years and $56.9 million, respectively. The total intrinsic value of stock options exercised during the first six months of fiscal 2008 and 2007 was $17.9 million and $13.1 million, respectively.

Net cash proceeds from the exercise of stock options were $12.8 million and $10.6 million and the related income tax benefits were $4.7 million and $3.4 million for the six months ended August 30, 2008 and September 1, 2007, respectively.

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

Changes in the Company’s restricted stock awards for the six months ended August 30, 2008 were as follows:

		Weighted Average
	Number of Restricted	Grant-Date Fair
(Shares in thousands)	Stock Awards	Value
Unvested restricted stock, beginning of period	2,766	$38.05
Granted	1,255	32.25
Vested	(312)	37.58
Forfeited	(78)	36.59
Unvested restricted stock, end of period	3,631	$36.12

9) Shareholders’ Equity

The Company’s Board of Directors has authorized repurchases of shares of its common stock in the amounts of $1.0 billion, $1.0 billion, $200 million, $400 million and $350 million in September 2007, December 2006, January 2006, October 2005 and December 2004, respectively. The aggregate total of authorized repurchases of shares of common stock under the above share repurchase programs is approximately $3.0 billion. The Company was authorized to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company also purchases shares of its common stock to cover employee related taxes withheld on vested restricted stock awards. In the first six months of fiscal 2008, the Company repurchased approximately 1.4 million shares of its common stock for an aggregate price of approximately $40.6 million, bringing the aggregate total of common stock repurchased to approximately 54.7 million shares for an aggregate price of approximately $2.0 billion since the initial authorization in December 2004.

10) Earnings Per Share

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of stock-based awards as calculated under the treasury stock method.

Stock-based awards for the three and six months ended August 30, 2008 of approximately 15.0 million and 15.1 million shares, respectively, and for the three and six months ended September 1, 2007 of approximately 12.0 million and 9.3 million shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

11) Lines of Credit

At August 30, 2008, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of September 3, 2009 and February 27, 2009, respectively. During the second quarter of fiscal 2008, the expiration date on the line of credit that expires on September 3, 2009 was extended from September 3, 2008. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. As of August 30, 2008, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

12) Supplemental Cash Flow Information

The Company paid income taxes of $136.1 million and $161.4 million in the first six months of fiscal 2008 and 2007, respectively.

The Company recorded an accrual for capital expenditures of $18.1 million and $31.5 million as of August 30, 2008 and September 1, 2007, respectively.

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

The Company’s results for the three and six months ended August 30, 2008 reflect the challenges presented by certain macroeconomic conditions, including the economic slowdown, in general, and specific issues related to the housing industry. As discussed in more detail below, the following represents an overview of the Company’s financial performance for the periods indicated:

•                For the three and six months ended August 30, 2008, the Company’s net sales were $1.854 billion and $3.502 billion, respectively, and increased by 4.9% and 5.5%, respectively, as compared to the three and six months ended September 1, 2007.

•                Comparable store sales for the fiscal second quarter of 2008 decreased by approximately 0.1%, as compared with an increase of approximately 2.2% for the corresponding period last year. Comparable store sales for the fiscal first half of 2008 increased by approximately 0.3%, as compared with an increase of approximately 1.9%, for the corresponding period last year.

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

•                Gross profit for the three months ended August 30, 2008 was $739.3 million or 39.9% of net sales compared with $732.2 million or 41.4% of net sales for the three months ended September 1, 2007. Gross profit for the six months ended August 30, 2008 was $1.395 billion or 39.8% of net sales compared with $1.378 billion or 41.5% of net sales for the six months ended September 1, 2007.

•                Selling, general and administrative expenses (“SG&A”) for the three months ended August 30, 2008 were $551.9 million or 29.8% of net sales compared with $511.1 million or 28.9% of net sales for the three months ended September 1, 2007. SG&A for the six months ended August 30, 2008 were $1.089 billion or 31.1% of net sales compared with $1.003 billion or 30.2% of net sales for the six months ended September 1, 2007.

•                The effective tax rate was 37.3% and 37.5% for the three and six months ended August 30, 2008, respectively, and 35.5% and 35.8% for the three and six months ended September 1, 2007, respectively.

•                For the three and six months ended August 30, 2008, the Company’s net earnings per diluted share were $0.46 ($119.3 million) and $0.76 ($196.0 million), respectively, compared to net earnings per diluted share of $0.55 ($147.0 million) and $0.92 ($251.7 million) for the three and six months ended September 1, 2007, respectively. The net earnings per diluted share include the impact of the Company’s repurchases of its common stock.

Capital expenditures for the six months ended August 30, 2008 and September 1, 2007 were $106.7 million and $153.3 million, respectively. Included in capital expenditures for the six months ended September 1, 2007 were costs associated with a new distribution center and a new E-service fulfillment center to support the Company’s growth.

In May 2008, the Company entered into a joint venture agreement with Home & More, S.A. de C.V., a privately-held home products retailer operating two stores in Mexico. The cost of investment in the joint venture totaled to approximately $4.8 million, including fees.

Also, during the fiscal second quarter of 2008, the Company opened its second store in Canada and is actively pursuing its expansion opportunities in Canada.

Results of Operations

Net Sales

Net sales for the three months ended August 30, 2008 were $1.854 billion, an increase of $86.2 million or approximately 4.9% over net sales of $1.768 billion for the corresponding quarter last year. For the three months ended August 30, 2008, the increase in net sales was primarily attributable to an increase in the Company’s new store sales.

For the three months ended August 30, 2008, comparable store sales for 895 stores represented $1.742 billion of net sales and for the three months ended September 1, 2007, comparable store sales for 810 stores represented $1.631 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. The decrease in comparable store sales for the three months ended August 30, 2008 was 0.1%, as compared with an increase of approximately 2.2% for the comparable period last year. Net sales and comparable store sales were negatively affected by the overall economic environment, in general, and by issues specific to the housing industry, in particular. California, Florida, Arizona and Nevada were some of the states most significantly affected by these issues. In addition, the Company also experienced severe weather as well as a competitor’s going out of business sales in a number of markets.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 45% and 55% of net sales, respectively, for the three months ended August 30, 2008 and approximately 47% and 53% of net sales, respectively, for the three months ended September 1, 2007.

For the six months ended August 30, 2008, net sales were $3.502 billion, an increase of $181.4 million or approximately 5.5% over net sales of $3.321 billion for the corresponding six months last year. For the six months ended August 30, 2008, approximately 90% of the increase in net sales was attributable to an increase in the Company’s new store sales, approximately 6% of the increase was attributable to the increase in comparable store sales, and the balance of the increase was primarily attributable to the increase in buybuy BABY net sales, prior to inclusion in comparable store sales.

For the six months ended August 30, 2008, comparable store sales for 876 stores represented $3.268 billion of net sales and for the six months ended September 1, 2007, comparable store sales for 794 stores represented $3.048 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. The increase in comparable store sales for the fiscal first half of 2008 was 0.3%, as compared with an increase of approximately 1.9% for the comparable period last year. Net sales and comparable store sales continued to be negatively affected by the economic slowdown, in general, and by issues specific to the housing industry, in particular. California, Florida, Arizona and Nevada were some of the states most significantly affected by these issues.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 44% and 56% of net sales, respectively, for the six months ended August 30, 2008 and approximately 46% and 54% of net sales, respectively, for the six months ended September 1, 2007.

Gross Profit

Gross profit for the three months ended August 30, 2008 was $739.3 million or 39.9% of net sales compared with $732.2 million or 41.4% of net sales for the three months ended September 1, 2007. Gross profit for the six months ended August 30, 2008 was $1.395 billion or 39.8% of net sales compared with $1.378 billion or 41.5% of net sales for the six months ended September 1, 2007. The decreases in gross profit as a percentage of net sales for the three and six months ended August 30, 2008 were primarily due to an increase in coupon redemptions, an increase in inventory acquisition costs and the shift in the mix of merchandise sold to lower margin categories.

Selling, General and Administrative Expenses

SG&A for the three months ended August 30, 2008 was $551.9 million or 29.8% of net sales compared with $511.1 million or 28.9% of net sales for the three months ended September 1, 2007. SG&A as a percentage of net sales increased for the three months ended August 30, 2008 compared to September 1, 2007 primarily due to the 0.1% decline in comparable store sales, resulting in relative increases in fixed costs, such as occupancy costs (including rent, real estate taxes and depreciation) and relative increases in payroll and payroll-related items (including salaries, medical insurance and workers’ compensation insurance). Although the number of advertising events was comparable to the prior year, the Company also experienced relative increases in advertising expenses primarily as a result of increases in postage, paper and other production costs.

SG&A for the six months ended August 30, 2008 was $1.089 billion or 31.1% of net sales compared with $1.003 billion or 30.2% of net sales for the six months ended September 1, 2007. This increase in SG&A as a percentage of net sales was primarily due to the relatively flat comparable store sales, resulting in relative increases in occupancy costs (including rent, real estate taxes and depreciation). Also contributing to the increase in SG&A as a percentage of net sales were relative increases in advertising expenses (including increases in postage, paper and other production costs) and relative increases in payroll and payroll-related items (including salaries, medical insurance and workers’ compensation insurance).

Operating Profit

Operating profit for the three months ended August 30, 2008 was $187.4 million or 10.1% of net sales compared to $221.0 million or 12.5% of net sales during the comparable period in 2007. For the six months ended August 30, 2008, operating profit was $306.2 million or 8.7% of net sales compared to $375.4 million or 11.3% of net sales during the comparable period in 2007. The decreases in operating profit as a percentage of net sales in the comparable periods were a result of deleverage in the gross profit margin and SG&A expenses.

Interest Income

Interest income was $2.9 million and $7.5 million for the three and six months ended August 30, 2008, respectively, compared to $6.7 million and $16.6 million for the three and six months ended September 1, 2007, respectively. These decreases in interest income resulted from lower interest rates and lower cash and investment securities balances, reflecting cumulative share repurchase activity.

Income Taxes

The effective tax rate for the three months ended August 30, 2008 was 37.3% compared to 35.5% for the three months ended September 1, 2007. The tax rate for the three months ended September 1, 2007 included a net $5.8 million benefit, primarily due to the recognition of favorable discrete state tax items, partially offset by an increase in tax contingency reserves related to ongoing income tax audits.

The effective tax rate for the six months ended August 30, 2008 was 37.5% compared to 35.8% for the six months ended September 1, 2007. The tax rate for the six months ended September 1, 2007 included a net $9.1 million benefit, primarily due to the recognition of favorable discrete state tax items and from changing the blended state tax rate of deferred tax assets, partially offset by an increase in tax contingency reserves related to ongoing income tax audits.

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

Net Earnings

As a result of the factors described above, net earnings were $119.3 million for the fiscal second quarter of 2008 and $196.0 million for the fiscal first half of 2008, compared with $147.0 million and $251.7 million for the corresponding periods in 2007, respectively.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores. As a result of this program, the Company operated 903 BBB stores, 41 CTS stores, 40 Harmon stores and 10 buybuy BABY stores at the end of the fiscal second quarter of 2008, compared with 831 BBB stores, 36 CTS stores, 39 Harmon stores and 8 buybuy BABY stores at the end of the corresponding quarter last year. At August 30, 2008, Company-wide total store square footage was approximately 30.8 million square feet.

During the fiscal second quarter of 2008, the Company opened 13 BBB stores, including its second store in Canada. Including the 22 BBB stores opened in the fiscal first half, the Company plans to open approximately 50 new BBB stores throughout the United States and Canada in fiscal 2008. For all of fiscal 2008, the Company also expects to open approximately 12 new CTS stores, several new buybuy BABY stores and one new Harmon Face Values store. The continued growth of the Company is dependent, in large part, upon the Company’s ability to execute its expansion program successfully.

In May 2008, the Company announced the formation of a joint venture with Home & More, S.A. de C.V., a privately-held home products retailer operating two stores in Mexico.

Liquidity and Capital Resources

Fiscal 2008 compared to Fiscal 2007

The Company has been able to finance its operations, including its expansion program, through internally generated funds. Net cash provided by operating activities for the six months ended August 30, 2008 was $168.0 million as compared with $277.9 million in the corresponding period of fiscal 2007. The decrease in net cash provided by operating activities was principally driven by lower net earnings and working capital changes primarily due to an increase in merchandise inventories partially offset by an increase in accounts payable.

Inventory per square foot was $58.81 as of August 30, 2008, an increase of approximately 5% from $56.02 as of September 1, 2007. Excluding the inventory in the Company’s new distribution and E-service fulfillment facilities, which opened in the fourth quarter of fiscal 2007, the increase in inventory per square foot from September 1, 2007 to August 30, 2008 was approximately 1%. The Company continues to focus on optimizing inventory productivity while maintaining appropriate in-store merchandise levels to support sales growth.

Net cash used in investing activities for the six months ended August 30, 2008 was $80.1 million as compared with $146.5 million of net cash provided by investing activities in the corresponding period of fiscal 2007. The current year use of cash in investing activities is primarily due to capital expenditures partially offset by redemptions of investment securities. In the prior year, net cash was provided by redemptions of investment securities, net of purchases, partially offset by capital expenditures and the payment for the acquisition of buybuy BABY.

Net cash used in financing activities for the six months ended August 30, 2008 was $23.5 million as compared with $514.8 million in the corresponding period of 2007. The decline in net cash used was primarily attributable to a decrease in common stock repurchases in the current year.

Auction Rate Securities

As of August 30, 2008, the Company’s available-for-sale securities represented approximately $295.3 million par value of auction rate securities, less a temporary valuation adjustment of approximately $6.6 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary it was recorded in other comprehensive income, net of a related tax benefit of $2.5 million, and did not affect the Company’s earnings for the six months ended August 30, 2008. Due to current market conditions, these investments have experienced failed auctions beginning in mid-February 2008. These failed auctions result in a lack of liquidity in the securities, but do not affect the underlying collateral of the securities. The Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities. The Company does not anticipate that any potential lack of liquidity in these auction rate securities, even for an extended period of time, will affect its ability to finance its operations, including its expansion program and planned capital expenditures. The Company continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. During the six months ended August 30, 2008, approximately $31.4 million of auction rate securities were redeemed at par. These investments are primarily classified as non-current assets until the Company has better visibility as to when their liquidity will be restored.  The classification and valuation of these securities will continue to be reviewed quarterly.

Subsequent to the end of the fiscal second quarter through October 7, 2008, the Company redeemed approximately $10 million of auction rate securities at par.

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

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2008 (“2007 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on April 30, 2008 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies except as follows:

Inventory Valuation: On March 2, 2008, the Company changed its method for buybuy BABY from the first in first out cost method to the weighted average retail inventory method as the Company continues to integrate systems. The impact was not material to the Company’s consolidated financial statements.

Stock-Based Compensation: Under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), the Company uses a Black-Scholes option-pricing model to determine the fair value of its stock options. The Company determines its assumptions for the Black-Scholes option-pricing model in accordance with SFAS No. 123R and/or Staff Accounting Bulletin No. 107, “Share-Based Payment.”

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at August 30, 2008 are similar to those disclosed in Item 7a of the Company’s 2007 Form 10-K.

Item 4.  Controls and Procedures

(a)    Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of August 30, 2008 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2008 (“2007 Form 10-K”) as filed with the SEC for a discussion of various purported derivative actions filed in fiscal 2006 naming various officers and the directors of the Company as defendants and making allegations concerning alleged historical options backdating practices at the Company.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, carefully consider the factors discussed under “Risk Factors” in the Company’s 2007 Form 10-K as filed with the SEC. These risks could materially adversely affect the Company’s business, financial condition and results of operations. These risks are not the only risks the Company faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that the Company currently considers immaterial to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of fiscal 2008 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share	or Programs (1)	Programs (1) (2)
June 1, 2008 - June 28, 2008	5,000	$28.37	5,000	$953,386,631
June 29, 2008 - July 26, 2008	228,000	$29.23	228,000	$946,722,847
July 27, 2008 - August 30, 2008	697,000	$28.92	697,000	$926,567,301
Total	930,000	$28.99	930,000	$926,567,301

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

BED BATH & BEYOND INC.
(Registrant)

Date: October 7, 2008	By:	/s/ Eugene A. Castagna
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