Form 10-Q
period 2008-11-29
BED BATH & BEYOND INC
filed 2009-01-08
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended November 29, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 29, 2008
Common Stock - $0.01 par value	259,725,366

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	November 29,	March 1,
	2008	2008

Assets
Current assets:
Cash and cash equivalents	$233,356	$224,084
Short term investment securities	4,000	—
Merchandise inventories	1,920,481	1,616,981
Other current assets	332,321	238,646

Total current assets	2,490,158	2,079,711

Long term investment securities	230,910	326,004
Property and equipment, net	1,134,802	1,121,906
Other assets	339,520	316,472

Total assets	$4,195,390	$3,844,093

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$613,217	$570,605
Accrued expenses and other current liabilities	267,882	258,989
Merchandise credit and gift card liabilities	165,837	171,252
Current income taxes payable	7,753	13,266

Total current liabilities	1,054,689	1,014,112

Deferred rent and other liabilities	206,465	192,778
Income taxes payable	80,637	75,375

Total liabilities	1,341,791	1,282,265

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued 314,575 and 312,229 shares, respectively; outstanding 259,725 and 258,920 shares, respectively	3,146	3,122
Additional paid-in capital	865,694	813,568
Retained earnings	4,013,511	3,729,766
Treasury stock, at cost; 54,850 and 53,309 shares, respectively	(2,028,623)	(1,983,590)
Accumulated other comprehensive loss	(129)	(1,038)

Total shareholders’ equity	2,853,599	2,561,828

Total liabilities and shareholders’ equity	$4,195,390	$3,844,093

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 29,	December 1,	November 29,	December 1,
	2008	2007	2008	2007

Net sales	$1,782,683	$1,794,747	$5,285,066	$5,115,756

Cost of sales	1,089,826	1,046,881	3,196,888	2,989,623

Gross profit	692,857	747,866	2,088,178	2,126,133

Selling, general and administrative expenses	556,483	544,714	1,645,564	1,547,553

Operating profit	136,374	203,152	442,614	578,580

Interest income	1,396	4,968	8,872	21,575

Earnings before provision for income taxes	137,770	208,120	451,486	600,155

Provision for income taxes	50,070	69,888	167,741	210,268

Net earnings	$87,700	$138,232	$283,745	$389,887

Net earnings per share - Basic	$0.34	$0.53	$1.11	$1.46
Net earnings per share - Diluted	$0.34	$0.52	$1.10	$1.44

Weighted average shares outstanding - Basic	256,150	261,588	256,503	267,074
Weighted average shares outstanding - Diluted	258,174	265,006	258,805	270,929

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	November 29,	December 1,
	2008	2007

Cash Flows from Operating Activities:

Net earnings	$283,745	$389,887
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	130,744	116,284
Amortization of bond premium	—	1,446
Stock-based compensation	32,352	31,233
Tax benefit from stock-based compensation	(890)	1,363
Deferred income taxes	(23,709)	(6,936)
Other	311	—
(Increase) decrease in assets, net of effect of acquisition:
Merchandise inventories	(303,500)	(277,476)
Trading investment securities	(62)	(2,705)
Other current assets	(69,322)	(85,067)
Other assets	(869)	435
Increase (decrease) in liabilities, net of effect of acquisition:
Accounts payable	62,914	76,197
Accrued expenses and other current liabilities	7,462	26,301
Merchandise credit and gift card liabilities	(5,415)	9,512
Income taxes payable	(20,208)	(61,384)
Deferred rent and other liabilities	13,476	20,847

Net cash provided by operating activities	107,029	239,937

Cash Flows from Investing Activities:

Redemption of held-to-maturity investment securities	—	366,232
Purchase of available-for-sale investment securities	—	(841,805)
Redemption of available-for-sale investment securities	95,250	1,167,480
Capital expenditures	(162,986)	(257,054)
Investment in unconsolidated joint venture, including fees	(4,782)	—
Payment for acquisition, net of cash acquired	—	(85,893)

Net cash (used in) provided by investing activities	(72,518)	348,960

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	16,172	15,741
Excess tax benefit from stock-based compensation	3,622	4,109
Repurchase of common stock, including fees	(45,033)	(631,695)

Net cash used in financing activities	(25,239)	(611,845)

Net increase (decrease) in cash and cash equivalents	9,272	(22,948)

Cash and cash equivalents:

Beginning of period	224,084	213,381
End of period	$233,356	$190,433

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of November 29, 2008 and March 1, 2008 and the results of its operations for the three and nine months ended November 29, 2008 and December 1, 2007, respectively, and its cash flows for the nine months ended November 29, 2008 and December 1, 2007, respectively.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by U.S. generally accepted accounting principles. Reference should be made to Bed Bath & Beyond Inc.’s Annual Report on Form 10-K for the fiscal year ended March 1, 2008 for additional disclosures, including a summary of the Company’s significant accounting policies, and to subsequently filed Forms 8-K.

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

3) Fair Value Measurements

On March 2, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g. debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. The Company chose not to elect the fair value option for its financial assets and liabilities existing on March 2, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the nine months ended November 29, 2008, except for a put option related to the Company’s auction rate securities that was recorded in conjunction with a settlement agreement with one if its investment firms, as more fully described below.

On March 2, 2008, the Company also adopted SFAS No. 157, “Fair Value Measurements,” as required for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, a one-year deferral of SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. FSP No. 157-3 was effective upon issuance. The adoption of SFAS No. 157 and FSP No. 157-3 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company does not expect the adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities to have a material impact on its consolidated financial statements.

Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. “the exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

• Level 1 — Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

• Level 2 — Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

• Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

As of November 29, 2008, the Company’s financial assets utilizing Level 1 inputs include short term and long term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds and securities collateralized by student loans, and a related put option.

In October 2008, the Company entered into an agreement (the “Agreement”) with the investment firm that sold the Company a portion of its auction rate securities, which have a par value of approximately $43.2 million at November 29, 2008.  By entering into the Agreement, the Company (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime after the execution of the Agreement through July 2, 2012. The Company elected to measure the Put Option under the fair value option of SFAS No. 159, and recorded income of approximately $5.6 million pre-tax, and recorded a corresponding long term investment. Simultaneously, the Company transferred these auction rate securities from available-for-sale to trading investment securities. As a result of this transfer, the Company recognized an other-than-temporary impairment loss of approximately $5.6 million pre-tax, reflecting a reversal of the related temporary valuation allowance that was previously recorded in other comprehensive loss. The recording of the Put Option and the recognition of the other-than-temporary impairment loss resulted in no impact to the Consolidated Statement of Earnings for the three and nine month periods ended November 29, 2008. The Company anticipates that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the Consolidated Statement of Earnings (See “Investment Securities,” Note 5). The Put Option will continue to be measured at fair value utilizing Level 3 inputs until the earlier of its maturity or exercise.

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

SFAS No. 157 requires that the valuation techniques used by the Company must be consistent with at least one of the three possible approaches: the market approach, income approach and/or cost approach. The Company’s Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. The Company’s Level 3 valuations of auction rate securities are based on the income approach, specifically, discounted cash flow analyses which utilize significant inputs based on the Company’s estimates and assumptions. Inputs include current coupon rates and expected maturity dates.

The following table presents the valuation of the Company’s financial assets as of November 29, 2008 measured at fair value on a recurring basis by the input levels prescribed by SFAS No. 157:

	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 3)	Total
Short term - available-for-sale securities	$4.0	$—	$4.0
Long term - available-for-sale securities	—	181.0	181.0
Long term - trading securities	6.6	37.6	44.2
Long term - put option	—	5.6	5.6
Total	$10.6	$224.2	$234.8

The following table presents the changes in the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Significant Unobservable Inputs (Level 3)
Balance on March 2, 2008, net of temporary valuation adjustment	$319.5
Change in temporary valuation adjustment included in other comprehensive loss	4.0
Unrealized loss included in earnings (1)	(5.6)
Recognition of Put Option	5.6
Redemptions at par	(95.3)
Transfers to Level 1	(4.0)
Balance on November 29, 2008, net of temporary valuation adjustment	$224.2

(1) Represents the amount of total losses for the period included in earnings relating to assets still held on November 29, 2008.

Subsequent to the end of the fiscal third quarter through January 7, 2009, the Company additionally redeemed approximately $3.6 million of short term available-for-sale securities at par.

4) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within 5 business days, of $122.8 million and $49.3 million as of November 29, 2008 and March 1, 2008, respectively.

5) Investment Securities

The Company’s investment securities as of November 29, 2008 and March 1, 2008 are as follows:

(in millions)	November 29, 2008	March 1, 2008
Available-for-sale securities:
Short term	$4.0	$—
Long term	181.0	319.5

Trading securities:
Long term	44.2	6.4

Held-to-maturity securities:
Long term	0.1	0.1

Put option - Long term	5.6	—

Total investment securities	$234.9	$326.0

Auction Rate Securities

As of November 29, 2008, the Company’s available-for-sale investment securities represented approximately $188.2 million par value of auction rate securities, less a temporary valuation adjustment of approximately $3.2 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary it was recorded in other comprehensive loss, net of a related tax benefit of approximately $1.2 million, and did not affect the Company’s earnings for the nine months ended November 29, 2008. These securities at par are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200%. The Company’s trading investment securities include approximately $37.6 million at fair value, ($43.2 million at par), of auction rate securities which are invested in securities collateralized by student loans, and which are currently more than 100% collateralized and with approximately 90% of such collateral in the aggregate being guaranteed by the United States government. During the fiscal third quarter, and in conjunction with the execution of the Agreement, the Company reclassified these securities from available-for-sale to trading investment securities (See “Fair Value Measurements,” Note 3).

None of the auction rate securities held by the Company are mortgage-backed debt obligations, and all of these investments carry triple-A credit ratings from one or more of the major credit rating agencies as of November 29, 2008. During the nine months ended November 29, 2008, approximately $95.3 million of auction rate securities were redeemed at par. Due to their lack of liquidity, the Company classified $218.6 million and $319.5 million of these investments as long term investment securities at November 29, 2008 and March 1, 2008, respectively. Subsequent to the end of the fiscal third quarter through January 7, 2009, the Company additionally redeemed approximately $3.6 million at par.

Other trading investment securities

The Company’s other trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $6.6 million and $6.4 million as of November 29, 2008 and March 1, 2008 respectively.

6) Property and Equipment

As of November 29, 2008 and March 1, 2008, included in property and equipment, net is accumulated depreciation and amortization of $1.0 billion and $878.3 million, respectively.

7) Investment in Joint Venture

In May 2008, the Company entered into a joint venture agreement with Home & More, S.A. de C.V., a privately-held home products retailer operating two stores in Mexico. The cost of investment in the joint venture totaled approximately $4.8 million, including fees. The Company accounts for its 50% interest in the joint venture under the equity method of accounting, and such investment is classified in Other assets in the Consolidated Balance Sheet as of November 29, 2008.

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

The Company recorded stock-based compensation expense of $10.7 million ($6.8 million after tax or $0.03 per diluted share) and $32.4 million ($20.3 million after tax or $0.08 per diluted share) for the three and nine months ended November 29, 2008, respectively. The Company recorded stock-based compensation expense of $10.7 million ($7.1 million after tax or $0.03 per diluted share) and $31.2 million ($20.3 million after tax or $0.07 per diluted share) for the three and nine months ended December 1, 2007, respectively. In addition, the amount of stock-based compensation cost capitalized for the nine months ended November 29, 2008 and December 1, 2007 was approximately $0.9 million and $1.0 million, respectively.

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

As of November 29, 2008, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $40.0 million and $96.3 million, respectively, which is expected to be recognized over a weighted average period of 2.6 years and 4.8 years, respectively.

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

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. During the first quarter of fiscal 2008, the Company granted approximately 0.8 million stock options. No stock options were granted during the second quarter or third quarter of fiscal 2008.

	Nine Months Ended
Black-Scholes Valuation Assumptions (1)	November 29, 2008	December 1, 2007

Weighted Average Expected Life (in years) (2)	6.1	6.4
Weighted Average Expected Volatility (3)	34.13%	25.00%
Weighted Average Risk Free Interest Rates (4)	3.17%	4.58%
Expected Dividend Yield	—	—

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

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the nine months ended November 29, 2008 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	18,382	$31.29
Granted	783	32.87
Exercised	(1,140)	14.19
Forfeited or expired	(408)	36.15
Options outstanding, end of period	17,617	$32.35
Options exercisable, end of period	13,135	$30.77

The weighted average grant date fair value of stock options granted during the first nine months of fiscal 2008 and 2007 was $12.95 and $15.07, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of November 29, 2008 was 3.6 years and $15.9 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value of options exercisable as of November 29, 2008 was 3.2 years and $15.9 million, respectively. The total intrinsic value of stock options exercised during the first nine months of fiscal 2008 and 2007 was $19.8 million and $18.8 million, respectively.

Net cash proceeds from the exercise of stock options were $16.2 million and $15.7 million and the related income tax benefits were $2.7 million and $5.5 million for the nine months ended November 29, 2008 and December 1, 2007, respectively.

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

Changes in the Company’s restricted stock awards for the nine months ended November 29, 2008 were as follows:

(Shares in thousands)	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	2,766	$38.05
Granted	1,338	31.87
Vested	(343)	37.50
Forfeited	(131)	36.00
Unvested restricted stock, end of period	3,630	$35.90

9) Shareholders’ Equity

The Company’s Board of Directors has authorized repurchases of shares of its common stock in the amounts of $1.0 billion, $1.0 billion, $200 million, $400 million and $350 million in September 2007, December 2006, January 2006, October 2005 and December 2004, respectively. The aggregate total of authorized repurchases of shares of common stock under the above share repurchase programs is approximately $3.0 billion. The Company was authorized to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company also purchases shares of its common stock to cover employee related taxes withheld on vested restricted stock awards. In the first nine months of fiscal 2008, the Company repurchased approximately 1.5 million shares of its common stock for an aggregate price of approximately $45.0 million, bringing the aggregate total of common stock repurchased to approximately 54.9 million shares for an aggregate price of approximately $2.0 billion since the initial authorization in December 2004.

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

Stock-based awards for the three and nine months ended November 29, 2008 of approximately 15.5 million and 15.2 million shares, respectively, and for the three and nine months ended December 1, 2007 of approximately 11.4 million and 10.0 million shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

11) Lines of Credit

At November 29, 2008, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of February 27, 2009 and September 3, 2009, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. As of November 29, 2008, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

12) Supplemental Cash Flow Information

The Company paid income taxes of $214.4 million and $271.4 million in the first nine months of fiscal 2008 and 2007, respectively.

The Company recorded an accrual for capital expenditures of $16.3 million and $38.8 million as of November 29, 2008 and December 1, 2007, respectively.

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

Operating in the highly competitive retail industry, the Company, along with other retail companies, is influenced by a number of factors, including, but not limited to, general economic conditions including the housing market, fuel costs, and a declining overall macroeconomic environment, unusual weather patterns, consumer preferences and spending habits, competition from existing and potential competitors, and the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program.

The Company’s results for the three months ended November 29, 2008 were adversely affected by the declining overall macroeconomic environment during the period, the liquidation sales of a major competitor, as well as a one week shift in the Thanksgiving holiday as compared with the three month period ended December 1, 2007. For the nine months ended November 29, 2008, the Company’s results were negatively affected by the economic slowdown, including issues specific to the housing industry, and the liquidation sales of a number of retailers, including a major competitor. As discussed in more detail below, the following represents an overview of the Company’s financial performance for the periods indicated:

•                  For the three and nine months ended November 29, 2008, the Company’s net sales were $1.783 billion and $5.285 billion, respectively, a decrease of 0.7% and an increase of 3.3%, respectively, as compared to the three and nine months ended December 1, 2007.

•                  Comparable store sales for the fiscal third quarter of 2008 decreased by approximately 5.6%, as compared with an increase of approximately 0.8% for the corresponding period last year. Comparable store sales for the fiscal nine months of 2008 decreased by approximately 1.7%, as compared with an increase of approximately 1.5%, for the corresponding period last year.

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

•                  Gross profit for the three months ended November 29, 2008 was $692.9 million or 38.9% of net sales compared with $747.9 million or 41.7% of net sales for the three months ended December 1, 2007. Gross profit for the nine months ended November 29, 2008 was $2.088 billion or 39.5% of net sales compared with $2.126 billion or 41.6% of net sales for the nine months ended December 1, 2007.

•                  Selling, general and administrative expenses (“SG&A”) for the three months ended November 29, 2008 were $556.5 million or 31.2% of net sales compared with $544.7 million or 30.4% of net sales for the three months ended December 1, 2007. SG&A for the nine months ended November 29, 2008 was $1.646 billion or 31.1% of net sales compared with $1.548 billion or 30.3% of net sales for the nine months ended December 1, 2007.

•                  The effective tax rate was 36.3% and 37.2% for the three and nine months ended November 29, 2008, respectively, and 33.6% and 35.0% for the three and nine months ended December 1, 2007, respectively. The tax rate for the three months ended December 1, 2007 included an approximate $8.0 million benefit primarily due to the effective settlement in the quarter of certain discrete tax items from ongoing examinations. The tax rate for the nine months ended December 1, 2007 included an approximate $17.1 million benefit primarily due to the effective settlement of certain discrete tax items from ongoing examinations, the recognition of favorable discrete state tax items and from changing the blended state tax rate of deferred income taxes.

•                  For the three and nine months ended November 29, 2008, the Company’s net earnings per diluted share were $0.34 ($87.7 million) and $1.10 ($283.7 million), respectively, compared to net earnings per diluted share of $0.52 ($138.2 million) and $1.44 ($389.9 million) for the three and nine months ended December 1, 2007, respectively. Net earnings per diluted share include the impact of the Company’s repurchases of its common stock.

Capital expenditures for the nine months ended November 29, 2008 and December 1, 2007 were $163.0 million and $257.1 million, respectively. Included in capital expenditures for the nine months ended December 1, 2007 were costs associated with a new distribution center and a new E-service fulfillment center to support the Company’s growth.

In May 2008, the Company entered into a joint venture agreement with Home & More, S.A. de C.V., a privately-held home products retailer operating two stores in Mexico. The cost of investment in the joint venture totaled approximately $4.8 million, including fees.

Also, during the fiscal third quarter of 2008, the Company opened its third store in Canada.

Results of Operations

Net Sales

Net sales for the three months ended November 29, 2008 were $1.783 billion, a decrease of $12.1 million or approximately 0.7% less than net sales of $1.795 billion for the corresponding quarter last year. For the three months ended November 29, 2008, the decrease in net sales was primarily attributable to a decrease in the Company’s comparable store sales, substantially offset by an increase in the Company’s new store sales.

For the three months ended November 29, 2008, comparable store sales for 905 stores represented $1.661 billion of net sales and for the three months ended December 1, 2007, comparable store sales for 822 stores represented $1.637 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. The decrease in comparable store sales for the three months ended November 29, 2008 was approximately 5.6%, as compared with an increase of approximately 0.8% for the comparable period last year. Net sales and comparable store sales were adversely affected by the declining overall macroeconomic environment during the period, the liquidation sales of a major competitor, as well as a one week shift in the Thanksgiving holiday.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 43% and 57% of net sales, respectively, for the three months ended November 29, 2008 and approximately 45% and 55% of net sales, respectively, for the three months ended December 1, 2007.

For the nine months ended November 29, 2008, net sales were $5.285 billion, an increase of $169.3 million or approximately 3.3% over net sales of $5.116 billion for the corresponding nine months last year. For the nine months ended November 29, 2008, the increase in net sales was primarily attributable to an increase in the Company’s new store sales, partially offset by a decrease in comparable store sales.

For the nine months ended November 29, 2008, comparable store sales for 875 stores represented $4.929 billion of net sales and for the nine months ended December 1, 2007, comparable store sales for 793 stores represented $4.685 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. Comparable store sales for the first fiscal nine months of 2008 decreased by approximately 1.7%, as compared with an increase of approximately 1.5% for the comparable period last year. Net sales and comparable store sales were negatively affected by the economic slowdown, including issues specific to the housing industry, and the liquidation sales of a number of retailers, including a major competitor.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 44% and 56% of net sales, respectively, for the nine months ended November 29, 2008 and approximately 45% and 55% of net sales, respectively, for the nine months ended December 1, 2007.

Gross Profit

Gross profit for the three months ended November 29, 2008 was $692.9 million or 38.9% of net sales compared with $747.9 million or 41.7% of net sales for the three months ended December 1, 2007. Gross profit for the nine months ended November 29, 2008 was $2.088 billion or 39.5% of net sales compared with $2.126 billion or 41.6% of net sales for the nine months ended December 1, 2007. The decreases in gross profit as a percentage of net sales for the three and nine months ended November 29, 2008 were primarily due to increases in inventory acquisition costs, increases in coupon redemptions and the shift in the mix of merchandise sold to lower margin categories.

Selling, General and Administrative Expenses

SG&A for the three months ended November 29, 2008 was $556.5 million or 31.2% of net sales compared with $544.7 million or 30.4% of net sales for the three months ended December 1, 2007. SG&A as a percentage of net sales increased for the three months ended November 29, 2008 compared to December 1, 2007 primarily due to the 5.6% decline in comparable store sales, resulting in relative increases in fixed costs, such as occupancy costs (including rent, real estate taxes and depreciation), as well as relative increases in payroll-related items (including salaries and benefits).

SG&A for the nine months ended November 29, 2008 was $1.646 billion or 31.1% of net sales compared with $1.548 billion or 30.3% of net sales for the nine months ended December 1, 2007. This increase in SG&A as a percentage of net sales was primarily due to the 1.7% decline in comparable store sales, resulting in relative increases in occupancy costs (including rent, depreciation and real estate taxes), as well as relative increases in payroll-related items (including salaries and benefits). Also contributing to the increase in SG&A as a percentage of sales were relative increases in advertising expenses, including increases in postage, paper and other production costs.

Operating Profit

Operating profit for the three months ended November 29, 2008 was $136.4 million or 7.6% of net sales compared to $203.2 million or 11.3% of net sales during the comparable period in 2007. For the nine months ended November 29, 2008, operating profit was $442.6 million or 8.4% of net sales compared to $578.6 million or 11.3% of net sales during the comparable period in 2007. The decreases in operating profit as a percentage of net sales in the comparable periods were a result of deleverage in the gross profit margin and SG&A expenses.

Interest Income

Interest income was $1.4 million for the three months ended November 29, 2008 compared to $5.0 million for the three months ended December 1, 2007. The decrease in interest income primarily resulted from lower interest rates. For the nine months ended November 29, 2008, interest income was $8.9 million compared to $21.6 million for the comparable period in 2007. The decrease in interest income resulted from lower interest rates and lower cash and investment securities balances, reflecting cumulative share repurchase activity.

Income Taxes

The effective tax rate for the three months ended November 29, 2008 was 36.3% compared to 33.6% for the three months ended December 1, 2007. The tax rate for the three months ended November 29, 2008 included an approximate $1.6 million benefit primarily due to the recognition of certain discrete tax items. The tax rate for the three months ended December 1, 2007 included an approximate $8.0 million benefit primarily due to the effective settlement in the quarter of certain discrete tax items from ongoing examinations.

The effective tax rate for the nine months ended November 29, 2008 was 37.2% compared to 35.0% for the nine months ended December 1, 2007. The tax rate for the nine months ended November 29, 2008 included an approximate $2.6 million benefit primarily due to the recognition of certain discrete tax items. The tax rate for the nine months ended December 1, 2007 included an approximate $17.1 million benefit primarily due to the effective settlement of certain discrete tax items from ongoing examinations, the recognition of favorable discrete state tax items and from changing the blended state tax rate of deferred income taxes.

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

Net Earnings

As a result of the factors described above, net earnings were $87.7 million for the fiscal third quarter of 2008 and $283.7 million for the fiscal nine months of 2008, compared with $138.2 million and $389.9 million for the corresponding periods in 2007, respectively.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets and the expansion or relocation of existing stores. As a result of this program, the Company operated 921 BBB stores, 48 CTS stores, 41 Harmon stores and 11 buybuy BABY stores at the end of the fiscal third quarter of 2008, compared with 859 BBB stores, 39 CTS stores, 40 Harmon stores and 8 buybuy BABY stores at the end of the corresponding quarter last year. At November 29, 2008, Company-wide total store square footage was approximately 31.6 million square feet.

During the fiscal third quarter of 2008, the Company opened 18 BBB stores, including its third store in Canada, 7 CTS stores, 1 Harmon store and 1 buybuy BABY store. Including the 40 BBB stores opened in the fiscal nine months, the Company plans to open approximately 49 new BBB stores throughout the United States and Canada in fiscal 2008. For all of fiscal 2008, the Company also expects to open approximately 11 new CTS stores, about 7 new buybuy BABY stores and 1 new Harmon store. The continued growth of the Company is dependent, in large part, upon the Company’s ability to execute its expansion program successfully.

In May 2008, the Company entered into a joint venture with Home & More, S.A. de C.V., a privately-held home products retailer operating two stores in Mexico.

Liquidity and Capital Resources

Fiscal 2008 compared to Fiscal 2007

The Company has been able to finance its operations, including its expansion program, through internally generated funds. Net cash provided by operating activities for the nine months ended November 29, 2008 was $107.0 million as compared with $239.9 million in the corresponding period of fiscal 2007. The decrease in net cash provided by operating activities was principally driven by lower net earnings.

Inventory per square foot was $60.85 as of November 29, 2008, a slight decrease compared to the $60.91 as of December 1, 2007. Excluding the incremental inventory in the Company’s new distribution and E-service fulfillment facilities, which opened in the fourth quarter of fiscal 2007, inventory per square foot decreased by approximately 2.6% from December 1, 2007 to November 29, 2008.

Net cash used in investing activities for the nine months ended November 29, 2008 was $72.5 million as compared with $349.0 million of net cash provided by investing activities in the corresponding period of fiscal 2007. The current year use of cash in investing activities is primarily due to $163.0 million of capital expenditures partially offset by $95.3 million of redemptions of investment securities. In the prior year, net cash was provided by $691.9 million of redemptions of investment securities, net of purchases, partially offset by $257.1 million of capital expenditures and the $85.9 million payment for the acquisition of buybuy BABY.

Net cash used in financing activities for the nine months ended November 29, 2008 was $25.2 million as compared with $611.8 million in the corresponding period of 2007. The decline in net cash used was primarily attributable to a decrease in common stock repurchases in the current year.

Auction Rate Securities

As of November 29, 2008, the Company held approximately $231.4 million of investments related to auction rate securities. In October 2008, the Company entered into an agreement (the “Agreement”) with the investment firm that sold the Company a portion of its auction rate securities, which have a par value of approximately $43.2 million at November 29, 2008.  By entering into the Agreement, the Company (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime after the execution of the Agreement through July 2, 2012. The Company elected to measure the Put Option under the fair value option of SFAS No. 159, and recorded income of approximately $5.6 million pre-tax, and recorded a corresponding long term investment. Simultaneously, the Company transferred these auction rate securities, at their fair value of approximately $37.6 million, from available-for-sale to trading investment securities. As a result of this transfer, the Company recognized an other-than-temporary impairment loss of approximately $5.6 million pre-tax, reflecting a reversal of the related temporary valuation allowance that was previously recorded in other comprehensive loss. The recording of the Put Option and the recognition of the other-than-temporary impairment loss resulted in no impact to the Consolidated Statement of Earnings for the three and nine month periods ended November 29, 2008. The Company anticipates that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the Consolidated Statement of Earnings.

As of November 29, 2008, the remainder of the Company’s investment in auction rate securities of approximately $188.2 million at par value, had a temporary valuation adjustment of approximately $3.2 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary it was recorded in other comprehensive loss, net of a related tax benefit of approximately $1.2 million, and did not affect the Company’s earnings for the nine months ended November 29, 2008.

Due to current market conditions these investments have continued to experience failed auctions. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. The Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities. The Company does not anticipate that any potential lack of liquidity in its auction rate securities, even for an extended period of time, will affect its ability to finance its operations, including its expansion program and planned capital expenditures. The Company continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. These investments are primarily classified as non-current assets until the Company has better visibility as to when their liquidity will be restored. The classification and valuation of these securities will continue to be reviewed quarterly.

During the nine months ended November 29, 2008, approximately $95.3 million of auction rate securities were redeemed at par. Subsequent to the end of the fiscal third quarter through January 7, 2009, the Company additionally redeemed approximately $3.6 million at par.

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

Forward-Looking Statements

This Form 10-Q may contain forward-looking statements. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, estimate, assume, continue, project, plan, and similar words and phrases. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors that may be outside the Company’s control. Such factors include, without limitation: general economic conditions including the housing market, fuel costs and  a declining overall macroeconomic environment; changes in the retailing environment and consumer preferences and spending habits; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; unusual weather patterns; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the cost of labor, merchandise and other costs and expenses; the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program; the impact of failed auctions for auction rate securities held by the Company; and matters arising out of or related to the Company’s stock option grants and procedures and related matters, including the outcome of the informal inquiry commenced by the SEC, the possibility that the SEC may not agree with all of the special committee’s findings and recommendations and may require additional or different remediation, any other proceedings which may be brought against the Company by the SEC or other governmental agencies, any tax implications relating to the Company’s stock option grants, the outcome of a shareholder derivative action filed against certain of the Company’s officers and directors and related matters, and the possibility of other private litigation relating to such stock option grants and related matters. The Company does not undertake any obligation to update its forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at November 29, 2008 are similar to those disclosed in Item 7a of the Company’s 2007 Form 10-K.

Item 4.  Controls and Procedures

(a)    Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of November 29, 2008 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of fiscal 2008 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share	or Programs (1)	Programs (1) (2)
August 31, 2008 - September 27, 2008	3,500	$31.59	3,500	$926,456,740
September 28, 2008 - October 25, 2008	68,500	$27.55	68,500	$924,569,749
October 26, 2008 - November 29, 2008	109,000	$22.09	109,000	$922,162,274
Total	181,000	$24.34	181,000	$922,162,274

(1) The Company's Board of Directors has authorized repurchases of shares of its common stock in the amount of $1 billion, $1 billion, $200 million, $400 million and $350 million in September 2007, December 2006, January 2006, October 2005 and December 2004, respectively. The Company was authorized to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. Shares purchased indicated in this table also include the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

(2) Excludes brokerage commissions paid by the Company.

Item 6.   Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: January 7, 2009	By:	/s/ Eugene A. Castagna
Eugene A. Castagna
Chief Financial Officer and
Treasurer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1*	Amended and Restated Employment Agreement between the Company and Warren Eisenberg, dated as of December 31, 2008.

10.2*	Amended and Restated Employment Agreement between the Company and Leonard Feinstein, dated as of December 31, 2008.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* This is a management contract or compensatory plan or arrangement.