Form 10-K
period 2009-02-28
BED BATH & BEYOND INC
filed 2009-04-28
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2009

Commission File Number 0-20214

BED BATH & BEYOND INC.

(Exact name of registrant as specified in its charter)

New York	11-2250488
(State of incorporation)	(IRS Employer Identification No.)

650 Liberty Avenue, Union, New Jersey  07083

(Address of principal executive offices)   (Zip Code)

Registrant’s telephone number, including area code: 908/688-0888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $.01 par value	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                         Yes  ☐          No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

As of August 30, 2008, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the NASDAQ National Market) was $7,430,283,934.*

The number of shares outstanding of the issuer’s common stock (par value $0.01 per share) at March 28, 2009: 259,664,269.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for the 2009 Annual Meeting of Shareholders pursuant to Regulation 14A are incorporated by reference in Part III hereof.

*                                         For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 17,353,465 shares beneficially owned by directors and executive officers, including in the case of the Co-Chairmen trusts and foundations affiliated with them. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

Form 10-K

PART I

Unless otherwise indicated, the term “Company” refers collectively to Bed Bath & Beyond Inc. and subsidiaries as of February 28, 2009. The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2008 and 2007 represented 52 weeks and ended on February 28, 2009 and March 1, 2008, respectively. Fiscal 2006 represented 53 weeks and ended on March 3, 2007. Unless otherwise indicated, all references herein to periods of time (e.g., quarters and years) are to fiscal periods.

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

History

The Company was founded in 1971 by Leonard Feinstein and Warren Eisenberg, the Co-Chairmen of the Company. Each has more than 48 years of experience in the retail industry.

The Company commenced operations in 1971 with the opening of two stores, which primarily sold bed linens and bath accessories. In 1985, the Company introduced its first store carrying a full line of domestics merchandise and home furnishings. The Company began using the name “Bed Bath & Beyond” in 1987 in order to reflect the expanded product line offered by its stores and to distinguish its stores from conventional specialty retail stores offering only domestics merchandise or home furnishings. In March 2002, the Company acquired Harmon, a health and beauty care retailer, which operated 27 stores at the time located in Connecticut, New Jersey and New York. In June 2003, the Company acquired CTS, a retailer of giftware and household items, which operated 23 stores at the time located in Connecticut, Maine, Massachusetts, New Hampshire, New York and Rhode Island. In March 2007, the Company acquired buybuy BABY, a retailer of infant and toddler merchandise, which operated 8 stores at the time located in Maryland, New Jersey, New York and Virginia. In December 2007, the Company opened its first international BBB store in Ontario, Canada.  Since May 2008, the Company, through a joint venture, operates two stores in Mexico under the name “Home & More.”

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

Advertising. In general, the Company relies on “word of mouth advertising,” its reputation for offering a wide assortment of quality merchandise at everyday low prices and the use of paid advertising. The Company distributes full-color circulars and other advertising pieces as its primary vehicles of paid advertising via direct mail or inserts. Also, to support the opening of new stores, the Company primarily uses “grand opening” direct mail and newspaper advertising.

Customer Service. The Company places a strong focus on customer service and seeks to make shopping at its stores as pleasant and convenient as possible. Most stores are open seven days and six evenings a week in order to enable customers to shop at times that are convenient for them. In addition, the Company’s websites, www.bedbathandbeyond.com, www.christmastreeshops.com, www.harmondiscount.com, www.facevalues.com and www.buybuybaby.com are available for customers to access 24 hours a day, seven days a week.

Suppliers

In fiscal 2008, the Company purchased its merchandise from approximately 5,600 suppliers with the Company’s largest supplier accounting for approximately 3% of the Company’s merchandise purchases and the Company’s 10 largest suppliers accounting for approximately 18% of such purchases. The Company purchases substantially all of its merchandise in the United States, the majority from domestic sources and the balance from importers. The Company purchases a small amount of its merchandise directly from overseas sources. The Company has no long-term contracts for the purchase of merchandise. The Company believes that most merchandise, other than brand name goods, is available from a variety of sources and that most brand name goods can be replaced with comparable merchandise.

Warehousing

The Company’s merchandise displays allow a substantial amount of merchandise to be displayed on the sales floor at all times. Merchandise not displayed on the sales floor is typically stored in warehouse space within the store. In addition, the Company maintains twelve supplemental storage locations as well as three central distribution centers. The majority of the Company’s merchandise is directly shipped to stores from vendors through third party carriers and service providers; the remainder of the Company’s merchandise is shipped to stores through its distribution centers.

In addition, the Company maintains three E-Service fulfillment centers.

Employees

As of February 28, 2009, the Company employed approximately 37,000 persons in full-time and part-time positions. The Company believes that its relations with its employees are very good and that the labor turnover rate among its management employees is lower than that generally experienced within the industry.

Seasonality

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December, and generally lower in February and October.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions. In the 17 year period from the beginning of fiscal 1992 to the end of fiscal 2008, the Company has grown from 34 stores to 1,037 stores. The Company’s 1,037 stores operate in 49 states, the District of Columbia, Puerto Rico and Canada, including: 930 BBB stores operating in 49 states, the District of Columbia, Puerto Rico and Canada; 52 CTS stores operating in 13 states; 40 Harmon stores operating in three states; and 15 buybuy BABY stores operating in eight states. Total square footage grew from approximately 0.9 million square feet at the beginning of fiscal 1992 to approximately 32.1 million square feet at the end of fiscal 2008. During fiscal 2008, the Company opened a total of 67 new stores, including 49 BBB stores throughout the United States and Canada, 11 CTS stores, one Harmon store and six buybuy BABY stores, and closed one Harmon store, all of which resulted in the aggregate addition of approximately 1.9 million square feet of store space.

The Company intends to continue its expansion program and believes that the continued growth of the Company is dependent, in large part, on the success of this program. As part of its expansion program, the Company expects to open new stores and expand existing stores as opportunities arise. The Company opened its first international store in Canada in December 2007 and opened three additional Bed Bath & Beyond stores in Canada in fiscal 2008. Since May 2008, the Company, through a joint venture, operates two stores in Mexico under the name “Home & More.”  In addition, the Company continues to explore other international opportunities.

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

General Economic Conditions

General economic factors that are beyond the Company’s control impact the Company’s forecasts and actual performance. These factors include housing markets, recession, inflation, deflation, consumer credit availability, consumer debt levels, fuel and energy costs, interest rates, tax rates and policy, unemployment trends, the impact of natural disasters and terrorist activities, conditions affecting the retail environment for the home and other matters that influence consumer spending. Changes in the economic climate have adversely affected and could continue to adversely affect the Company’s performance. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Expansion Program

The Company’s growth depends, in part, on our ability to open new stores and operate profitably. Our ability to open additional stores successfully will depend on a number of factors, including our identification and availability of suitable store locations; our success in negotiating leases on acceptable terms; our hiring and training of skilled store operating personnel, especially management; and our timely development of new stores, including the availability of construction materials and labor and the absence of significant construction and other delays in store openings based on weather or other events. In addition, as our business continues to grow, we are subject to more complex regulations and may be the target of private actions alleging violations of such regulations. This increases the cost of doing business and the risk that our business practices could result in liabilities that may adversely affect the Company’s performance, despite the exercise of reasonable care.

Auction Rate Securities

As of February 28, 2009, the Company held approximately $216.6 million of net investments in auction rate securities. These securities are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200% and also are invested in securities collateralized by student loans which are currently more than 100% collateralized and with approximately 90% of such collateral in the aggregate being guaranteed by the United States government. None of the auction rate securities held by the Company are mortgage-backed debt obligations. Beginning in mid-February 2008 due to market conditions, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities, but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies and the Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities.

In October 2008, the Company entered into an agreement (the “Agreement”) with the investment firm that sold the Company a portion of its auction rate securities which have a par value of approximately $43.2 million at February 28, 2009.  By entering into the Agreement, the Company (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime after the execution of the Agreement through July 2, 2012. The Company anticipates that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material impact to the Consolidated Statement of Earnings.

As of February 28, 2009, the remainder of the Company’s investment in auction rate securities of approximately $176.0 million at par had a temporary valuation adjustment of approximately $2.6 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary it was recorded in accumulated other comprehensive loss, net of a related tax benefit of approximately $1.0 million, and did not affect the Company’s earnings for fiscal 2008. The Company does not anticipate that any potential lack of liquidity in these auction rate securities, even for an extended period of time, will affect its ability to finance its operations, including its expansion program and planned capital expenditures. However, if the interest rate environment changes, the Company may incur further temporary impairment losses. If uncertainties in the credit and capital markets continue and these markets deteriorate further, the Company may conclude that the decline in value is other than temporary and incur realized losses, including up to the full amount of the investments in auction rate securities, which could negatively affect the Company’s financial condition, cash flow and results of operations. The classification and valuation of these securities will continue to be reviewed quarterly.

Review of Equity Grants and Procedures and Related Matters

In June 2006, the Company’s Board of Directors appointed a special committee of independent directors with authority, among other things, to conduct an investigation with respect to the setting of exercise prices for employee stock options and related matters. The review identified various deficiencies in the process of granting and documenting stock options and restricted shares. As a result of the deficiencies, the Company revised the measurement dates for various option grants. Counsel to the special committee notified the SEC of the review. Following such self-reporting, the SEC Staff commenced an informal inquiry and the United States Attorney’s office for the District of New Jersey commenced an inquiry regarding these matters. During fiscal 2007, the United States Attorney’s Office for the District of New Jersey concluded its inquiry and indicated it will take no further action related to this matter. During the fiscal first quarter of 2009, the SEC Division of Enforcement informed the Company that it concluded its inquiry and was recommending that no enforcement action be taken with respect to this matter.

The Company’s past stock option granting procedures have exposed the Company to risk factors that could have a material adverse affect on the Company’s business and financial condition, including any tax implications relating to the Company’s stock option grants.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Most of the Company’s stores are located in suburban areas of medium and large-sized cities. These stores are situated in strip and power strip shopping centers, as well as in major off-price and conventional malls, and in free standing buildings.

The Company’s 1,037 stores are located in 49 states, the District of Columbia, Puerto Rico and Canada and range in size from approximately 5,000 to 100,000 square feet, but are predominantly between 20,000 and 50,000 square feet. Approximately 85% to 90% of store space is used for selling areas and the balance for warehouse, receiving and office space.

The table below sets forth the locations of the Company’s stores as of February 28, 2009:

BED BATH & BEYOND STORES				CHRISTMAS TREE SHOPS STORES

Alabama	14	Nevada	8	Connecticut	4
Alaska	2	New Hampshire	8	Delaware	1
Arizona	25	New Jersey	35	Indiana	1
Arkansas	6	New Mexico	5	Maine	2
California	104	New York	58	Massachusetts	16
Colorado	24	North Carolina	28	Michigan	1
Connecticut	17	North Dakota	2	New Hampshire	4
Delaware	1	Ohio	37	New Jersey	4
Florida	70	Oklahoma	7	New York	10
Georgia	25	Oregon	9	Ohio	1
Idaho	7	Pennsylvania	32	Pennsylvania	5
Illinois	39	Rhode Island	3	Rhode Island	2
Indiana	18	South Carolina	13	Vermont	1
Iowa	8	South Dakota	1	Total	52
Kansas	7	Tennessee	20
Kentucky	7	Texas	73	HARMON STORES
Louisiana	13	Utah	12
Maine	5	Vermont	2	Connecticut	2
Maryland	17	Virginia	30	New Jersey	29
Massachusetts	24	Washington	21	New York	9
Michigan	31	West Virginia	2	Total	40
Minnesota	9	Wisconsin	10
Mississippi	6	Wyoming	2	buybuy BABY STORES
Missouri	14	District of Columbia	2
Montana	5	Puerto Rico	3	Florida	1
Nebraska	5	Ontario, Canada	4	Illinois	1
		Total	930	Maryland	1
				Michigan	2
				New Jersey	3
				New York	5
				Ohio	1
				Virginia	1
				Total	15

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

In addition, the Company leases storage space in 15 locations, totaling approximately 1.1 million square feet, that provide supplemental merchandise storage space and fulfillment of BBB’s E-Service activities. This space is used to supplement the warehouse facilities in the Company’s stores in proximity to these locations. In addition, the Company also owns two distribution centers totaling approximately 1.5 million square feet.

As of February 28, 2009, the Company occupied approximately 340,000 square feet of office space at four locations for procurement and corporate office functions.  Leased facilities in Farmingdale and Garden City, New York comprise approximately 120,000 square feet with the remaining approximately 220,000 square feet within owned facilities in Union, New Jersey and Middleboro, Massachusetts.  In addition, the Company owns a building in Union, New Jersey next to the corporate office location to support its continuing headquarters growth.

ITEM 3 - LEGAL PROCEEDINGS

During fiscal 2006, a series of purported derivative actions were filed in courts in New York and New Jersey naming several officers and the directors of the Company as defendants and making allegations concerning alleged historical options backdating practices at the Company. By the end of fiscal 2007, all of these cases were dismissed and in all but one case, Wandel v. Eisenberg, et al., no appeals were taken. During the fiscal fourth quarter of 2008, the appeal in Wandel v. Eisenberg, et al was decided in favor of the Company by the Supreme Court of New York, Appellate Division, First Department.

The Company is, in addition, party to various other legal proceedings arising in the ordinary course of business, which the Company does not believe to be material to the Company’s business or financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended February 28, 2009.

Executive Officers of the Registrant

The following table sets forth the name, age and business experience of the Executive Officers of the Registrant:

Name	Age	Positions

Warren Eisenberg	78	Co-Chairman and Director

Leonard Feinstein	72	Co-Chairman and Director

Steven H. Temares	50	Chief Executive Officer and Director

Arthur Stark	54	President and Chief Merchandising Officer

Matthew Fiorilli	52	Senior Vice President — Stores

Eugene A. Castagna	43	Chief Financial Officer and Treasurer

Warren Eisenberg is a Co-Founder of the Company and has served as Co-Chairman since 1999. He has served as a Director since 1971. Mr. Eisenberg served as Chairman from 1992 to 1999, and served as Co-Chief Executive Officer from 1971 to 2003.

Leonard Feinstein is a Co-Founder of the Company and has served as Co-Chairman since 1999. He has served as a Director since 1971. Mr. Feinstein served as President from 1992 to 1999, and served as Co-Chief Executive Officer from 1971 to 2003.

Steven H. Temares has been Chief Executive Officer since 2003 and has served as a Director since 1999. Mr. Temares was President and Chief Executive Officer from 2003 to 2006, President and Chief Operating Officer from 1999 to 2003 and Executive Vice President and Chief Operating Officer from 1997 to 1999. Mr. Temares joined the Company in 1992.

Arthur Stark has been President and Chief Merchandising Officer since 2006. Mr. Stark has served as Chief Merchandising Officer since 1999 and was a Senior Vice President from 1999 to 2006. Mr. Stark joined the Company in 1977.

Matthew Fiorilli has been Senior Vice President - Stores since 1999. Mr. Fiorilli joined the Company in 1973.

Eugene A. Castagna has been Chief Financial Officer and Treasurer since 2006. Mr. Castagna served as Assistant Treasurer from 2002 to 2006 and as Vice President - Finance from 2000 to 2006. Mr. Castagna is a certified public accountant and joined the Company in 1994.

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

	High	Low
Fiscal 2008:
1st Quarter	$34.59	$26.80
2nd Quarter	31.82	26.98
3rd Quarter	32.76	17.17
4th Quarter	26.72	18.30

	High	Low
Fiscal 2007:
1st Quarter	$41.82	$38.83
2nd Quarter	40.47	32.83
3rd Quarter	36.06	29.29
4th Quarter	32.73	25.81

The common stock is quoted through the NASDAQ National Market System under the symbol BBBY. On March 28, 2009, there were approximately 5,600 shareholders of record of the common stock (without including individual participants in nominee security position listings). On March 28, 2009, the last reported sale price of the common stock was $25.00.

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

The Company’s purchases of its common stock during the fourth quarter of fiscal 2008 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share	or Programs (1)	Programs (1) (2)
November 30, 2008 - December 27, 2008	2,900	$23.85	2,900	$922,093,108
December 28, 2008 - January 24, 2009	37,900	$25.41	37,900	$921,129,926
January 25, 2009 - February 28, 2009	86,200	$23.02	86,200	$919,145,302
Total	127,000	$23.76	127,000	$919,145,302

(1) Between December 2004 and September 2007, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $2.950 billion of its shares of common stock. The Company was authorized to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. Shares purchased indicated in this table also include the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

(2) Excludes brokerage commissions paid by the Company.

Stock Price Performance Graph

The graph shown below compares the performance of the Company’s common stock with that of the S&P 500 Index, the S&P Specialty Retail Index and the S&P Retail Composite Index over the same period (assuming the investment of $100 in the Company’s common stock and each of the three Indexes on February 28, 2004, and the reinvestment of all dividends).

ITEM 6 - SELECTED FINANCIAL DATA

Consolidated Selected Financial Data	Fiscal Year Ended (1)
(in thousands, except per share	February 28,	March 1,	March 3,		February 25,	February 26,
and selected operating data)	2009	2008 (2)	2007		2006	2005

Statement of Earnings Data:

Net sales	$7,208,340	$7,048,942	$6,617,429		$5,809,562	$5,147,678

Gross profit	2,873,236	2,925,231	2,835,402		2,485,748	2,186,301

Operating profit	673,896	838,022	889,401		879,171	792,414

Net earnings	425,123	562,808	594,244		572,847	504,964

Net earnings per share - Diluted	$1.64	$2.10	$2.09		$1.92	$1.65

Selected Operating Data:

Number of stores open (at period end)	1,037	971	888		809	721

Total square feet of store space (at period end)	32,050,000	30,181,000	27,794,000		25,502,000	22,945,000

Percentage increase in comparable store sales	(2.4)%	1.0%	4.9%		4.6%	4.5%

Comparable store net sales (in 000’s)	$6,746,472	$6,457,268	$6,068,694		$5,281,675	$4,468,095

Number of comparable stores	874	792	683		605	535

Balance Sheet Data (at period end):

Working capital	$1,609,831	$1,065,599	$1,553,541		$1,082,399	$1,223,409

Total assets	4,268,843	3,844,093	3,959,304		3,382,140	3,199,979

Long-term debt	—	—	—		—	—

Shareholders’ equity (3) (4)	$3,000,454	$2,561,828	$2,649,151	(5)	$2,262,450	$2,203,762

(1) Each fiscal year represents 52 weeks, except for fiscal 2006 (ended March 3, 2007) which represents 53 weeks.

(2) On March 22, 2007, the Company acquired Buy Buy BABY, Inc.

(3) The Company has not declared any cash dividends in any of the fiscal years noted above.

(4) In fiscal 2008, 2007, 2006, 2005 and 2004, the Company repurchased approximately $48 million, $734 million, $301 million, $598 million and $350 million of its common stock, respectively.

(5) In fiscal 2006, the Company adopted Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” resulting in a one-time net reduction to Shareholders’ equity. See Note 3 in the Consolidated Financial Statements.

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

Operating in the highly competitive retail industry, the Company, along with other retail companies, is influenced by a number of factors including, but not limited to, general economic conditions including the housing market, fuel costs, and the overall macroeconomic environment, unusual weather patterns, consumer preferences and spending habits, competition from existing and potential competitors, and the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program.

The difficult conditions affecting the overall macroeconomic environment continued to impact the retail sector in general and the Company. The Company believes factors such as the increase in the unemployment rate and issues specific to the housing industry, including a decline in home values in conjunction with a downward trend in home sales, have negatively impacted consumer confidence and the level of discretionary spending by consumers, resulting in an adverse impact on the Company’s net sales, net earnings and operating cash flows. The Company cannot predict whether, when or the manner in which these economic conditions will change.

Recently, a number of businesses in the retail industry, including a significant competitor of the Company, have announced their liquidations. The Company’s results have been impacted and may continue to be impacted by these liquidations, including those within its sector of retailing. The Company believes this continued industry consolidation will provide an opportunity to gain market share and to improve its competitive position over the long term; however, the Company cannot, with any level of certainty, estimate the impact these liquidations will have on its future results of operations.

In light of the risks posed by the current macroeconomic environment, the Company continues to work to systematically review all expenditures with the goal of prudently managing its business. At the same time, the Company remains committed to making the required investments in its infrastructure to help position the Company for continued success. The Company continues to scrutinize and prioritize its capital needs while continuing to make investments, principally for new stores, existing store improvements, and other projects whose impact is considered as important to its future.

The following represents an overview of the Company’s financial performance for the periods indicated:

•                  Net sales in fiscal 2008 (fifty-two weeks) increased approximately 2.3% to $7.208 billion; net sales in fiscal 2007 (fifty-two weeks) increased approximately 6.5% to $7.049 billion over net sales of $6.617 billion in fiscal 2006 (fifty-three weeks).

•                  Comparable store sales for fiscal 2008 decreased by approximately 2.4% as compared with an increase of approximately 1.0% and 4.9% in fiscal 2007 and 2006, respectively. Comparable store sales percentages are calculated based on an equivalent number of weeks for each annual period.

A store is considered a comparable store when it has been open for twelve full months following its grand opening period (typically four to six weeks). Stores relocated or expanded are excluded from comparable store sales if the change in square footage would cause meaningful disparity in sales over the prior period. In the case of a store to be closed, such store’s sales are not considered comparable once the store closing process has commenced. Since the first quarter of fiscal 2008, buybuy BABY has been included in the Company’s comparable store sales calculation.

•                  Gross profit for fiscal 2008 was $2.873 billion or 39.9% of net sales compared with $2.925 billion or 41.5% of net sales for fiscal 2007 and $2.835 billion or 42.8% of net sales for fiscal 2006.

•                  Selling, general and administrative expenses (“SG&A”) for fiscal 2008 were $2.199 billion or 30.5% of net sales compared with $2.087 billion or 29.6% of net sales for fiscal 2007 and $1.946 billion or 29.4% of net sales for fiscal 2006.

•                  The effective tax rate was 37.8%, 35.0% and 36.3% for fiscal years 2008, 2007 and 2006, respectively.  The changes in the effective tax rate between fiscal 2008, fiscal 2007 and fiscal 2006 are due to the recognition of certain discrete tax items in each respective fiscal year.

•                  Net earnings for the fiscal year (fifty-two weeks) ended February 28, 2009 were $1.64 per diluted share ($425.1 million), compared to fiscal 2007 (fifty-two weeks) net earnings of $2.10 per diluted share ($562.8 million) and fiscal 2006 (fifty-three weeks) net earnings of $2.09 per diluted share ($594.2 million). Net earnings per diluted share include the impact of the Company’s repurchases of its common stock.

During fiscal 2008, 2007 and 2006, the Company’s capital expenditures were $215.9 million, $358.2 million and $317.5 million.  Included in fiscal 2007’s capital expenditures were costs associated with a new distribution center and a new E-service fulfillment center to support the Company’s growth.

Since May 2008, the Company, through a joint venture, operates two stores in Mexico under the name “Home & More.”  The cost of investment in the joint venture totaled approximately $4.8 million, including fees.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long-term objectives. In fiscal 2009, the Company expects to open approximately 50 to 54 new stores, including approximately 35 BBB stores throughout the United States and Canada, approximately six to eight CTS stores, approximately eight to ten buybuy BABY stores and one Harmon store.  During fiscal 2008, the Company opened a total of 67 new stores, including 49 BBB stores throughout the United States and Canada, 11 CTS stores, one Harmon store and six buybuy BABY stores and closed one Harmon store.  The Company currently has no outstanding bank borrowings, and for fiscal 2009, expects its operations to be entirely funded from internally generated sources.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (i) selected statement of earnings data of the Company expressed as a percentage of net sales and (ii) the percentage change in dollar amounts from the prior year in selected statement of earnings data:

	Fiscal Year Ended
	Percentage			Percentage Change
	of Net Sales			from Prior Year
	February 28,	March 1,	March 3,	February 28,	March 1,
	2009	2008	2007	2009	2008

Net sales	100.0%	100.0%	100.0%	2.3%	6.5%

Cost of sales	60.1	58.5	57.2	5.1	9.0

Gross profit	39.9	41.5	42.8	(1.8)	3.2

Selling, general and administrative expenses	30.5	29.6	29.4	5.4	7.3

Operating profit	9.3	11.9	13.4	(19.6)	(5.8)

Earnings before provision for income taxes	9.5	12.3	14.1	(21.0)	(7.3)

Net earnings	5.9	8.0	9.0	(24.5)	(5.3)

Net Sales

Net sales in fiscal 2008 (fifty-two weeks) increased $159.4 million to $7.208 billion, representing an increase of 2.3% over $7.049 billion of net sales in fiscal 2007 (fifty-two weeks), which increased $431.5 million or 6.5% over the $6.617 billion of net sales in fiscal 2006 (fifty-three weeks). For fiscal 2008, the increase in net sales was generated by the Company’s new store sales increase of 4.6% partially offset by the decrease in comparable store sales. For fiscal 2007, approximately 82% of the increase in net sales was attributable to an increase in the Company’s new store sales, 26% of the increase was attributable to the acquisition of buybuy BABY, 15% of the increase was attributable to the increase in comparable store sales, all partially offset by 23% as a result of an additional week of sales in fiscal 2006.

For fiscal 2008, comparable store sales for 874 stores represented $6.746 billion of net sales; for fiscal 2007, comparable store sales for 792 stores represented $6.457 billion of net sales; and for fiscal 2006, comparable store sales for 683 stores represented $6.069 billion of net sales. For fiscal 2008, the decrease in comparable store sales was approximately 2.4%. Net sales and comp sales continued to be negatively affected by the economic slowdown including issues specific to the housing industry and the liquidation sales of a number of retailers, including a significant competitor.  For fiscal 2007, the increase in comparable store sales was approximately 1.0%. This increase reflected the continued consumer acceptance of the Company’s merchandise offerings and advertising programs, but was negatively affected by the economic slowdown, in general, and by issues specific to the housing and mortgage industries in particular. In those areas of the Country that were reported to be the most significantly affected by these issues, notably Arizona, California, Florida and Nevada, sales were noticeably weaker than in less affected areas.

Sales of domestics merchandise accounted for approximately 43%, 44% and 46% of net sales in fiscal 2008, 2007 and 2006, respectively, of which the Company estimates that bed linens accounted for approximately 13%, 14% and 15% of net sales in fiscal 2008, 2007 and 2006, respectively. The remaining net sales in fiscal 2008, 2007 and 2006 of 57%, 56% and 54%, respectively, represented sales of home furnishings and other items. No other individual product category accounted for 10% or more of net sales during fiscal 2008, 2007 or 2006.

Gross Profit

Gross profit in fiscal 2008, 2007 and 2006 was $2.873 billion or 39.9% of net sales, $2.925 billion or 41.5% of net sales and $2.835 billion or 42.8% of net sales, respectively.

The decrease in gross profit between fiscal 2008 and 2007 as a percentage of net sales was primarily due to an increase in inventory acquisition costs, an increase in coupon redemptions and the shift in the mix of merchandise sold as the Company continues to experience a higher percentage of sales of home furnishings. The decrease in gross profit between fiscal 2007 and 2006 as a percentage of net sales was primarily due to an increase in coupon redemptions associated with a heightened promotional environment, an increase in inventory acquisition costs and the shift in the mix of merchandise sold, as the Company continued to experience a higher percentage of sales of home furnishings.

Selling, General and Administrative expenses

SG&A was $2.199 billion or 30.5% of net sales in fiscal 2008, $2.087 billion or 29.6% of net sales in fiscal 2007 and $1.946 billion or 29.4% of net sales in fiscal 2006.  The increase in SG&A between fiscal 2008 and 2007 as a percentage of net sales is primarily due to the 2.4% decline in comparable store sales, resulting in relative increases in occupancy costs (including rent, depreciation and real estate taxes), as well as relative increases in payroll-related items (including salaries and benefits). Also contributing to the increase in SG&A as a percentage of net sales were relative increases in advertising expenses, including increases in postage, paper and other production costs. The increase in SG&A between fiscal 2007 and 2006 as a percentage of net sales was primarily due to a relative increase in advertising expense as a result of increased distributions of advertising pieces in response to the heightened promotional environment and a relative increase in occupancy costs and other expenses, partially offset by a relative decrease in payroll and payroll related items (including a non-recurring pre-tax charge of $30 million in fiscal 2006 related to the Company’s remediation program intended to protect its employees from certain adverse tax consequences arising pursuant to Internal Revenue Code Section 409A).

Operating Profit

Operating profit for fiscal 2008 was $673.9 million or 9.3% of net sales, $838.0 million or 11.9% of net sales in fiscal 2007 and $889.4 million or 13.4% of net sales in fiscal 2006. The year over year decreases in operating profit as a percentage of net sales were a result of changes in gross profit and SG&A, as discussed above.

Interest Income

Interest income in fiscal 2008, 2007 and 2006 was $9.4 million, $27.2 million and $43.5 million, respectively. Interest income decreased in fiscal 2008 compared to fiscal 2007 primarily as a result of lower interest rates. Interest income decreased in fiscal 2007 compared to fiscal 2006 primarily as a result of lower cash balances principally due to share repurchase activity in fiscal 2007.

Income Taxes

The effective tax rate was 37.8% for fiscal 2008, 35.0% for fiscal 2007 and 36.3% for fiscal 2006. For fiscal 2008, the tax rate included an approximate $0.8 million benefit primarily due to the recognition of certain discrete tax items and the changing of the blended state tax rate of deferred income taxes.  For fiscal 2007, the tax rate included an approximate $21.6 million benefit primarily due to the effective settlement of certain discrete tax items from ongoing examinations, the recognition of favorable discrete state tax items and from changing the blended state tax rate of deferred income taxes.

The Company expects that Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) will continue to create volatility in the effective tax rate from year to year because the Company is required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions.

In the 17 year period from the beginning of fiscal 1992 to the end of fiscal 2008, the chain has grown from 34 to 1,037 stores. Total square footage grew from 0.9 million square feet at the beginning of fiscal 1992 to 32.1 million square feet at the end of fiscal 2008. During fiscal 2008, the Company opened a total of 67 new stores, including 49 BBB stores throughout the United States and Canada, 11 CTS stores, one Harmon store and six buybuy BABY stores, and closed one Harmon store, all of which resulted in the aggregate addition of approximately 1.9 million square feet of store space.  The Company opened its first international BBB store in Ontario, Canada in December 2007 and opened three additional stores in Canada during fiscal 2008.   Since May 2008, the Company, through a joint venture, operates two stores in Mexico under the name “Home & More.”

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long-term objectives. In fiscal 2009, the Company expects to open approximately 50 to 54 new stores, including approximately 35 BBB stores throughout the United States and Canada, approximately six to eight CTS stores, approximately eight to ten buybuy BABY stores and one Harmon store.  The Company currently has no outstanding bank borrowings, and for fiscal 2009, expects its operations to be entirely funded from internally generated sources.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2008 compared to Fiscal 2007

The Company has been able to finance its operations, including its expansion program, through internally generated funds. Net cash provided by operating activities in fiscal 2008 was $584.0 million, compared with $614.5 million in fiscal 2007. Year over year, the Company experienced a decrease in cash provided by net earnings, partially offset by lower cash used for the net components of working capital (primarily income taxes payable and merchandise inventories offset by merchandise credit and gift card liabilities and accrued expenses and other current liabilities).

Inventory per square foot was $51.24 as of February 28, 2009, a decrease of approximately 4.4% from $53.58 as of March 1, 2008. The Company continues to focus on optimizing inventory productivity while maintaining appropriate in-store merchandise levels to support sales.

Net cash used in investing activities in fiscal 2008 was $113.1 million, compared with net cash provided by investing activities of $101.7 million in fiscal 2007.  In fiscal 2008, net cash used in investing activities was primarily due to $215.9 million of capital expenditures partially offset by $107.6 million of redemptions of investment securities. In fiscal 2007, net cash provided by investing activities was due to $545.8 million of redemptions of investment securities, net of purchases, partially offset by $358.2 million of capital expenditures and $85.9 million in payment for the acquisition of buybuy BABY.

Net cash used in financing activities in fiscal 2008 was $26.8 million, compared with $705.5 million in fiscal 2007. The decrease in net cash used in financing activities was primarily attributable to a decrease in common stock repurchases in the current year.

Fiscal 2007 compared to Fiscal 2006

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

Auction Rate Securities

As of February 28, 2009, the Company held approximately $216.6 million of net investments in auction rate securities. Beginning in mid-February 2008 due to current market conditions, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies and the Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities.

During fiscal 2008, the Company entered into an agreement with the investment firm that sold the Company a portion of its auction rate securities to redeem at par approximately $43.2 million of these securities.  This agreement provides for, among other things, the option to redeem these securities at par during fiscal 2010.  The Company recorded a net pre-tax other-than-temporary impairment loss of approximately $1.8 million related to these securities and also recorded $1.8 million of pre-tax income to reflect the fair value of the option to redeem these securities at par value.  This resulted in no impact on the Company’s net earnings for fiscal 2008 and the Company anticipates that any future changes in the fair value of the related auction rate securities will be offset by the changes in the fair value of the option with no material impact to the Company’s net earnings.

The remainder of approximately $176.0 million of these securities at par had a temporary valuation adjustment of approximately $2.6 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive loss, net of a related tax benefit of approximately $1.0 million, and did not affect the Company’s net earnings for fiscal 2008.

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

During fiscal 2008, approximately $107.6 million of auction rate securities were redeemed at par. Subsequent to the end of fiscal 2008 through April 20, 2009, the Company additionally redeemed approximately $1.1 million at par.

Other Fiscal 2008 Information

At February 28, 2009, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of September 3, 2009 and February 26, 2010, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. In addition, under these uncommitted lines of credit, the Company can obtain unsecured standby letters of credit. During fiscal 2008, the Company did not have any direct borrowings under the uncommitted lines of credit. As of February 28, 2009, there was approximately $7.1 million of outstanding letters of credit and approximately $45.5 million of outstanding unsecured standby letters of credit, primarily for certain insurance programs. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

The Company believes that during fiscal 2009, internally generated funds will be sufficient to fund its operations, including its expansion program and planned capital expenditures.

Between December 2004 and September 2007, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $2.950 billion of its shares of common stock.  The Company was authorized to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company has approximately $919 million remaining of authorized share repurchases as of February 28, 2009. The execution of the Company’s current share repurchase program will consider current business and market conditions, including but not limited to, the liquidity of its auction rate security investments.

The Company has contractual obligations consisting mainly of operating leases for stores, offices, warehouse facilities and equipment, purchase obligations and other long-term liabilities which the Company is obligated to pay as of February 28, 2009 as follows:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating Lease Obligations (1)	$3,162,758	$424,635	$794,043	$642,554	$1,301,526
Purchase Obligations (2)	418,697	418,697	—	—	—
Other long-term liabilities (3)	315,421	—	—	—	—

Total Contractual Obligations	$3,896,876	$843,332	$794,043	$642,554	$1,301,526

(1)  The amounts presented represent the future minimum lease payments under non-cancelable operating leases. In addition to minimum rent, certain of the Company’s leases require the payment of additional costs for insurance, maintenance and other costs. These additional amounts are not included in the table of contractual commitments as the timing and/or amounts of such payments are not known. As of February 28, 2009, the Company has leased sites for 41 new stores planned for opening in fiscal 2009 or 2010, for which aggregate minimum rental payments over the term of the leases are approximately $229.9 million and are included in the table above.

(2)  Purchase obligations primarily consist of purchase orders for merchandise and capital expenditures.

(3)  Amounts recorded as deferred rent and other liabilities and income taxes payable in the Consolidated Balance Sheet as of February 28, 2009 have been reflected only in the Total column in the table above as the timing and/or amount of any cash payment is uncertain. Deferred rent and other liabilities are primarily comprised of deferred rent, workers’ compensation and general liability reserves and various other accruals.

SEASONALITY

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December, and generally lower in February and October.

INFLATION

The Company does not believe that its operating results have been materially affected by inflation during the past year. There can be no assurance, however, that the Company’s operating results will not be affected by inflation in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN 48. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, a company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”)  No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, a one-year deferral of SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. In October 2008, the FASB also issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  FSP No. 157-3 was effective upon issuance.  On March 2, 2008, the Company adopted SFAS No. 157 and subsequently adopted FSP No. 157-3.  The adoption of SFAS No. 157 and FSP No. 157-3 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements.  The Company does not expect the adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g. debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. On March 2, 2008, the Company adopted SFAS No. 159 which did not have a material impact on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-An Amendment of FASB Statement 133.”  SFAS No. 161 requires enhanced disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company does not believe SFAS No. 161 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the presentation of financial statements that are presented in conformity with Generally Accepted Accounting Principles.  SFAS 162 became effective on November 15, 2008.  The adoption of SFAS No. 162 did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers Disclosures about Postretirement Benefit Plan Assets.”  FSP No. 132(R)-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an Amendment of FASB Statements No. 87, 88 and 106.  FSP No. 132(R)-1 requires more detailed disclosures about the assets of a defined benefit pension or other post retirement plan. FSP No. 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Company does not believe FSP No. 132(R)-1 will have a material impact on its consolidated financial statements.

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

During fiscal 2007, the United States Attorney’s Office for the District of New Jersey concluded its inquiry and indicated it will take no further action related to this matter. During the fiscal first quarter of 2009, the SEC Division of Enforcement informed the Company that it concluded its inquiry and was recommending that no enforcement action be taken with respect to this matter.

The Company’s past stock option granting procedures have exposed the Company to risk factors that could have a material adverse affect on the Company’s business and financial condition, including any tax implications relating to the Company’s stock option grants.

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

Inventory Valuation: Merchandise inventories are stated at the lower of cost or market. Inventory costs for BBB and Harmon are calculated using the weighted average retail inventory method and inventory costs for CTS are calculated using the first in first out cost method.  Beginning on March 2, 2008 inventory costs for buybuy BABY are calculated using the weighted average retail inventory method, whereas previously, they were calculated using the first in first out cost method. The impact of the change in the method of accounting was not material to the Company’s consolidated financial statements.

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

The Company estimates its reserve for shrinkage throughout the year based on historical shrinkage and any current trends, if applicable. Actual shrinkage is recorded at year end based upon the results of the Company’s physical inventory counts for locations at which counts were conducted.  For locations where physical inventory counts were not conducted in the fiscal year, an estimated shrink reserve is recorded based on historical shrinkage and any current trends, if applicable.  Historically, the Company’s shrinkage has not been volatile.

The Company accrues for merchandise in transit once it takes legal ownership and title to the merchandise; as such, an estimate for merchandise in transit is included in the Company’s merchandise inventories.

Impairment of Long-Lived Assets: The Company reviews long-lived assets for impairment annually or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Company has not historically recorded an impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

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

Litigation: The Company records an estimated liability related to various claims and legal actions arising in the ordinary course of business which is based on available information and advice from outside counsel, where appropriate. As additional information becomes available, the Company reassesses the potential liability related to such claims and legal actions and revises its estimates, as appropriate. The ultimate resolution of these ongoing matters as a result of future developments could have a material impact on the Company’s earnings. The Company cannot predict the nature and validity of claims which could be asserted in the future, and future claims could have a material impact on its earnings.

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

•                  Commencing with fiscal 2008, the Company changed its methodology for expected volatility to be based on the average of historical and implied volatility.  In changing its methodology, the Company considered, among other factors, the current events affecting the market environment at the date of grant and consistency by utilizing implied volatility as a component of its current methodology.  The Company believes this approach more closely reflects what marketplace participants would likely use when considering the market environment to determine the expected volatility for the Company’s stock options (which vest over 3-7 years) on the date of grant.  The historical volatility is determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards.  The implied volatility represents the implied volatility of the Company’s call options, which are actively traded on multiple exchanges, had remaining maturities in excess of twelve months, had market prices close to the exercise prices of the employee stock options and were measured on the stock option grant date.  For fiscal 2007 and 2006, the expected volatility was based solely on the implied volatility of the Company’s call options, which had the same attributes as described above.

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

During the fiscal first quarter of 2007, the Company adopted FIN 48. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities.

The Company expects that FIN 48 will continue to create volatility in the effective tax rate from quarter to quarter because the Company is required each quarter to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors that may be outside the Company’s control. Such factors include, without limitation: general economic conditions including the housing market, fuel costs, and a declining overall macroeconomic environment; changes in the retailing environment and consumer preferences and spending habits; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; unusual weather patterns; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the cost of labor, merchandise and other costs and expenses; the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program; the impact of failed auctions for auction rate securities held by the Company; and matters arising out of or related to the Company’s stock option grants and procedures and related matters, including any tax implications relating to the Company’s stock option grants.  The Company does not undertake any obligation to update its forward-looking statements.  The SEC Division of Enforcement has concluded its inquiry with respect to matters arising out of and related to the Company’s historical stock option grants and procedures and related matters and has advised the Company that the Division is recommending no enforcement action be taken related to this matter.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of February 28, 2009, the Company’s investments include cash and cash equivalents of $668.2 million, short term investment securities of $2.0 million and long term investment securities of $221.1 million at weighted average interest rates of 0.2%, 0.9% and 0.9%, respectively.

As of February 28, 2009, the Company held approximately $216.6 million of net investments in auction rate securities. In mid-February 2008, these investments began experiencing failed auctions, and due to current market conditions, these failed auctions have continued. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies and the Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities.

During fiscal 2008, the Company entered into an agreement with the investment firm that sold the Company a portion of its auction rate securities to redeem at par approximately $43.2 million of these securities.  This agreement provides for, among other things, the option to redeem these securities at par during fiscal 2010.  The Company recorded a net pre-tax other-than-temporary impairment loss of approximately $1.8 million related to these securities and also recorded $1.8 million of pre-tax income to reflect the fair value of the option to redeem these securities at par value.  This resulted in no impact on the Company’s net earnings for fiscal 2008 and the Company anticipates that any future changes in the fair value of the related auction rate securities will be offset by the changes in the fair value of the option with no material impact to the Company’s net earnings.

The remainder of approximately $176.0 million of these securities at par had a temporary valuation adjustment of approximately $2.6 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive loss, net of a related tax benefit of approximately $1.0 million, and did not affect the Company’s net earnings for fiscal 2008.

The Company does not anticipate that any potential lack of liquidity in its auction rate securities, even for an extended period of time, will affect its ability to finance its operations, including its expansion program and planned capital expenditures. The Company continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. However, if the interest rate environment changes, the Company may incur further temporary impairment losses. If uncertainties in the credit and capital markets continue and these markets deteriorate further, the Company may conclude that the decline in value is other than temporary and incur realized losses, including up to the full amount of the investments in auction rate securities, which could negatively affect the Company’s financial condition, cash flow and results of operations.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

1)	Consolidated Balance Sheets as of February 28, 2009 and March 1, 2008

2)	Consolidated Statements of Earnings for the fiscal years ended February 28, 2009, March 1, 2008 and March 3, 2007

3)	Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 28, 2009, March 1, 2008 and March 3, 2007

4)	Consolidated Statements of Cash Flows for the fiscal years ended February 28, 2009, March 1, 2008 and March 3, 2007

5)	Notes to Consolidated Financial Statements

6)	Reports of Independent Registered Public Accounting Firm

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	February 28,	March 1,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$668,209	$224,084
Short term investment securities	2,000	—
Merchandise inventories	1,642,339	1,616,981
Other current assets	250,251	238,646

Total current assets	2,562,799	2,079,711

Long term investment securities	221,134	326,004
Property and equipment, net	1,148,435	1,121,906
Other assets	336,475	316,472

Total assets	$4,268,843	$3,844,093

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$514,734	$570,605
Accrued expenses and other current liabilities	247,508	258,989
Merchandise credit and gift card liabilities	165,621	171,252
Current income taxes payable	25,105	13,266

Total current liabilities	952,968	1,014,112

Deferred rent and other liabilities	227,209	192,778
Income taxes payable	88,212	75,375

Total liabilities	1,268,389	1,282,265

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—
Common stock - $0.01 par value; authorized - 900,000 shares; issued 314,678 and 312,229 shares, respectively; outstanding 259,701 and 258,920 shares, respectively	3,147	3,122
Additional paid-in capital	878,568	813,568
Retained earnings	4,154,921	3,729,766
Treasury stock, at cost	(2,031,642)	(1,983,590)
Accumulated other comprehensive loss	(4,540)	(1,038)

Total shareholders’ equity	3,000,454	2,561,828

Total liabilities and shareholders’ equity	$4,268,843	$3,844,093

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

Bed Bath & Beyond Inc. and Subsidiaries

	FISCAL YEAR ENDED
	February 28,	March 1,	March 3,
(in thousands, except per share data)	2009	2008	2007

Net sales	$7,208,340	$7,048,942	$6,617,429

Cost of sales	4,335,104	4,123,711	3,782,027

Gross profit	2,873,236	2,925,231	2,835,402

Selling, general and administrative expenses	2,199,340	2,087,209	1,946,001

Operating profit	673,896	838,022	889,401

Interest income	9,412	27,210	43,478

Earnings before provision for income taxes	683,308	865,232	932,879

Provision for income taxes	258,185	302,424	338,635

Net earnings	$425,123	$562,808	$594,244

Net earnings per share - Basic	$1.66	$2.13	$2.12
Net earnings per share - Diluted	$1.64	$2.10	$2.09

Weighted average shares outstanding - Basic	256,410	264,824	280,199
Weighted average shares outstanding - Diluted	258,619	268,409	284,956

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

Bed Bath & Beyond Inc. and Subsidiaries

	Common Stock		Additional Paid-	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	in Capital	Earnings	Shares	Amount	Income(Loss)	Total
Balance at February 25, 2006	306,156	$3,062	$575,559	$2,632,224	(25,166)	$(948,395)	$—	$2,262,450

Net earnings				594,244				594,244

Shares sold under employee stock option plans, including tax benefit	2,603	26	61,628					61,654

Issuance of restricted shares, net	991	10	(10)					—

Stock-based compensation expense, net			61,744					61,744

Repurchase of common stock, including fees					(7,510)	(301,002)		(301,002)

Adoption of SAB 108			38,288	(72,612)				(34,324)

Adoption of SFAS No. 158							4,385	4,385
Balance at March 3, 2007	309,750	3,098	737,209	3,153,856	(32,676)	(1,249,397)	4,385	2,649,151

Adoption of FIN 48				13,102				13,102

Comprehensive Income (Loss):
Net earnings				562,808				562,808

Temporary impairment of auction rate securities, net of taxes							(4,516)	(4,516)

Pension adjustment, net of taxes							(736)	(736)

Currency translation adjustment							(171)	(171)
Comprehensive Income								557,385

Shares sold under employee stock option plans, including tax benefit	1,463	14	31,367					31,381

Issuance of restricted shares, net	1,016	10	(10)					—

Stock-based compensation expense, net			45,002					45,002

Repurchase of common stock, including fees					(20,633)	(734,193)		(734,193)
Balance at March 1, 2008	312,229	3,122	813,568	3,729,766	(53,309)	(1,983,590)	(1,038)	2,561,828

Comprehensive Income (Loss):
Net earnings				425,123				425,123

Change in temporary impairment of auction rate securities, net of taxes							(615)	(615)

Unrealized loss included in net earnings, net of taxes							3,528	3,528

Pension adjustment, net of taxes							(4,593)	(4,593)

Currency translation adjustment							(1,822)	(1,822)
Comprehensive Income								421,621

Shares sold under employee stock option plans, including tax benefit	1,218	12	19,910					19,922

Issuance of restricted shares, net	1,224	13	(13)					—

Stock-based compensation expense, net			44,906					44,906

Director fees paid in stock	7		197					197

Repurchase of common stock, including fees					(1,668)	(48,052)		(48,052)

SFAS No. 158 change in measurement date effect				32				32
Balance at February 28, 2009	314,678	$3,147	$878,568	$4,154,921	(54,977)	$(2,031,642)	$(4,540)	$3,000,454

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Bed Bath & Beyond Inc. and Subsidiaries

	FISCAL YEAR ENDED
	February 28,	March 1,	March 3,
(in thousands)	2009	2008	2007

Cash Flows from Operating Activities:
Net earnings	$425,123	$562,808	$594,244
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	175,601	157,770	132,955
Amortization of bond premium	—	1,538	3,532
Stock-based compensation	43,708	43,755	52,596
Tax benefit from stock-based compensation	(1,183)	2,719	6,691
Deferred income taxes	(22,325)	2,315	(87,225)
Other	476	—	—
(Increase) decrease in assets, net of effect of acquisition:
Merchandise inventories	(25,358)	(96,673)	(204,080)
Trading investment securities	(17)	(3,020)	(2,958)
Other current assets	(3,065)	(16,217)	(38,241)
Other assets	(954)	529	(695)
(Decrease) increase in liabilities, net of effect of acquisition:
Accounts payable	(40,863)	(31,764)	75,883
Accrued expenses and other current liabilities	(13,301)	15,774	9,784
Merchandise credit and gift card liabilities	(5,631)	24,430	30,223
Income taxes payable	24,676	(74,530)	21,575
Deferred rent and other liabilities	27,083	25,102	19,348
Net cash provided by operating activities	583,970	614,536	613,632

Cash Flows from Investing Activities:
Purchase of held-to-maturity investment securities	—	—	(124,125)
Redemption of held-to-maturity investment securities	—	494,526	309,818
Purchase of available-for-sale investment securities	—	(1,495,155)	(1,443,115)
Redemption of available-for-sale investment securities	107,550	1,546,430	1,177,250
Capital expenditures	(215,859)	(358,210)	(317,501)
Investment in unconsolidated joint venture, including fees	(4,786)	—	—
Payment for acquisition, net of cash acquired	—	(85,893)	—
Net cash (used in) provided by investing activities	(113,095)	101,698	(397,673)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	17,650	22,672	43,393
Excess tax benefit from stock-based compensation	3,652	5,990	14,001
Repurchase of common stock, including fees	(48,052)	(734,193)	(301,002)
Payment of deferred purchase price for acquisition	—	—	(6,667)
Net cash used in financing activities	(26,750)	(705,531)	(250,275)

Net increase (decrease) in cash and cash equivalents	444,125	10,703	(34,316)

Cash and cash equivalents:
Beginning of period	224,084	213,381	247,697
End of period	$668,209	$224,084	$213,381

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Bed Bath & Beyond Inc. and Subsidiaries

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

A.           Nature of Operations

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a chain of retail stores, operating under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops (“CTS”), Harmon and Harmon Face Values (“Harmon”) and buybuy BABY, which was acquired on March 22, 2007. (See “Acquisition,” Note 2).  Since May 2008, the Company, through a joint venture, operates two stores in Mexico under the name “Home & More.”  The Company sells a wide assortment of merchandise principally including domestics merchandise and home furnishings as well as food, giftware, health and beauty care items and infant and toddler merchandise. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

B.             Fiscal Year

The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2008 and 2007 represented 52 weeks and ended on February 28, 2009 and March 1, 2008, respectively; fiscal 2006 represented 53 weeks and ended on March 3, 2007.

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

E.              Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within 5 business days, of $51.8 million and $49.3 million as of February 28, 2009 and March 1, 2008, respectively.

F.              Investment Securities

Investment securities primarily consist of auction rate securities, which are securities with interest rates that reset periodically through an auction process.

Auction rate securities are classified as available-for-sale or trading and are stated at fair value, which had historically been consistent with cost or par value due to interest rates which reset periodically, typically every 7, 28 or 35 days. As a result, there generally were no cumulative gross unrealized holding gains or losses relating to these auction rate securities. However, beginning in mid-February 2008 due to market conditions, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities, and affect their estimated fair values at February 28, 2009, but do not affect the underlying collateral of the securities. (See “Investment Securities,” Note 7). All income from these investments is recorded as interest income.

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

G.             Inventory Valuation

Merchandise inventories are stated at the lower of cost or market. Inventory costs for BBB and Harmon are calculated using the weighted average retail inventory method and inventory costs for CTS are calculated using the first in first out cost method.  Beginning on March 2, 2008 inventory costs for buybuy BABY are calculated using the weighted average retail inventory method, whereas previously, they were calculated using the first in first out cost method. The impact of the change in the method of accounting was not material to the Company’s consolidated financial statements.

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

The Company estimates its reserve for shrinkage throughout the year based on historical shrinkage and any current trends, if applicable. Actual shrinkage is recorded at year end based upon the results of the Company’s physical inventory counts for locations at which counts were conducted. For locations where physical inventory counts were not conducted in the fiscal year, an estimated shrink reserve is recorded based on historical shrinkage and any current trends, if applicable.  Historically, the Company’s shrinkage has not been volatile.

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

Maintenance and repairs amounted to $81.1 million, $72.9 million and $67.0 million for fiscal 2008, 2007 and 2006, respectively.

I.                 Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Company has not historically recorded an impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

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

Included within other assets in the accompanying consolidated balance sheets as of February 28, 2009 and March 1, 2008 is $198.7 million and $198.4 million, respectively, for goodwill, and $30.9 million in both years, for tradenames, which are not subject to amortization.

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

L.              Deferred Rent

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the term of the lease beginning as of the date the Company obtained possession of the leased premises. Deferred rent amounted to $79.5 million and $77.8 million as of February 28, 2009 and March 1, 2008, respectively.

Cash or lease incentives (“tenant allowances”) received pursuant to certain store leases are recognized on a straight-line basis as a reduction to rent over the lease term. The unamortized portion of tenant allowances is included in deferred rent and other liabilities. Tenant allowances amounted to $72.7 million and $51.0 million as of February 28, 2009 and March 1, 2008, respectively.

M.         Treasury Stock

Between December 2004 and September 2007, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $2.950 billion of its shares of common stock. The Company was authorized to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. During fiscal 2008, the Company repurchased approximately 1.7 million shares of its common stock at a total cost of approximately $48.1 million. During fiscal 2007, the Company repurchased approximately 20.6 million shares of its common stock at a total cost of approximately $734.2 million. During fiscal 2006, the Company repurchased approximately 7.5 million shares of its common stock at a total cost of approximately $301.0 million.

N.            Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable and certain other liabilities. The Company’s investment securities consist primarily of auction rate securities which are stated at their approximate fair value. The book value of all financial instruments is representative of their fair values. On March 2, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (See “Fair Value Measurements,” Note 6).

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

Advertising costs were reduced by direct cooperative allowances of $14.9 million, $11.1 million and $10.6 million for fiscal 2008, 2007 and 2006, respectively.

R.             Store Opening, Expansion, Relocation and Closing Costs

Store opening, expansion, relocation and closing costs, including markdowns, asset residual values and projected occupancy costs, are charged to earnings as incurred.

S.              Advertising Costs

Expenses associated with direct response advertising are expensed over the period during which the sales are expected to occur, generally four to six weeks, and all other expenses associated with store advertising are charged to earnings as incurred. Net advertising costs amounted to $266.4 million, $239.6 million and $198.4 million for fiscal 2008, 2007 and 2006, respectively.

T.             Stock-Based Compensation

The Company records stock-based compensation under the provisions of SFAS No.123R which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. The Company adopted SFAS No. 123R on August 28, 2005 (the “date of adoption”) under the modified prospective application. Under this application, the Company records stock-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remained unvested at the date of adoption. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options. The Company’s restricted stock awards are considered nonvested share awards as defined under SFAS No. 123R.

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

V.             Litigation

The Company records an estimated liability related to various claims and legal actions arising in the ordinary course of business which is based on available information and advice from outside counsel, where appropriate. As additional information becomes available, the Company reassesses the potential liability related to such claims and legal actions and revises its estimates, as appropriate. The ultimate resolution of these ongoing matters as a result of future developments could have a material impact on the Company’s earnings. The Company cannot predict the nature and validity of claims which could be asserted in the future, and future claims could have a material impact on its earnings.

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

Stock-based awards of approximately 15.3 million, 10.9 million and 8.6 million shares were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive for fiscal 2008, 2007 and 2006, respectively.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-An Amendment of FASB Statement 133.”  SFAS No. 161 requires enhanced disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company does not believe SFAS No. 161 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the presentation of financial statements that are presented in conformity with Generally Accepted Accounting Principles.  SFAS 162 became effective on November 15, 2008.  The adoption of SFAS No. 162 did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers Disclosures about Postretirement Benefit Plan Assets.”  FSP No. 132(R)-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an Amendment of FASB Statements No. 87, 88 and 106 (“SFAS No. 132 (R)).”  FSP No. 132(R)-1 requires more detailed disclosures about the assets of a defined benefit pension or other post retirement plan. FSP No. 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Company does not believe FSP No. 132(R)-1 will have a material impact on its consolidated financial statements.

2. ACQUISITION

On March 22, 2007, the Company completed and announced the acquisition of buybuy BABY, a retailer of infant and toddler merchandise, for approximately $67 million (net of cash acquired) and repayment of debt of approximately $19 million. Based in Garden City, New York, buybuy BABY operated a total of 8 stores at the time of acquisition, in Maryland, New Jersey, New York and Virginia. The stores range in size from approximately 28,000 to 60,000 square feet and offer a broad assortment of premier infant and toddler merchandise in categories including furniture, car seats, strollers, feeding, bedding, bath, health and safety essentials, toys, learning and development products, clothing and a unique selection of seasonal and holiday products. (See “Transactions and Balances with Related Parties,” Note 9).

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

Impact of Adjustments

The impact of each of the items noted above, net of tax, on fiscal 2006 beginning balances are presented below:

	Review of Stock
	Option Grant	Rent &
	Practices, Including	Lease
(in thousands)	Related Tax Items	Accounting	Total

Other Assets	$11,273	$4,738	$16,011
Income Taxes Payable	(34,747)	—	(34,747)
Deferred Rent and Other Liabilities	—	(15,588)	(15,588)
Additional Paid-in Capital	(38,288)	—	(38,288)
Retained Earnings	61,762	10,850	72,612

Total	$—	$—	$—

4.              PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	February 28,	March 1,
(in thousands)	2009	2008

Land and buildings	$211,069	$195,536
Furniture, fixtures and equipment	774,087	714,974
Leasehold improvements	844,356	760,335
Computer equipment and software	372,720	329,340
	2,202,232	2,000,185

Less: Accumulated depreciation and amortization	(1,053,797)	(878,279)
	$1,148,435	$1,121,906

5.              LINES OF CREDIT

At February 28, 2009, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of September 3, 2009 and February 26, 2010, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. In addition, under these uncommitted lines of credit, the Company can obtain unsecured standby letters of credit. During fiscal 2008, the Company did not have any direct borrowings under the uncommitted lines of credit. As of February 28, 2009, there was approximately $7.1 million of outstanding letters of credit and approximately $45.5 million of outstanding unsecured standby letters of credit, primarily for certain insurance programs. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

At March 1, 2008, the Company maintained two uncommitted lines of credit of $100 million each. These uncommitted lines of credit were utilized for letters of credit in the ordinary course of business. During fiscal 2007, the Company did not have any direct borrowings under the uncommitted lines of credit. As of March 1, 2008, there was approximately $8.1 million of outstanding letters of credit and approximately $49.8 million of outstanding unsecured standby letters of credit, primarily for certain insurance programs.

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

The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. The Company chose not to elect the fair value option for its financial assets and liabilities existing on March 2, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during fiscal 2008, except for a put option related to the Company’s auction rate securities that was recorded in conjunction with a settlement agreement with one if its investment firms, as more fully described below.

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

As of February 28, 2009, the Company’s financial assets utilizing Level 1 inputs include short term and long term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds and securities collateralized by student loans, and a related put option.

In October 2008, the Company entered into an agreement (the “Agreement”) with the investment firm that sold the Company a portion of its auction rate securities, which have a par value of approximately $43.2 million at February 28, 2009.

By entering into the Agreement, the Company (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime after the execution of the Agreement through July 2, 2012. The Company elected to measure the Put Option under the fair value option of SFAS No. 159.  As of February 28, 2009, the fair value of the Put Option was approximately $1.8 million, and accordingly, for fiscal 2008, the Company recorded pre-tax income of approximately $1.8 million and a corresponding long term investment. Upon entering into the Agreement, the Company reclassified these auction rate securities at their fair value from available-for-sale to trading investment securities which requires the Company to recognize changes in the fair value of these securities in its Consolidated Statement of Earnings. At February 28, 2009, the fair value of these auction rate securities is approximately $41.4 million and during fiscal 2008, the Company recognized a net pre-tax other-than-temporary impairment loss of approximately $1.8 million.  The recording of the Put Option and the recognition of the other-than-temporary impairment loss resulted in no impact to the Consolidated Statement of Earnings for fiscal 2008. The Company anticipates that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material impact to the Consolidated Statement of Earnings.

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

The following table presents the valuation of the Company’s financial assets as of February 28, 2009 measured at fair value on a recurring basis by the input levels prescribed by SFAS No. 157:

	Quoted Prices
	in Active	Significant
	Markets for	Unobservable
	Identical Assets	Inputs
(in millions)	(Level 1)	(Level 3)	Total
Short term - available-for-sale securities	$2.0	$—	$2.0
Long term - available-for-sale securities	—	171.4	171.4
Long term - trading securities	6.4	41.4	47.8
Long term - put option	—	1.8	1.8
Total	$8.4	$214.6	$223.0

The following table presents the changes in the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Significant
Unobservable
(in millions)	Inputs (Level 3)
Balance on March 2, 2008, net of temporary valuation adjustment	$319.5
Change in temporary valuation adjustment included in accumulated other comprehensive loss	4.7
Unrealized loss included in earnings (1)	(1.8)
Recognition of Put Option	1.8
Redemptions at par	(107.6)
Transfers to Level 1	(2.0)
Balance on February 28, 2009, net of temporary valuation adjustment	$214.6

(1) Represents the amount of total losses for the period included in earnings relating to assets still held on February 28, 2009.

Subsequent to the end of fiscal 2008 through April 20, 2009, the Company additionally redeemed approximately $1.1 million of short term available-for-sale securities at par.

7.              INVESTMENT SECURITIES

The Company’s investment securities as of February 28, 2009 and March 1, 2008 are as follows:

(in millions)	February 28, 2009	March 1, 2008
Available-for-sale securities:
Short term	$2.0	$—
Long term	171.4	319.5

Trading Securities:
Long term	47.8	6.4

Held-to-maturity securities:
Long term	0.1	0.1

Put option - Long term	1.8	—
Total investment securities	$223.1	$326.0

Auction Rate Securities

As of February 28, 2009, the Company’s available-for-sale investment securities represented approximately $176.0 million par value of auction rate securities, less a temporary valuation adjustment of approximately $2.6 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary it was recorded in accumulated other comprehensive loss, net of a related tax benefit of approximately $1.0 million, and did not affect the Company’s earnings in fiscal 2008. These securities at par are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200%. The Company’s trading investment securities include approximately $41.4 million at fair value, ($43.2 million at par), of auction rate securities which are invested in securities collateralized by student loans, and which are currently more than 100% collateralized and with approximately 90% of such collateral in the aggregate being guaranteed by the United States government. During the fiscal third quarter of 2008, and in conjunction with the execution of the Agreement, the Company reclassified these securities from available-for-sale to trading investment securities (See “Fair Value Measurements,” Note 6).

None of the auction rate securities held by the Company are mortgage-backed debt obligations, and all of these investments carry triple-A credit ratings from one or more of the major credit rating agencies as of February 28, 2009. Due to their lack of liquidity, the Company classified $171.4 million and $319.5 million of these investments as long term investment securities at February 28, 2009 and March 1, 2008, respectively.  As a result of the Agreement (see Note 6) entered into in the current fiscal year, the Company also classified $41.4 million of these investments as long term investment securities at February 28, 2009.  During fiscal 2008, approximately $107.6 million of auction rate securities were redeemed at par. Subsequent to the end of fiscal 2008 through April 20, 2009, the Company additionally redeemed approximately $1.1 million at par.

Other trading investment securities

The Company’s other trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value (See “Employee Benefit Plans,” Note 11). The values of these trading investment securities included in the table above are approximately $6.4 million as of February 28, 2009 and March 1, 2008 respectively.

8.     PROVISION FOR INCOME TAXES

The components of the provision for income taxes are as follows:

	FISCAL YEAR ENDED
(in thousands)	February 28, 2009	March 1, 2008	March 3, 2007

Current:
Federal	$233,216	$276,986	$375,800
State and local	47,294	23,123	50,060
	280,510	300,109	425,860

Deferred:
Federal	(19,419)	5,483	(81,067)
State and local	(2,906)	(3,168)	(6,158)
	(22,325)	2,315	(87,225)
	$258,185	$302,424	$338,635

At February 28, 2009 and March 1, 2008, included in other current assets and in other assets is a net current deferred income tax asset of $145.8 million and $137.2 million, respectively, and a net noncurrent deferred income tax asset of $96.2 million and $81.4 million, respectively.

These amounts represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities consist of the following:

	February 28,	March 1,
(in thousands)	2009	2008

Deferred Tax Assets:
Inventories	$23,904	$30,074
Deferred rent and other rent credits	59,785	51,507
Insurance	40,198	37,899
Stock-based compensation	65,081	55,511
Merchandise credits and gift card liabilities	33,539	26,350
Accrued expenses	57,113	49,508
Other	17,637	17,211

Deferred Tax Liabilities:
Depreciation	(20,841)	(22,066)
Goodwill	(20,502)	(15,770)
Other	(13,918)	(11,591)
	$241,996	$218,633

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

The following table summarizes the activity related to the gross unrecognized tax benefits from uncertain tax positions:

	February 28,	March 1,
(in thousands)	2009	2008

Balance at beginning of year	$83,139	$163,297

Increase related to current year positions	13,790	16,920
Increase related to prior year positions	8,962	36,584
Decrease related to prior year positions	(5,249)	(81,330)
Settlements	(2,843)	(44,175)
Lapse of statute of limitations	(1,102)	(2,617)
Other	—	(5,540)

Balance at end of year	$96,697	$83,139

At February 28, 2009, the Company has recorded approximately $8.5 million and $88.2 million of gross unrecognized tax benefits in current and non-current taxes payable, respectively, on the consolidated balance sheet of which approximately $89.3 million would impact the Company’s effective tax rate. At March 1, 2008, the Company had recorded approximately $7.7 million and $75.4 million of gross unrecognized tax benefits in current and non-current taxes payable, respectively, on the consolidated balance sheet of which approximately $76.0 million would have impacted the Company’s effective tax rate.  As of February 28, 2009 and March 1, 2008, the liability for gross unrecognized tax benefits included approximately $18.2 million and $14.3 million, respectively, of accrued interest. The Company recorded an increase of interest of approximately $4.6 million for the year ended February 28, 2009 and a decrease of interest of approximately of $1.9 million for the year ended March 1, 2008, for gross unrecognized tax benefits in the consolidated statement of earnings.

The Company anticipates that any adjustments to gross unrecognized tax benefits which will impact income tax expense, due to the settlement of audits and the expiration of statutes of limitations, will not exceed $0.9 million in the next twelve months. However, actual results could differ from those currently anticipated.

As of February 28, 2009, the Company operated in 49 states, the District of Columbia, Puerto Rico and Canada and files income tax returns in the United States and various state, local and international jurisdictions. The Company is currently under examination by the Internal Revenue Service for tax years 2001 through 2005. The Company is also open to examination for state and local jurisdictions with varying statutes of limitations, generally ranging from three to five years.

For fiscal 2008, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 2.90% and other income tax benefits of 0.12%. For fiscal 2007, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 2.57% and other income tax benefits of 2.62%. Included in other income tax benefits for fiscal 2007 are the settlement of certain discrete tax items from ongoing examinations, the recognition of favorable discrete state tax items and from changing the blended state tax rate of deferred income taxes. For fiscal 2006, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 3.06% and other income tax benefits of 1.76%.

9.              TRANSACTIONS AND BALANCES WITH RELATED PARTIES

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

In order to confer a benefit to its Co-Chairmen in substitution for the aforementioned terminated agreements, the Company has agreed to pay to the Co-Chairmen, at a future date, an aggregate amount of $4.2 million, which is included in accrued expenses and other current liabilities as of February 28, 2009 and March 1, 2008.

B.            In fiscal 2008, 2007 and 2006, the Company leased office and retail space from entities controlled by management of CTS.  In fiscal 2008 and 2007, the Company leased retail space from entities controlled by management of buybuy BABY. The Company paid such entities occupancy costs of approximately $7.1 million, $7.1 million and $6.3 million in fiscal 2008, 2007 and 2006, respectively.

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

10.       LEASES

The Company leases retail stores, as well as warehouses, office facilities and equipment, under agreements expiring at various dates through 2041. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial in fiscal 2008, 2007 and 2006), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

As of February 28, 2009, future minimum lease payments under non-cancelable operating leases are as follows:

Fiscal Year	Amount
(in thousands)
2009	$424,635
2010	412,947
2011	381,096
2012	342,432
2013	300,122
Thereafter	1,301,526
Total future minimum lease payments	$3,162,758

Expenses for all operating leases were $405.5 million, $380.5 million and $355.7 million for fiscal 2008, 2007 and 2006, respectively.

11.       EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company has two defined contribution savings plans covering all eligible employees of the Company (“the Plans”). During fiscal 2006, a 401(k) savings plan, which was frozen effective December 31, 2003, was merged into one of the Plans. Participants of the Plans may defer annual pre-tax compensation subject to statutory and Plan limitations. Effective January 1, 2006, a certain percentage of an employee’s contributions, will be matched by the Company, subject to certain statutory and Plan limitations. This match will vest over a specified period of time. The Company’s match was approximately $6.9 million, $5.9 million and $4.8 million for fiscal 2008, 2007 and 2006, respectively, which was expensed as incurred.

Nonqualified Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan (“NQDC”) for the benefit of employees defined by the Internal Revenue Service as highly compensated. A certain percentage of an employee’s contributions may be matched by the Company, subject to certain Plan limitations. This match will vest over a specified period of time. The Company’s match was approximately $0.4 million, $0.7 million and $0.4 million for fiscal 2008, 2007 and 2006, respectively, which was expensed as incurred.

Changes in the fair value of the trading securities related to the NQDC and the corresponding change in the associated liability are included within interest income and selling, general and administrative expenses respectively, in the Consolidated Statements of Earnings.  Historically, these changes have resulted in no impact to the Consolidated Statements of Earnings.

Defined Benefit Plan

The Company has a non-contributory defined benefit pension plan for the CTS employees, hired on or before July 31, 2003, who meet specified age and length-of-service requirements. The benefits are based on years of service and the employee’s compensation near retirement. In fiscal 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“SFAS No. 158”) on a prospective basis. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. In addition, SFAS No. 158 requires companies to measure plan assets and benefit obligations utilizing a fiscal year end measurement date.  In fiscal 2008, subsequent to the initial adoption as permitted under SFAS No. 158, the Company adopted the fiscal year end measurement date and recorded an immaterial adjustment to retained earnings; prior to fiscal 2008, the Company utilized a December 31 measurement date.  For the years ended February 28, 2009 and March 1, 2008, the net periodic pension cost was not material to the Company’s results of operations. The Company has a $7.2 million and $0.7 million liability, which is included in deferred rent and other liabilities as of February 28, 2009 and March 1, 2008, respectively. In addition, as of February 28, 2009 and March 1, 2008, the Company recognized a loss of $0.9 million, net of taxes of $0.5 million, and income of $3.6 million, net of taxes of $2.2 million, respectively, within accumulated other comprehensive loss.

12.       COMMITMENTS AND CONTINGENCIES

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

13.       SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of $261.3 million, $359.9 million and $388.4 million in fiscal 2008, 2007 and 2006, respectively.

The Company recorded an accrual for capital expenditures of $21.6 million, $36.6 million and $53.9 million as of February 28, 2009, March 1, 2008 and March 3, 2007, respectively.

14.       STOCK-BASED COMPENSATION

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

Stock-based compensation expense for the fiscal year ended February 28, 2009, March 1, 2008 and March 3, 2007 was approximately $43.7 million ($27.2 million after tax or $0.11 per diluted share), approximately $43.8 million ($28.4 million after tax or $0.11 per diluted share) and approximately $82.6 million ($52.6 million after tax or $0.18 per diluted share), respectively. Stock-based compensation for the fiscal year ended March 3, 2007, included expenses related to the cash payment of $30.0 million to remediate potential adverse tax consequences for Internal Revenue Code 409A and approximately $8.2 million related to revised measurement dates (see “Review of Equity Grants and Procedures and Related Matters in Fiscal 2006” below). In addition, the amount of stock-based compensation cost capitalized for each of the years ended February 28, 2009 and March 1, 2008 was approximately $1.2 million.

Incentive Compensation Plans

The Company currently grants awards under the Bed Bath & Beyond 2004 Incentive Compensation Plan (the “2004 Plan”). The 2004 Plan is a flexible compensation plan that enables the Company to offer incentive compensation through stock options, restricted stock awards, stock appreciation rights and performance awards, including cash awards. During fiscal 2008, 2007 and 2006, awards consisting of a combination of stock options and performance-based restricted stock were granted to executive officers and other executives and awards consisting of restricted stock were granted to the Company’s other employees. Awards of stock options and restricted stock generally vest in five equal annual installments beginning one to three years from the date of grant.

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

As of February 28, 2009, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards, based on the Company’s historical treatment of options and awards as having been granted at fair market value, was $34.4 million and $89.3 million, respectively, which is expected to be recognized over a weighted average period of 2.3 years and 4.4 years, respectively.  (See “Review of Equity Grants and Procedures and Related Matters in Fiscal 2006” for a discussion of a special committee review of equity grant matters which resulted in, among other things, the use of revised measurement dates for certain grants.)

Stock Options

Stock option grants are issued at fair market value on the date of grant and generally become exercisable in five equal annual installments beginning one to three years from the date of grant.

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

	FISCAL YEAR ENDED
Black-Scholes Valuation Assumptions (1)	February 28, 2009	March 1, 2008	March 3, 2007

Weighted Average Expected Life (in years) (2)	6.1	6.4	6.3
Weighted Average Expected Volatility (3)	34.13%	25.00%	25.00%
Weighted Average Risk Free Interest Rates (4)	3.17%	4.58%	4.95%
Expected Dividend Yield	—	—	—

(1) Forfeitures are estimated based on historical experience.

(2) The expected life of stock options is estimated based on historical experience.

(3) Commencing with fiscal 2008, the Company changed its methodology for expected volatility to be based on the average of historical and implied volatility. In changing its methodology, the Company considered, among other factors, the current events affecting the market environment at the date of grant and consistency by utilizing implied volatility as a component of its current methodology. The Company believes this approach more closely reflects what marketplace participants would likely use when considering the market environment to determine the expected volatility for the Company’s stock options (which vest over 3-7 years) on the date of grant. The historical volatility is determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards. The implied volatility represents the implied volatility of the Company’s call options, which are actively traded on multiple exchanges, had remaining maturities in excess of twelve months, had market prices close to the exercise prices of the employee stock options and were measured on the stock option grant date. For fiscal 2007 and 2006, the expected volatility was based solely on the implied volatility of the Company’s call options, which had the same attributes as described above.

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the fiscal year ended February 28, 2009 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of year	18,382	$31.29
Granted	783	32.87
Exercised	(1,218)	14.33
Forfeited or expired	(465)	36.30
Options outstanding, end of year	17,482	$32.41
Options exercisable, end of year	13,042	$30.85

The weighted average fair value for the stock options granted in fiscal 2008, 2007 and 2006 was $12.95, $15.07 and $14.24, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of February 28, 2009 was 3.4 years and $18.5 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of February 28, 2009 was 3.0 years and $18.5 million, respectively.

The total intrinsic values for stock options exercised during fiscal 2008, 2007 and 2006 were $20.4 million, $28.2 million and $58.8 million, respectively.

Net cash proceeds from the exercise of stock options for fiscal 2008 were $17.7 million and the associated income tax benefits were $2.5 million.

Restricted Stock

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become exercisable in five equal annual installments beginning one to three years from the date of grant. (See “Review of Equity Grants and Procedures and Related Matters in Fiscal 2006” for a discussion of a special committee review of equity grant matters which resulted in, among other things, the use of revised measurement dates for certain grants).

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

Changes in the Company’s restricted stock for the fiscal year ended February 28, 2009 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock, beginning of year	2,766	$38.05
Granted	1,377	31.67
Vested	(366)	37.40
Forfeited	(153)	35.75
Unvested restricted stock, end of year	3,624	$35.79

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

As a result of these revised measurement dates, and the correction of various other errors, the Company determined that it had certain unrecorded non-cash equity-based compensation charges related to fiscal years prior to 2006. (See “Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” Note 3.)

The Company’s Board of Directors also approved a remediation program intended to protect over 1,600 employees from certain potential adverse tax consequences.

These adverse tax consequences arise pursuant to Internal Revenue Code Section 409A as a result of historical deficiencies associated with certain of the Company’s stock option grants that were disclosed through the Company’s stock option review. As a result of this program, the Company made cash payments totaling approximately $30.0 million to over 1,600 employees in the fourth quarter of fiscal 2006, which resulted in a non-recurring, pre-tax stock-based compensation charge. The cash outlay primarily represents payments to employees in connection with increasing the exercise prices on certain stock option grants so as to protect them from certain potential adverse tax consequences. No executive officer received such payments. The Company believes it is likely the Company will recoup a substantial portion of the cash outlay over the next several years through higher proceeds from future stock option exercises, although this recovery would not flow through the income statement.

During fiscal 2007, the United States Attorney’s Office for the District of New Jersey concluded its inquiry and indicated it would take no further action related to this matter. During the fiscal first quarter of 2009, the SEC Division of Enforcement informed the Company that it concluded its inquiry and was recommending that no enforcement action be taken with respect to this matter.

15.       SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	FISCAL 2008 QUARTER ENDED				FISCAL 2007 QUARTER ENDED
(in thousands, except per share data)	May 31, 2008	August 30, 2008	November 29, 2008	February 28, 2009	June 2, 2007	September 1, 2007	December 1, 2007	March 1, 2008

Net sales	$1,648,491	$1,853,892	$1,782,683	$1,923,274	$1,553,293	$1,767,716	$1,794,747	$1,933,186
Gross profit	656,000	739,321	692,857	785,058	646,109	732,158	747,866	799,098
Operating profit	118,819	187,421	136,374	231,282	154,391	221,037	203,152	259,442
Earnings before provision for income taxes	123,349	190,367	137,770	231,822	164,281	227,754	208,120	265,077
Provision for income taxes	46,572	71,099	50,070	90,444	59,634	80,746	69,888	92,156
Net earnings	$76,777	$119,268	$87,700	$141,378	$104,647	$147,008	$138,232	$172,921
EPS-Basic (1)	$0.30	$0.46	$0.34	$0.55	$0.38	$0.55	$0.53	$0.67
EPS-Diluted (1)	$0.30	$0.46	$0.34	$0.55	$0.38	$0.55	$0.52	$0.66

(1) Net earnings per share (“EPS”) amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Bed Bath & Beyond Inc.:

We have audited the accompanying consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries (the Company) as of February 28, 2009 and March 1, 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 28, 2009. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bed Bath & Beyond Inc. and subsidiaries as of February 28, 2009 and March 1, 2008, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 28, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the Notes to the consolidated financial statements, the Company changed its methods of accounting for the fair value option for certain financial assets and financial liabilities and for fair value measurements in the fiscal year ended February 28, 2009 due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” and SFAS No. 157, “Fair Value Measurements”.  Further, as discussed in the Notes to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions in the fiscal year ended March 1, 2008 due to the adoption of the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 28, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Short Hills, New Jersey
April 28, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Bed Bath & Beyond Inc.:

We have audited Bed Bath & Beyond Inc. and subsidiaries (the Company) internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting, appearing in Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries as of February 28, 2009 and March 1, 2008, and the related consolidated statements of earnings, shareholders’ equity and cash flows and the related financial statement schedule for each of the fiscal years in the three-year period ended February 28, 2009, and our report dated April 28, 2009  expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP
Short Hills, New Jersey
April 28, 2009

ITEM 9	-	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Based on their evaluation as of February 28, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of February 28, 2009, our internal control over financial reporting is effective based on these criteria.

(c) Attestation Report of the Independent Registered Public Accounting Firm

KPMG LLP issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)          Directors of the Company

Information relative to Directors of the Company is set forth under the section captioned “Election of Directors” in the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders (“the Proxy Statement”) and is incorporated herein by reference.

(b)         Executive Officers of the Company

Information with respect to Executive Officers of the Company is set forth immediately following Item 4 of Part I.

(c)          Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

(d)         Information on our audit committee and the audit committee financial expert is set forth under the section captioned “Audit Committee” in the Proxy Statement and is incorporated herein by reference.

(e)          The Company has adopted a code of ethics entitled “Policy Of Ethical Standards For Business Conduct” that applies to all of its associates, including Executive Officers, and the Board of Directors, the complete text of which is available through the Investor Relations section of the Company’s website, www.bedbathandbeyond.com.

(f)            Changes to Procedures for Recommending Director Nominees

On April 7, 2009, the Board of Directors adopted and approved amendments to Article II, Section 10 of the Amended By-laws of the Company (the “By-laws”), to be effective immediately after the date of the 2009 Annual Meeting of Shareholders, relating to the advance notice provisions for shareholder proposals and director nominations to ensure such provisions are clear and unambiguous in light of recent Delaware case law developments. Specifically, among others, the By-laws include the following revisions: (i) clarify that the requirements set forth in Article II, Section 10 apply to all shareholder proposals and director nominations by shareholders and are the exclusive means for shareholders to submit such matters, other than proposals governed by Rule 14a-8 under the Securities Exchange Act of 1934, as amended (which provides certain procedural requirements); (ii) require shareholders to disclose all ownership interests in the Company, including, among other things, all ownership interests, short interests, economic incentives and rights to vote any shares of any security of the Company, in light of increased use by investors of derivative instruments that are not reflected in an investor’s beneficial ownership of the Company’s securities; and (iii) require shareholders nominating directors to disclose the same information about a proposed director nominee that would be required if the director nominee were submitting a proposal and any material relationships between the shareholder proponents and their affiliates, on the one hand, and the director nominees and their affiliates, on the other hand.

The preceding disclosure is qualified in its entirety by reference to the By-laws, an annotated copy of which is attached as Exhibit 3.2 to the Form 8-K filed by the Company on April 9, 2009, and is incorporated herein by reference.

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this item is set forth under the Section Captioned “Executive Compensation” in the Proxy Statement and is incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The Equity Plan Compensation Information required by this item is included below; all other information required by this item is in the Proxy Statement and is incorporated herein by reference.

The following table provides certain information as of February 28, 2009 with respect to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)
Stock Options	16,007,965	32.12	18,215,939
Equity compensation plans not approved by shareholders (2)
Stock Options	1,474,097	35.45
Total (3)	17,482,062	32.41	18,215,939

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

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the sections captioned “Director Independence” and “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is in the Proxy Statement and is incorporated herein by reference from the Proxy Statement.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)             Consolidated Financial Statements of Bed Bath & Beyond Inc. and subsidiaries are incorporated under Item 8 of this Form 10-K.

(a) (2)             Financial Statement Schedules

For the Fiscal Years Ended February 28, 2009, March 1, 2008 and March 3, 2007.

Schedule II — Valuation and Qualifying Accounts

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

Signature	Capacity	Date

/s/ Warren Eisenberg	Co-Chairman and Director	April 28, 2009
Warren Eisenberg

/s/ Leonard Feinstein	Co-Chairman and Director	April 28, 2009
Leonard Feinstein

/s/ Steven H. Temares	Chief Executive Officer and Director	April 28, 2009
Steven H. Temares

/s/ Eugene A. Castagna	Chief Financial Officer and Treasurer	April 28, 2009
Eugene A. Castagna	(Principal Financial Officer)

/s/ Susan E. Lattmann	Vice President - Finance	April 28, 2009
Susan E. Lattmann	(Principal Accounting Officer)

/s/ Dean S. Adler	Director	April 28, 2009
Dean S. Adler

/s/ Stanley Barshay	Director	April 28, 2009
Stanley Barshay

/s/ Klaus Eppler	Director	April 28, 2009
Klaus Eppler

/s/ Patrick R. Gaston	Director	April 28, 2009
Patrick R. Gaston

/s/ Jordan Heller	Director	April 28, 2009
Jordan Heller

/s/ Robert S. Kaplan	Director	April 28, 2009
Robert S. Kaplan

/s/ Victoria A. Morrison	Director	April 28, 2009
Victoria A. Morrison

/s/ Fran Stoller	Director	April 28, 2009
Fran Stoller

Bed Bath & Beyond Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Fiscal Years Ended February 28, 2009, March 1, 2008 and March 3, 2007

(amounts in millions)

Column A	Column B	Column C	Column C	Column D	Column E
	Balance at	Additions	Additions	Adjustments	Balance at
	Beginning of	Charged to	Charged to	and/or	End of
Description	Period	Income	Other Accounts	Deductions	Period
Sales Returns and Allowance

Year Ended:
February 28, 2009	$14.5	$446.7	$—	$443.4	$17.8
March 1, 2008	15.1	382.2	—	382.8	14.5
March 3, 2007	13.3	371.0	—	369.2	15.1

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

10.12*	Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2000)

10.13*	Company’s 2001 Stock Option Plan (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended March 3, 2001)

10.14*	Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2002)

10.15*	Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002)

10.16*

Agreement Terminating Agreements concerning “Split Dollar” Life Insurance Plan, dated May 9, 1994 and June 16, 1995, among the Company, Jay D. Waxenberg, as trustee of the Warren Eisenberg Life Insurance Trust, Warren Eisenberg and Maxine Eisenberg (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 29, 2003)

10.17*

Agreement Terminating Agreements concerning “Split Dollar” Life Insurance Plan, dated May 9, 1994 and June 16, 1995, among the Company, Jay D. Waxenberg, as trustee of the Leonard Joseph Feinstein Life Insurance Trust and Leonard Feinstein (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 29, 2003)

10.18*

Compensation Agreement concerning Substitute Benefit Payments upon Termination of “Split Dollar” Life Insurance Plan between the Company and Warren Eisenberg, dated as of February 27, 2004 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended February 28, 2004)

10.19*

Compensation Agreement concerning Substitute Benefit Payments upon Termination of “Split Dollar” Life Insurance Plan between the Company and Leonard Feinstein, dated as of February 27, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended February 28, 2004)

10.20*	Employment Agreement between the Company and Eugene A. Castagna (dated as of March 1, 2000) (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended February 28, 2004)

10.21*	Company’s 2004 Incentive Compensation Plan (incorporated by reference to Exhibit B to the Registrant’s Proxy Statement dated May 28, 2004)

10.22*	Form of Standard Stock Option Agreement dated as of May 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 29, 2004)

10.23*	Form of Stock Option Agreement under 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 28, 2004)

10.24*	Form of Restricted Stock Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 28, 2005)

10.25*	Performance-Based Form of Restricted Stock Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 28, 2005)

10.26*	Form of Stock Option Agreement under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 27, 2005)

10.27*	Company’s Nonqualified Deferred Compensation Plan (effective January 1, 2006) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 5, 2006)

10.28*

Supplemental Executive Retirement Benefit Agreement between the Company and Steven H. Temares, dated as of January 11, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 13, 2006)

10.29*

Addendum to Stock Option Agreements for Warren Eisenberg, Leonard Feinstein and Steven H. Temares, dated as of December 27, 2006 (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended March 3, 2007)

10.30*

Addendum to Stock Option Agreements for Eugene A. Castagna, Matthew Fiorilli and Arthur Stark dated December 28, 2006 (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended March 3, 2007)

10.31*

Amended and Restated Employment Agreement between the Company and Warren Eisenberg, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 29, 2008)

10.32*

Amended and Restated Employment Agreement between the Company and Leonard Feinstein, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 29, 2008)

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