Form 10-K/A
period 2009-02-28
BED BATH & BEYOND INC
filed 2009-05-12
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory note

Bed Bath & Beyond Inc. (the “Company”) is filing this Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended February 28, 2009, filed with the Securities and Exchange Commission on April 28, 2009 (the “Original 10-K”).

The sole purpose of this amendment is to correct the “Signatures” page of the Original 10-K by removing the signature of Susan E. Lattmann and correcting the title of Eugene A. Castagna. Ms. Lattmann, Principal Accounting Officer/SEC Reporting, continues to report to Mr. Castagna, Principal Financial and Accounting Officer.

For the convenience of the reader, this Form 10-K/A sets forth the Original 10-K in its entirety and includes the revised “Signatures” page described above. Other than the revision referred to above, all other information included in the Original 10-K remains unchanged. This 10-K/A is not intended to, nor does it, reflect events occurring after the filing of the Original 10-K, and does not modify or update the disclosures set forth therein.

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

Signature	Capacity	Date

/s/ Warren Eisenberg	Co-Chairman and Director	May 12, 2009
Warren Eisenberg

/s/ Leonard Feinstein	Co-Chairman and Director	May 12, 2009
Leonard Feinstein

/s/ Steven H. Temares	Chief Executive Officer and Director	May 12, 2009
Steven H. Temares

/s/ Eugene A. Castagna	Chief Financial Officer and Treasurer	May 12, 2009
Eugene A. Castagna	(Principal Financial and Accounting Officer)

/s/ Dean S. Adler	Director	May 12, 2009
Dean S. Adler

/s/ Stanley Barshay	Director	May 12, 2009
Stanley Barshay

/s/ Klaus Eppler	Director	May 12, 2009
Klaus Eppler

/s/ Patrick R. Gaston	Director	May 12, 2009
Patrick R. Gaston

/s/ Jordan Heller	Director	May 12, 2009
Jordan Heller

/s/ Robert S. Kaplan	Director	May 12, 2009
Robert S. Kaplan

/s/ Victoria A. Morrison	Director	May 12, 2009
Victoria A. Morrison

/s/ Fran Stoller	Director	May 12, 2009
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