Form 10-Q
period 2009-05-30
BED BATH & BEYOND INC
filed 2009-07-08
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended May 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 30, 2009
Common Stock - $0.01 par value	261,892,878

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	May 30,	February 28,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$855,434	$668,209
Short term investment securities	2,000	2,000
Merchandise inventories	1,703,819	1,642,339
Other current assets	272,681	250,251

Total current assets	2,833,934	2,562,799

Long term investment securities	216,196	221,134
Property and equipment, net	1,120,393	1,148,435
Other assets	335,531	336,475

Total assets	$4,506,054	$4,268,843

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$603,402	$514,734
Accrued expenses and other current liabilities	247,256	247,508
Merchandise credit and gift card liabilities	160,629	165,621
Current income taxes payable	55,361	25,105

Total current liabilities	1,066,648	952,968

Deferred rent and other liabilities	232,790	227,209
Income taxes payable	96,264	88,212

Total liabilities	1,395,702	1,268,389

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued 317,329 and 314,678 shares, respectively; outstanding 261,893 and 259,701 shares, respectively	3,173	3,147
Additional paid-in capital	911,339	878,568
Retained earnings	4,242,093	4,154,921
Treasury stock, at cost; 55,436 and 54,977 shares, respectively	(2,044,753)	(2,031,642)
Accumulated other comprehensive loss	(1,500)	(4,540)

Total shareholders’ equity	3,110,352	3,000,454

Total liabilities and shareholders’ equity	$4,506,054	$4,268,843

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	May 30,	May 31,
	2009	2008

Net sales	$1,694,340	$1,648,491

Cost of sales	1,027,522	992,491

Gross profit	666,818	656,000

Selling, general and administrative expenses	524,514	537,181

Operating profit	142,304	118,819

Interest income	1,767	4,530

Earnings before provision for income taxes	144,071	123,349

Provision for income taxes	56,899	46,572

Net earnings	$87,172	$76,777

Net earnings per share - Basic	$0.34	$0.30
Net earnings per share - Diluted	$0.34	$0.30

Weighted average shares outstanding - Basic	256,942	256,634
Weighted average shares outstanding - Diluted	258,764	259,263

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	May 30,	May 31,
	2009	2008

Cash Flows from Operating Activities:
Net earnings	$87,172	$76,777
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	44,779	43,619
Stock-based compensation	11,010	10,377
Tax benefit from stock-based compensation	(55)	2,672
Deferred income taxes	(5,081)	(6,736)
Other	54	—
(Increase) decrease in assets:
Merchandise inventories	(61,480)	(109,167)
Trading investment securities	(2,439)	(1,555)
Other current assets	(16,998)	(17,803)
Other assets	170	(626)
Increase (decrease) in liabilities:
Accounts payable	98,819	44,545
Accrued expenses and other current liabilities	2,220	(2,868)
Merchandise credit and gift card liabilities	(4,992)	1,564
Income taxes payable	34,856	19,347
Deferred rent and other liabilities	6,274	5,654
Net cash provided by operating activities	194,309	65,800
Cash Flows from Investing Activities:
Redemption of available-for-sale investment securities	7,600	4,825
Capital expenditures	(26,588)	(51,673)
Investment in unconsolidated joint venture, including fees	—	(4,659)
Net cash used in investing activities	(18,988)	(51,507)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	23,303	11,214
Excess tax benefit from stock-based compensation	1,712	4,315
Repurchase of common stock, including fees	(13,111)	(13,651)
Net cash provided by financing activities	11,904	1,878
Net increase in cash and cash equivalents	187,225	16,171
Cash and cash equivalents:
Beginning of period	668,209	224,084
End of period	$855,434	$240,255

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of May 30, 2009 and February 28, 2009 and the results of its operations and its cash flows for the three months ended May 30, 2009 and May 31, 2008, respectively.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by U.S. generally accepted accounting principles. Reference should be made to Bed Bath & Beyond Inc.’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 for additional disclosures, including a summary of the Company’s significant accounting policies, and to subsequently filed Forms 8-K.

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December, and generally lower in February and October.

2) Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  FSP SFAS 132(R)-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an Amendment of FASB Statements No. 87, 88 and 106.”  FSP SFAS 132(R)-1 requires more detailed disclosures about the assets of a defined benefit pension or other postretirement plan. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Company does not believe FSP SFAS 132(R)-1 will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting.” This FSP requires the annual disclosures about the fair value of financial instruments required by SFAS No. 107 to be presented in interim financial statements. The FSP is effective for interim reporting periods ending after June 15, 2009. The Company does not believe FSP SFAS 107-1 and APB 28-1 will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which modifies the recognition requirements for other-than-temporary impairments of debt securities and enhances existing disclosures with respect to other-than-temporary impairments of debt and equity securities. FSP SFAS 115-2 and SFAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe FSP SFAS 115-2 and SFAS 124-2 will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe FSP SFAS 157-4 will have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. The Company does not believe SFAS No. 165 will have a material impact on its consolidated financial statements.

3) Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities on March 2, 2008 and for non-financial assets and liabilities on March 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS No. 157 for financial and non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.

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

As of May 30, 2009, the Company’s financial assets utilizing Level 1 inputs include short term and long term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds and securities collateralized by student loans, and a related put option (See “Investment Securities,” Note 5).

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

The following table presents the valuation of the Company’s financial assets as of May 30, 2009 measured at fair value on a recurring basis by the input levels prescribed by SFAS No. 157:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
Short term - available-for-sale securities	$2.0	$—	$2.0
Long term - available-for-sale securities	—	164.0	164.0
Long term - trading securities	8.9	41.3	50.2
Long term - put option	—	1.9	1.9
Total	$10.9	$207.2	$218.1

The following table presents the changes in the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Significant Unobservable Inputs (Level 3)
Balance on February 28, 2009, net of temporary valuation adjustment	$214.6
Change in temporary valuation adjustment included in accumulated other comprehensive loss	0.2
Unrealized loss included in earnings (1)	(0.1)
Change in valuation of Put Option	0.1
Redemptions at par	(7.6)
Balance on May 30, 2009, net of temporary valuation adjustment	$207.2

(1) Represents the amount of total losses for the period included in earnings relating to assets still held on May 30, 2009.

Subsequent to the end of the first quarter of fiscal 2009 through June 29, 2009, the Company additionally redeemed approximately $1.4 million of short term available-for-sale securities at par.

4) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within 5 business days, of $55.1 million and $51.8 million as of May 30, 2009 and February 28, 2009, respectively.

5) Investment Securities

The Company’s investment securities as of May 30, 2009 and February 28, 2009 are as follows:

(in millions)	May 30, 2009	February 28, 2009
Available-for-sale securities:
Short term	$2.0	$2.0
Long term	164.0	171.4

Trading securities:
Long term	50.2	47.8

Held-to-maturity securities:
Long term	0.1	0.1

Put option - Long term	1.9	1.8

Total investment securities	$218.2	$223.1

Auction Rate Securities

As of May 30, 2009, the Company’s available-for-sale investment securities represented approximately $168.4 million par value of auction rate securities, less a temporary valuation adjustment of approximately $2.4 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive loss, net of a related tax benefit of approximately $0.9 million, and did not affect the Company’s earnings in the first quarter of fiscal 2009. These securities at par are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200%. Due to their lack of liquidity, the Company classified $164.0 million and $171.4 million of these investments as long term investment securities at May 30, 2009 and February 28, 2009, respectively.

As of May 30, 2009, the Company’s trading investment securities include approximately $41.3 million at fair value, ($43.2 million at par), of auction rate securities which are invested in securities collateralized by student loans, and which are currently more than 100% collateralized and with approximately 90% of such collateral in the aggregate being guaranteed by the United States government. During the first quarter of fiscal 2009, the Company recognized a pre-tax unrealized loss of approximately $0.1 million in the consolidated statement of earnings to reflect the decrease in the fair value of these securities. In the third quarter of fiscal 2008, the Company entered into an agreement (the “Agreement”) with the investment firm that sold the Company these securities. By entering into the Agreement, the Company (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime after the execution of the Agreement through July 2, 2012. The Company elected to measure the Put Option under the fair value option of SFAS No. 159 and recorded it as a long term investment. As of May 30, 2009, the fair value of the Put Option was approximately $1.9 million and during the first quarter of fiscal 2009, the Company recorded pre-tax income of approximately $0.1 million to reflect the increase in its fair value. The recording of the change in fair value of the Put Option and these securities resulted in no net impact to the consolidated statement of earnings for the first quarter of fiscal 2009. The Company anticipates that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material impact to the consolidated statement of earnings. As of May 30, 2009 and February 28, 2009, the Company classified $41.3 million and $41.4 million, respectively, of these auction rate securities as long term investment securities as a result of the Agreement entered into in the prior fiscal year.

None of the auction rate securities held by the Company are mortgage-backed debt obligations, and all of these investments carry triple-A credit ratings from one or more of the major credit rating agencies as of May 30, 2009. During the first quarter of fiscal 2009, approximately $7.6 million of auction rate securities were redeemed at par. Subsequent to the end of the first quarter of fiscal 2009 through June 29, 2009, the Company additionally redeemed approximately $1.4 million at par.

Other trading investment securities

The Company’s other trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $8.9 million and $6.4 million as of May 30, 2009 and February 28, 2009, respectively.

6) Property and Equipment

As of May 30, 2009 and February 28, 2009, included in property and equipment, net is accumulated depreciation and amortization of $1.1 billion.

7) Stock-Based Compensation

The Company records stock-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options. The Company’s restricted stock awards are considered nonvested share awards as defined under SFAS No. 123R.

Stock-based compensation expense for the three months ended May 30, 2009 and May 31, 2008 was approximately $11.0 million ($6.7 million after tax or $0.03 per diluted share) and approximately $10.4 million ($6.5 million after tax or $0.02 per diluted share), respectively.

In addition, the amount of stock-based compensation cost capitalized for the three months ended May 30, 2009 and May 31, 2008 was approximately $0.3 million.

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

As of May 30, 2009, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $38.9 million and $117.5 million, respectively, which is expected to be recognized over a weighted average period of 3.2 years and 5.0 years, respectively.

Stock Options

Stock option grants are issued at fair market value on the date of grant and generally become exercisable in five equal annual installments beginning one to three years from the date of grant. Option grants for stock options issued prior to May 10, 2004 expire ten years after the date of grant. Option grants for stock options issued since May 10, 2004 expire eight years after the date of grant. All option grants are nonqualified.

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	Three Months Ended
Black-Scholes Valuation Assumptions (1)	May 30, 2009	May 31, 2008

Weighted Average Expected Life (in years) (2)	6.3	6.1
Weighted Average Expected Volatility (3)	40.39%	34.13%
Weighted Average Risk Free Interest Rates (4)	2.45%	3.17%
Expected Dividend Yield	—	—

(1) Forfeitures are estimated based on historical experience.

(2) The expected life of stock options is estimated based on historical experience.

(3) Expected volatility is based on the average of historical and implied volatility. The historical volatility is determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards. The implied volatility represents the implied volatility of the Company’s call options, which are actively traded on multiple exchanges, had remaining maturities in excess of twelve months, had market prices close to the exercise prices of the employee stock options and were measured on the stock option grant date.

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the three months ended May 30, 2009 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	17,482	$32.41
Granted	733	28.33
Exercised	(1,404)	16.60
Forfeited or expired	(40)	36.84
Options outstanding, end of period	16,771	$33.54
Options exercisable, end of period	13,317	$33.14

The weighted average fair value for the stock options granted during the first three months of fiscal 2009 and 2008 was $12.33 and $12.95, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of May 30, 2009 was 3.6 years and $26.5 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of May 30, 2009 was 3.1 years and $26.5 million, respectively. The total intrinsic value for stock options exercised during the first three months of fiscal 2009 and 2008 was $19.8 million and $17.1 million, respectively.

Net cash proceeds from the exercise of stock options for the first quarter of fiscal 2009 were $23.3 million and the associated income tax benefits were $1.7 million.

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

Changes in the Company’s restricted stock for the three months ended May 30, 2009 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	3,624	$35.79
Granted	1,270	28.28
Vested	(439)	36.64
Forfeited	(23)	34.11
Unvested restricted stock, end of period	4,432	$33.56

8) Shareholders’ Equity

Between December 2004 and September 2007, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $2.950 billion of its shares of common stock. The Company was authorized to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company also purchases shares of its common stock to cover employee related taxes withheld on vested restricted stock awards. In the first three months of fiscal 2009, the Company repurchased approximately 0.5 million shares of its common stock for a total cost of approximately $13.1 million, bringing the aggregate total of common stock repurchased to approximately 55.4 million shares for a total cost of approximately $2.0 billion since the initial authorization in December 2004.

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

Stock-based awards of approximately 15.3 million and 15.1 million were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive for the three months ended May 30, 2009 and May 31, 2008, respectively.

10) Lines of Credit

At May 30, 2009, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of September 3, 2009 and February 26, 2010, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. As of May 30, 2009, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

11) Supplemental Cash Flow Information

The Company paid income taxes of $27.3 million and $32.3 million in the first three months of fiscal 2009 and 2008, respectively.

The Company recorded an accrual for capital expenditures of $11.4 million and $18.5 million as of May 30, 2009 and May 31, 2008, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a chain of retail stores, operating under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops (“CTS”), Harmon and Harmon Face Values (“Harmon”) and buybuy BABY. Through a joint venture, the Company also operates two stores in Mexico under the name “Home & More.” The Company sells a wide assortment of merchandise principally including domestics merchandise and home furnishings as well as food, giftware, health and beauty care items and infant and toddler merchandise. The Company’s objective is to be a customer’s first choice for products and services in the categories offered, in the markets in which the Company operates.

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

In addition, a number of businesses in the retail industry have liquidated or announced their liquidations. The Company’s results have been impacted and may continue to be impacted by these liquidations, including those within its sector of retailing. The Company believes this continued industry consolidation will provide an opportunity to gain market share and to improve its competitive position over the long term; however, the Company cannot, with any level of certainty, estimate the impact these liquidations will have on its future results of operations.

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

The following represents an overview of the Company’s financial performance for the periods indicated:

•                  For the three months ended May 30, 2009, the Company’s net sales were $1.694 billion, an increase of approximately 2.8% as compared to the three months ended May 31, 2008.

•                  Comparable store sales for the fiscal first quarter of 2009 decreased by approximately 1.6%, as compared with an increase of approximately 0.8% for the corresponding period last year.

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

•                  Gross profit for the three months ended May 30, 2009 was $666.8 million or 39.4% of net sales compared with $656.0 million or 39.8% of net sales for the three months ended May 31, 2008.

•                  Selling, general and administrative expenses (“SG&A”) for the three months ended May 30, 2009 were $524.5 million or 31.0% of net sales compared with $537.2 million or 32.6% of net sales for the three months ended May 31, 2008.

•                  The effective tax rate was 39.5% and 37.8% for the three months ended May 30, 2009 and May 31, 2008, respectively.

•                  For the three months ended May 30, 2009, the Company’s net earnings per diluted share were $0.34 ($87.2 million) compared to net earnings per diluted share of $0.30 ($76.8 million) for the three months ended May 31, 2008. Net earnings per diluted share include the impact of the Company’s repurchases of its common stock.

Capital expenditures for the three months ended May 30, 2009 and May 31, 2008 were $26.6 million and $51.7 million, respectively.

Results of Operations

Net Sales

Net sales for the three months ended May 30, 2009 were $1.694 billion, an increase of $45.8 million or approximately 2.8% over net sales of $1.648 billion for the corresponding quarter last year. For the three months ended May 30, 2009, the increase in net sales was generated by the Company’s new store sales increase of 4.3% partially offset by the decrease in comparable store sales.

For the three months ended May 30, 2009, comparable store sales for 944 stores represented $1.597 billion of net sales and for the three months ended May 31, 2008, comparable store sales for 877 stores represented $1.526 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. The decrease in comparable store sales for the three months ended May 30, 2009 was approximately 1.6%, as compared with an increase of approximately 0.8% for the comparable period last year. Net sales and comparable store sales continued to be negatively affected by the economic slowdown, including issues specific to the housing industry.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 42% and 58% of net sales, respectively, for the three months ended May 30, 2009 and approximately 44% and 56% of net sales, respectively, for the three months ended May 31, 2008.

Gross Profit

Gross profit for the three months ended May 30, 2009 was $666.8 million or 39.4% of net sales compared with $656.0 million or 39.8% of net sales for the three months ended May 31, 2008. The decrease in gross profit as a percentage of net sales for the three months ended May 30, 2009 was primarily due to an increase in inventory acquisition costs, an increase in coupon redemptions and a shift in the mix of merchandise sold to lower margin categories.

Selling, General and Administrative Expenses

SG&A for the three months ended May 30, 2009 was $524.5 million or 31.0% of net sales compared with $537.2 million or 32.6% of net sales for the three months ended May 31, 2008. SG&A as a percentage of net sales decreased for the three months ended May 30, 2009 compared to May 31, 2008 primarily due to a relative decrease in payroll expense, a relative decrease in advertising expenses due to a decrease in distribution of advertising pieces and a relative decrease in other controllable expenses.

Operating Profit

Operating profit for the three months ended May 30, 2009 was $142.3 million or 8.4% of net sales compared to $118.8 million or 7.2% of net sales during the comparable period in 2008. The increase in operating profit as a percentage of net sales in the comparable periods reflects the relative decrease in SG&A as a percentage of net sales, partially offset by the deleverage in the gross profit margin.

Interest Income

Interest income was $1.8 million for the three months ended May 30, 2009 compared to $4.5 million for the three months ended May 31, 2008. The decrease in interest income was primarily due to lower interest rates.

Income Taxes

The effective tax rate for the three months ended May 30, 2009 was 39.5% compared to 37.8% for the three months ended May 31, 2008. The tax rate for the three months ended May 30, 2009 included an approximate $0.9 million expense as compared to an approximate $0.6 million benefit for the three months ended May 31, 2008 due to the recognition of certain discrete tax items. The remaining increase in the 2009 effective tax rate was primarily due to slightly higher state taxes.

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

Net Earnings

As a result of the factors described above, net earnings were $87.2 million for the first quarter of fiscal 2009 compared to $76.8 million for the first quarter of fiscal 2008.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions.

As a result of this program, the Company operated 935 BBB stores, 53 CTS stores, 40 Harmon stores and 16 buybuy BABY stores at the end of the fiscal first quarter of 2009, compared with 890 BBB stores, 41 CTS stores, 40 Harmon stores and 10 buybuy BABY stores at the end of the corresponding quarter last year. At May 30, 2009, Company-wide total store square footage was approximately 32.2 million square feet. Since May 2008, the Company, through a joint venture, operates two stores in Mexico under the name “Home & More.”

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long-term objectives. During the fiscal first quarter of 2009, the Company opened six BBB stores, including its fifth store in Canada, one CTS store and one buybuy BABY store and closed one BBB store.  For all of fiscal 2009, the Company expects to open approximately 35 new BBB stores throughout the United States and Canada, approximately seven new CTS stores, approximately 12 new buybuy BABY stores and approximately three new Harmon stores. The continued growth of the Company is dependent, in large part, upon the Company’s ability to execute its expansion program successfully. The Company currently has no outstanding bank borrowings, and for fiscal 2009, expects its operations to be entirely funded from internally generated sources.

Liquidity and Capital Resources

Fiscal 2009 compared to Fiscal 2008

The Company has been able to finance its operations, including its expansion program, through internally generated funds. Net cash provided by operating activities for the three months ended May 30, 2009 was $194.3 million as compared with $65.8 million in the corresponding period of fiscal 2008. Year over year, the Company experienced a decrease in cash used for the net components of working capital (primarily accounts payable, merchandise inventories, and income taxes payable) and an increase in cash provided by net earnings.

Inventory per square foot was $52.90 as of May 30, 2009, a decrease of approximately 6.7% from $56.72 as of May 31, 2008. The Company continues to focus on optimizing inventory productivity while maintaining appropriate in-store merchandise levels to support sales.

Net cash used in investing activities for the three months ended May 30, 2009 was $19.0 million as compared with $51.5 million in the corresponding period of fiscal 2008. The $32.5 million decrease in net cash used in investing activities is primarily due to a $25.1 million decrease in capital expenditures, a $4.7 million investment in the Company’s unconsolidated joint venture in the prior fiscal year, and a $2.8 million increase in redemptions of investment securities.

Net cash provided by financing activities for the three months ended May 30, 2009 was $11.9 million as compared with $1.9 million in the corresponding period of 2008. The increase in net cash provided was primarily attributable to a $12.1 million increase in cash proceeds from the exercise of stock options.

Auction Rate Securities

As of May 30, 2009, the Company held approximately $209.2 million of net investments in auction rate securities. Beginning in mid-February 2008, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies and the Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities.

During the third quarter of fiscal 2008, the Company entered into an agreement with the investment firm that sold the Company a portion of its auction rate securities to redeem at par approximately $43.2 million of these securities. This agreement provides for, among other things, the option to redeem these securities at par during fiscal 2010. During the first quarter of fiscal 2009, the Company recorded an unrealized loss of approximately $0.1 million related to these securities and also recorded $0.1 million of pre-tax income to reflect the increase in fair value of the option to redeem these securities at par value. This resulted in no impact on the Company’s net earnings. As of May 30, 2009, the fair value of this option was $1.9 million. The Company anticipates that any future changes in the fair value of the related auction rate securities will be offset by the changes in the fair value of the option with no material impact to the Company’s net earnings.

The remainder of approximately $168.4 million of these securities at par had a temporary valuation adjustment of approximately $2.4 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive loss, net of a related tax benefit of approximately $0.9 million, and did not affect the Company’s net earnings for the first quarter of fiscal 2009.

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

During the three months ended May 30, 2009, approximately $7.6 million of auction rate securities were redeemed at par. Subsequent to the end of the fiscal first quarter of 2009 through June 29, 2009, the Company additionally redeemed approximately $1.4 million at par.

Seasonality

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December, and generally lower in February and October.

Recent Accounting Pronouncements

On March 2, 2008 and March 1, 2009, the Company adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities and for non-financial assets and liabilities, respectively. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of SFAS No. 157 for financial and non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  FSP SFAS 132(R)-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an Amendment of FASB Statements No. 87, 88 and 106.”  FSP SFAS 132(R)-1 requires more detailed disclosures about the assets of a defined benefit pension or other postretirement plan. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Company does not believe FSP SFAS 132(R)-1 will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe FSP SFAS 157-4 will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting.” This FSP requires the annual disclosures about the fair value of financial instruments required by SFAS No. 107 to be presented in interim financial statements. The FSP is effective for interim reporting periods ending after June 15, 2009. The Company does not believe FSP SFAS 107-1 and APB 28-1 will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which modifies the recognition requirements for other-than-temporary impairments of debt securities and enhances existing disclosures with respect to other-than-temporary impairments of debt and equity securities. FSP SFAS 115-2 and SFAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe FSP SFAS 115-2 and SFAS 124-2 will have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. The Company does not believe SFAS No. 165 will have a material impact on its consolidated financial statements.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 (“2008 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on April 28, 2009 and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the first quarter of fiscal 2009.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at May 30, 2009 are similar to those disclosed in Item 7a of the Company’s 2008 Form 10-K.

Item 4.  Controls and Procedures

(a)    Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of May 30, 2009 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business, which the Company does not believe to be material to the Company’s business or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, carefully consider the factors discussed under “Risk Factors” in the Company’s 2008 Form 10-K as filed with the SEC. These risks could materially adversely affect the Company’s business, financial condition and results of operations. These risks are not the only risks the Company faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that the Company currently considers immaterial to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of fiscal 2009 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share	or Programs (1)	Programs (1) (2)
March 1, 2009 - March 28, 2009	57,400	$23.55	57,400	$917,793,801
March 29, 2009 - April 25, 2009	113,500	$30.72	113,500	$914,307,180
April 26, 2009 - May 30, 2009	288,100	$28.70	288,100	$906,038,840
Total	459,000	$28.55	459,000	$906,038,840

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

Item 4.    Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on June 30, 2009. At the Annual Meeting, the following items were voted upon:

1.               Election of 10 directors of the Company.

2.               Ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ending February 27, 2010.

3.               Amendment to the certificate of incorporation; Majority voting in non-contested director elections.

4a.         Amendment to the certificate of incorporation; Eliminate express supermajority voting provisions.

4b.        Amendment to the certificate of incorporation; Eliminate statutory supermajority voting requirements.

5.               Re-approval of the performance goals under the 2004 Incentive Compensation Plan.

6.               Shareholder proposal regarding a sustainability report.

The results of the voting were as follows:

1     Election of Directors:

Total Shares Voted

Nominee	For	Withheld
Warren Eisenberg	234,307,501	1,245,591
Leonard Feinstein	234,431,185	1,121,907
Steven H. Temares	234,656,417	896,675
Dean S. Adler	229,990,275	5,562,817
Stanley F. Barshay	226,646,209	8,906,883
Klaus Eppler	229,367,882	6,185,210
Patrick R. Gaston	230,289,274	5,263,818
Jordan Heller	230,630,360	4,922,732
Victoria A. Morrison	225,747,792	9,805,300
Fran Stoller	229,701,320	5,851,772

2     Ratification of the Appointment of KPMG LLP as Independent Auditors:

	For	Against	Abstentions
Total Shares Voted	234,744,165	691,675	117,252

3     Amendment to the Certificate of Incorporation; Majority Voting in Non-Contested Director Elections:

	For	Against	Abstentions
Total Shares Voted	230,244,631	5,138,274	170,187

4a   Amendment to the Certificate of Incorporation; Eliminate Express Supermajority Voting Provisions:

	For	Against	Abstentions
Total Shares Voted	233,386,590	1,968,763	197,739

4b   Amendment to the Certificate of Incorporation; Eliminate Statutory Supermajority Voting Requirements:

	For	Against	Abstentions
Total Shares Voted	233,336,424	2,009,431	207,237

5     Re-approval of the Performance Goals Under the 2004 Incentive Compensation Plan:

	For	Against	Abstentions	Broker Non-Votes
Total Shares Voted	209,892,963	11,048,745	166,863	14,444,521

6     Shareholder Proposal; Sustainability Report:

	For	Against	Abstentions	Broker Non-Votes
Total Shares Voted	31,357,852	144,701,700	45,048,962	14,444,578

Item 6.   Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: July 8, 2009	By:	/s/ Eugene A. Castagna
Eugene A. Castagna
Chief Financial Officer and
Treasurer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1*	Bed Bath & Beyond Inc. Policy on Recovery of Incentive Compensation.

10.2*	Performance-Based Form of Restricted Stock Agreement under the 2004 Incentive Compensation Plan.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* This is a management contract or compensatory plan or arrangement.