Form 10-Q
period 2009-08-29
BED BATH & BEYOND INC
filed 2009-10-07
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended August 29, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 29, 2009
Common Stock - $0.01 par value	262,685,710

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	August 29,	February 28,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$1,035,601	$668,209
Short term investment securities	43,125	2,000
Merchandise inventories	1,755,377	1,642,339
Other current assets	289,101	250,251

Total current assets	3,123,204	2,562,799

Long term investment securities	157,193	221,134
Property and equipment, net	1,111,971	1,148,435
Other assets	343,070	336,475

Total assets	$4,735,438	$4,268,843

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$682,936	$514,734
Accrued expenses and other current liabilities	264,066	247,508
Merchandise credit and gift card liabilities	163,338	165,621
Current income taxes payable	29,159	25,105

Total current liabilities	1,139,499	952,968

Deferred rent and other liabilities	236,107	227,209
Income taxes payable	98,928	88,212

Total liabilities	1,474,534	1,268,389

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued 318,723 and 314,678 shares, respectively; outstanding 262,686 and 259,701 shares, respectively	3,187	3,147
Additional paid-in capital	945,272	878,568
Retained earnings	4,377,624	4,154,921
Treasury stock, at cost; 56,037 and 54,977 shares, respectively	(2,064,711)	(2,031,642)
Accumulated other comprehensive loss	(468)	(4,540)

Total shareholders’ equity	3,260,904	3,000,454

Total liabilities and shareholders’ equity	$4,735,438	$4,268,843

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	August 29,	August 30,	August 29,	August 30,
	2009	2008	2009	2008

Net sales	$1,914,909	$1,853,892	$3,609,249	$3,502,383

Cost of sales	1,141,516	1,114,571	2,169,038	2,107,062

Gross profit	773,393	739,321	1,440,211	1,395,321

Selling, general and administrative expenses	551,362	551,900	1,075,876	1,089,081

Operating profit	222,031	187,421	364,335	306,240

Interest income	1,476	2,946	3,243	7,476

Earnings before provision for income taxes	223,507	190,367	367,578	313,716

Provision for income taxes	87,976	71,099	144,875	117,671

Net earnings	$135,531	$119,268	$222,703	$196,045

Net earnings per share - Basic	$0.53	$0.46	$0.87	$0.76
Net earnings per share - Diluted	$0.52	$0.46	$0.86	$0.76

Weighted average shares outstanding - Basic	257,814	256,726	257,378	256,680
Weighted average shares outstanding - Diluted	259,940	258,979	259,352	259,121

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	August 29,	August 30,
	2009	2008

Cash Flows from Operating Activities:
Net earnings	$222,703	$196,045
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	89,746	87,138
Stock-based compensation	22,137	21,604
Tax benefit from stock-based compensation	(964)	266
Deferred income taxes	(13,943)	(17,565)
Other	(12)	155
(Increase) decrease in assets:
Merchandise inventories	(113,038)	(193,332)
Trading investment securities	(4,071)	(1,740)
Other current assets	(32,756)	(34,906)
Other assets	302	(928)
Increase (decrease) in liabilities:
Accounts payable	183,176	102,476
Accrued expenses and other current liabilities	19,123	(2,907)
Merchandise credit and gift card liabilities	(2,283)	(921)
Income taxes payable	11,318	(61)
Deferred rent and other liabilities	10,968	12,725
Net cash provided by operating activities	392,406	168,049
Cash Flows from Investing Activities:
Redemption of available-for-sale investment securities	27,245	31,350
Capital expenditures	(67,631)	(106,711)
Investment in unconsolidated joint venture, including fees	—	(4,764)
Net cash used in investing activities	(40,386)	(80,125)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	45,663	12,779
Excess tax benefit from stock-based compensation	2,778	4,394
Repurchase of common stock, including fees	(33,069)	(40,625)
Net cash provided by (used in) financing activities	15,372	(23,452)
Net increase in cash and cash equivalents	367,392	64,472
Cash and cash equivalents:
Beginning of period	668,209	224,084
End of period	$1,035,601	$288,556

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of August 29, 2009 and February 28, 2009 and the results of its operations for the three and six months ended August 29, 2009 and August 30, 2008, respectively, and its cash flows for the six months ended August 29, 2009 and August 30, 2008, respectively.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by U.S. generally accepted accounting principles (“GAAP”). Reference should be made to Bed Bath & Beyond Inc.’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 for additional disclosures, including a summary of the Company’s significant accounting policies, and to subsequently filed Forms 8-K.

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December, and generally lower in February and October.

The Company has evaluated subsequent events through October 7, 2009, the filing date of this Form 10-Q with the Securities and Exchange Commission (“SEC”).

2) Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  FSP SFAS 132(R)-1 amends Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88 and 106.”  FSP SFAS 132(R)-1 requires more detailed disclosures about the assets of a defined benefit pension or other postretirement plan. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not believe FSP SFAS 132(R)-1 will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting.” This FSP requires the annual disclosures about the fair value of financial instruments required by SFAS No. 107 to be presented in interim financial statements. The Company adopted FSP SFAS 107-1 and APB 28-1 during the second quarter of fiscal 2009. The adoption of FSP SFAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements (See “Fair Value Measurements,” Note 3).

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which modifies the recognition requirements for other-than-temporary impairments of debt securities and enhances existing disclosures with respect to other-than-temporary impairments of debt and equity securities. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted FSP SFAS 115-2 and SFAS 124-2 during the second quarter of fiscal 2009. The adoption of FSP SFAS 115-2 and SFAS 124-2 did not have a material impact on the Company’s consolidated financial statements (See “Investment Securities,” Note 5).

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance for determining fair value when there is no active market or where the price inputs being used represent distressed sales, and also amends the interim and annual disclosure requirements of SFAS No. 157, “Fair Value Measurements.” The Company adopted FSP SFAS 157-4 during the second quarter of fiscal 2009. The adoption of FSP SFAS 157-4 did not have a material impact on the Company’s consolidated financial statements (See “Fair Value Measurements,” Note 3).

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue or were issued. The Company adopted SFAS No. 165 during the second quarter of fiscal 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements (See “Basis of Presentation,” Note 1).

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162,” which established the FASB Accounting Standards Codification (“Codification”) as the exclusive source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC are also considered sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards, however it does not change current GAAP.  SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not believe SFAS No. 168 will have a material impact on its consolidated financial statements.

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

As of August 29, 2009, the Company’s financial assets utilizing Level 1 inputs include long term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included short term and long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds and securities collateralized by student loans, and a related put option (See “Investment Securities,” Note 5).

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

The following table presents the valuation of the Company’s financial assets as of August 29, 2009 measured at fair value on a recurring basis by the input levels prescribed by SFAS No. 157:

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Unobservable
	Assets	Inputs
(in millions)	(Level 1)	(Level 3)	Total
Short term - trading securities:
Auction rate securities	$—	$41.2	$41.2
Short term - put option	—	1.9	1.9
Long term - available-for-sale securities:
Auction rate securities	—	146.6	146.6
Long term - trading securities:
Nonqualified deferred compensation plan assets	10.5	—	10.5
Total	$10.5	$189.7	$200.2

The following table presents the changes in the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

			Total Significant
	Auction Rate		Unobservable
(in millions)	Securities	Put Option	Inputs (Level 3)
Balance on February 28, 2009, net of temporary valuation adjustment	$212.8	$1.8	$214.6
Change in temporary valuation adjustment included in accumulated other comprehensive loss	0.3	—	0.3
Unrealized loss included in earnings (1)	(0.1)	—	(0.1)
Change in valuation of Put Option	—	0.1	0.1
Redemptions at par	(25.2)	—	(25.2)
Balance on August 29, 2009, net of temporary valuation adjustment	$187.8	$1.9	$189.7

(1) Represents the amount of total losses for the period included in earnings relating to assets still held on August 29, 2009.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable and certain other liabilities. The Company’s investment securities consist primarily of auction rate securities which are stated at their approximate fair value. The book value of all financial instruments is representative of their fair values.

4) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within 5 business days, of $64.3 million and $51.8 million as of August 29, 2009 and February 28, 2009, respectively.

5) Investment Securities

The Company’s investment securities as of August 29, 2009 and February 28, 2009 are as follows:

	August 29,	February 28,
(in millions)	2009	2009
Available-for-sale securities:
Short term	$—	$2.0
Long term	146.6	171.4

Trading securities:
Short term	41.2	—
Long term	10.5	47.8

Held-to-maturity securities:
Long term	0.1	0.1

Put option:
Short term	1.9	—
Long term	—	1.8

Total investment securities	$200.3	$223.1

Auction Rate Securities

As of August 29, 2009 and February 28, 2009, the Company’s available-for-sale investment securities represented approximately $148.9 million and approximately $176.0 million par value of auction rate securities, respectively, less temporary valuation adjustments of approximately $2.3 million and $2.6 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s earnings. These securities at par are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200%. All of these available-for-sale investments carried triple-A credit ratings from one or more of the major credit rating agencies as of August 29, 2009 and February 28, 2009, and none of them are mortgage-backed debt obligations. The Company believes that the unrealized losses are temporary and reflect the investments’ current lack of liquidity. As of August 29, 2009 and February 28, 2009, the Company’s available-for-sale investments have been in a continuous unrealized loss position for 12 months or more. Due to their lack of liquidity, the Company classified $146.6 million and $171.4 million of these investments as long term investment securities at August 29, 2009 and February 28, 2009, respectively.

As of August 29, 2009 and February 28, 2009, the Company’s trading investment securities included approximately $41.2 million at fair value ($43.1 million at par) and $41.4 million at fair value ($43.2 million at par), respectively, of auction rate securities which are invested in securities collateralized by student loans. As of August 29, 2009 and February 28, 2009, these securities were more than 100% collateralized with approximately 90% of such collateral in the aggregate being guaranteed by the United States government.  All of these trading investment securities also carried triple-A ratings from one or more of the major credit rating agencies as of August 29, 2009 and February 28, 2009. During the first six months of fiscal 2009, the Company recognized a pre-tax unrealized loss of approximately $0.1 million in the consolidated statement of earnings to reflect the decrease in the fair value of these securities. In the third quarter of fiscal 2008, the Company entered into an agreement (the “Agreement”) with the investment firm that sold the Company these securities. By entering into the Agreement, the Company (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime after the execution of the Agreement through July 2, 2012. The Company elected to measure the Put Option under the fair value option of SFAS No. 159 and recorded it as a long term investment. As of August 29, 2009, the fair value of the Put Option was approximately $1.9 million and during the first six months of fiscal 2009, the Company recorded pre-tax income of approximately $0.1 million to reflect the increase in its fair value. The recording of the change in fair value of the Put Option and these securities resulted in no net impact to the consolidated statement of earnings for the first six months of fiscal 2009. The Company anticipates that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material impact to the consolidated statement of earnings.

Because the Company intends to exercise its Put Option right as soon as practicably possible within one year, these securities of $41.2 million and the related Put Option of $1.9 million were classified as short term investment securities as of August 29, 2009.

During the six months ended August 29, 2009, approximately $27.2 million of auction rate securities were redeemed at par.

Other trading investment securities

The Company’s other trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $10.5 million and $6.4 million as of August 29, 2009 and February 28, 2009, respectively.

6) Property and Equipment

As of August 29, 2009 and February 28, 2009, included in property and equipment, net is accumulated depreciation and amortization of $1.1 billion.

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

Stock-based compensation expense for the three and six months ended August 29, 2009 was approximately $11.1 million ($6.7 million after tax or $0.03 per diluted share) and approximately $22.1 million ($13.4 million after tax or $0.05 per diluted share), respectively. Stock-based compensation expense for the three and six months ended August 30, 2008 was approximately $11.2 million ($7.0 million after tax or $0.03 per diluted share) and approximately $21.6 million ($13.5 million after tax or $0.05 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the six months ended August 29, 2009 and August 30, 2008 was approximately $0.6 million.

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

As of August 29, 2009, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $34.4 million and $113.3 million, respectively, which is expected to be recognized over a weighted average period of 3.0 years and 4.8 years, respectively.

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

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.  During the first quarter of fiscal 2009, the Company granted approximately 0.7 million stock options.  No stock options were granted during the second quarter of fiscal 2009.

	Six Months Ended
	August 29,	August 30,
Black-Scholes Valuation Assumptions (1)	2009	2008

Weighted Average Expected Life (in years) (2)	6.3	6.1
Weighted Average Expected Volatility (3)	40.39%	34.13%
Weighted Average Risk Free Interest Rates (4)	2.45%	3.17%
Expected Dividend Yield	—	—

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

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the six months ended August 29, 2009 were as follows:

		Weighted Average
(Shares in thousands)	Number of Stock Options	Exercise Price
Options outstanding, beginning of period	17,482	$32.41
Granted	733	28.33
Exercised	(2,658)	17.19
Forfeited or expired	(199)	31.70
Options outstanding, end of period	15,358	$34.86
Options exercisable, end of period	11,939	$34.79

The weighted average fair value for the stock options granted during the first six months of fiscal 2009 and 2008 was $12.33 and $12.95, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of August 29, 2009 was 3.5 years and $50.9 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of August 29, 2009 was 3.1 years and $40.7 million, respectively. The total intrinsic value for stock options exercised during the first six months of fiscal 2009 and 2008 was $39.8 million and $17.9 million, respectively.

Net cash proceeds from the exercise of stock options for the first six months of fiscal 2009 were $45.7 million and the associated income tax benefits were $1.8 million.

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

Changes in the Company’s restricted stock for the six months ended August 29, 2009 were as follows:

		Weighted Average
	Number of Restricted	Grant-Date Fair
(Shares in thousands)	Shares	Value
Unvested restricted stock, beginning of period	3,624	$35.79
Granted	1,439	28.48
Vested	(478)	36.49
Forfeited	(52)	33.33
Unvested restricted stock, end of period	4,533	$33.42

8) Shareholders’ Equity

Between December 2004 and September 2007, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $2.950 billion of its shares of common stock. The Company was authorized to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company also purchases shares of its common stock to cover employee related taxes withheld on vested restricted stock awards. In the first six months of fiscal 2009, the Company repurchased approximately 1.1 million shares of its common stock for a total cost of approximately $33.1 million, bringing the aggregate total of common stock repurchased to approximately 56.0 million shares for a total cost of approximately $2.1 billion since the initial authorization in December 2004.

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

Stock-based awards for the three and six months ended August 29, 2009 of approximately 12.6 million and 14.0 million shares, respectively, and for the three and six months ended August 30, 2008 of approximately 15.0 million and 15.1 million shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

10) Lines of Credit

At August 29, 2009, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of September 3, 2009 and February 26, 2010, respectively. Subsequent to the end of the second fiscal quarter of 2009, the expiration date on the line of credit that expired on September 3, 2009 was extended to September 3, 2010. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. As of August 29, 2009, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

11) Supplemental Cash Flow Information

The Company paid income taxes of $147.6 million and $136.1 million in the first six months of fiscal 2009 and 2008, respectively.

The Company recorded an accrual for capital expenditures of $6.6 million and $18.1 million as of August 29, 2009 and August 30, 2008, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a chain of retail stores, operating under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops (“CTS”), Harmon and Harmon Face Values (“Harmon”) and buybuy BABY. Through a joint venture, the Company also operates two stores in Mexico under the name “Home & More.” The Company sells a wide assortment of domestics merchandise and home furnishings, which include food, giftware, health and beauty care items and infant and toddler merchandise. The Company’s objective is to be a customer’s first choice for products and services in the categories offered, in the markets in which the Company operates.

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

The difficult conditions affecting the overall macroeconomic environment continued to impact the retail sector in general and the Company. The Company believes factors such as the increase in the unemployment rate and issues specific to the housing industry, including a decline in home values and home sales, have negatively impacted consumer confidence and the level of discretionary spending by consumers, resulting in an adverse impact on the Company’s net sales, net earnings and operating cash flows. The Company cannot predict whether, when or the manner in which these economic conditions will change.

In addition, a number of businesses in the retail industry have liquidated, including those within the Company’s sector of retailing. The Company believes that this industry consolidation will provide an opportunity to gain market share and to improve its competitive position over the long term; however, the Company cannot, with any level of certainty, estimate the impact these liquidations will have on its future results of operations.

In light of the risks posed by the current macroeconomic environment, the Company continues to systematically review all expenditures with the goal of prudently managing its business. At the same time, the Company remains committed to making the required investments in its infrastructure to help position the Company for continued success. The Company continues to scrutinize and prioritize its capital needs while continuing to make investments, principally for new stores, existing store improvements, information technology enhancements, and other projects whose impact is considered as important to its future.

The following represents an overview of the Company’s financial performance for the periods indicated:

•                  For the three and six months ended August 29, 2009, the Company’s net sales were $1.915 billion and $3.609 billion, respectively, an increase of approximately 3.3% and 3.1%, respectively, as compared to the three and six months ended August 30, 2008.

•                  Comparable store sales for the fiscal second quarter of 2009 decreased by approximately 0.6% as compared with a decrease of approximately 0.1% for the corresponding period last year.  For the six months ended August 29, 2009, comparable store sales decreased by approximately 1.1% as compared with an increase of approximately 0.3% for the six months ended August 30, 2008.

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

•                  Gross profit for the three months ended August 29, 2009 was $773.4 million or 40.4% of net sales compared with $739.3 million or 39.9% of net sales for the three months ended August 30, 2008. Gross profit for the six months ended August 29, 2009 was $1.440 billion or 39.9% of net sales compared with $1.395 billion or 39.8% of net sales for the six months ended August 30, 2008.

•                  Selling, general and administrative expenses (“SG&A”) for the three months ended August 29, 2009 were $551.4 million or 28.8% of net sales compared with $551.9 million or 29.8% of net sales for the three months ended August 30, 2008. SG&A for the six months ended August 29, 2009 were $1.076 billion or 29.8% of net sales compared with $1.089 billion or 31.1% of net sales for the six months ended August 30, 2008.

•                  The effective tax rate was 39.4% for the three and six months ended August 29, 2009, and 37.3% and 37.5% for the three and six months ended August 30, 2008, respectively.

•                  For the three and six months ended August 29, 2009, the Company’s net earnings per diluted share were $0.52 ($135.5 million) and $0.86 ($222.7 million), respectively, compared to net earnings per diluted share of $0.46 ($119.3 million) and $0.76 ($196.0 million) for the three and six months ended August 30, 2008, respectively.

Capital expenditures for the six months ended August 29, 2009 and August 30, 2008 were $67.6 million and $106.7 million, respectively.

Results of Operations

Net Sales

Net sales for the three months ended August 29, 2009 were $1.915 billion, an increase of $61.0 million or approximately 3.3% over net sales of $1.854 billion for the corresponding quarter last year. For the three months ended August 29, 2009, the increase in net sales was generated by the Company’s new store sales increase of 4.0% partially offset by the decrease in comparable store sales.

For the three months ended August 29, 2009, comparable store sales for 969 stores represented $1.820 billion of net sales and for the three months ended August 30, 2008, comparable store sales for 895 stores represented $1.742 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. The decrease in comparable store sales for the three months ended August 29, 2009 was approximately 0.6%, as compared with a decrease of approximately 0.1% for the comparable period last year. Net sales and comparable store sales continued to be negatively affected by the economic slowdown.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 44% and 56% of net sales, respectively, for the three months ended August 29, 2009 and approximately 45% and 55% of net sales, respectively, for the three months ended August 30, 2008.

For the six months ended August 29, 2009, net sales were $3.609 billion, an increase of $106.9 million or approximately 3.1% over net sales of $3.502 billion for the corresponding six months last year. For the six months ended August 29, 2009, the increase in net sales was generated by the Company’s new store sales increase of 4.1% partially offset by the decrease in comparable store sales.

For the six months ended August 29, 2009, comparable store sales for 943 stores represented $3.417 billion of net sales and for the six months ended August 30, 2008, comparable store sales for 876 stores represented $3.268 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. The decrease in comparable store sales for the fiscal first half of 2009 was 1.1%, as compared with an increase of approximately 0.3% for the comparable period last year. Net sales and comparable store sales were negatively affected by the economic slowdown, in general, and issues specific to the housing industry.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 43% and 57% of net sales, respectively, for the six months ended August 29, 2009 and approximately 44% and 56% of net sales, respectively, for the six months ended August 30, 2008.

Gross Profit

Gross profit for the three months ended August 29, 2009 was $773.4 million or 40.4% of net sales compared with $739.3 million or 39.9% of net sales for the three months ended August 30, 2008. The increase in gross profit as a percentage of net sales for the three months ended August 29, 2009 was primarily due to a decrease in inventory acquisition costs, partially offset by a shift in the mix of merchandise sold to lower margin categories, and relative increases in markdowns and coupon redemptions.

Gross profit for the six months ended August 29, 2009 was $1.440 billion or 39.9% of net sales compared with $1.395 billion or 39.8% of net sales for the six months ended August 30, 2008. Gross profit as a percentage of net sales was relatively flat primarily due to a decrease in inventory acquisition costs, offset by a shift in the mix of merchandise sold to lower margin categories, and relative increases in markdowns and coupon redemptions.

Selling, General and Administrative Expenses

SG&A for the three months ended August 29, 2009 was $551.4 million or 28.8% of net sales compared with $551.9 million or 29.8% of net sales for the three months ended August 30, 2008. SG&A for the six months ended August 29, 2009 was $1.076 billion or 29.8% of net sales compared with $1.089 billion or 31.1% of net sales for the six months ended August 30, 2008. The decreases in SG&A as a percentage of net sales for the three and six months ended August 29, 2009 compared to August 30, 2008 were primarily due to relative decreases in payroll expenses, relative decreases in advertising expenses due to a decrease in distribution of advertising pieces and relative decreases in other controllable expenses.

Operating Profit

Operating profit for the three months ended August 29, 2009 was $222.0 million or 11.6% of net sales compared to $187.4 million or 10.1% of net sales during the comparable period last year. For the six months ended August 29, 2009, operating profit was $364.3 million or 10.1% of net sales compared to $306.2 million or 8.7% of net sales during the first six months of fiscal 2008. The increases in operating profit as a percentage of net sales in both comparable periods reflects the relative decreases in SG&A as a percentage of net sales and the increases in the gross profit margin.

Interest Income

Interest income was $1.5 million and $3.2 million for the three and six months ended August 29, 2009, respectively, compared to $2.9 million and $7.5 million for the three and six months ended August 30, 2008. The decrease in interest income was primarily due to lower interest rates.

Income Taxes

The effective tax rate for the three months ended August 29, 2009 was 39.4% compared to 37.3% for the three months ended August 30, 2008. The tax rate for the three months ended August 29, 2009 included an approximate $1.4 million expense as compared to an approximate $0.4 million benefit for the three months ended August 30, 2008 due to the recognition of certain discrete tax items. The remaining increase in the 2009 effective tax rate was primarily due to slightly higher state taxes.

The effective tax rate for the six months ended August 29, 2009 was 39.4% compared to 37.5% for the six months ended August 30, 2008. The tax rate for the six months ended August 29, 2009 included an approximate $2.3 million expense as compared to an approximate $1.0 million benefit for the six months ended August 30, 2008 due to the recognition of certain discrete tax items. The remaining increase in the 2009 effective tax rate was primarily due to slightly higher state taxes.

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

Net Earnings

As a result of the factors described above, net earnings were $135.5 million for the second quarter of fiscal 2009 and $222.7 million for the fiscal first half of fiscal 2009, compared with $119.3 million and $196.0 million for the corresponding periods in fiscal 2008.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions.

As a result of this program, the Company operated 943 BBB stores, 53 CTS stores, 41 Harmon stores and 19 buybuy BABY stores at the end of the fiscal second quarter of 2009, compared with 903 BBB stores, 41 CTS stores, 40 Harmon stores and 10 buybuy BABY stores at the end of the corresponding quarter last year. At August 29, 2009, Company-wide total store square footage was approximately 32.5 million square feet. Since May 2008, the Company, through a joint venture, operates two stores in Mexico under the name “Home & More.”

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long-term objectives. During the fiscal second quarter of 2009, the Company opened nine BBB stores, including four additional stores in Canada, three buybuy BABY stores and one Harmon store and closed one BBB store.  For all of fiscal 2009, the Company expects to open approximately 35 new BBB stores throughout the United States and Canada, approximately seven new CTS stores, approximately 12 new buybuy BABY stores and approximately four new Harmon stores. The continued growth of the Company is dependent, in large part, upon the Company’s ability to execute its expansion program successfully. The Company currently has no outstanding bank borrowings and, for fiscal 2009, expects its operations to be entirely funded from internally generated sources.

Liquidity and Capital Resources

Fiscal 2009 compared to Fiscal 2008

The Company has been able to finance its operations, including its expansion program, through internally generated funds. Net cash provided by operating activities for the six months ended August 29, 2009 was $392.4 million as compared with $168.0 million in the corresponding period of fiscal 2008. Year over year, the Company experienced a decrease in cash used for the net components of working capital (primarily accounts payable, merchandise inventories,  accrued expenses and income taxes payable) and an increase in net earnings.

Inventory per square foot was $53.97 as of August 29, 2009, a decrease of approximately 8.2% from $58.81 as of August 30, 2008. The Company continues to focus on optimizing inventory productivity while maintaining appropriate in-store merchandise levels to support sales.

Net cash used in investing activities for the six months ended August 29, 2009 was $40.4 million as compared with $80.1 million in the corresponding period of fiscal 2008. The $39.7 million decrease in net cash used in investing activities is primarily due to a $39.1 million decrease in capital expenditures and a $4.7 million investment in the Company’s unconsolidated joint venture in the prior fiscal year, partially offset by a $4.1 million decrease in redemptions of investment securities. Capital expenditures for fiscal 2009, principally for new stores, existing store improvements, and information technology enhancements, are planned to be approximately $250.0 million.

Net cash provided by financing activities for the six months ended August 29, 2009 was $15.4 million as compared with $23.5 million of net cash used in financing activities in the corresponding period of fiscal 2008. The increase in net cash provided was primarily attributable to a $32.9 million increase in cash proceeds from the exercise of stock options and a $7.6 million decrease in common stock repurchases.

Auction Rate Securities

As of August 29, 2009, the Company held approximately $189.7 million of net investments in auction rate securities. Beginning in mid-February 2008, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies and the Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities.

During the third quarter of fiscal 2008, the Company entered into an agreement with the investment firm that sold the Company a portion of its auction rate securities to redeem at par approximately $43.1 million of these securities. This agreement provides for, among other things, the option to redeem these securities at par anytime during the period from June 30, 2010 through July 2, 2012. As of August 29, 2009, the fair value of this option was $1.9 million. Because the Company intends to exercise its right to redeem these securities as soon as practicably possible within one year, the fair value of these securities of $41.2 million and the related option of $1.9 million were classified as short term investment securities as of August 29, 2009.

During the six months ended August 29, 2009, the Company recorded an unrealized loss of approximately $0.1 million related to these securities and also recorded $0.1 million of pre-tax income to reflect the increase in fair value of the option to redeem these securities at par value. This resulted in no impact on the Company’s net earnings. The Company anticipates that any future changes in the fair value of the related auction rate securities will be offset by the changes in the fair value of the option with no material impact to the Company’s net earnings.

The remainder of approximately $148.9 million of these securities at par had a temporary valuation adjustment of approximately $2.3 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings for the six months ended August 29, 2009.

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

During the six months ended August 29, 2009, approximately $27.2 million of auction rate securities were redeemed at par.

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

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  FSP SFAS 132(R)-1 amends Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88 and 106.”  FSP SFAS 132(R)-1 requires more detailed disclosures about the assets of a defined benefit pension or other postretirement plan. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Company does not believe FSP SFAS 132(R)-1 will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting.” This FSP requires the annual disclosures about the fair value of financial instruments required by SFAS No. 107 to be presented in interim financial statements. The Company adopted FSP SFAS 107-1 and APB 28-1 during the second quarter of fiscal 2009. The adoption of FSP SFAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements (See “Fair Value Measurements,” Note 3).

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which modifies the recognition requirements for other-than-temporary impairments of debt securities and enhances existing disclosures with respect to other-than-temporary impairments of debt and equity securities. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted FSP SFAS 115-2 and SFAS 124-2 during the second quarter of fiscal 2009. The adoption of FSP SFAS 115-2 and SFAS 124-2 did not have a material impact on the Company’s consolidated financial statements (See “Investment Securities,” Note 5).

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance for determining fair value when there is no active market or where the price inputs being used represent distressed sales, and also amends the interim and annual disclosure requirements of SFAS No. 157, “Fair Value Measurements.” The Company adopted FSP SFAS 157-4 during the second quarter of fiscal 2009. The adoption of FSP SFAS 157-4 did not have a material impact on the Company’s consolidated financial statements (See “Fair Value Measurements,” Note 3).

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue or were issued. The Company adopted SFAS No. 165 during the second quarter of fiscal 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements (See “Basis of Presentation,” Note 1).

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162,” which established the FASB Accounting Standards Codification (“Codification”) as the exclusive source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC are also considered sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards, however it does not change current GAAP.  SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not believe SFAS No. 168 will have a material impact on its consolidated financial statements.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 (“2008 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the first half of fiscal 2009.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at August 29, 2009 are similar to those disclosed in Item 7a of the Company’s 2008 Form 10-K.

Item 4.  Controls and Procedures

(a)    Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of August 29, 2009 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of fiscal 2009 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share	or Programs (1)	Programs (1) (2)
May 31, 2009 - June 27, 2009	5,800	$28.56	5,800	$905,873,183
June 28, 2009 - July 25, 2009	321,400	$31.54	321,400	$895,736,185
July 26, 2009 - August 29, 2009	273,800	$35.23	273,800	$886,089,232
Total	601,000	$33.19	601,000	$886,089,232

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

BED BATH & BEYOND INC.
(Registrant)

Date: October 7, 2009	By:	/s/ Eugene A. Castagna
Eugene A. Castagna
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1*

Form of Amendment to Employment Agreement of Steven H. Temares, Eugene A. Castagna, Matthew Fiorilli and Arthur Stark, dated May, 2007 in the case of Messrs. Temares, Fiorilli and Stark, and July, 2007 in the case of Mr. Castagna.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* This is a management contract or compensatory plan or arrangement.

** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.