Form 10-Q
period 2009-11-28
BED BATH & BEYOND INC
filed 2010-01-06
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended November 28, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 28, 2009
Common Stock - $0.01 par value	262,004,495

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	November 28,	February 28,
	2009	2009

Assets
Current assets:
Cash and cash equivalents	$854,641	$668,209
Short term investment securities	162,934	2,000
Merchandise inventories	1,954,995	1,642,339
Other current assets	353,419	250,251

Total current assets	3,325,989	2,562,799

Long term investment securities	152,248	221,134
Property and equipment, net	1,118,272	1,148,435
Other assets	331,257	336,475

Total assets	$4,927,766	$4,268,843

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$718,921	$514,734
Accrued expenses and other current liabilities	281,494	247,508
Merchandise credit and gift card liabilities	162,882	165,621
Current income taxes payable	24,216	25,105

Total current liabilities	1,187,513	952,968

Deferred rent and other liabilities	238,660	227,209
Income taxes payable	103,160	88,212

Total liabilities	1,529,333	1,268,389

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued 318,953 and 314,678 shares, respectively; outstanding 262,004 and 259,701 shares, respectively	3,190	3,147
Additional paid-in capital	963,180	878,568
Retained earnings	4,528,912	4,154,921
Treasury stock, at cost; 56,949 and 54,977 shares, respectively	(2,098,275)	(2,031,642)
Accumulated other comprehensive income (loss)	1,426	(4,540)

Total shareholders’ equity	3,398,433	3,000,454

Total liabilities and shareholders’ equity	$4,927,766	$4,268,843

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 28,	November 29,	November 28,	November 29,
	2009	2008	2009	2008

Net sales	$1,975,465	$1,782,683	$5,584,714	$5,285,066

Cost of sales	1,163,053	1,089,826	3,332,091	3,196,888

Gross profit	812,412	692,857	2,252,623	2,088,178

Selling, general and administrative expenses	566,801	556,483	1,642,677	1,645,564

Operating profit	245,611	136,374	609,946	442,614

Interest income	737	1,396	3,980	8,872

Earnings before provision for income taxes	246,348	137,770	613,926	451,486

Provision for income taxes	95,060	50,070	239,935	167,741

Net earnings	$151,288	$87,700	$373,991	$283,745

Net earnings per share - Basic	$0.59	$0.34	$1.45	$1.11
Net earnings per share - Diluted	$0.58	$0.34	$1.44	$1.10

Weighted average shares outstanding - Basic	258,074	256,150	257,610	256,503
Weighted average shares outstanding - Diluted	260,913	258,174	259,872	258,805

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	November 28,	November 29,
	2009	2008

Cash Flows from Operating Activities:
Net earnings	$373,991	$283,745
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	137,034	130,744
Stock-based compensation	32,809	32,352
Tax benefit from stock-based compensation	(1,805)	(890)
Deferred income taxes	(16,206)	(23,709)
Other	(147)	311
(Increase) decrease in assets:
Merchandise inventories	(312,656)	(303,500)
Trading investment securities	(4,998)	(62)
Other current assets	(83,633)	(69,322)
Other assets	377	(869)
Increase (decrease) in liabilities:
Accounts payable	206,883	62,914
Accrued expenses and other current liabilities	37,363	7,462
Merchandise credit and gift card liabilities	(2,739)	(5,415)
Income taxes payable	10,607	(20,208)
Deferred rent and other liabilities	15,216	13,476
Net cash provided by operating activities	392,096	107,029
Cash Flows from Investing Activities:
Redemption of available-for-sale investment securities	33,320	95,250
Purchase of held-to-maturity investment securities	(119,950)	—
Capital expenditures	(108,619)	(162,986)
Investment in unconsolidated joint venture, including fees	—	(4,782)
Net cash used in investing activities	(195,249)	(72,518)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	53,190	16,172
Excess tax benefit from stock-based compensation	3,028	3,622
Repurchase of common stock, including fees	(66,633)	(45,033)
Net cash used in financing activities	(10,415)	(25,239)
Net increase in cash and cash equivalents	186,432	9,272
Cash and cash equivalents:
Beginning of period	668,209	224,084
End of period	$854,641	$233,356

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of November 28, 2009 and February 28, 2009 and the results of its operations for the three and nine months ended November 28, 2009 and November 29, 2008, respectively, and its cash flows for the nine months ended November 28, 2009 and November 29, 2008, respectively.

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

The Company has evaluated subsequent events through January 6, 2010, the filing date of this Form 10-Q with the Securities and Exchange Commission (“SEC”).

2) Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance which established the FASB Accounting Standards Codification (“ASC” or “Codification”) as the exclusive source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC are also considered sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards, however it does not change current GAAP. The Codification is effective for all financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, the Company has reflected all necessary changes in this filing.

In December 2008, the FASB issued updated accounting guidance related to retirement benefits which requires more detailed disclosures about the assets of a defined benefit pension or other postretirement plan. This guidance is effective for fiscal years ending after December 15, 2009. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

3) Fair Value Measurements

The Company adopted the accounting guidance related to fair value measurements and disclosures for financial assets and liabilities on March 2, 2008 and for non-financial assets and liabilities on March 1, 2009. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of this guidance for financial and non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. “the exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. The guidance also established a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

As of November 28, 2009, the Company’s financial assets utilizing Level 1 inputs include long term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included short term and long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds and securities collateralized by student loans, and a related put option (See “Investment Securities,” Note 5).

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the Company’s degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or liability must be classified in its entirety based on the lowest level of input that is significant to the measurement of fair value.

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

The following table presents the valuation of the Company’s financial assets as of November 28, 2009 measured at fair value on a recurring basis by input level:

	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 3)	Total
Short term - trading securities:
Auction rate securities	$—	$40.7	$40.7
Short term - put option	—	2.3	2.3
Long term - available-for-sale securities:
Auction rate securities	—	140.7	140.7
Long term - trading securities:
Nonqualified deferred compensation plan assets	11.5	—	11.5
Total	$11.5	$183.7	$195.2

The following table presents the changes in the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Auction Rate Securities	Put Option	Total Significant Unobservable Inputs (Level 3)
Balance on February 28, 2009, net of temporary valuation adjustment	$212.8	$1.8	$214.6
Change in temporary valuation adjustment included in accumulated other comprehensive income (loss)	0.4	—	0.4
Unrealized loss included in earnings (1)	(0.5)	—	(0.5)
Change in valuation of Put Option	—	0.5	0.5
Redemptions at par	(31.3)	—	(31.3)
Balance on November 28, 2009, net of temporary valuation adjustment	$181.4	$2.3	$183.7

(1) Represents the amount of total losses for the period included in earnings relating to assets still held on November 28, 2009.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable and certain other liabilities. The Company’s investment securities consist primarily of auction rate securities, which are stated at their approximate fair value, and U.S. Treasury securities, which are stated at amortized cost. The book value of all financial instruments is representative of their fair values.

4) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $144.8 million and $51.8 million as of November 28, 2009 and February 28, 2009, respectively.

5) Investment Securities

The Company’s investment securities as of November 28, 2009 and February 28, 2009 are as follows:

(in millions)	November 28, 2009	February 28, 2009
Available-for-sale securities:
Short term	$—	$2.0
Long term	140.7	171.4

Trading securities:
Short term	40.7	—
Long term	11.5	47.8

Held-to-maturity securities:
Short term	119.9	—
Long term	0.1	0.1

Put option:
Short term	2.3	—
Long term	—	1.8

Total investment securities	$315.2	$223.1

Auction Rate Securities

As of November 28, 2009 and February 28, 2009, the Company’s available-for-sale investment securities represented approximately $142.9 million and approximately $176.0 million par value of auction rate securities, respectively, less temporary valuation adjustments of approximately $2.2 million and $2.6 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive income (loss), net of a related tax benefit, and did not affect the Company’s earnings. These securities at par are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200%. All of these available-for-sale investments carried triple-A credit ratings from one or more of the major credit rating agencies as of November 28, 2009 and February 28, 2009, and none of them are mortgage-backed debt obligations. The Company believes that the unrealized losses are temporary and reflect the investments’ current lack of liquidity. As of November 28, 2009 and February 28, 2009, the Company’s available-for-sale investments have been in a continuous unrealized loss position for 12 months or more. Due to their lack of liquidity, the Company classified $140.7 million and $171.4 million of these investments as long term investment securities at November 28, 2009 and February 28, 2009, respectively.

As of November 28, 2009 and February 28, 2009, the Company’s trading investment securities included approximately $40.7 million at fair value ($43.0 million at par) and $41.4 million at fair value ($43.2 million at par), respectively, of auction rate securities which are invested in securities collateralized by student loans. As of November 28, 2009 and February 28, 2009, these securities were more than 100% collateralized with approximately 90% of such collateral in the aggregate being guaranteed by the United States government. All of these trading investment securities also carried triple-A ratings from one or more of the major credit rating agencies as of November 28, 2009 and February 28, 2009. During the first nine months of fiscal 2009, the Company recognized a pre-tax unrealized loss of approximately $0.5 million in the consolidated statement of earnings to reflect the decrease in the fair value of these securities. In the third quarter of fiscal 2008, the Company entered into an agreement (the “Agreement”) with the investment firm that sold the Company these securities. By entering into the Agreement, the Company (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime after the execution of the Agreement through July 2, 2012. The Company elected to measure the Put Option at fair value and recorded it as a long term investment. As of November 28, 2009, the fair value of the Put Option was approximately $2.3 million and during the first nine months of fiscal 2009, the Company recorded pre-tax income of approximately $0.5 million to reflect the increase in its fair value. The recording of the change in fair value of the Put Option and these securities resulted in no net impact to the consolidated statement of earnings for the first nine months of fiscal 2009. The Company anticipates that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material impact to the consolidated statement of earnings.

Because the Company intends to exercise its Put Option right as soon as practicably possible within one year, these securities of $40.7 million and the related Put Option of $2.3 million were classified as short term investment securities as of November 28, 2009.

During the nine months ended November 28, 2009, approximately $33.3 million of auction rate securities were redeemed at par.

U.S. Treasury Securities

As of November 28, 2009, the Company’s short term held-to-maturity securities included $119.9 million of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value.

Other trading investment securities

The Company’s other trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $11.5 million and $6.4 million as of November 28, 2009 and February 28, 2009, respectively.

6) Property and Equipment

As of November 28, 2009 and February 28, 2009, included in property and equipment, net is accumulated depreciation and amortization of $1.2 billion and $1.1 billion, respectively.

7) Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options. The Company’s restricted stock awards are considered nonvested share awards.

Stock-based compensation expense for the three and nine months ended November 28, 2009 was approximately $10.7 million ($6.6 million after tax or $0.03 per diluted share) and approximately $32.8 million ($20.0 million after tax or $0.08 per diluted share), respectively. Stock-based compensation expense for the three and nine months ended November 29, 2008 was approximately $10.7 million ($6.8 million after tax or $0.03 per diluted share) and approximately $32.4 million ($20.3 million after tax or $0.08 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the nine months ended November 28, 2009 and November 29, 2008 was approximately $0.9 million.

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

As of November 28, 2009, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $30.2 million and $104.8 million, respectively, which is expected to be recognized over a weighted average period of 2.8 years and 4.6 years, respectively.

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

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. During the first quarter of fiscal 2009, the Company granted approximately 0.7 million stock options. No stock options were granted during the second or third quarters of fiscal 2009.

	Nine Months Ended
Black-Scholes Valuation Assumptions (1)	November 28, 2009	November 29, 2008

Weighted Average Expected Life (in years) (2)	6.3	6.1
Weighted Average Expected Volatility (3)	40.39%	34.13%
Weighted Average Risk Free Interest Rates (4)	2.45%	3.17%
Expected Dividend Yield	—	—

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

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the nine months ended November 28, 2009 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	17,482	$32.41
Granted	733	28.33
Exercised	(2,907)	18.30
Forfeited or expired	(241)	32.91
Options outstanding, end of period	15,067	$34.93
Options exercisable, end of period	11,698	$34.90

The weighted average fair value for the stock options granted during the first nine months of fiscal 2009 and 2008 was $12.33 and $12.95, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of November 28, 2009 was 3.3 years and $47.8 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of November 28, 2009 was 2.8 years and $38.0 million, respectively. The total intrinsic value for stock options exercised during the first nine months of fiscal 2009 and 2008 was $42.0 million and $19.8 million, respectively.

Net cash proceeds from the exercise of stock options for the first nine months of fiscal 2009 were $53.2 million and the associated income tax benefits were $1.2 million.

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

Changes in the Company’s restricted stock for the nine months ended November 28, 2009 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	3,624	$35.79
Granted	1,481	28.73
Vested	(520)	36.25
Forfeited	(114)	33.45
Unvested restricted stock, end of period	4,471	$33.46

8) Shareholders’ Equity

Between December 2004 and September 2007, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $2.950 billion of its shares of common stock. The Company was authorized to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company also purchases shares of its common stock to cover employee related taxes withheld on vested restricted stock awards. In the first nine months of fiscal 2009, the Company repurchased approximately 2.0 million shares of its common stock for a total cost of approximately $66.6 million, bringing the aggregate total of common stock repurchased to approximately 56.9 million shares for a total cost of approximately $2.1 billion since the initial authorization in December 2004.

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

Stock-based awards for the three and nine months ended November 28, 2009 of approximately 8.4 million and 12.1 million shares, respectively, and for the three and nine months ended November 29, 2008 of approximately 15.5 million and 15.2 million shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

10) Lines of Credit

At November 28, 2009, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of February 26, 2010 and September 3, 2010, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. As of November 28, 2009, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

11) Supplemental Cash Flow Information

The Company paid income taxes of $246.1 million and $214.4 million in the first nine months of fiscal 2009 and 2008, respectively.

The Company recorded an accrual for capital expenditures of $18.9 million and $16.3 million as of November 28, 2009 and November 29, 2008, respectively.

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

Operating in the highly competitive retail industry, the Company, along with other retail companies, is influenced by a number of factors including, but not limited to, general economic conditions including the housing market, the overall macroeconomic environment and related changes in the retailing environment, consumer preferences and spending habits, unusual weather patterns, competition from existing and potential competitors, and the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program.

The difficult conditions affecting the overall macroeconomic environment continued to impact the retail sector in general. The Company believes that the uncertainty in the macroeconomic environment and factors such as the increase in the unemployment rate and issues specific to the housing industry, including a decline in home values, have negatively impacted consumer confidence and the level of discretionary spending by consumers. The Company cannot predict whether, when or the manner in which these economic conditions will change.

In light of the risks posed by the current macroeconomic environment, the Company continues to systematically review all expenditures with the goal of prudently managing its business. At the same time, the Company remains committed to making the required investments in its infrastructure to help position the Company for continued success. The Company continues to review and prioritize its capital needs while continuing to make investments, principally for new stores, existing store improvements, information technology enhancements, and other projects whose impact is considered as important to its future.

For the three months ended November 28, 2009, the Company experienced an approximate 7.3% increase in comparable store sales.  This compares with an approximate 5.6% decrease in comparable store sales for the three months ended November 29, 2008, which was negatively impacted by challenging economic conditions as well as the liquidation sales of a number of businesses in the retail industry, including a then major competitor. The Company continues to believe that this industry consolidation provides an opportunity to gain market share and to improve its competitive position over the long term; however, the Company cannot, with any level of certainty, estimate the impact these liquidations have had or will have on its results of operations.

The following represents an overview of the Company’s financial performance for the periods indicated:

•      For the three and nine months ended November 28, 2009, the Company’s net sales were $1.975 billion and $5.585 billion, respectively, an increase of approximately 10.8% and 5.7%, respectively, as compared to the three and nine months ended November 29, 2008.

•      Comparable store sales for the fiscal third quarter of 2009 increased by approximately 7.3% as compared with a decrease of approximately 5.6% for the corresponding period last year. For the nine months ended November 28, 2009, comparable store sales increased by approximately 1.7% as compared with a decrease of approximately 1.7% for the nine months ended November 29, 2008.

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

•      Gross profit for the three months ended November 28, 2009 was $812.4 million, or 41.1% of net sales, compared with $692.9 million, or 38.9% of net sales, for the three months ended November 29, 2008. Gross profit for the nine months ended November 28, 2009 was $2.253 billion, or 40.3% of net sales, compared with $2.088 billion, or 39.5% of net sales, for the nine months ended November 29, 2008.

•      Selling, general and administrative expenses (“SG&A”) for the three months ended November 28, 2009 were $566.8 million, or 28.7% of net sales, compared with $556.5 million, or 31.2% of net sales, for the three months ended November 29, 2008. SG&A for the nine months ended November 28, 2009 were $1.643 billion, or 29.4% of net sales, compared with $1.646 billion, or 31.1% of net sales, for the nine months ended November 29, 2008.

•      The effective tax rate was 38.6% and 39.1% for the three and nine months ended November 28, 2009, and 36.3% and 37.2% for the three and nine months ended November 29, 2008, respectively.

•      For the three and nine months ended November 28, 2009, the Company’s net earnings per diluted share were $0.58 ($151.3 million) and $1.44 ($374.0 million), respectively, compared to net earnings per diluted share of $0.34 ($87.7 million) and $1.10 ($283.7 million) for the three and nine months ended November 29, 2008, respectively.

Capital expenditures for the nine months ended November 28, 2009 and November 29, 2008 were $108.6 million and $163.0 million, respectively.

Results of Operations

Net Sales

Net sales for the three months ended November 28, 2009 were $1.975 billion, an increase of $192.8 million or approximately 10.8% over net sales of $1.783 billion for the corresponding quarter last year. For the three months ended November 28, 2009, approximately 66.3% of the increase in net sales was attributable to the increase in comparable store sales and the balance of the increase was primarily attributable to an increase in the Company’s new store sales.

For the three months ended November 28, 2009, comparable store sales for 977 stores represented $1.877 billion of net sales and for the three months ended November 29, 2008, comparable store sales for 905 stores represented $1.661 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. The increase in comparable store sales for the three months ended November 28, 2009 was approximately 7.3%, as compared with a decrease of approximately 5.6% for the comparable period last year. Net sales and comparable store sales for the three months ended November 29, 2008 were negatively impacted by challenging economic conditions as well as the liquidation sales of a number of retailers, including a then major competitor.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 42% and 58% of net sales, respectively, for the three months ended November 28, 2009 and approximately 43% and 57% of net sales, respectively, for the three months ended November 29, 2008.

For the nine months ended November 28, 2009, net sales were $5.585 billion, an increase of $299.6 million or approximately 5.7% over net sales of $5.285 billion for the corresponding nine months last year. For the nine months ended November 28, 2009, approximately 69.7% of the increase in net sales was primarily attributable to an increase in the Company’s new store sales and the balance of the increase was attributable to the increase in comparable store sales.

For the nine months ended November 28, 2009, comparable store sales for 942 stores represented $5.294 billion of net sales and for the nine months ended November 29, 2008, comparable store sales for 875 stores represented $4.929 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. The increase in comparable store sales for the nine months ended November 28, 2009 was 1.7%, as compared with a decrease of approximately 1.7% for the comparable period last year. Net sales and comparable store sales for the nine months ended November 29, 2008 were negatively impacted by challenging economic conditions as well as the liquidation sales of a number of retailers, including a then major competitor.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 43% and 57% of net sales, respectively, for the nine months ended November 28, 2009 and approximately 44% and 56% of net sales, respectively, for the nine months ended November 29, 2008.

Gross Profit

Gross profit for the three months ended November 28, 2009 was $812.4 million, or 41.1% of net sales, compared with $692.9 million, or 38.9% of net sales, for the three months ended November 29, 2008. The increase in gross profit as a percentage of net sales for the three months ended November 28, 2009 was primarily due to relative decreases in inventory acquisition costs and coupon redemptions as a percentage of sales, partially offset by a shift in the mix of merchandise sold to lower margin categories.

Gross profit for the nine months ended November 28, 2009 was $2.253 billion, or 40.3% of net sales, compared with $2.088 billion, or 39.5% of net sales, for the nine months ended November 29, 2008. The increase in gross profit as a percentage of net sales was primarily due to a relative decrease in inventory acquisition costs partially offset by a shift in the mix of merchandise sold to lower margin categories.

Selling, General and Administrative Expenses

SG&A for the three months ended November 28, 2009 was $566.8 million, or 28.7% of net sales, compared with $556.5 million, or 31.2% of net sales, for the three months ended November 29, 2008. The decrease in SG&A as a percentage of net sales for the three months ended November 28, 2009 was primarily due to relative decreases in advertising expenses resulting from a decrease in the distribution of advertising pieces, as well as relative decreases in payroll expenses. Also contributing to the decrease was the 7.3% increase in comparable store sales, resulting in relative decreases in fixed costs such as occupancy (including rent and utilities).

SG&A for the nine months ended November 28, 2009 was $1.643 billion, or 29.4% of net sales, compared with $1.646 billion, or 31.1% of net sales, for the nine months ended November 29, 2008. The decrease in SG&A as a percentage of net sales for the nine months ended November 28, 2009 was primarily due to a relative decrease in advertising expenses resulting from a decrease in the distribution of advertising pieces. Also contributing to the decrease were relative decreases in payroll expenses, occupancy costs (including utilities and rent) and other controllable expenses (including store supplies and travel).

Operating Profit

Operating profit for the three months ended November 28, 2009 was $245.6 million, or 12.4% of net sales, compared to $136.4 million, or 7.6% of net sales, during the comparable period last year. For the nine months ended November 28, 2009, operating profit was $609.9 million, or 10.9% of net sales, compared to $442.6 million, or 8.4% of net sales, during the first nine months of fiscal 2008. The increases in operating profit as a percentage of net sales in both comparable periods reflects the increases in the gross profit margin and relative decreases in SG&A as a percentage of net sales as a result of the factors described above.

Interest Income

Interest income was $0.7 million and $1.4 million for the three months ended November 28, 2009 and November 29, 2008, respectively. Interest income was $4.0 million and $8.9 million for the nine months ended November 28, 2009 and November 29, 2008, respectively. The decreases in interest income in both comparable periods were primarily due to lower interest rates partially offset by an increase in the fair value of the trading investment securities related to the Company’s nonqualified deferred compensation plan.

Income Taxes

The effective tax rate for the three months ended November 28, 2009 was 38.6% compared to 36.3% for the three months ended November 29, 2008. The tax rate for the three months ended November 28, 2009 and November 29, 2008 included an approximate $0.4 million benefit and an approximate $1.6 million benefit, respectively, due to the recognition of certain discrete tax items. The remaining increase in the 2009 effective tax rate was primarily due to slightly higher state taxes.

The effective tax rate for the nine months ended November 28, 2009 was 39.1% compared to 37.2% for the nine months ended November 29, 2008. The tax rate for the nine months ended November 28, 2009 included an approximate $1.9 million expense as compared to an approximate $2.6 million benefit for the nine months ended November 29, 2008 due to the recognition of certain discrete tax items. The remaining increase in the 2009 effective tax rate was primarily due to slightly higher state taxes.

The Company expects continued volatility in the effective tax rate from quarter to quarter because the Company is required each quarter to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net Earnings

As a result of the factors described above, net earnings were $151.3 million for the third quarter of fiscal 2009 and $374.0 million for the fiscal nine months of 2009, compared with $87.7 million and $283.7 million for the corresponding periods in fiscal 2008.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions.

As a result of this program, the Company operated 958 BBB stores, 57 CTS stores, 42 Harmon stores and 26 buybuy BABY stores at the end of the fiscal third quarter of 2009, compared with 921 BBB stores, 48 CTS stores, 41 Harmon stores and 11 buybuy BABY stores at the end of the corresponding quarter last year. At November 28, 2009, Company-wide total store square footage was approximately 33.4 million square feet. Since May 2008, the Company, through a joint venture, operates two stores in Mexico under the name “Home & More.”

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long-term objectives. During the fiscal third quarter of 2009, the Company opened 16 BBB stores, including four additional stores in Canada, four CTS stores, seven buybuy BABY stores and one Harmon store and closed one BBB store. For all of fiscal 2009, the Company expects to open approximately 38 new BBB stores throughout the United States and Canada, approximately eight new CTS stores, approximately 13 new buybuy BABY stores and approximately five new Harmon stores. The continued growth of the Company is dependent, in large part, upon the Company’s ability to execute its expansion program successfully.

Liquidity and Capital Resources

Fiscal 2009 compared to Fiscal 2008

The Company has been able to finance its operations, including its expansion program, through internally generated funds. Net cash provided by operating activities for the nine months ended November 28, 2009 was $392.1 million as compared with $107.0 million in the corresponding period of fiscal 2008. Year over year, the Company experienced a decrease in cash used for the net components of working capital, primarily accounts payable, and an increase in net earnings.

Inventory per square foot was $58.61 as of November 28, 2009, a decrease of approximately 3.7% from $60.85 as of November 29, 2008. The Company continues to focus on optimizing inventory productivity while maintaining appropriate in-store merchandise levels to support sales.

Net cash used in investing activities for the nine months ended November 28, 2009 was $195.2 million as compared with $72.5 million in the corresponding period of fiscal 2008. The $122.7 million increase in net cash used in investing activities was primarily due to $119.9 million of purchases of held-to-maturity investment securities in the current year.

Capital expenditures for fiscal 2009, principally for new stores, existing store improvements, information technology enhancements and other projects, are planned to be approximately $200 million, which remains subject to the timing of projects.

Net cash used in financing activities for the nine months ended November 28, 2009 was $10.4 million as compared with $25.2 million in the corresponding period of fiscal 2008. The decrease in net cash used in financing activities was primarily attributable to a $37.0 million increase in cash proceeds from the exercise of stock options, partially offset by a $21.6 million increase in common stock repurchases.

Auction Rate Securities

As of November 28, 2009, the Company held approximately $183.7 million of net investments in auction rate securities. Beginning in mid-February 2008, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies and the Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities.

During the third quarter of fiscal 2008, the Company entered into an agreement with the investment firm that sold the Company a portion of its auction rate securities to redeem at par approximately $43.0 million of these securities. This agreement provides for, among other things, the option to redeem these securities at par anytime during the period from June 30, 2010 through July 2, 2012. As of November 28, 2009, the fair value of this option was $2.3 million. Because the Company intends to exercise its right to redeem these securities as soon as practicably possible within one year, the fair value of these securities of $40.7 million and the related option of $2.3 million were classified as short term investment securities as of November 28, 2009.

During the nine months ended November 28, 2009, the Company recorded an unrealized loss of approximately $0.5 million related to these securities and also recorded $0.5 million of pre-tax income to reflect the increase in fair value of the option to redeem these securities at par value. This resulted in no impact on the Company’s net earnings. The Company anticipates that any future changes in the fair value of the related auction rate securities will be offset by the changes in the fair value of the option with no material impact to the Company’s net earnings.

The remainder of approximately $142.9 million of these securities at par had a temporary valuation adjustment of approximately $2.2 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive income (loss), net of a related tax benefit, and did not affect the Company’s net earnings for the nine months ended November 28, 2009.

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

During the nine months ended November 28, 2009, approximately $33.3 million of auction rate securities were redeemed at par.

Seasonality

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in August, November and December, and generally lower in February and October.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance which established the FASB Accounting Standards Codification (“ASC” or “Codification”) as the exclusive source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) are also considered sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards, however it does not change current GAAP. The Codification is effective for all financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, the Company has reflected all necessary changes in this filing.

In December 2008, the FASB issued updated accounting guidance related to retirement benefits which requires more detailed disclosures about the assets of a defined benefit pension or other postretirement plan. This guidance is effective for fiscal years ending after December 15, 2009. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 (“2008 Form 10-K”), filed with the SEC and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the first nine months of fiscal 2009.

Forward-Looking Statements

This Form 10-Q may contain forward-looking statements. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, estimate, assume, continue, project, plan, and similar words and phrases. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors that may be outside the Company’s control. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment, consumer preferences and spending habits; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; unusual weather patterns; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the cost of labor, merchandise and other costs and expenses; the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program; the impact of failed auctions for auction rate securities held by the Company; and matters arising out of or related to the Company’s stock option grants and procedures and related matters, including any tax implications relating to the Company’s stock option grants. The Company does not undertake any obligation to update its forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at November 28, 2009 are similar to those disclosed in Item 7a of the Company’s 2008 Form 10-K.

Item 4.  Controls and Procedures

(a)    Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of November 28, 2009 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of fiscal 2009 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
August 30, 2009 - September 26, 2009	31,500	$36.93	31,500	$884,925,789
September 27, 2009 - October 24, 2009	331,500	$36.80	331,500	$872,728,076
October 25, 2009 - November 28, 2009	549,000	$36.78	549,000	$852,538,259
Total	912,000	$36.79	912,000	$852,538,259

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

BED BATH & BEYOND INC.
(Registrant)

Date: January 6, 2010	By:	/s/ Eugene A. Castagna
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