Form 10-K
period 2010-02-27
BED BATH & BEYOND INC
filed 2010-04-27
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended February 27, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 29, 2009, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the NASDAQ National Market) was $9,193,094,656.*

The number of shares outstanding of the issuer’s common stock (par value $0.01 per share) at March 27, 2010: 263,260,391.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for the 2010 Annual Meeting of Shareholders pursuant to Regulation 14A are incorporated by reference in Part III hereof.

*

For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 15,160,275 shares beneficially owned by directors and executive officers, including in the case of the Co-Chairmen trusts and foundations affiliated with them. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

PART I

Unless otherwise indicated, the term “Company” refers collectively to Bed Bath & Beyond Inc. and subsidiaries as of February 27, 2010. The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2009, 2008, and 2007 represented 52 weeks and ended on February 27, 2010, February 28, 2009, and March 1, 2008, respectively. Unless otherwise indicated, all references herein to periods of time (e.g., quarters and years) are to fiscal periods.

ITEM 1 - BUSINESS

Introduction

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a chain of retail stores, operating under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops (“CTS”), Harmon and Harmon Face Values (“Harmon”) and buybuy BABY. In addition, the Company is a partner in a joint venture which operates two stores in the Mexico City market under the name “Home & More.” The Company sells a wide assortment of domestics merchandise and home furnishings, which include food, giftware, health and beauty care items and infant and toddler merchandise. The Company believes that it is the nation’s largest operator of stores selling predominantly domestics merchandise and home furnishings while offering a breadth and depth of selection in most of its product categories that exceeds what is generally available in department stores or other specialty retail stores.

History

The Company was founded in 1971 by Leonard Feinstein and Warren Eisenberg, the Co-Chairmen of the Company. Each has more than 49 years of experience in the retail industry.

The Company commenced operations in 1971 with the opening of two stores, which primarily sold bed linens and bath accessories. In 1985, the Company introduced its first store carrying a full line of domestics merchandise and home furnishings. The Company began using the name “Bed Bath & Beyond” in 1987 in order to reflect the expanded product line offered by its stores and to distinguish its stores from conventional specialty retail stores offering only domestics merchandise or home furnishings. In March 2002, the Company acquired Harmon, a health and beauty care retailer, which operated 27 stores at the time located in Connecticut, New Jersey and New York. In June 2003, the Company acquired CTS, a retailer of giftware and household items, which operated 23 stores at the time located in Connecticut, Maine, Massachusetts, New Hampshire, New York and Rhode Island. In March 2007, the Company acquired buybuy BABY, a retailer of infant and toddler merchandise, which operated 8 stores at the time located in Maryland, New Jersey, New York and Virginia. In December 2007, the Company opened its first international BBB store in Ontario, Canada. In May 2008, the Company became a partner in a joint venture which operates two stores in the Mexico City market under the name “Home & More.”

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

Suppliers

In fiscal 2009, the Company purchased its merchandise from approximately 5,200 suppliers with the Company’s largest supplier accounting for approximately 4% of the Company’s merchandise purchases and the Company’s 10 largest suppliers accounting for approximately 20% of such purchases. The Company purchases substantially all of its merchandise in the United States, the majority from domestic sources and the balance from importers. The Company purchases a small amount of its merchandise directly from overseas sources. The Company has no long term contracts for the purchase of merchandise. The Company believes that most merchandise, other than brand name goods, is available from a variety of sources and that most brand name goods can be replaced with comparable merchandise.

Warehousing

The Company’s merchandise displays allow a substantial amount of merchandise to be displayed on the sales floor at all times. Merchandise not displayed on the sales floor is typically stored in warehouse space within the store. In addition, the Company maintains 11 supplemental storage locations as well as three central distribution centers. The majority of the Company’s merchandise is directly shipped to stores from vendors through third party carriers and service providers; the remainder of the Company’s merchandise is shipped to stores through its distribution centers.

In addition, the Company maintains two E-Service fulfillment centers.

Employees

As of February 27, 2010, the Company employed approximately 41,000 persons in full-time and part-time positions. The Company believes that its relations with its employees are very good and that the labor turnover rate among its management employees is lower than that generally experienced within the industry.

Seasonality

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in the calendar months of August, November and December, and generally lower in February.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions. In the 18 year period from the beginning of fiscal 1992 to the end of fiscal 2009, the Company has grown from 34 stores to 1,100 stores. The Company’s 1,100 stores operate in 49 states, the District of Columbia, Puerto Rico and Canada, including: 965 BBB stores operating in 49 states, the District of Columbia, Puerto Rico and Canada; 61 CTS stores operating in 15 states; 45 Harmon stores operating in three states; and 29 buybuy BABY stores operating in 14 states. Total square footage grew from approximately 0.9 million square feet at the beginning of fiscal 1992 to approximately 33.7 million square feet at the end of fiscal 2009. During fiscal 2009, the Company opened a total of 67 new stores, including 39 BBB stores throughout the United States and Canada, nine CTS stores, five Harmon stores and 14 buybuy BABY stores, and closed four BBB stores, all of which resulted in the aggregate addition of approximately 1.7 million square feet of store space. In addition, the Company is a partner in a joint venture which operates two stores in the Mexico City market under the name “Home & More.”

The Company intends to continue its expansion program and believes that the continued growth of the Company is dependent, in large part, on the success of this program. As part of its expansion program, the Company expects to open new stores and expand existing stores as opportunities arise. The Company believes throughout the United States and Canada, there is an opportunity to open in excess of 1,300 BBB stores as well as grow the CTS and buybuy Baby concepts from coast to coast.

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

Cost of Labor, Merchandise and Other Expenses

The Company’s success depends, in part, on its ability to manage operating costs and to look for opportunities to reduce costs. The Company’s ability to meet its labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. The Company’s ability to find qualified vendors and obtain access to products in a timely and efficient manner can be adversely affected by political instability, the financial instability of suppliers, suppliers’ noncompliance with applicable laws, transportation costs and other factors beyond the Company’s control.

Expansion Program

The Company’s growth depends, in part, on its ability to open new stores and operate profitably. The Company’s ability to open additional stores successfully will depend on a number of factors, including its identification and availability of suitable store locations; its success in negotiating leases on acceptable terms; its hiring and training of skilled store operating personnel, especially management; and its timely development of new stores, including the availability of construction materials and labor and the absence of significant construction and other delays in store openings based on weather or other events. In addition, as the Company’s business continues to grow, it is subject to more complex regulations and may be the target of private actions alleging violations of such regulations. This increases the cost of doing business and the risk that the Company’s business practices could result in liabilities that may adversely affect its performance, despite the exercise of reasonable care.

Auction Rate Securities

As of February 27, 2010, the Company held approximately $178.6 million of net investments in auction rate securities. These securities are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200% and also are invested in securities collateralized by student loans which are currently more than 100% collateralized and with approximately 90% of such collateral in the aggregate being guaranteed by the United States government. None of the auction rate securities held by the Company are mortgage-backed debt obligations. Beginning in mid-February 2008, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies and the Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities.

During fiscal 2008, the Company entered into an agreement (the “Agreement”) with the investment firm that sold the Company a portion of its auction rate securities which have a par value of approximately $42.8 million at February 27, 2010. By entering into the Agreement, the Company (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime after the execution of the Agreement through July 2, 2012. As of February 27, 2010, the fair value of this option was approximately $2.3 million. The Company anticipates that any future changes in the fair value of the related auction rate securities will be offset by the changes in the fair value of the Put Option with no material impact to the consolidated statement of earnings. Because the Company intends to exercise its right to redeem these securities as soon as practicably possible during fiscal 2010, the fair value of these securities of approximately $40.5 million and the related option of approximately $2.3 million were classified as short term investment securities as of February 27, 2010.

As of February 27, 2010, the remainder of the Company’s investment in auction rate securities of approximately $137.9 million at par had a temporary valuation adjustment of approximately $2.1 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary it was recorded in accumulated other comprehensive income (loss), net of a related tax benefit, and did not affect the Company’s net earnings for fiscal 2009. The Company does not anticipate that any potential lack of liquidity in these auction rate securities, even for an extended period of time, will affect its ability to finance its operations, including its expansion program and planned capital expenditures. However, if the interest rate environment changes, the Company may incur further temporary impairment losses. If uncertainties in the credit and capital markets continue and these markets deteriorate further, the Company may conclude that the decline in value is other than temporary and incur realized losses, including up to the full amount of the investments in auction rate securities, which could negatively affect the Company’s financial position, cash flow and results of operations. During fiscal 2009 and 2008, approximately $38.5 million and $107.6 million, respectively, of auction rate securities, were redeemed at par. As of February 27, 2010, the Company classified approximately $15.0 million of these securities as short term investment securities due to expected redemptions at par during the first half of fiscal 2010. Subsequent to the end of fiscal 2009 through April 22, 2010, the Company additionally redeemed approximately $14.1 million of these securities at par. The classification and valuation of these securities will continue to be reviewed quarterly.

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

The Company’s past stock option granting procedures have exposed the Company to risk factors that could have an adverse affect on the Company’s financial condition, including any tax implications relating to the Company’s stock option grants.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Most of the Company’s stores are located in suburban areas of medium and large-sized cities. These stores are situated in strip and power strip shopping centers, as well as in major off-price and conventional malls, and in free standing buildings.

The Company’s 1,100 stores are located in 49 states, the District of Columbia, Puerto Rico and Canada and range in size from approximately 5,000 to 100,000 square feet, but are predominantly between 20,000 and 50,000 square feet. Approximately 85% to 90% of store space is used for selling areas and the balance for warehouse, receiving and office space.

The table below sets forth the locations of the Company’s stores as of February 27, 2010:

Alabama	13
Alaska	2
Arizona	27
Arkansas	7
California	108
Colorado	25
Connecticut	23
Delaware	2
Florida	76
Georgia	27
Idaho	7
Illinois	42
Indiana	21
Iowa	8
Kansas	8
Kentucky	8
Louisiana	13
Maine	7
Maryland	20
Massachusetts	42
Michigan	35
Minnesota	9
Mississippi	7
Missouri	14
Montana	6
Nebraska	5
Nevada	8
New Hampshire	13
New Jersey	80
New Mexico	5
New York	87
North Carolina	30
North Dakota	2
Ohio	39
Oklahoma	7
Oregon	9
Pennsylvania	39
Rhode Island	5
South Carolina	13
South Dakota	1
Tennessee	20
Texas	77
Utah	12
Vermont	3
Virginia	31
Washington	21
West Virginia	3
Wisconsin	10
Wyoming	2
District of Columbia	2
Puerto Rico	3
Alberta, Canada	5
British Columbia, Canada	2
Novia Scotia, Canada	1
Ontario, Canada	7
Prince Edward Island, Canada	1
Total	1,100

The Company leases primarily all of its existing stores. The leases provide for original lease terms that generally range from 10 to 15 years and most leases provide for renewal options, often at increased rents. The Company evaluates leases on an ongoing basis which may lead to renegotiated lease terms, including rents during renewal options, or the possible relocation of stores. Certain leases provide for scheduled rent increases (which, in the case of fixed increases, the Company accounts for on a straight-line basis over the expected lease term, beginning when the Company obtains possession of the premises) and/or for contingent rent (based upon store sales exceeding stipulated amounts).

In addition, the Company leases storage space in 14 locations, totaling approximately 1.4 million square feet, that provide supplemental merchandise storage space and fulfillment of BBB’s E-Service activities. This space is used to supplement the warehouse facilities in the Company’s stores in proximity to these locations. In addition, the Company also owns two distribution centers totaling approximately 1.5 million square feet.

As of February 27, 2010, the Company occupied approximately 355,000 square feet of office space at four locations for procurement and corporate office functions. Leased facilities in Farmingdale and Garden City, New York comprise approximately 120,000 square feet with the remaining approximately 235,000 square feet within owned facilities in Union, New Jersey and Middleboro, Massachusetts. In addition, the Company owns a building in Union, New Jersey next to the corporate office location to support its continuing headquarters growth.

ITEM 3 - LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the ordinary course of business, which the Company does not believe to be material to the Company’s business or financial condition.

ITEM 4 - RESERVED

Executive Officers of the Registrant

The following table sets forth the name, age and business experience of the Executive Officers of the Registrant:

Name	Age	Positions

Warren Eisenberg	79	Co-Chairman and Director

Leonard Feinstein	73	Co-Chairman and Director

Steven H. Temares	51	Chief Executive Officer and Director

Arthur Stark	55	President and Chief Merchandising Officer

Matthew Fiorilli	53	Senior Vice President — Stores

Eugene A. Castagna	44	Chief Financial Officer and Treasurer

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

	High	Low
Fiscal 2009:
1st Quarter	$31.70	$19.52
2nd Quarter	37.46	27.34
3rd Quarter	39.79	34.93
4th Quarter	42.03	37.36

	High	Low
Fiscal 2008:
1st Quarter	$34.59	$26.80
2nd Quarter	31.82	26.98
3rd Quarter	32.76	17.17
4th Quarter	26.72	18.30

The common stock is quoted through the NASDAQ National Market System under the symbol BBBY. On March 27, 2010, there were approximately 5,800 shareholders of record of the common stock (without including individual participants in nominee security position listings). On March 27, 2010, the last reported sale price of the common stock was $44.00.

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

The Company’s purchases of its common stock during the fourth quarter of fiscal 2009 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share	or Programs (1)	Programs (1) (2)
November 29, 2009 - December 26, 2009	3,700	$38.19	3,700	$852,396,962
December 27, 2009 - January 23, 2010	222,600	$40.81	222,600	$843,312,520
January 24, 2010 - February 27, 2010	479,700	$39.58	479,700	$824,325,393
Total	706,000	$39.96	706,000	$824,325,393

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

Stock Price Performance Graph

The graph shown below compares the performance of the Company’s common stock with that of the S&P 500 Index, the S&P Specialty Retail Index and the S&P Retail Composite Index over the same period (assuming the investment of $100 in the Company’s common stock and each of the three Indexes on February 26, 2005, and the reinvestment of dividends, if any).

ITEM 6 - SELECTED FINANCIAL DATA

Consolidated Selected Financial Data	Fiscal Year Ended (1)
(in thousands, except per share	February 27,	February 28,	March 1,	March 3,		February 25,
and selected operating data)	2010	2009	2008 (2)	2007		2006

Statement of Earnings Data:

Net sales	$7,828,793	$7,208,340	$7,048,942	$6,617,429		$5,809,562

Gross profit	3,208,119	2,873,236	2,925,231	2,835,402		2,485,748

Operating profit	980,687	673,896	838,022	889,401		879,171

Net earnings	600,033	425,123	562,808	594,244		572,847

Net earnings per share - Diluted	$2.30	$1.64	$2.10	$2.09		$1.92

Selected Operating Data:

Number of stores open (at period end)	1,100	1,037	971	888		809

Total square feet of store space (at period end)	33,740,000	32,050,000	30,181,000	27,794,000		25,502,000

Percentage increase in comparable store sales	4.4%	(2.4)%	1.0%	4.9%		4.6%

Comparable store net sales (in 000’s)	$7,409,203	$6,746,472	$6,457,268	$6,068,694		$5,281,675

Number of comparable stores	942	874	792	683		605

Balance Sheet Data (at period end):

Working capital	$2,413,791	$1,609,831	$1,065,599	$1,553,541		$1,082,399

Total assets	5,152,130	4,268,843	3,844,093	3,959,304		3,382,140

Long-term debt	—	—	—	—		—

Shareholders’ equity (3) (4)	$3,652,904	$3,000,454	$2,561,828	$2,649,151	(5)	$2,262,450

(1) Each fiscal year represents 52 weeks, except for fiscal 2006 (ended March 3, 2007) which represents 53 weeks.

(2) On March 22, 2007, the Company acquired Buy Buy BABY, Inc.

(3) The Company has not declared any cash dividends in any of the fiscal years noted above.

(4) In fiscal 2009, 2008, 2007, 2006, and 2005, the Company repurchased approximately $95 million, $48 million, $734 million, $301 million and $598 million of its common stock, respectively.

(5) In fiscal 2006, the Company adopted Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” resulting in a one-time net reduction to Shareholders’ equity of $34.3 million.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a chain of retail stores, operating under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops (“CTS”), Harmon and Harmon Face Values (“Harmon”) and buybuy BABY. In addition, the Company is a partner in a joint venture which operates two stores in the Mexico City market under the name “Home & More.” The Company sells a wide assortment of domestics merchandise and home furnishings, which include food, giftware, health and beauty care items and infant and toddler merchandise. The Company’s objective is to be a customer’s first choice for products and services in the categories offered, in the markets in which the Company operates.

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

Although there appears to be some indication of improvement in economic conditions, the difficult conditions affecting the overall macroeconomic environment continued to impact the retail sector in general. The Company believes that the uncertainty in the macroeconomic environment and factors such as the high unemployment rate and issues specific to the housing industry, including a reduction in home values, continued to negatively impact consumer confidence and the level of discretionary spending by consumers. The Company cannot predict whether, when or the manner in which these economic conditions will change.

In addition, during the difficult conditions affecting the overall macroeconomic environment, a number of businesses in the retail industry have liquidated, including those within the Company’s sector of retailing. The Company believes that this industry consolidation will provide an opportunity to gain market share and to improve its competitive position over the long term; however, the Company cannot, with any level of certainty, estimate the impact these liquidations will have on its future results of operations.

In light of the risks posed by the current macroeconomic environment, the Company continues to systematically review all expenditures with the goal of prudently managing its business. At the same time, the Company remains committed to making the required investments in its infrastructure to help position the Company for continued success. The Company continues to review and prioritize its capital needs while continuing to make investments, principally for new stores, existing store improvements, information technology enhancements, and other projects whose impact is considered important to its future.

During fiscal 2009, the Company experienced an approximate 4.4% increase in comparable store sales as compared with an approximate 2.4% decrease in comparable store sales for fiscal 2008. Fiscal 2009 net sales and comparable store sales reflected consumer acceptance of the Company’s merchandise offerings. Fiscal 2008 net sales and comparable store sales were negatively affected by the economic slowdown, including issues specific to the housing industry and the liquidation sales of a number of retailers, including a then significant competitor.

The following represents an overview of the Company’s financial performance for the periods indicated:

•	Net sales in fiscal 2009 increased approximately 8.6% to $7.829 billion; net sales in fiscal 2008 increased approximately 2.3% to $7.208 billion over net sales of $7.049 billion in fiscal 2007.

•	Comparable store sales for fiscal 2009 increased by approximately 4.4% as compared with a decrease of approximately 2.4% in fiscal 2008 and an increase of approximately 1.0% in fiscal 2007.

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

•	Gross profit for fiscal 2009 was $3.208 billion or 41.0% of net sales compared with $2.873 billion or 39.9% of net sales for fiscal 2008 and $2.925 billion or 41.5% of net sales for fiscal 2007.

•

Selling, general and administrative expenses (“SG&A”) for fiscal 2009 were $2.227 billion or 28.5% of net sales compared with $2.199 billion or 30.5% of net sales for fiscal 2008 and $2.087 billion or 29.6% of net sales for fiscal 2007.

•	The effective tax rate was 39.1%, 37.8% and 35.0% for fiscal years 2009, 2008 and 2007, respectively.

•

Net earnings for the fiscal year ended February 27, 2010 were $2.30 per diluted share ($600.0 million), compared to fiscal 2008 net earnings of $1.64 per diluted share ($425.1 million) and fiscal 2007 net earnings of $2.10 per diluted share ($562.8 million).

During fiscal 2009, 2008 and 2007, the Company’s capital expenditures were $153.7 million, $215.9 million and $358.2 million, respectively. Included in fiscal 2007’s capital expenditures were costs associated with a new distribution center and a new E-service fulfillment center to support the Company’s growth.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long term objectives. In fiscal 2010, the Company expects to open approximately 60 new stores, including approximately 30 BBB stores throughout the United States and Canada, approximately 10 CTS stores, and approximately 20 buybuy BABY stores. During fiscal 2009, the Company opened a total of 67 new stores, including 39 BBB stores throughout the United States and Canada, nine CTS stores, five Harmon stores and 14 buybuy BABY stores and closed four BBB stores.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (i) selected statement of earnings data of the Company expressed as a percentage of net sales and (ii) the percentage change in dollar amounts from the prior year in selected statement of earnings data:

	Fiscal Year Ended
	Percentage			Percentage Change
	of Net Sales			from Prior Year
	February 27,	February 28,	March 1,	February 27,	February 28,
	2010	2009	2008	2010	2009

Net sales	100.0%	100.0%	100.0%	8.6%	2.3%

Cost of sales	59.0	60.1	58.5	6.6	5.1

Gross profit	41.0	39.9	41.5	11.7	(1.8)

Selling, general and administrative expenses	28.5	30.5	29.6	1.3	5.4

Operating profit	12.5	9.3	11.9	45.5	(19.6)

Earnings before provision for income taxes	12.6	9.5	12.3	44.2	(21.0)

Net earnings	7.7	5.9	8.0	41.1	(24.5)

Net Sales

Net sales in fiscal 2009 increased $620.5 million to $7.829 billion, representing an increase of 8.6% over $7.208 billion of net sales in fiscal 2008, which increased $159.4 million or 2.3% over the $7.049 billion of net sales in fiscal 2007. For fiscal 2009, approximately 51.4% of the increase in net sales was attributable to an increase in the Company’s new store sales and the balance of the increase was primarily attributable to the increase in the Company’s comparable store sales. For fiscal 2008, the increase in net sales was generated by the Company’s new store sales increase of 4.6% partially offset by the decrease in comparable store sales.

For fiscal 2009, comparable store sales for 942 stores represented $7.409 billion of net sales; for fiscal 2008, comparable store sales for 874 stores represented $6.746 billion of net sales; and for fiscal 2007, comparable store sales for 792 stores represented $6.457 billion of net sales. Comparable store sales increased by approximately 4.4% for fiscal 2009 and decreased by approximately 2.4% for fiscal 2008. Fiscal 2009 net sales and comparable store sales reflected consumer acceptance of the Company’s merchandise offerings. For fiscal 2008, net sales and comparable store sales were negatively affected by the economic slowdown including issues specific to the housing industry, and the liquidation sales of a number of retailers, including a then significant competitor.

Sales of domestics merchandise accounted for approximately 41%, 43% and 44% of net sales in fiscal 2009, 2008 and 2007, respectively, of which the Company estimates that bed linens accounted for approximately 13%, 13% and 14% of net sales in fiscal 2009, 2008 and 2007, respectively. The remaining net sales in fiscal 2009, 2008 and 2007 of 59%, 57% and 56%, respectively, represented sales of home furnishings. No other individual product category accounted for 10% or more of net sales during fiscal 2009, 2008 or 2007.

Gross Profit

Gross profit in fiscal 2009, 2008 and 2007 was $3.208 billion or 41.0 % of net sales, $2.873 billion or 39.9% of net sales and $2.925 billion or 41.5% of net sales, respectively. The increase in gross profit between fiscal 2009 and 2008 as a percentage of net sales was primarily due to decreases in inventory acquisition costs, coupon redemptions and markdowns, partially offset by a shift in the mix of merchandise sold as the Company continues to experience a higher percentage of sales of home furnishings. The decrease in gross profit between fiscal 2008 and 2007 as a percentage of net sales was primarily due to an increase in inventory acquisition costs, an increase in coupon redemptions and the shift in the mix of merchandise sold as the Company continued to experience a higher percentage of sales of home furnishings.

Selling, General and Administrative expenses

SG&A was $2.227 billion or 28.5 % of net sales in fiscal 2009, $2.199 billion or 30.5% of net sales in fiscal 2008 and $2.087 billion or 29.6% of net sales in fiscal 2007. The decrease in SG&A between fiscal 2009 and 2008 as a percentage of net sales was primarily due to a relative decrease in advertising expenses resulting from a decrease in the distribution of advertising pieces. Also contributing to the decrease were relative decreases in payroll expenses and occupancy costs (including rent, utilities and depreciation). The increase in SG&A between fiscal 2008 and 2007 as a percentage of net sales was primarily due to the 2.4% decline in comparable store sales, resulting in relative increases in occupancy costs (including rent, depreciation and real estate taxes), as well as relative increases in payroll-related items (including salaries and benefits). Also contributing to the increase in SG&A as a percentage of net sales were relative increases in advertising expenses, including increases in postage, paper and other production costs.

Operating Profit

Operating profit for fiscal 2009 was $980.7 million or 12.5% of net sales, $673.9 million or 9.3% of net sales in fiscal 2008 and $838.0 million or 11.9% of net sales in fiscal 2007. The changes in operating profit as a percentage of net sales were a result of the changes in the gross profit margin and SG&A as a percentage of net sales as described above.

Interest Income

Interest income was $4.6 million, $9.4 million and $27.2 million in fiscal 2009, 2008 and 2007, respectively. Interest income decreased in fiscal 2009 compared to fiscal 2008 primarily as a result of lower interest rates partially offset by an increase in the fair value of the trading investment securities related to the Company’s nonqualified deferred compensation plan. Interest income decreased in fiscal 2008 compared to fiscal 2007 primarily as a result of lower interest rates.

Income Taxes

The effective tax rate was 39.1% for fiscal 2009, 37.8% for fiscal 2008 and 35.0% for fiscal 2007. For fiscal 2009, the tax rate included an approximate $3.2 million provision primarily due to the recognition of certain discrete tax items partially offset by the changing of the blended state tax rate of deferred income taxes. The remaining increase in the 2009 effective tax rate was primarily due to slightly higher state taxes. For fiscal 2008, the tax rate included an approximate $0.8 million benefit primarily due to the recognition of certain discrete tax items and the changing of the blended state tax rate of deferred income taxes.

The Company expects continued volatility in the effective tax rate from year to year because the Company is required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions. In the 18 year period from the beginning of fiscal 1992 to the end of fiscal 2009, the chain has grown from 34 to 1,100 stores. Total square footage grew from 0.9 million square feet at the beginning of fiscal 1992 to 33.7 million square feet at the end of fiscal 2009. During fiscal 2009, the Company opened a total of 67 new stores, including 39 BBB stores throughout the United States and Canada, nine CTS stores, five Harmon stores and 14 buybuy BABY stores, and closed four BBB stores, all of which resulted in the aggregate addition of approximately 1.7 million square feet of store space. In May 2008, the Company became a partner in a joint venture which operates two stores in the Mexico City market under the name “Home & More.”

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long term objectives. In fiscal 2010, the Company expects to open approximately 60 new stores, including approximately 30 BBB stores throughout the United States and Canada, approximately 10 CTS stores and approximately 20 buybuy BABY stores.

LIQUIDITY AND CAPITAL RESOURCES

The Company has no outstanding bank borrowings and has been able to finance its operations, including its expansion program, entirely through internally generated funds. For fiscal 2010, the Company believes that it will continue to finance its operations, including its expansion program and planned capital expenditures, entirely through internally generated funds. Capital expenditures for fiscal 2010, principally for new stores, existing store improvements, and information technology enhancements and other projects, are planned to be approximately $225.0 million.

Fiscal 2009 compared to Fiscal 2008

Net cash provided by operating activities in fiscal 2009 was $905.4 million, compared with $584.0 million in fiscal 2008. Year over year, the Company experienced a decrease in cash used for the net components of working capital (primarily accounts payable, accrued expenses and other current liabilities and income taxes payable, partially offset by merchandise inventories), and an increase in net earnings.

Inventory per square foot was $52.15 as of February 27, 2010, an increase of approximately 1.8% from $51.24 as of February 28, 2009. The Company continues to focus on optimizing inventory productivity while maintaining appropriate in-store merchandise levels to support sales.

Net cash used in investing activities in fiscal 2009 was $488.7 million, compared with $113.1 million in fiscal 2008. In fiscal 2009, net cash used in investing activities was due to $335.0 million of purchases of investment securities, net of redemptions, and $153.7 million of capital expenditures. In fiscal 2008, net cash used in investing activities was primarily due to $215.9 million of capital expenditures partially offset by $107.6 million of redemptions of investment securities.

Net cash provided by financing activities in fiscal 2009 was $11.2 million, compared with net cash used in financing activities of $26.8 million in fiscal 2008. The increase in net cash provided was primarily due to an $82.1 million increase in cash proceeds from the exercise of stock options partially offset by a $46.8 million increase in common stock repurchases.

Fiscal 2008 compared to Fiscal 2007

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

Net cash used in financing activities in fiscal 2008 was $26.8 million, compared with $705.5 million in fiscal 2007. The decrease in net cash used in financing activities was primarily attributable to a decrease in common stock repurchases.

Auction Rate Securities

As of February 27, 2010, the Company held approximately $178.6 million of net investments in auction rate securities. Beginning in mid-February 2008, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies and the Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities.

During fiscal 2008, the Company entered into an agreement with the investment firm that sold the Company a portion of its auction rate securities to redeem at par approximately $42.8 million of these securities. This agreement provides for, among other things, the option to redeem these securities at par anytime during the period from June 30, 2010 through July 2, 2012. As of February 27, 2010, the fair value of this option was approximately $2.3 million. Because the Company intends to exercise its right to redeem these securities as soon as practicably possible during fiscal 2010, the fair value of these securities of approximately $40.5 million and the related option of approximately $2.3 million were classified as short term investment securities as of February 27, 2010.

During fiscal 2009, the Company recorded an unrealized loss of approximately $0.5 million related to these securities and also recorded approximately $0.5 million of pre-tax income to reflect the increase in fair value of the option to redeem these securities at par value. This resulted in no impact on the Company’s net earnings. The Company anticipates that any future changes in the fair value of the related auction rate securities will be offset by the changes in the fair value of the option with no material impact to the Company’s net earnings.

As of February 27, 2010, the remainder of approximately $137.9 million of these securities at par had a temporary valuation adjustment of approximately $2.1 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive income (loss), net of a related tax benefit, and did not affect the Company’s net earnings for fiscal 2009. As of February 27, 2010, the Company classified approximately $15.0 million of these securities as short term investment securities due to expected redemptions at par during the first half of fiscal 2010.

The Company does not anticipate that any potential lack of liquidity in its auction rate securities, even for an extended period of time, will affect its ability to finance its operations, including its expansion program and planned capital expenditures. The Company continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. These investments will remain primarily classified as non-current assets until the Company has better visibility as to when their liquidity will be restored. The classification and valuation of these securities will continue to be reviewed quarterly.

During fiscal 2009 and 2008, approximately $38.5 million and $107.6 million, respectively, of auction rate securities were redeemed at par. Subsequent to the end of fiscal 2009 through April 22, 2010, the Company additionally redeemed approximately $14.1 million at par.

Other Fiscal 2009 Information

At February 27, 2010, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of September 3, 2010 and February 28, 2011, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During fiscal 2009, the Company did not have any direct borrowings under the uncommitted lines of credit. As of February 27, 2010, there was approximately $6.1 million of outstanding letters of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates. In addition, as of February 27, 2010, the Company maintained unsecured standby letters of credit of $55.0 million, primarily for certain insurance programs.

Between December 2004 and September 2007, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $2.950 billion of its shares of common stock. The Company was authorized to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company has approximately $824 million remaining of authorized share repurchases as of February 27, 2010. The execution of the Company’s current share repurchase program will consider current business and market conditions.

The Company has contractual obligations consisting mainly of operating leases for stores, offices, warehouse facilities and equipment, purchase obligations and other long-term liabilities which the Company is obligated to pay as of February 27, 2010 as follows:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating Lease Obligations (1)	$3,056,263	$440,751	$793,402	$626,201	$1,195,909
Purchase Obligations (2)	701,919	701,919	—	—	—
Other long-term liabilities (3)	349,672	—	—	—	—

Total Contractual Obligations	$4,107,854	$1,142,670	$793,402	$626,201	$1,195,909

(1)  The amounts presented represent the future minimum lease payments under non-cancelable operating leases. In addition to minimum rent, certain of the Company’s leases require the payment of additional costs for insurance, maintenance and other costs.  These additional amounts are not included in the table of contractual commitments as the timing and/or amounts of such payments are not known.  As of February 27, 2010, the Company has leased sites for 21 new stores planned for opening in fiscal 2010 or 2011, for which aggregate minimum rental payments over the term of the leases are approximately $121.1 million and are included in the table above.

(2)  Purchase obligations primarily consist of purchase orders for merchandise.

(3)  Amounts recorded as deferred rent and other liabilities and income taxes payable in the Consolidated Balance Sheet as of February 27, 2010 have been reflected only in the Total column in the table above as the timing and/or amount of any cash payment is uncertain.  Deferred rent and other liabilities are primarily comprised of deferred rent, workers’ compensation and general liability reserves and various other accruals.

SEASONALITY

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in the calendar months of August, November and December, and generally lower in February.

INFLATION

The Company does not believe that its operating results have been materially affected by inflation during the past year. There can be no assurance, however, that the Company’s operating results will not be affected by inflation in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance which established the FASB Accounting Standards Codification (“Codification”) as the exclusive source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) are also considered sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards, however it does not change current GAAP. The Codification was effective for all financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, the Company has reflected all necessary changes in this filing.

In June 2006, the FASB issued updated accounting guidance related to income taxes. This guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. A company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. This guidance also provided direction on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and required increased disclosures. On March 4, 2007, the Company adopted this guidance and recognized a $13.1 million increase to retained earnings to reflect the change to its liability for gross unrecognized tax benefits as required. The Company also recorded additional gross unrecognized tax benefits, and corresponding higher deferred tax assets, of $35.6 million as a result of the adoption.

On March 2, 2008 and March 1, 2009, the Company adopted the accounting guidance related to fair value measurements and disclosures for financial assets and liabilities and for non-financial assets and liabilities, respectively. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of this guidance for financial and non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued updated accounting guidance related to financial instruments which requires the annual disclosures about the fair value of financial instruments to be presented in interim financial statements. During the second quarter of fiscal 2009, the Company adopted this guidance which did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued updated accounting guidance related to investments in debt and equity securities which modifies the recognition requirements for other-than-temporary impairments of debt securities and enhances existing disclosures with respect to other-than-temporary impairments of debt and equity securities, however, it does not modify existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. During the second quarter of fiscal 2009, the Company adopted this guidance which did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued updated accounting guidance related to fair value measurements and disclosures which provides guidance for determining fair value when there is no active market or where the price inputs being used represent distressed sales, and also amends the interim and annual disclosure requirements. During the second quarter of fiscal 2009, the Company adopted this guidance which did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued updated accounting guidance related to fair value measurements and disclosures which amends and clarifies existing disclosure requirements. This updated accounting guidance requires new disclosures related to amounts transferred into and out of Level 1 and 2 fair value measurements as well as separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements. This guidance also clarifies existing fair value disclosure requirements related to the level of disaggregation and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

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

The Company’s past stock option granting procedures have exposed the Company to risk factors that could have an adverse affect on the Company’s financial condition, including any tax implications relating to the Company’s stock option grants.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with GAAP requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In particular, judgment is used in areas such as inventory valuation, impairment of long-lived assets, goodwill and other indefinitely lived intangible assets, accruals for self insurance, litigation, store opening, expansion, relocation and closing costs, stock-based compensation and income taxes. Actual results could differ from these estimates.

Inventory Valuation: Merchandise inventories are stated at the lower of cost or market. Inventory costs for BBB, Harmon and buybuy BABY are calculated using the weighted average retail inventory method and inventory costs for CTS are calculated using the first in first out cost method.

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

Impairment of Long-Lived Assets: The Company reviews long-lived assets for impairment annually or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Company has not historically recorded any material impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

Goodwill and Other Indefinitely Lived Intangible Assets: The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. The Company has not historically recorded an impairment to its goodwill and other indefinitely lived intangible assets. The Company completed its annual impairment testing of goodwill and other indefinitely lived intangible assets and determined that, as of February 27, 2010, no impairment existed because the fair value of these assets substantially exceeded their carrying values. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

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

Stock-Based Compensation: The Company uses a Black-Scholes option-pricing model to determine the fair value of its stock options. The Black-Scholes model includes various assumptions, including the expected life of stock options, the expected risk free interest rate and the expected volatility. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. As a result, if other assumptions had been used, total stock-based compensation cost could have been materially impacted. Furthermore, if the Company uses different assumptions for future grants, stock-based compensation cost could be materially impacted in future periods.

The Company determines its assumptions for the Black-Scholes option-pricing model in accordance with the accounting guidance related to stock compensation.

•                  The expected life of stock options is estimated based on historical experience.

•                  The expected risk free interest rate is based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

•                  Expected volatility is based on the average of historical and implied volatility. The historical volatility is determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards. The implied volatility represents the implied volatility of the Company’s call options, which are actively traded on multiple exchanges, had remaining maturities in excess of twelve months, had market prices close to the exercise prices of the employee stock options and were measured on the stock option grant date.

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

During the fiscal first quarter of 2007, the Company adopted updated accounting guidance related to income taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities.

The Company expects continued volatility in the effective tax rate from year to year because the Company is required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of February 27, 2010, the Company’s investments include cash and cash equivalents of approximately $1.096 billion, short term investment securities of approximately $431.5 million and long term investment securities of approximately $132.9 million at weighted average interest rates of 0.02%, 0.15% and 0.32%, respectively.

As of February 27, 2010, the Company held approximately $178.6 million of net investments in auction rate securities. Beginning in mid-February 2008, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies and the Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities.

During fiscal 2008, the Company entered into an agreement with the investment firm that sold the Company a portion of its auction rate securities to redeem at par approximately $42.8 million of these securities. This agreement provides for, among other things, the option to redeem these securities at par anytime during the period from June 30, 2010 through July 2, 2012. As of February 27, 2010, the fair value of this option was approximately $2.3 million. Because the Company intends to exercise its right to redeem these securities as soon as practicably possible during fiscal 2010, the fair value of these securities of approximately $40.5 million and the related option of approximately $2.3 million were classified as short term investment securities as of February 27, 2010.

During fiscal 2009, the Company recorded an unrealized loss of approximately $0.5 million related to these securities and also recorded approximately $0.5 million of pre-tax income to reflect the increase in fair value of the option to redeem these securities at par value. This resulted in no impact on the Company’s net earnings. The Company anticipates that any future changes in the fair value of the related auction rate securities will be offset by the changes in the fair value of the option with no material impact to the Company’s net earnings.

As of February 27, 2010, the remainder of approximately $137.9 million of these securities at par had a temporary valuation adjustment of approximately $2.1 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive income (loss), net of a related tax benefit, and did not affect the Company’s net earnings for fiscal 2009. As of February 27, 2010, the Company classified approximately $15.0 million of these securities as short term investment securities due to expected redemptions at par during the first half of fiscal 2010. Subsequent to the end of fiscal 2009 through April 22, 2010, the Company additionally redeemed approximately $14.1 million of these securities at par.

During fiscal 2009 and 2008, approximately $38.5 million and $107.6 million, respectively, of auction rate securities were redeemed at par.

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

However, if the interest rate environment changes, the Company may incur further temporary impairment losses. If uncertainties in the credit and capital markets continue and these markets deteriorate further, the Company may conclude that the decline in value is other than temporary and incur realized losses, including up to the full amount of the investments in auction rate securities, which could negatively affect the Company’s financial position, cash flow and results of operations.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

1)	Consolidated Balance Sheets as of February 27, 2010 and February 28, 2009

2)	Consolidated Statements of Earnings for the fiscal years ended February 27, 2010, February 28, 2009, and March 1, 2008

3)	Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 27, 2010, February 28, 2009, and March 1, 2008

4)	Consolidated Statements of Cash Flows for the fiscal years ended February 27, 2010, February 28, 2009, and March 1, 2008

5)	Notes to Consolidated Financial Statements

6)	Reports of Independent Registered Public Accounting Firm

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

 (in thousands, except per share data)

	February 27,	February 28,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,096,100	$668,209
Short term investment securities	431,476	2,000
Merchandise inventories	1,759,703	1,642,339
Other current assets	276,066	250,251

Total current assets	3,563,345	2,562,799

Long term investment securities	132,860	221,134
Property and equipment, net	1,119,292	1,148,435
Other assets	336,633	336,475

Total assets	$5,152,130	$4,268,843

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$611,163	$514,734
Accrued expenses and other current liabilities	281,730	247,508
Merchandise credit and gift card liabilities	172,804	165,621
Current income taxes payable	83,857	25,105

Total current liabilities	1,149,554	952,968

Deferred rent and other liabilities	246,273	227,209
Income taxes payable	103,399	88,212

Total liabilities	1,499,226	1,268,389

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—
Common stock - $0.01 par value; authorized - 900,000 shares; issued 320,553 and 314,678 shares, respectively; outstanding 262,898 and 259,701 shares, respectively	3,206	3,147
Additional paid-in capital	1,020,515	878,568
Retained earnings	4,754,954	4,154,921
Treasury stock, at cost	(2,126,499)	(2,031,642)
Accumulated other comprehensive income (loss)	728	(4,540)

Total shareholders’ equity	3,652,904	3,000,454

Total liabilities and shareholders’ equity	$5,152,130	$4,268,843

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

Bed Bath & Beyond Inc. and Subsidiaries

	FISCAL YEAR ENDED
	February 27,	February 28,	March 1,
(in thousands, except per share data)	2010	2009	2008

Net sales	$7,828,793	$7,208,340	$7,048,942

Cost of sales	4,620,674	4,335,104	4,123,711

Gross profit	3,208,119	2,873,236	2,925,231

Selling, general and administrative expenses	2,227,432	2,199,340	2,087,209

Operating profit	980,687	673,896	838,022

Interest income	4,568	9,412	27,210

Earnings before provision for income taxes	985,255	683,308	865,232

Provision for income taxes	385,222	258,185	302,424

Net earnings	$600,033	$425,123	$562,808

Net earnings per share - Basic	$2.33	$1.66	$2.13
Net earnings per share - Diluted	$2.30	$1.64	$2.10

Weighted average shares outstanding - Basic	257,755	256,410	264,824
Weighted average shares outstanding - Diluted	260,375	258,619	268,409

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

Bed Bath & Beyond Inc. and Subsidiaries

	Common Stock		Additional Paid-	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	in Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at March 3, 2007	309,750	$3,098	$737,209	$3,153,856	(32,676)	$(1,249,397)	$4,385	$2,649,151

Adoption of updated accounting guidance related to income taxes				13,102				13,102

Comprehensive Income (Loss):
Net earnings				562,808				562,808

Temporary impairment of auction rate securities, net of taxes							(4,516)	(4,516)

Pension adjustment, net of taxes							(736)	(736)

Currency translation adjustment							(171)	(171)
Comprehensive Income								557,385

Shares sold under employee stock option plans, including tax benefit	1,463	14	31,367					31,381

Issuance of restricted shares, net	1,016	10	(10)					—

Stock-based compensation expense, net			45,002					45,002

Repurchase of common stock, including fees					(20,633)	(734,193)		(734,193)
Balance at March 1, 2008	312,229	3,122	813,568	3,729,766	(53,309)	(1,983,590)	(1,038)	2,561,828

Comprehensive Income (Loss):
Net earnings				425,123				425,123

Change in temporary impairment of auction rate securities, net of taxes							(615)	(615)

Unrealized loss included in net earnings, net of taxes							3,528	3,528

Pension adjustment, net of taxes							(4,593)	(4,593)

Currency translation adjustment							(1,822)	(1,822)
Comprehensive Income								421,621

Shares sold under employee stock option plans, including tax benefit	1,218	12	19,910					19,922

Issuance of restricted shares, net	1,224	13	(13)					—

Stock-based compensation expense, net			44,906					44,906

Director fees paid in stock	7		197					197

Repurchase of common stock, including fees					(1,668)	(48,052)		(48,052)

Effect of change in pension plan measurement date				32				32
Balance at February 28, 2009	314,678	3,147	878,568	4,154,921	(54,977)	(2,031,642)	(4,540)	3,000,454

Comprehensive Income (Loss):
Net earnings				600,033				600,033

Change in temporary impairment of auction rate securities, net of taxes							325	325

Pension adjustment, net of taxes							1,260	1,260

Currency translation adjustment							3,683	3,683
Comprehensive Income								605,301

Shares sold under employee stock option plans, including tax benefit	4,503	45	96,431					96,476

Issuance of restricted shares, net	1,369	14	(14)					—

Stock-based compensation expense, net			45,411					45,411

Director fees paid in stock	3		119					119

Repurchase of common stock, including fees					(2,678)	(94,857)		(94,857)
Balance at February 27, 2010	320,553	$3,206	$1,020,515	$4,754,954	(57,655)	$(2,126,499)	$728	$3,652,904

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Bed Bath & Beyond Inc. and Subsidiaries

	FISCAL YEAR ENDED
	February 27,	February 28,	March 1,
(in thousands)	2010	2009	2008

Cash Flows from Operating Activities:
Net earnings	$600,033	$425,123	$562,808
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	184,232	175,601	157,770
Amortization of bond premium	—	—	1,538
Stock-based compensation	44,235	43,708	43,755
Tax benefit from stock-based compensation	(5,986)	(1,183)	2,719
Deferred income taxes	(22,811)	(22,325)	2,315
Other	(405)	476	—
(Increase) decrease in assets, net of effect of acquisition:
Merchandise inventories	(117,364)	(25,358)	(96,673)
Trading investment securities	(5,610)	(17)	(3,020)
Other current assets	(4,397)	(3,065)	(16,217)
Other assets	526	(954)	529
Increase (decrease) in liabilities, net of effect of acquisition:
Accounts payable	96,279	(40,863)	(31,764)
Accrued expenses and other current liabilities	37,905	(13,301)	15,774
Merchandise credit and gift card liabilities	7,183	(5,631)	24,430
Income taxes payable	70,487	24,676	(74,530)
Deferred rent and other liabilities	21,100	27,083	25,102
Net cash provided by operating activities	905,407	583,970	614,536

Cash Flows from Investing Activities:
Purchase of held-to-maturity investment securities	(403,582)	—	—
Redemption of held-to-maturity investment securities	30,025	—	494,526
Purchase of available-for-sale investment securities	—	—	(1,495,155)
Redemption of available-for-sale investment securities	38,545	107,550	1,546,430
Capital expenditures	(153,680)	(215,859)	(358,210)
Investment in unconsolidated joint venture, including fees	—	(4,786)	—
Payment for acquisition, net of cash acquired	—	—	(85,893)
Net cash (used in) provided by investing activities	(488,692)	(113,095)	101,698

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	99,727	17,650	22,672
Excess tax benefit from stock-based compensation	6,306	3,652	5,990
Repurchase of common stock, including fees	(94,857)	(48,052)	(734,193)
Net cash provided by (used in) financing activities	11,176	(26,750)	(705,531)

Net increase in cash and cash equivalents	427,891	444,125	10,703

Cash and cash equivalents:
Beginning of period	668,209	224,084	213,381
End of period	$1,096,100	$668,209	$224,084

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Bed Bath & Beyond Inc. and Subsidiaries

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

A.           Nature of Operations

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a chain of retail stores, operating under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops (“CTS”), Harmon and Harmon Face Values (“Harmon”) and buybuy BABY, which was acquired on March 22, 2007. (See “Acquisition,” Note 2). In addition, the Company is a partner in a joint venture which operates two stores in the Mexico City market under the name “Home & More.” The Company sells a wide assortment of domestics merchandise and home furnishings, which include food, giftware, health and beauty care items and infant and toddler merchandise. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

B.             Fiscal Year

The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2009, 2008, and 2007 represented 52 weeks and ended on February 27, 2010, February 28, 2009 and March 1, 2008, respectively.

C.             Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned.

All significant intercompany balances and transactions have been eliminated in consolidation.

D.            Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In particular, judgment is used in areas such as impairment of auction rate securities, inventory valuation, impairment of long-lived assets, goodwill and other indefinitely lived intangible assets, accruals for self insurance, litigation, store opening, expansion, relocation and closing costs, the provision for sales returns, vendor allowances, stock-based compensation and income taxes. Actual results could differ from these estimates.

E.              Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within 5 business days, of $56.0 million and $51.8 million as of February 27, 2010 and February 28, 2009, respectively.

F.              Investment Securities

Investment securities consist primarily of U.S. Treasury Bills with remaining maturities of less than one year and auction rate securities, which are securities with interest rates that reset periodically through an auction process. The U.S. Treasury Bills are classified as short term held-to-maturity securities and stated at their amortized cost which approximates fair value. Auction rate securities are classified as available-for-sale or trading and are stated at fair value, which had historically been consistent with cost or par value due to interest rates which reset periodically, typically every 7, 28 or 35 days. As a result, there generally were no cumulative gross unrealized holding gains or losses relating to these auction rate securities. However, beginning in mid-February 2008 due to market conditions, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities, and affect their estimated fair values at February 27, 2010, but do not affect the underlying collateral of the securities. (See “Fair Value Measurements,” Note 5 and “Investment Securities,” Note 6). All income from these investments is recorded as interest income.

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

The cost of maintenance and repairs is charged to earnings as incurred; significant renewals and betterments are capitalized. Maintenance and repairs amounted to $86.2 million, $81.1 million and $72.9 million for fiscal 2009, 2008 and 2007, respectively.

I.                 Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment annually or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Company has not historically recorded any material impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

J.                Goodwill and Other Indefinitely Lived Intangible Assets

The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available, including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. The Company has not historically recorded an impairment to its goodwill and other indefinitely lived intangible assets. The Company completed its annual impairment testing of goodwill and other indefinitely lived intangible assets and determined that, as of February 27, 2010, no impairment existed because the fair value of these assets substantially exceeded their carrying values. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

Included within other assets in the accompanying consolidated balance sheets as of February 27, 2010 and February 28, 2009, respectively, is $198.7 million for goodwill and $30.9 million for tradenames.

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

L.              Deferred Rent

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the term of the lease beginning as of the date the Company obtained possession of the leased premises. Deferred rent amounted to $78.7 million and $79.5 million as of February 27, 2010 and February 28, 2009, respectively.

Cash or lease incentives (“tenant allowances”) received pursuant to certain store leases are recognized on a straight-line basis as a reduction to rent over the lease term. The unamortized portion of tenant allowances is included in deferred rent and other liabilities. Tenant allowances amounted to $86.8 million and $72.7 million as of February 27, 2010 and February 28, 2009, respectively.

M.         Treasury Stock

Between December 2004 and September 2007, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $2.950 billion of its shares of common stock. The Company was authorized to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. During fiscal 2009, the Company repurchased approximately 2.7 million shares of its common stock at a total cost of approximately $94.9 million. During fiscal 2008, the Company repurchased approximately 1.7 million shares of its common stock at a total cost of approximately $48.1 million. During fiscal 2007, the Company repurchased approximately 20.6 million shares of its common stock at a total cost of approximately $734.2 million.

N.            Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable and certain other liabilities. The Company’s investment securities consist primarily of U.S. Treasury securities, which are stated at amortized cost, and auction rate securities, which are stated at their approximate fair value. The book value of all financial instruments is representative of their fair values. On March 2, 2008 and March 1, 2009, the Company adopted the accounting guidance related to fair value measurements and disclosures for financial assets and liabilities and for non-financial assets and liabilities, respectively (See “Fair Value Measurements,” Note 5).

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

Q.            Vendor Allowances

The Company receives allowances from vendors in the normal course of business for various reasons including direct cooperative advertising, purchase volume and reimbursement for other expenses. Annual terms for each allowance include the basis for earning the allowance and payment terms which vary by agreement. All vendor allowances are recorded as a reduction of inventory cost, except for direct cooperative advertising allowances which are specific, incremental and identifiable. The Company recognizes purchase volume allowances as a reduction of the cost of inventory in the quarter in which milestones are achieved. Advertising costs were reduced by direct cooperative allowances of $14.5 million, $14.9 million and $11.1 million for fiscal 2009, 2008 and 2007, respectively.

R.             Store Opening, Expansion, Relocation and Closing Costs

Store opening, expansion, relocation and closing costs, including markdowns, asset residual values and projected occupancy costs, are charged to earnings as incurred.

S.              Advertising Costs

Expenses associated with direct response advertising are expensed over the period during which the sales are expected to occur, generally four to six weeks, and all other expenses associated with store advertising are charged to earnings as incurred. Net advertising costs amounted to $230.6 million, $266.4 million and $239.6 million for fiscal 2009, 2008 and 2007, respectively.

T.             Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements. The Company adopted the accounting guidance related to stock compensation on August 28, 2005 (the “date of adoption”) under the modified prospective application. Under this application, the Company records stock-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remained unvested at the date of adoption. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options. The Company’s restricted stock awards are considered nonvested share awards.

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

During the first quarter of 2007, the Company adopted updated accounting guidance related to income taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities.

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

Stock-based awards of approximately 9.8 million, 15.3 million and 10.9 million shares were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive for fiscal 2009, 2008 and 2007, respectively.

X.            Segments

The Company accounts for its operations as one operating segment.

Y.             Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance which established the FASB Accounting Standards Codification (“Codification”) as the exclusive source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) are also considered sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards, however it does not change current GAAP. The Codification was effective for all financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, the Company has reflected all necessary changes in this filing.

In June 2006, the FASB issued updated accounting guidance related to income taxes. This guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. A company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. This guidance also provided direction on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and required increased disclosures. On March 4, 2007, the Company adopted this guidance and recognized a $13.1 million increase to retained earnings to reflect the change to its liability for gross unrecognized tax benefits as required. The Company also recorded additional gross unrecognized tax benefits, and corresponding higher deferred tax assets, of $35.6 million as a result of the adoption.

In April 2009, the FASB issued updated accounting guidance related to financial instruments which requires the annual disclosures about the fair value of financial instruments to be presented in interim financial statements. During the second quarter of fiscal 2009, the Company adopted this guidance which did not have a material impact on its consolidated financial statements (See “Fair Value of Financial Instruments,” Note 1N).

In April 2009, the FASB issued updated accounting guidance related to investments in debt and equity securities which modifies the recognition requirements for other-than-temporary impairments of debt securities and enhances existing disclosures with respect to other-than-temporary impairments of debt and equity securities, however, it does not modify existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. During the second quarter of fiscal 2009, the Company adopted this guidance which did not have a material impact on the Company’s consolidated financial statements (See “Investment Securities,” Note 6).

In April 2009, the FASB issued updated accounting guidance related to fair value measurements and disclosures which provides guidance for determining fair value when there is no active market or where the price inputs being used represent distressed sales, and also amends the interim and annual disclosure requirements. During the second quarter of fiscal 2009, the Company adopted this guidance which did not have a material impact on the Company’s consolidated financial statements (See “Fair Value Measurements,” Note 5).

In January 2010, the FASB issued updated accounting guidance related to fair value measurements and disclosures which amends and clarifies existing disclosure requirements. This updated accounting guidance requires new disclosures related to amounts transferred into and out of Level 1 and 2 fair value measurements as well as separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements. This guidance also clarifies existing fair value disclosure requirements related to the level of disaggregation and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

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

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	February 27,	February 28,
(in thousands)	2010	2009

Land and buildings	$229,954	$211,069
Furniture, fixtures and equipment	830,734	774,087
Leasehold improvements	895,581	844,356
Computer equipment and software	401,359	372,720
	2,357,628	2,202,232
Less: Accumulated depreciation and amortization	(1,238,336)	(1,053,797)
	$1,119,292	$1,148,435

4.  LINES OF CREDIT

At February 27, 2010, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of September 3, 2010 and February 28, 2011, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During fiscal 2009, the Company did not have any direct borrowings under the uncommitted lines of credit. As of February 27, 2010, there was approximately $6.1 million of outstanding letters of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates. In addition, as of February 27, 2010, the Company maintained unsecured standby letters of credit of $55.0 million, primarily for certain insurance programs.

At February 28, 2009, the Company maintained two uncommitted lines of credit of $100 million each. These uncommitted lines of credit were utilized for letters of credit in the ordinary course of business. During fiscal 2008, the Company did not have any direct borrowings under the uncommitted lines of credit. As of February 28, 2009, there was approximately $7.1 million of outstanding letters of credit and approximately $45.5 million of outstanding unsecured standby letters of credit, primarily for certain insurance programs.

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

As of February 27, 2010, the Company’s financial assets utilizing Level 1 inputs include long term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included short term and long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds and securities collateralized by student loans, and a related put option (See “Investment Securities,” Note 6).

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

The following table presents the valuation of the Company’s financial assets as of February 27, 2010 measured at fair value on a recurring basis by input level:

	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 3)	Total
Short term - available-for-sale securities:
Auction rate securities	$—	$15.0	$15.0
Short term - trading securities:
Auction rate securities	—	40.5	40.5
Short term - put option	—	2.3	2.3
Long term - available-for-sale securities:
Auction rate securities	—	120.8	120.8
Long term - trading securities:
Nonqualified deferred compensation plan assets	12.1	—	12.1
Total	$12.1	$178.6	$190.7

The following table presents the changes in the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Auction Rate Securities	Put Option	Total Significant Unobservable Inputs (Level 3)
Balance on February 28, 2009, net of temporary valuation adjustment	$212.8	$1.8	$214.6
Change in temporary valuation adjustment included in accumulated other comprehensive income (loss)	0.5	—	0.5
Unrealized loss included in earnings (1)	(0.5)	—	(0.5)
Change in valuation of Put Option	—	0.5	0.5
Redemptions at par	(36.5)	—	(36.5)
Balance on February 27, 2010, net of temporary valuation adjustment	$176.3	$2.3	$178.6

(1) Represents the amount of total losses for the period included in earnings relating to assets still held on February 27, 2010.

Subsequent to the end of fiscal 2009 through April 22, 2010, the Company additionally redeemed approximately $14.1 million of short term available-for-sale securities at par.

6.              INVESTMENT SECURITIES

The Company’s investment securities as of February 27, 2010 and February 28, 2009 are as follows:

(in millions)	February 27, 2010	February 28, 2009
Available-for-sale securities:
Short term	$15.0	$2.0
Long term	120.8	171.4

Trading securities:
Short term	40.5	—
Long term	12.1	47.8

Held-to-maturity securities:
Short term	373.6	—
Long term	—	0.1

Put option:
Short term	2.3	—
Long term	—	1.8

Total investment securities	$564.3	$223.1

Auction Rate Securities

As of February 27, 2010 and February 28, 2009, the Company’s available-for-sale investment securities represented approximately $137.9 million and approximately $176.0 million par value of auction rate securities, respectively, less temporary valuation adjustments of approximately $2.1 million and $2.6 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive income (loss), net of a related tax benefit, and did not affect the Company’s earnings. These securities at par are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200%. All of these available-for-sale investments carried triple-A credit ratings from one or more of the major credit rating agencies as of February 27, 2010 and February 28, 2009, and none of them are mortgage-backed debt obligations. The Company believes that the unrealized losses are temporary and reflect the investments’ current lack of liquidity. As of February 27, 2010 and February 28, 2009, the Company’s available-for-sale investments have been in a continuous unrealized loss position for 12 months or more. Due to their lack of liquidity, the Company classified $120.8 million and $171.4 million of these investments as long term investment securities at February 27, 2010 and February 28, 2009, respectively. In addition, the Company classified approximately $15.0 million of these securities as short term investment securities at February 27, 2010 due to expected redemptions at par during the first half of fiscal 2010.

As of February 27, 2010 and February 28, 2009, the Company’s trading investment securities included approximately $40.5 million at fair value ($42.8 million at par) and $41.4 million at fair value ($43.2 million at par), respectively, of auction rate securities which are invested in securities collateralized by student loans. As of February 27, 2010 and February 28, 2009, these securities were more than 100% collateralized with approximately 90% of such collateral in the aggregate being guaranteed by the United States government. All of these trading investment securities also carried triple-A ratings from one or more of the major credit rating agencies as of February 27, 2010 and February 28, 2009. During fiscal 2009, the Company recognized a pre-tax unrealized loss of approximately $0.5 million in the consolidated statement of earnings to reflect the decrease in the fair value of these securities. In fiscal 2008, the Company entered into an agreement (the “Agreement”) with the investment firm that sold the Company these securities. By entering into the Agreement, the Company (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime after the execution of the Agreement through July 2, 2012. The Company elected to measure the Put Option at fair value and recorded it as a long term investment. As of February 27, 2010, the fair value of the Put Option was approximately $2.3 million and during fiscal 2009, the Company recorded pre-tax income of approximately $0.5 million to reflect the increase in its fair value. The recording of the change in fair value of the Put Option and these securities resulted in no net impact to the consolidated statement of earnings for fiscal 2009. The Company anticipates that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material impact to the consolidated statement of earnings.

Because the Company intends to exercise its Put Option right as soon as practicably possible during fiscal 2010, these securities of $40.5 million and the related Put Option of $2.3 million were classified as short term investment securities as of February 27, 2010.

During fiscal 2009 and 2008, approximately $38.5 million and $107.6 million, respectively, of auction rate securities were redeemed at par. Subsequent to the end of fiscal 2009 through April 22, 2010, the Company additionally redeemed approximately $14.1 million of short term available-for-sale securities at par.

U.S. Treasury Securities

As of February 27, 2010, the Company’s short term held-to-maturity securities included approximately $373.6 million of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value.

Other trading investment securities

The Company’s other trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $12.1 million and $6.4 million as of February 27, 2010 and February 28, 2009, respectively.

7.             PROVISION FOR INCOME TAXES

The components of the provision for income taxes are as follows:

	FISCAL YEAR ENDED
(in thousands)	February 27, 2010	February 28, 2009	March 1, 2008

Current:
Federal	$346,875	$233,216	$276,986
State and local	61,080	47,294	23,123
	407,955	280,510	300,109

Deferred:
Federal	(17,851)	(19,419)	5,483
State and local	(4,882)	(2,906)	(3,168)
	(22,733)	(22,325)	2,315
	$385,222	$258,185	$302,424

At February 27, 2010 and February 28, 2009, included in other current assets and in other assets is a net current deferred income tax asset of $167.2 million and $145.8 million, respectively, and a net noncurrent deferred income tax asset of $96.6 million and $96.2 million, respectively. These amounts represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities consist of the following:

	February 27,	February 28,
(in thousands)	2010	2009

Deferred tax assets:
Inventories	$34,659	$23,904
Deferred rent and other rent credits	64,707	59,785
Insurance	44,386	40,198
Stock-based compensation	60,994	65,081
Merchandise credits and gift card liabilities	27,409	33,539
Accrued expenses	64,388	57,113
Other	25,543	17,637

Deferred tax liabilities:
Depreciation	(15,593)	(20,841)
Goodwill	(25,648)	(20,502)
Other	(17,000)	(13,918)
	$263,845	$241,996

The Company has not established a valuation allowance for the net deferred tax asset as it is considered more likely than not that it is realizable through a combination of future taxable income, the deductibility of future net deferred tax liabilities and tax planning strategies.

The Company adopted updated accounting guidance related to income taxes on March 4, 2007 (“Adoption Date”). This guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. This guidance also provided direction on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Upon adoption of this accounting guidance, the Company recognized a $13.1 million increase to retained earnings to reflect the change to its liability for gross unrecognized tax benefits as required. The Company also recorded additional gross unrecognized tax benefits, and corresponding higher deferred tax assets, of $35.6 million as a result of the adoption. At March 4, 2007 the total amount of gross unrecognized tax benefits was $163.3 million, of which $119.9 million would impact the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to gross unrecognized tax benefits in the provision for income taxes. As of March 4, 2007, the liability for gross unrecognized tax benefits included approximately $27.5 million of accrued interest.

The following table summarizes the activity related to the gross unrecognized tax benefits from uncertain tax positions:

	February 27,	February 28,
(in thousands)	2010	2009

Balance at beginning of year	$96,697	$83,139

Increase related to current year positions	17,993	13,790
Increase related to prior year positions	31,904	8,962
Decrease related to prior year positions	(31,949)	(5,249)
Settlements	(26)	(2,843)
Lapse of statute of limitations	(1,533)	(1,102)

Balance at end of year	$113,086	$96,697

At February 27, 2010, the Company has recorded approximately $9.7 million and $103.4 million of gross unrecognized tax benefits in current and non-current taxes payable, respectively, on the consolidated balance sheet of which approximately $107.8 million would impact the Company’s effective tax rate. At February 28, 2009, the Company has recorded approximately $8.5 million and $88.2 million of gross unrecognized tax benefits in current and non-current taxes payable, respectively, on the consolidated balance sheet of which approximately $89.3 million would impact the Company’s effective tax rate. As of February 27, 2010 and February 28, 2009, the liability for gross unrecognized tax benefits included approximately $21.6 million and $18.2 million, respectively, of accrued interest. The Company recorded an increase of interest of approximately $6.1 million and $4.6 million for the years ended February 27, 2010 and February 28, 2009, respectively, for gross unrecognized tax benefits in the consolidated statement of earnings.

The Company anticipates that any adjustments to gross unrecognized tax benefits which will impact income tax expense, due to the settlement of audits and the expiration of statutes of limitations, will not exceed $1.6 million in the next twelve months. However, actual results could differ from those currently anticipated.

As of February 27, 2010, the Company operated in 49 states, the District of Columbia, Puerto Rico and Canada and files income tax returns in the United States and various state, local and international jurisdictions. The Company is currently under examination by the Internal Revenue Service for tax years 2001 through 2008. The Company is also open to examination for state and local jurisdictions with varying statutes of limitations, generally ranging from three to five years.

For fiscal 2009, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 3.29%, provision for uncertain tax positions of 1.96% and other income tax benefits of 1.15%. For fiscal 2008, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 2.90% and other income tax benefits of 0.12%. For fiscal 2007, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 2.57% and other income tax benefits of 2.62%. Included in other income tax benefits for fiscal 2007 are the settlement of certain discrete tax items from ongoing examinations, the recognition of favorable discrete state tax items and from changing the blended state tax rate of deferred income taxes.

8.              TRANSACTIONS AND BALANCES WITH RELATED PARTIES

A.           In fiscal 2002, the Company had an interest in certain life insurance policies on the lives of its Co-Chairmen and their spouses. The Company’s interest in these policies was equivalent to the net premiums paid by the Company. The agreements relating to the Company’s interest in the life insurance policies on the lives of its Co-Chairmen and their spouses were terminated in fiscal 2003. Upon termination in fiscal 2003, the Co-Chairmen paid to the Company $5.4 million, representing the total amount of premiums paid by the Company under the agreements and the Company was released from its contractual obligation to make substantial future premium payments. In order to confer a benefit to its Co-Chairmen in substitution for the aforementioned terminated agreements, the Company has agreed to pay to the Co-Chairmen, at a future date, an aggregate amount of $4.2 million, which is included in accrued expenses and other current liabilities as of February 27, 2010 and February 28, 2009.

B.             In fiscal 2009, 2008 and 2007, the Company leased office and retail space from entities controlled by management of CTS. In fiscal 2009, 2008 and 2007, the Company leased retail space from entities controlled by management of buybuy BABY. The Company paid such entities occupancy costs of approximately $6.9 million, $7.1 million and $7.1 million in fiscal 2009, 2008 and 2007, respectively.

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

9.              LEASES

The Company leases retail stores, as well as warehouses, office facilities and equipment, under agreements expiring at various dates through 2041. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial in fiscal 2009, 2008 and 2007), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

As of February 27, 2010, future minimum lease payments under non-cancelable operating leases are as follows:

Amount
Fiscal Year	(in thousands)

2010	$440,751
2011	415,301
2012	378,101
2013	336,817
2014	289,384
Thereafter	1,195,909
Total future minimum lease payments	$3,056,263

Expenses for all operating leases were $423.3 million, $405.5 million and $380.5 million for fiscal 2009, 2008 and 2007, respectively.

10.       EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company has four defined contribution savings plans covering all eligible employees of the Company (“the Plans”). Participants of the Plans may defer annual pre-tax compensation subject to statutory and Plan limitations. In addition, a certain percentage of an employee’s contributions are matched by the Company and vest over a specified period of time, subject to certain statutory and Plan limitations. The Company’s match was approximately $7.6 million, $6.9 million and $5.9 million for fiscal 2009, 2008 and 2007, respectively, which was expensed as incurred.

Nonqualified Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan (“NQDC”) for the benefit of employees defined by the Internal Revenue Service as highly compensated. Participants of the NQDC may defer annual pre-tax compensation subject to statutory and plan limitations. In addition, a certain percentage of an employee’s contributions may be matched by the Company and vest over a specified period of time, subject to certain plan limitations. The Company’s match was approximately $0.4 million, $0.4 million and $0.7 million for fiscal 2009, 2008 and 2007, respectively, which was expensed as incurred.

Changes in the fair value of the trading securities related to the NQDC and the corresponding change in the associated liability are included within interest income and selling, general and administrative expenses respectively, in the consolidated statements of earnings. Historically, these changes have resulted in no impact to the consolidated statements of earnings.

Defined Benefit Plan

The Company has a non-contributory defined benefit pension plan for the CTS employees, hired on or before July 31, 2003, who meet specified age and length-of-service requirements. The benefits are based on years of service and the employee’s compensation near retirement. The Company recognizes the overfunded or underfunded status of the pension plan as an asset or liability in its statement of financial position and recognizes changes in the funded status in the year in which the changes occur. In fiscal 2008, the Company adopted a fiscal year end measurement date and recorded an immaterial adjustment to retained earnings; prior to fiscal 2008, the Company utilized a December 31 measurement date. For the years ended February 27, 2010, February 28, 2009 and March 1, 2008, the net periodic pension cost was not material to the Company’s results of operations. The Company has a $6.8 million and $7.2 million liability, which is included in deferred rent and other liabilities as of February 27, 2010 and February 28, 2009, respectively. In addition, as of February 27, 2010 and February 28, 2009, the Company recognized a gain of $0.3 million, net of taxes of $0.2 million, and a loss of $0.9 million, net of taxes of $0.5 million, respectively, within accumulated other comprehensive income (loss).

11.  COMMITMENTS AND CONTINGENCIES

The Company maintains employment agreements with its Co-Chairmen, which extend through June 2010. The agreements provide for a base salary (which may be increased by the Board of Directors), termination payments, postretirement benefits and other terms and conditions of employment. In addition, the Company maintains employment agreements with other executives which provide for severance pay and, in some instances, certain other supplemental retirement benefits.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

12.       SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of $338.9 million, $261.3 million and $359.9 million in fiscal 2009, 2008 and 2007, respectively.

The Company recorded an accrual for capital expenditures of $21.7 million, $21.6 million and $36.6 million as of February 27, 2010, February 28, 2009 and March 1, 2008, respectively.

13. STOCK-BASED COMPENSATION

The Company measures all employee stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options. The Company’s restricted stock awards are considered nonvested share awards.

Stock-based compensation expense for the fiscal year ended February 27, 2010, February 28, 2009 and March 1, 2008 was approximately $44.2 million ($26.9 million after tax or $0.10 per diluted share), approximately $43.7 million ($27.2 million after tax or $0.11 per diluted share) and approximately $43.8 million ($28.4 million after tax or $0.11 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for each of the years ended February 27, 2010 and February 28, 2009 was approximately $1.2 million.

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

Prior to fiscal 2004, the Company had adopted various stock option plans (the “Prior Plans”), all of which solely provided for the granting of stock options. Upon adoption of the 2004 Plan, the common stock available under the Prior Plans become available for issuance under the 2004 Plan. No further option grants may be made under the Prior Plans, although outstanding awards under the Prior Plans will continue to be in effect.

Under the 2004 Plan and the Prior Plans, an aggregate of 83.4 million shares of common stock were authorized for issuance. The Company generally issues new shares for stock option exercises and restricted stock awards. As of February 27, 2010, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $25.9 million and $96.9 million, respectively, which is expected to be recognized over a weighted average period of 2.5 years and 4.3 years, respectively.

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

	FISCAL YEAR ENDED
Black-Scholes Valuation Assumptions (1)	February 27, 2010	February 28, 2009	March 1, 2008

Weighted Average Expected Life (in years) (2)	6.3	6.1	6.4
Weighted Average Expected Volatility (3)	40.39%	34.13%	25.00%
Weighted Average Risk Free Interest Rates (4)	2.45%	3.17%	4.58%
Expected Dividend Yield	—	—	—

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

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the fiscal year ended February 27, 2010 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	17,482	$32.41
Granted	733	28.33
Exercised	(4,503)	22.12
Forfeited or expired	(255)	33.15
Options outstanding, end of period	13,457	$35.62
Options exercisable, end of period	10,116	$35.82

The weighted average fair value for the stock options granted in fiscal 2009, 2008 and 2007 was $12.33, $12.95 and $15.07, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of February 27, 2010 was 3.2 years and $80.9 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of February 27, 2010 was 2.7 years and $58.6 million, respectively. The total intrinsic values for stock options exercised during fiscal 2009, 2008 and 2007 were $61.9 million, $20.4 million and $28.2 million, respectively.

Net cash proceeds from the exercise of stock options for fiscal 2009 were $99.7 million and the associated income tax benefits were $0.3 million.

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

Changes in the Company’s restricted stock for the fiscal year ended February 27, 2010 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	3,624	$35.79
Granted	1,510	28.93
Vested	(547)	36.11
Forfeited	(141)	33.64
Unvested restricted stock, end of period	4,446	$33.49

14.       SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	FISCAL 2009 QUARTER ENDED				FISCAL 2008 QUARTER ENDED
(in thousands, except per share data)	May 30, 2009	August 29, 2009	November 28, 2009	February 27, 2010	May 31, 2008	August 30, 2008	November 29, 2008	February 28, 2009

Net sales	$1,694,340	$1,914,909	$1,975,465	$2,244,079	$1,648,491	$1,853,892	$1,782,683	$1,923,274
Gross profit	666,818	773,393	812,412	955,496	656,000	739,321	692,857	785,058
Operating profit	142,304	222,031	245,611	370,741	118,819	187,421	136,374	231,282
Earnings before provision for income taxes	144,071	223,507	246,348	371,329	123,349	190,367	137,770	231,822
Provision for income taxes	56,899	87,976	95,060	145,287	46,572	71,099	50,070	90,444
Net earnings	$87,172	$135,531	$151,288	$226,042	$76,777	$119,268	$87,700	$141,378
EPS-Basic (1)	$0.34	$0.53	$0.59	$0.88	$0.30	$0.46	$0.34	$0.55
EPS-Diluted (1)	$0.34	$0.52	$0.58	$0.86	$0.30	$0.46	$0.34	$0.55

(1) Net earnings per share (“EPS”) amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Bed Bath & Beyond Inc.:

We have audited the accompanying consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries (the Company) as of February 27, 2010 and February 28, 2009, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 27, 2010. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bed Bath & Beyond Inc. and subsidiaries as of February 27, 2010 and February 28, 2009, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 27, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the Notes to the consolidated financial statements, the Company has, in the fiscal year ended February 28, 2009, changed its methods of accounting for the fair value option for certain financial assets and financial liabilities and for fair value measurements, and in the fiscal year ended March 1, 2008, changed its method of recognizing and measuring the tax effects related to uncertain tax positions, each due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 27, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 27, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Short Hills, New Jersey
April 27, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Bed Bath & Beyond Inc.:

We have audited Bed Bath & Beyond Inc. and subsidiaries (the Company) internal control over financial reporting as of February 27, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting, appearing in Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 27, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries as of February 27, 2010 and February 28, 2009, and the related consolidated statements of earnings, shareholders’ equity and cash flows and the related financial statement schedule for each of the  fiscal years in the three-year period ended February 27, 2010, and our report dated April 27, 2010 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP
Short Hills, New Jersey
April 27, 2010

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Based on their evaluation as of February 27, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of February 27, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of February 27, 2010, our internal control over financial reporting is effective based on these criteria.

(c) Attestation Report of the Independent Registered Public Accounting Firm

KPMG LLP issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended February 27, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)          Directors of the Company

Information relative to Directors of the Company is set forth under the section captioned “Election of Directors” in the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (“the Proxy Statement”) and is incorporated herein by reference.

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

The following table provides certain information as of February 27, 2010 with respect to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)
Stock Options	12,392,521	35.57	15,659,271
Equity compensation plans not approved by shareholders (2)
Stock Options	1,064,357	36.05
Total (3)	13,456,878	35.62	15,659,271

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

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)                Consolidated Financial Statements of Bed Bath & Beyond Inc. and subsidiaries are incorporated under Item 8 of this Form 10-K.

(a) (2)     Financial Statement Schedules

For the Fiscal Years Ended February 27, 2010, February 28, 2009, and March 1, 2008.

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

Signature	Capacity	Date

/s/ Warren Eisenberg	Co-Chairman and Director	April 27, 2010
Warren Eisenberg

/s/ Leonard Feinstein	Co-Chairman and Director	April 27, 2010
Leonard Feinstein

/s/ Steven H. Temares	Chief Executive Officer	April 27, 2010
Steven H. Temares	and Director

/s/ Eugene A. Castagna	Chief Financial Officer and Treasurer	April 27, 2010
Eugene A. Castagna	(Principal Financial and Accounting
Officer)

/s/ Dean S. Adler	Director	April 27, 2010
Dean S. Adler

/s/ Stanley Barshay	Director	April 27, 2010
Stanley Barshay

/s/ Klaus Eppler	Director	April 27, 2010
Klaus Eppler

/s/ Patrick R. Gaston	Director	April 27, 2010
Patrick R. Gaston

/s/ Jordan Heller	Director	April 27, 2010
Jordan Heller

/s/ Victoria A. Morrison	Director	April 27, 2010
Victoria A. Morrison

/s/ Fran Stoller	Director	April 27, 2010
Fran Stoller

Bed Bath & Beyond Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Fiscal Years Ended February 27, 2010, February 28, 2009, and March 1, 2008

(amounts in millions)

Column A	Column B	Column C	Column C	Column D	Column E
	Balance at	Additions	Additions	Adjustments	Balance at
	Beginning of	Charged to	Charged to	and/or	End of
Description	Period	Income	Other Accounts	Deductions	Period
Sales Returns and Allowance

Year Ended:
February 27, 2010	$17.8	$504.7	$—	$493.5	$29.0
February 28, 2009	14.5	446.7	—	443.4	17.8
March 1, 2008	15.1	382.2	—	382.8	14.5

EXHIBIT INDEX

Unless otherwise indicated, exhibits are incorporated by reference to the correspondingly numbered exhibits to the Company’s Registration Statement on Form S-1 (Commission File No. 33-47250).

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

3.5	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.6 to the Company’s Form 10-K for the year ended February 27, 1999)

3.6

Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 1, 2001)

3.7	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated July 1, 2009)

3.8	Amended By-Laws of Bed Bath & Beyond Inc. (as amended effective as of September 23, 2009) (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated September 29, 2009)

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

10.29*

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

10.31*

Amended and Restated Employment Agreement between the Company and Leonard Feinstein, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 29, 2008)

10.32*	Bed Bath & Beyond Inc. Policy on Recovery of Incentive Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 30, 2009)

10.33*	Performance-Based Form of Restricted Stock Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 30, 2009)

10.34*

Form of Amendment to Employment Agreement of Steven H. Temares, Eugene A. Castagna, Matthew Fiorilli and Arthur Stark, dated May, 2007 in the case of Messrs. Temares, Fiorilli and Stark, and July, 2007 in the case of Mr. Castagna (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 29, 2009)

10.35*

Amended and Restated Supplemental Executive Retirement Benefit Agreement between the Company and Steven H. Temares, dated November 16, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 19, 2009)

10.36*

Escrow Agreement with Respect to Supplemental Executive Retirement Benefit Agreement between the Company and Steven H. Temares, dated November 16, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated November 19, 2009)

21**	Subsidiaries of the Company
Commission File No. 33-1

23**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	This is a management contract or compensatory plan or arrangement.

**	Filed herewith.

***                                                                                In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.