Form 10-Q
period 2010-05-29
BED BATH & BEYOND INC
filed 2010-07-07
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended May 29, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 29, 2010
Common Stock - $0.01 par value	263,885,848

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

 (in thousands, except per share data)

 (unaudited)

	May 29,	February 27,
	2010	2010

Assets
Current assets:
Cash and cash equivalents	$1,083,985	$1,096,100
Short term investment securities	560,174	431,476
Merchandise inventories	1,846,140	1,759,703
Other current assets	292,054	276,066

Total current assets	3,782,353	3,563,345

Long term investment securities	133,835	132,860
Property and equipment, net	1,103,367	1,119,292
Other assets	341,471	336,633

Total assets	$5,361,026	$5,152,130

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$678,685	$611,163
Accrued expenses and other current liabilities	271,193	281,730
Merchandise credit and gift card liabilities	175,404	172,804
Current income taxes payable	89,400	83,857

Total current liabilities	1,214,682	1,149,554

Deferred rent and other liabilities	257,312	246,273
Income taxes payable	105,813	103,399

Total liabilities	1,577,807	1,499,226

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued 323,417 and 320,553 shares, respectively; outstanding 263,886 and 262,898 shares, respectively	3,234	3,206
Additional paid-in capital	1,099,250	1,020,515
Retained earnings	4,892,507	4,754,954
Treasury stock, at cost; 59,531 and 57,655 shares, respectively	(2,211,701)	(2,126,499)
Accumulated other comprehensive (loss) income	(71)	728

Total shareholders’ equity	3,783,219	3,652,904

Total liabilities and shareholders’ equity	$5,361,026	$5,152,130

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

 Consolidated Statements of Earnings

 (in thousands, except per share data)

(unaudited)

	Three Months Ended
	May 29,	May 30,
	2010	2009

Net sales	$1,923,051	$1,694,340

Cost of sales	1,148,015	1,027,522

Gross profit	775,036	666,818

Selling, general and administrative expenses	549,642	524,514

Operating profit	225,394	142,304

Interest income	516	1,767

Earnings before provision for income taxes	225,910	144,071

Provision for income taxes	88,357	56,899

Net earnings	$137,553	$87,172

Net earnings per share - Basic	$0.53	$0.34
Net earnings per share - Diluted	$0.52	$0.34

Weighted average shares outstanding - Basic	259,400	256,942
Weighted average shares outstanding - Diluted	263,638	258,764

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	May 29,	May 30,
	2010	2009

Cash Flows from Operating Activities:

Net earnings	$137,553	$87,172
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	45,013	44,779
Stock-based compensation	11,836	11,010
Tax benefit from stock-based compensation	(2,679)	(55)
Deferred income taxes	(1,303)	(5,081)
Other	(304)	54
(Increase) decrease in assets:
Merchandise inventories	(86,437)	(61,480)
Trading investment securities	(1,139)	(2,439)
Other current assets	(19,122)	(16,998)
Other assets	128	170
Increase (decrease) in liabilities:
Accounts payable	77,767	98,819
Accrued expenses and other current liabilities	(10,681)	2,220
Merchandise credit and gift card liabilities	2,600	(4,992)
Income taxes payable	7,957	34,856
Deferred rent and other liabilities	11,094	6,274

Net cash provided by operating activities	172,283	194,309

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	(377,860)	—
Redemption of held-to-maturity investment securities	217,520	—
Redemption of available-for-sale investment securities	30,850	7,600
Capital expenditures	(39,032)	(26,588)

Net cash used in investing activities	(168,522)	(18,988)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	68,364	23,303
Excess tax benefit from stock-based compensation	962	1,712
Repurchase of common stock, including fees	(85,202)	(13,111)

Net cash (used in) provided by financing activities	(15,876)	11,904

Net (decrease) increase in cash and cash equivalents	(12,115)	187,225

Cash and cash equivalents:

Beginning of period	1,096,100	668,209
End of period	$1,083,985	$855,434

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of May 29, 2010 and February 27, 2010 and the results of its operations and its cash flows for the three months ended May 29, 2010 and May 30, 2009, respectively.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by U.S. generally accepted accounting principles (“GAAP”). Reference should be made to Bed Bath & Beyond Inc.’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010 for additional disclosures, including a summary of the Company’s significant accounting policies, and to subsequently filed Forms 8-K.

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in the calendar months of August, November and December, and generally lower in February.

2) Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued updated accounting guidance related to fair value measurements and disclosures which amends and clarifies existing disclosure requirements. This updated accounting guidance requires new disclosures related to amounts transferred into and out of Level 1 and 2 fair value measurements as well as separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements. This guidance also clarifies existing fair value disclosure requirements related to the level of disaggregation and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements which is effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. During the first quarter of fiscal 2010, the Company adopted this guidance, including the guidance related to disclosures of purchases, sales, issuances, and settlements for amounts reported as Level 3 fair value measurements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements (See “Fair Value Measurements,” Note 3).

3) Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. “the exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. The hierarchy for inputs used in measuring fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

As of May 29, 2010, the Company’s financial assets utilizing Level 1 inputs include long term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included short term and long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds and securities collateralized by student loans, and a related put option (See “Investment Securities,” Note 5).

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

The following table presents the valuation of the Company’s financial assets as of May 29, 2010 measured at fair value on a recurring basis by input level:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
Short term - trading securities:
Auction rate securities	$—	$25.9	$25.9
Short term - put option	—	0.1	0.1
Long term - available-for-sale securities:
Auction rate securities	—	120.6	120.6
Long term - trading securities:
Nonqualified deferred compensation plan assets	13.2	—	13.2
Total	$13.2	$146.6	$159.8

The following table presents the changes in the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Auction Rate Securities	Put Option	Total Significant Unobservable Inputs (Level 3)
Balance on February 27, 2010, net of temporary valuation adjustment	$176.3	$2.3	$178.6
Change in temporary valuation adjustment included in accumulated other comprehensive (loss) income	(1.1)	—	(1.1)
Unrealized gain included in earnings (1)	2.2	—	2.2
Change in valuation of Put Option	—	(2.2)	(2.2)
Redemptions at par	(30.9)	—	(30.9)
Balance on May 29, 2010, net of temporary valuation adjustment	$146.5	$0.1	$146.6

(1) Includes $1.3 million of total gains for the period included in earnings relating to assets still held on May 29, 2010.

Subsequent to the end of the first quarter of fiscal 2010 through July 1, 2010, the Company additionally redeemed approximately $26.0 million of short term trading securities at par.

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

4) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $66.0 million and $56.0 million as of May 29, 2010 and February 27, 2010, respectively.

5) Investment Securities

The Company’s investment securities as of May 29, 2010 and February 27, 2010 are as follows:

(in millions)	May 29, 2010	February 27, 2010
Available-for-sale securities:
Short term	$—	$15.0
Long term	120.6	120.8

Trading securities:
Short term	25.9	40.5
Long term	13.2	12.1

Held-to-maturity securities:
Short term	534.2	373.6

Put option:
Short term	0.1	2.3

Total investment securities	$694.0	$564.3

Auction Rate Securities

As of May 29, 2010 and February 27, 2010, the Company’s available-for-sale investment securities represented approximately $123.8 million and approximately $137.9 million par value of auction rate securities, respectively, less temporary valuation adjustments of approximately $3.2 million and $2.1 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive (loss) income, net of a related tax benefit, and did not affect the Company’s earnings. These securities at par are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200%. All of these available-for-sale investments carried triple-A credit ratings from one or more of the major credit rating agencies as of May 29, 2010 and February 27, 2010, and none of them are mortgage-backed debt obligations. The Company believes that the unrealized losses are temporary and reflect the investments’ current lack of liquidity. As of May 29, 2010 and February 27, 2010, the Company’s available-for-sale investments have been in a continuous unrealized loss position for 12 months or more. Due to their lack of liquidity, the Company classified approximately $120.6 million and $120.8 million of these investments as long term investment securities at May 29, 2010 and February 27, 2010, respectively. During the three months ended May 29, 2010, approximately $14.1 million of these securities were redeemed at par.

As of May 29, 2010 and February 27, 2010, the Company’s trading investment securities included approximately $25.9 million at fair value ($26.0 million at par) and $40.5 million at fair value ($42.8 million at par), respectively, of additional auction rate securities which are invested in securities collateralized by student loans. As of May 29, 2010 and February 27, 2010, these securities were more than 100% collateralized with approximately 84% and 90%, respectively, of such collateral in the aggregate being guaranteed by the United States government. All of these trading investment securities also carried triple-A ratings from one or more of the major credit rating agencies as of May 29, 2010 and February 27, 2010. During the first quarter of fiscal 2010, the Company recognized a pre-tax unrealized gain of approximately $2.2 million in the consolidated statement of earnings to reflect the increase in the fair value of these securities. In fiscal 2008, the Company entered into an agreement (the “Agreement”) with the investment firm that sold the Company these securities. By entering into the Agreement, the Company (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime after the execution of the Agreement through July 2, 2012. The Company elected to measure the Put Option at fair value and recorded it as a long term investment. As of May 29, 2010, the fair value of the Put Option was approximately $0.1 million and during the first quarter of fiscal 2010, the Company recorded a pre-tax loss of approximately $2.2 million to reflect the decrease in its fair value. The recording of the change in fair value of the Put Option and the unrealized gain related to these securities resulted in no net impact to the consolidated statement of earnings for the first quarter of fiscal 2010. During the three months ended May 29, 2010, approximately $16.8 million of these securities were redeemed at par.

These securities of approximately $25.9 million and the related Put Option of approximately $0.1 million were classified as short term investment securities as of May 29, 2010. Subsequent to the end of the first quarter of fiscal 2010, pursuant to the Agreement, the Company redeemed at par the remaining $26.0 million of these securities.

U.S. Treasury Securities

As of May 29, 2010, the Company’s short term held-to-maturity securities included approximately $534.2 million of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value.

Other trading investment securities

The Company’s other trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $13.2 million and $12.1 million as of May 29, 2010 and February 27, 2010, respectively.

6) Property and Equipment

As of May 29, 2010 and February 27, 2010, included in property and equipment, net is accumulated depreciation and amortization of $1.3 billion and $1.2 billion, respectively.

7) Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options. The Company’s restricted stock awards are considered nonvested share awards.

Stock-based compensation expense for the three months ended May 29, 2010 and May 30, 2009 was approximately $11.8 million ($7.2 million after tax or $0.03 per diluted share) and approximately $11.0 million ($6.7 million after tax or $0.03 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the three months ended May 29, 2010 and May 30, 2009 was approximately $0.3 million.

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

Under the 2004 Plan and the Prior Plans, an aggregate of 83.4 million shares of common stock were authorized for issuance. The Company generally issues new shares for stock option exercises and restricted stock awards. As of May 29, 2010, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $31.2 million and $126.0 million, respectively, which is expected to be recognized over a weighted average period of 3.4 years and 4.7 years, respectively.

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

	Three Months Ended
Black-Scholes Valuation Assumptions (1)	May 29, 2010	May 30, 2009

Weighted Average Expected Life (in years) (2)	6.1	6.3
Weighted Average Expected Volatility (3)	33.70%	40.39%
Weighted Average Risk Free Interest Rates (4)	2.56%	2.45%
Expected Dividend Yield	—	—

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

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the three months ended May 29, 2010 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	13,457	$35.62
Granted	515	45.20
Exercised	(2,046)	33.41
Forfeited or expired	(10)	38.06
Options outstanding, end of period	11,916	$36.41
Options exercisable, end of period	9,410	$36.46

The weighted average fair value for the stock options granted during the first quarter of fiscal 2010 and 2009 was $17.05 and $12.33, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of May 29, 2010 was 3.4 years and $101.2 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of May 29, 2010 was 2.8 years and $79.1 million, respectively. The total intrinsic value for stock options exercised during the first quarter of fiscal 2010 and 2009 was $24.8 million and $19.8 million, respectively.

Net cash proceeds from the exercise of stock options for fiscal 2010 were $68.4 million and the net associated income tax detriment was $1.7 million.

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

Changes in the Company’s restricted stock for the three months ended May 29, 2010 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	4,446	$33.49
Granted	839	45.18
Vested	(602)	36.47
Forfeited	(22)	31.98
Unvested restricted stock, end of period	4,661	$35.22

8) Shareholders’ Equity

Between December 2004 and September 2007, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $2.950 billion of its shares of common stock. The Company was authorized to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company also purchases shares of its common stock to cover employee related taxes withheld on vested restricted stock awards. In the first three months of fiscal 2010, the Company repurchased approximately 1.9 million shares of its common stock for a total cost of approximately $85.2 million, bringing the aggregate total of common stock repurchased to approximately 59.5 million shares for a total cost of approximately $2.2 billion since the initial authorization in December 2004.

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

Stock-based awards of approximately 1.2 million and 15.3 million were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive for the three months ended May 29, 2010 and May 30, 2009, respectively.

10) Lines of Credit

At May 29, 2010, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of September 3, 2010 and February 28, 2011, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first three months of fiscal 2010, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

11) Supplemental Cash Flow Information

The Company paid income taxes of $83.5 million and $27.3 million in the first three months of fiscal 2010 and 2009, respectively.

The Company recorded an accrual for capital expenditures of $11.5 million and $11.4 million as of May 29, 2010 and May 30, 2009, respectively.

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

While the economic environment appears to be showing some signs of stabilizing, it appears that the consumer continues to face economic challenges and the pressures of the macroeconomic environment still persist. The Company cannot predict whether, when or the manner in which these economic conditions will change.

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

For the three months ended May 29, 2010, the Company experienced an approximate 8.4% increase in comparable store sales as compared with an approximate 1.6% decrease in comparable store sales for the three months ended May 30, 2009. Net sales and comparable store sales for the first quarter of fiscal 2010 reflected continued consumer acceptance of the Company’s merchandise offerings. Net sales and comparable store sales for the first quarter of fiscal 2009 were negatively affected by the economic slowdown, including issues specific to the housing industry.

The following represents an overview of the Company’s financial performance for the periods indicated:

•                  For the three months ended May 29, 2010, the Company’s net sales were $1.923 billion, an increase of approximately 13.5% as compared to the three months ended May 30, 2009.

•                  Comparable store sales for the first quarter of fiscal 2010 increased by approximately 8.4% as compared with a decrease of approximately 1.6% for the corresponding period last year.

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

•                  Gross profit for the three months ended May 29, 2010 was $775.0 million, or 40.3% of net sales, compared with $666.8 million, or 39.4% of net sales, for the three months ended May 30, 2009.

•                  Selling, general and administrative expenses (“SG&A”) for the three months ended May 29, 2010 were $549.6 million, or 28.6% of net sales, compared with $524.5 million, or 31.0% of net sales, for the three months ended May 30, 2009.

•                  The effective tax rate was 39.1% and 39.5% for the three months ended May 29, 2010 and May 30, 2009, respectively.

•                  For the three months ended May 29, 2010, the Company’s net earnings per diluted share were $0.52 ($137.6 million) compared with net earnings per diluted share of $0.34 ($87.2 million) for the three months ended May 30, 2009.

Capital expenditures for the three months ended May 29, 2010 and May 30, 2009 were $39.0 million and $26.6 million, respectively.

Results of Operations

Net Sales

Net sales for the three months ended May 29, 2010 were $1.923 billion, an increase of $228.7 million or approximately 13.5% over net sales of $1.694 billion for the corresponding quarter last year. For the three months ended May 29, 2010, approximately 61.4% of the increase in net sales was attributable to the increase in comparable store sales and the balance of the increase was primarily attributable to an increase in the Company’s new store sales.

For the three months ended May 29, 2010, comparable store sales for 1,015 stores represented $1.810 billion of net sales and for the three months ended May 30, 2009, comparable store sales for 944 stores represented $1.597 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. The increase in comparable store sales for the three months ended May 29, 2010 was approximately 8.4%, as compared with a decrease of approximately 1.6% for the comparable period last year. Net sales and comparable store sales for the first quarter of fiscal 2010 reflected continued consumer acceptance of the Company’s merchandise offerings. Net sales and comparable store sales for the first quarter of fiscal 2009 were negatively affected by the economic slowdown, including issues specific to the housing industry.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 41% and 59% of net sales, respectively, for the three months ended May 29, 2010 and approximately 42% and 58% of net sales, respectively, for the three months ended May 30, 2009.

Gross Profit

Gross profit for the three months ended May 29, 2010 was $775.0 million, or 40.3% of net sales, compared with $666.8 million, or 39.4% of net sales, for the three months ended May 30, 2009. The increase in gross profit as a percentage of net sales for the three months ended May 29, 2010 was primarily due to decreases in coupon redemptions and inventory acquisition costs as a percentage of net sales, partially offset by a shift in the mix of merchandise sold to lower margin categories.

Selling, General and Administrative Expenses

SG&A for the three months ended May 29, 2010 was $549.6 million, or 28.6% of net sales, compared with $524.5 million, or 31.0% of net sales, for the three months ended May 30, 2009. The decrease in SG&A as a percentage of net sales for the three months ended May 29, 2010 was primarily due to a decrease in advertising expenses resulting from a continued reduction in the distribution of advertising pieces, as well as relative decreases in occupancy expenses. Occupancy (including rent, depreciation and real estate taxes) as well as other fixed costs, benefited from the 8.4% increase in comparable store sales.

Operating Profit

Operating profit for the three months ended May 29, 2010 was $225.4 million, or 11.7% of net sales, compared with $142.3 million, or 8.4% of net sales, during the comparable period last year. The increase in operating profit as a percentage of net sales was a result of the changes in the gross profit margin and SG&A as a percentage of net sales as described above.

Income Taxes

The effective tax rate for the three months ended May 29, 2010 was 39.1% compared with 39.5% for the three months ended May 30, 2009. The tax rate for the three months ended May 29, 2010 and May 30, 2009 included an approximate $0.7 million and $0.9 million expense, respectively, due to the recognition of certain discrete tax items.

The Company expects continued volatility in the effective tax rate from quarter to quarter because the Company is required each quarter to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net Earnings

As a result of the factors described above, net earnings were $137.6 million for the first quarter of fiscal 2010 compared with $87.2 million for the first quarter of fiscal 2009.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions.

As a result of this program, the Company operated 967 BBB stores, 61 CTS stores, 45 Harmon stores and 31 buybuy BABY stores at the end of the fiscal first quarter of 2010, compared with 935 BBB stores, 53 CTS stores, 40 Harmon stores and 16 buybuy BABY stores at the end of the corresponding quarter last year. At May 29, 2010, Company-wide total store square footage was approximately 33.9 million square feet. In addition, the Company is a partner in a joint venture which operates two stores in the Mexico City market under the name “Home & More.”

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long-term objectives. During the first quarter of fiscal 2010, the Company opened two BBB stores and two buybuy BABY stores. For all of fiscal 2010, the Company expects to open approximately 55 to 60 new stores across all of its concepts. The continued growth of the Company is dependent, in large part, upon the Company’s ability to execute its expansion program successfully.

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

Fiscal 2010 compared to Fiscal 2009

Net cash provided by operating activities for the three months ended May 29, 2010 was $172.3 million, compared with $194.3 million in the corresponding period in fiscal 2009. Year over year, the Company experienced an increase in cash used for the net components of working capital (primarily income taxes payable, merchandise inventories and accounts payable), partially offset by an increase in net earnings.

Inventory per square foot was $54.49 as of May 29, 2010, an increase of approximately 3.0% from $52.90 as of May 30, 2009. The Company continues to focus on optimizing inventory productivity while maintaining appropriate in-store merchandise levels to support sales.

Net cash used in investing activities for the three months ended May 29, 2010 was $168.5 million, compared with $19.0 million in the corresponding period of fiscal 2009. For the three months ended May 29, 2010, net cash used in investing activities was due to $129.5 million of purchases of investment securities, net of redemptions, and $39.0 million of capital expenditures.  For the three months ended May 30, 2009, net cash used in investing activities was primarily due to $26.6 million of capital expenditures.

Capital expenditures for fiscal 2010, principally for new stores, existing store improvements, information technology enhancements and other projects, are planned to be approximately $225.0 million.

Net cash used in financing activities for the three months ended May 29, 2010 was $15.9 million, compared with net cash provided by financing activities of $11.9 in the corresponding period of fiscal 2009. The increase in net cash used was primarily due to a $72.1 million increase in common stock repurchases partially offset by a $45.1 million increase in cash proceeds from the exercise of stock options.

Auction Rate Securities

As of May 29, 2010, the Company held approximately $146.6 million of net investments in auction rate securities. Beginning in mid-February 2008, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies and the Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities.

During fiscal 2008, the Company entered into an agreement with the investment firm that sold the Company a portion of its auction rate securities which have a par value of approximately $26.0 million as of May 29, 2010. This agreement provides for, among other things, the option to redeem these securities at par anytime during the period from June 30, 2010 through July 2, 2012. As of May 29, 2010, the fair value of this option was approximately $0.1 million. The fair value of these securities of approximately $25.9 million and the related option of approximately $0.1 million were classified as short term investment securities as of May 29, 2010. Subsequent to the end of the first quarter of fiscal 2010, pursuant to the agreement with the investment firm, the Company redeemed at par the remaining $26.0 million of these securities.

During the three months ended May 29, 2010, the Company recorded a pre-tax unrealized gain of approximately $2.2 million related to these securities and also recorded approximately $2.2 million of pre-tax expense to reflect the decrease in fair value of the option to redeem these securities at par value. This resulted in no impact on the Company’s net earnings.

As of May 29, 2010, the remainder of approximately $123.8 million of these securities at par had a temporary valuation adjustment of approximately $3.2 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive (loss) income, net of a related tax benefit, and did not affect the Company’s net earnings for the three months ended May 29, 2010.

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

During the three months ended May 29, 2010, approximately $30.9 million of auction rate securities were redeemed at par.

Seasonality

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in the calendar months of August, November and December, and generally lower in February.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued updated accounting guidance related to fair value measurements and disclosures which amends and clarifies existing disclosure requirements. This updated accounting guidance requires new disclosures related to amounts transferred into and out of Level 1 and 2 fair value measurements as well as separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements. This guidance also clarifies existing fair value disclosure requirements related to the level of disaggregation and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements which is effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. During the first quarter of fiscal 2010, the Company adopted this guidance, including the guidance related to disclosures of purchases, sales, issuances, and settlements for amounts reported as Level 3 fair value measurements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010 (“2009 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the first three months of fiscal 2010.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at May 29, 2010 are similar to those disclosed in Item 7A of the Company’s 2009 Form 10-K.

Item 4.  Controls and Procedures

(a)      Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of May 29, 2010 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, carefully consider the factors discussed under “Risk Factors” in the Company’s 2009 Form 10-K as filed with the Securities and Exchange Commission. These risks could materially adversely affect the Company’s business, financial condition and results of operations. These risks are not the only risks the Company faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that the Company currently considers immaterial to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of fiscal 2010 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share	or Programs (1)	Programs (1) (2)
February 28, 2010 - March 27, 2010	56,200	$43.26	56,200	$821,894,445
March 28, 2010 - April 24, 2010	482,400	$46.39	482,400	$799,515,604
April 25, 2010 - May 29, 2010	1,337,400	$45.14	1,337,400	$739,147,472
Total	1,876,000	$45.40	1,876,000	$739,147,472

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

BED BATH & BEYOND INC.
(Registrant)

Date: July 7, 2010	By:	/s/ Eugene A. Castagna
Eugene A. Castagna
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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