Form 10-Q
period 2010-08-28
BED BATH & BEYOND INC
filed 2010-10-05
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended August 28, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 28, 2010
Common Stock - $0.01 par value	259,110,849

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	August 28,	February 27,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$1,040,504	$1,096,100
Short term investment securities	602,223	431,476
Merchandise inventories	1,903,096	1,759,703
Other current assets	306,571	276,066

Total current assets	3,852,394	3,563,345

Long term investment securities	132,242	132,860
Property and equipment, net	1,105,297	1,119,292
Other assets	350,079	336,633

Total assets	$5,440,012	$5,152,130

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$771,752	$611,163
Accrued expenses and other current liabilities	306,316	281,730
Merchandise credit and gift card liabilities	179,119	172,804
Current income taxes payable	25,244	83,857

Total current liabilities	1,282,431	1,149,554

Deferred rent and other liabilities	262,198	246,273
Income taxes payable	110,642	103,399

Total liabilities	1,655,271	1,499,226

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued 323,548 and 320,553 shares, respectively; outstanding 259,111 and 262,898 shares, respectively	3,236	3,206
Additional paid-in capital	1,112,138	1,020,515
Retained earnings	5,074,262	4,754,954
Treasury stock, at cost; 64,437 and 57,655 shares, respectively	(2,404,835)	(2,126,499)
Accumulated other comprehensive (loss) income	(60)	728

Total shareholders’ equity	3,784,741	3,652,904

Total liabilities and shareholders’ equity	$5,440,012	$5,152,130

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	August 28,	August 29,	August 28,	August 29,
	2010	2009	2010	2009

Net sales	$2,136,730	$1,914,909	$4,059,781	$3,609,249

Cost of sales	1,261,812	1,141,516	2,409,827	2,169,038

Gross profit	874,918	773,393	1,649,954	1,440,211

Selling, general and administrative expenses	578,016	551,362	1,127,658	1,075,876

Operating profit	296,902	222,031	522,296	364,335

Interest income	327	1,476	843	3,243

Earnings before provision for income taxes	297,229	223,507	523,139	367,578

Provision for income taxes	115,474	87,976	203,831	144,875

Net earnings	$181,755	$135,531	$319,308	$222,703

Net earnings per share - Basic	$0.71	$0.53	$1.24	$0.87
Net earnings per share - Diluted	$0.70	$0.52	$1.22	$0.86

Weighted average shares outstanding - Basic	257,013	257,814	258,207	257,378
Weighted average shares outstanding - Diluted	259,928	259,940	261,783	259,352

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	August 28,	August 29,
	2010	2009

Cash Flows from Operating Activities:

Net earnings	$319,308	$222,703
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	89,882	89,746
Stock-based compensation	22,636	22,137
Tax benefit from stock-based compensation	(2,660)	(964)
Deferred income taxes	(11,281)	(13,943)
Other	(694)	(12)
(Increase) decrease in assets:
Merchandise inventories	(143,393)	(113,038)
Trading investment securities	(1,859)	(4,071)
Other current assets	(29,525)	(32,756)
Other assets	(2,562)	302
Increase (decrease) in liabilities:
Accounts payable	168,903	183,176
Accrued expenses and other current liabilities	24,322	19,123
Merchandise credit and gift card liabilities	6,315	(2,283)
Income taxes payable	(51,370)	11,318
Deferred rent and other liabilities	16,080	10,968

Net cash provided by operating activities	404,102	392,406

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	(780,750)	—
Redemption of held-to-maturity investment securities	555,020	—
Redemption of available-for-sale investment securities	14,025	27,245
Redemption of trading investment securities	42,825	—
Capital expenditures	(83,574)	(67,631)

Net cash used in investing activities	(252,454)	(40,386)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	70,054	45,663
Excess tax benefit from stock-based compensation	1,038	2,778
Repurchase of common stock, including fees	(278,336)	(33,069)

Net cash (used in) provided by financing activities	(207,244)	15,372

Net (decrease) increase in cash and cash equivalents	(55,596)	367,392

Cash and cash equivalents:
Beginning of period	1,096,100	668,209
End of period	$1,040,504	$1,035,601

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of August 28, 2010 and February 27, 2010 and the results of its operations for the three and six months ended August 28, 2010 and August 29, 2009, respectively, and its cash flows for the six months ended August 28, 2010 and August 29, 2009, respectively.

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

2) Fair Value Measurements

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

As of August 28, 2010, the Company’s financial assets utilizing Level 1 inputs include long term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included short term and long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 4).

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

The following table presents the valuation of the Company’s financial assets as of August 28, 2010 measured at fair value on a recurring basis by input level:

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Unobservable
	Assets	Inputs
(in millions)	(Level 1)	(Level 3)	Total
Short term - available-for-sale securities:
Auction rate securities	$—	$2.4	$2.4
Long term - available-for-sale securities:
Auction rate securities	—	118.3	118.3
Long term - trading securities:
Nonqualified deferred compensation plan assets	13.9	—	13.9
Total	$13.9	$120.7	$134.6

The following table presents the changes in the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

			Total Significant
	Auction Rate		Unobservable
(in millions)	Securities	Put Option	Inputs (Level 3)
Balance on February 27, 2010, net of temporary valuation adjustment	$176.3	$2.3	$178.6
Change in temporary valuation adjustment included in accumulated other comprehensive (loss) income	(1.0)	—	(1.0)
Unrealized gain included in earnings (1)	2.3	—	2.3
Change in valuation of Put Option	—	(2.3)	(2.3)
Redemptions at par	(56.9)	—	(56.9)
Balance on August 28, 2010, net of temporary valuation adjustment	$120.7	$—	$120.7

(1) None of the gains for the period included in earnings relate to assets still held on August 28, 2010.

Subsequent to the end of the second quarter of fiscal 2010 through September 13, 2010, the Company additionally redeemed approximately $2.4 million of short term available-for-sale securities at par.

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

3) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $71.9 million and $56.0 million as of August 28, 2010 and February 27, 2010, respectively.

4) Investment Securities

The Company’s investment securities as of August 28, 2010 and February 27, 2010 are as follows:

	August 28,	February 27,
(in millions)	2010	2010
Available-for-sale securities:
Short term	$2.4	$15.0
Long term	118.3	120.8

Trading securities:
Short term	—	40.5
Long term	13.9	12.1

Held-to-maturity securities:
Short term	599.8	373.6

Put option:
Short term	—	2.3

Total investment securities	$734.4	$564.3

Auction Rate Securities

As of August 28, 2010 and February 27, 2010, the Company’s available-for-sale investment securities represented approximately $123.8 million and approximately $137.9 million par value of auction rate securities, respectively, less temporary valuation adjustments of approximately $3.1 million and $2.1 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive (loss) income, net of a related tax benefit, and did not affect the Company’s earnings. These securities at par are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200%. All of these available-for-sale investments carried triple-A credit ratings from one or more of the major credit rating agencies as of August 28, 2010 and February 27, 2010, and none of them are mortgage-backed debt obligations. The Company believes that the unrealized losses are temporary and reflect the investments’ current lack of liquidity. As of August 28, 2010 and February 27, 2010, the Company’s available-for-sale investments have been in a continuous unrealized loss position for 12 months or more. Due to their lack of liquidity, the Company classified approximately $118.3 million and $120.8 million of these investments as long term investment securities at August 28, 2010 and February 27, 2010, respectively. During the six months ended August 28, 2010, approximately $14.1 million of these securities were redeemed at par. Subsequent to the end of the second quarter of fiscal 2010 through September 13, 2010, the Company additionally redeemed approximately $2.4 million of short term available-for-sale securities at par.

As of February 27, 2010, the Company’s trading investment securities included approximately $40.5 million at fair value ($42.8 million at par) of additional auction rate securities which were invested in securities collateralized by student loans. As of February 27, 2010, all of these securities carried triple-A credit ratings from one or more of the major credit rating agencies and were more than 100% collateralized with approximately 90% of such collateral in the aggregate being guaranteed by the United States government. In fiscal 2008, the Company entered into an agreement (the “Agreement”) with the investment firm that sold the Company these securities. By entering into the Agreement, the Company (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime after the execution of the Agreement through July 2, 2012. The Company elected to measure the Put Option at fair value. During the first six months of fiscal 2010, pursuant to the Agreement, the remaining $42.8 million of these securities were redeemed at par. Prior to the redemption of these securities, during the six months ended August 28, 2010, the Company recognized a pre-tax unrealized gain of approximately $2.3 million to reflect the increase in the fair value of these securities and also recorded a pre-tax loss of approximately $2.3 million to reflect the decrease in the fair value of the Put Option, which resulted in no net impact to the consolidated statement of earnings.

U.S. Treasury Securities

As of August 28, 2010 and February 27, 2010, the Company’s short term held-to-maturity securities included approximately $599.8 million and approximately $373.6 million, respectively, of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value.

Other trading investment securities

The Company’s other trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $13.9 million and $12.1 million as of August 28, 2010 and February 27, 2010, respectively.

5) Property and Equipment

As of August 28, 2010 and February 27, 2010, included in property and equipment, net is accumulated depreciation and amortization of $1.3 billion and $1.2 billion, respectively.

6) Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options. The Company’s restricted stock awards are considered nonvested share awards.

Stock-based compensation expense for the three and six months ended August 28, 2010 was approximately $10.8 million ($6.6 million after tax or $0.03 per diluted share) and approximately $22.6 million ($13.8 million after tax or $0.05 per diluted share), respectively. Stock-based compensation expense for the three and six months ended August 29, 2009 was approximately $11.1 million ($6.7 million after tax or $0.03 per diluted share) and approximately $22.1 million ($13.4 million after tax or $0.05 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the six months ended August 28, 2010 and August 29, 2009 was approximately $0.6 million.

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

Under the 2004 Plan and the Prior Plans, an aggregate of 83.4 million shares of common stock were authorized for issuance. The Company generally issues new shares for stock option exercises and restricted stock awards. As of August 28, 2010, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $27.8 million and $120.8 million, respectively, which is expected to be recognized over a weighted average period of 3.2 years and 4.5 years, respectively.

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

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. During the first quarter of fiscal 2010, the Company granted approximately 0.5 million stock options. No stock options were granted during the second quarter of fiscal 2010.

	Six Months Ended
	August 28,	August 29,
Black-Scholes Valuation Assumptions (1)	2010	2009

Weighted Average Expected Life (in years) (2)	6.1	6.3
Weighted Average Expected Volatility (3)	33.70%	40.39%
Weighted Average Risk Free Interest Rates (4)	2.56%	2.45%
Expected Dividend Yield	—	—

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

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the six months ended August 28, 2010 were as follows:

		Weighted Average
(Shares in thousands)	Number of Stock Options	Exercise Price
Options outstanding, beginning of period	13,457	$35.62
Granted	515	45.20
Exercised	(2,099)	33.37
Forfeited or expired	(18)	37.99
Options outstanding, end of period	11,855	$36.43
Options exercisable, end of period	9,353	$36.49

The weighted average fair value for the stock options granted during the first six months of fiscal 2010 and 2009 was $17.05 and $12.33, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of August 28, 2010 was 3.1 years and $25.4 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of August 28, 2010 was 2.5 years and $17.6 million, respectively. The total intrinsic value for stock options exercised during the first six months of fiscal 2010 and 2009 was $25.4 million and $39.8 million, respectively.

Net cash proceeds from the exercise of stock options for fiscal 2010 were $70.1 million and the net associated income tax detriment was $1.6 million.

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

Changes in the Company’s restricted stock for the six months ended August 28, 2010 were as follows:

		Weighted Average
	Number of Restricted	Grant-Date Fair
(Shares in thousands)	Shares	Value
Unvested restricted stock, beginning of period	4,446	$33.49
Granted	959	44.79
Vested	(657)	36.32
Forfeited	(64)	33.17
Unvested restricted stock, end of period	4,684	$35.41

7) Shareholders’ Equity

Between December 2004 and September 2007, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $2.950 billion of its shares of common stock. The Company was authorized to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company also purchases shares of its common stock to cover employee related taxes withheld on vested restricted stock awards. In the first six months of fiscal 2010, the Company repurchased approximately 6.8 million shares of its common stock for a total cost of approximately $278.3 million, bringing the aggregate total of common stock repurchased to approximately 64.4 million shares for a total cost of approximately $2.4 billion since the initial authorization in December 2004.

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

Stock-based awards for the three and six months ended August 28, 2010 of approximately 3.5 million and 2.4 million, respectively, and for the three and six months ended August 29, 2009 of approximately 12.6 million and 14.0 million, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

9) Lines of Credit

At August 28, 2010, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of September 3, 2010 and February 28, 2011, respectively. Subsequent to the end of the second fiscal quarter of 2010, the expiration date on the line of credit that expired on September 3, 2010 was extended to September 2, 2011. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first six months of fiscal 2010, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

10) Supplemental Cash Flow Information

The Company paid income taxes of $268.2 million and $147.6 million in the first six months of fiscal 2010 and 2009, respectively.

The Company recorded an accrual for capital expenditures of $13.4 million and $6.6 million as of August 28, 2010 and August 29, 2009, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a chain of retail stores, operating under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops (“CTS”), Harmon and Harmon Face Values (“Harmon”) and buybuy BABY. In addition, the Company is a partner in a joint venture which operates two stores in the Mexico City market under the name “Home & More.” The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings, consumables and certain juvenile products. The Company’s objective is to be a customer’s first choice for products and services in the categories offered, in the markets in which the Company operates.

The Company’s strategy is to achieve this objective through excellent customer service, an extensive breadth and depth of assortment, everyday low prices, introduction of new merchandising offerings and development of its infrastructure.

While it appears that the economic environment has stabilized, persistent high unemployment and uncertainty in the economy could continue to pressure consumers and affect their spending. The Company cannot predict whether, when or the manner in which these economic conditions will change.

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

For the three months ended August 28, 2010, the Company experienced an approximate 7.4% increase in comparable store sales as compared with an approximate 0.6% decrease in comparable store sales for the three months ended August 29, 2009. Net sales and comparable store sales for the second quarter of fiscal 2010 reflected continued consumer acceptance of the Company’s merchandise offerings. Net sales and comparable store sales for the second quarter of fiscal 2009 were negatively affected by the economic slowdown.

The following represents an overview of the Company’s financial performance for the periods indicated:

•                  For the three and six months ended August 28, 2010, the Company’s net sales were $2.137 billion and $4.060 billion, respectively, an increase of approximately 11.6% and 12.5%, respectively, as compared with the three and six months ended August 29, 2009.

•                  Comparable store sales for the fiscal second quarter of 2010 increased by approximately 7.4% as compared with a decrease of approximately 0.6% for the corresponding period last year. For the six months ended August 28, 2010, comparable store sales increased by approximately 7.9% as compared with a decrease of approximately 1.1% for the six months ended August 29, 2009.

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

•                  Gross profit for the three months ended August 28, 2010 was $874.9 million, or 40.9% of net sales, compared with $773.4 million, or 40.4% of net sales, for the three months ended August 29, 2009. Gross profit for the six months ended August 28, 2010 was $1.650 billion, or 40.6% of net sales, compared with $1.440 billion, or 39.9% of net sales, for the six months ended August 29, 2009.

•                  Selling, general and administrative expenses (“SG&A”) for the three months ended August 28, 2010 were $578.0 million, or 27.1% of net sales, compared with $551.4 million, or 28.8% of net sales, for the three months ended August 29, 2009. SG&A for the six months ended August 28, 2010 were $1.128 billion, or 27.8% of net sales, compared with $1.076 billion, or 29.8% of net sales, for the six months ended August 29, 2009.

•                  The effective tax rate was 38.9% and 39.0% for the three and six months ended August 28, 2010, and 39.4% for the three and six months ended August 29, 2009, respectively.

•                  For the three and six months ended August 28, 2010, the Company’s net earnings per diluted share were $0.70 ($181.8 million) and $1.22 ($319.3 million), respectively, compared with net earnings per diluted share of $0.52 ($135.5 million) and $0.86 ($222.7 million) for the three and six months ended August 29, 2009.

Capital expenditures for the six months ended August 28, 2010 and August 29, 2009 were $83.6 million and $67.6 million, respectively.

Results of Operations

Net Sales

Net sales for the three months ended August 28, 2010 were $2.137 billion, an increase of $221.8 million or approximately 11.6% over net sales of $1.915 billion for the corresponding quarter last year. For the three months ended August 28, 2010, approximately 63.5% of the increase in net sales was attributable to the increase in comparable store sales and the balance of the increase was primarily attributable to an increase in the Company’s new store sales.

For the three months ended August 28, 2010, comparable store sales for 1,035 stores represented $2.035 billion of net sales and for the three months ended August 29, 2009, comparable store sales for 969 stores represented $1.820 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. The increase in comparable store sales for the three months ended August 28, 2010 was approximately 7.4%, as compared with a decrease of approximately 0.6% for the comparable period last year. Net sales and comparable store sales for the three months ended August 28, 2010 reflected continued consumer acceptance of the Company’s merchandise offerings. Net sales and comparable store sales for the three months ended August 29, 2009 were negatively affected by the economic slowdown.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 43% and 57% of net sales, respectively, for the three months ended August 28, 2010 and approximately 44% and 56% of net sales, respectively, for the three months ended August 29, 2009.

For the six months ended August 28, 2010, net sales were $4.060 billion, an increase of $450.5 million or approximately 12.5% over net sales of $3.609 billion for the corresponding six months last year. For the six months ended August 28, 2010, approximately 62.4% of the increase in net sales was attributable to the increase in comparable store sales and the balance of the increase was primarily attributable to an increase in the Company’s new store sales.

For the six months ended August 28, 2010, comparable store sales for 1,015 stores represented $3.846 billion of net sales and for the six months ended August 29, 2009, comparable store sales for 943 stores represented $3.417 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. The increase in comparable store sales for the six months ended August 28, 2010 was approximately 7.9%, as compared with a decrease of approximately 1.1% for the comparable period last year. Net sales and comparable store sales for the six months ended August 28, 2010 reflected continued consumer acceptance of the Company’s merchandise offerings. Net sales and comparable store sales for the six months ended August 29, 2009 were negatively affected by the economic slowdown, in general, and issues specific to the housing industry.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 42% and 58% of net sales, respectively, for the six months ended August 28, 2010 and approximately 43% and 57% of net sales, respectively, for the six months ended August 29, 2009.

Gross Profit

Gross profit for the three months ended August 28, 2010 was $874.9 million, or 40.9% of net sales, compared with $773.4 million, or 40.4% of net sales, for the three months ended August 29, 2009.

Gross profit for the six months ended August 28, 2010 was $1.650 billion, or 40.6% of net sales, compared with $1.440 billion, or 39.9% of net sales, for the six months ended August 29, 2009. The increase in gross profit as a percentage of net sales for the three and six months ended August 28, 2010 was primarily due to decreases in coupon redemptions as a percentage of net sales, partially offset by a shift in the mix of merchandise sold to lower margin categories.

Selling, General and Administrative Expenses

SG&A for the three months ended August 28, 2010 was $578.0 million, or 27.1% of net sales, compared with $551.4 million, or 28.8% of net sales, for the three months ended August 29, 2009. The decrease in SG&A as a percentage of net sales for the three months ended August 28, 2010 was primarily due to a decrease in advertising expenses resulting from a continued reduction in the distribution of advertising pieces, as well as relative decreases in payroll and occupancy expenses. Payroll and occupancy (including rent, depreciation and utilities) expenses benefited from the approximate 7.4% increase in comparable store sales.

SG&A for the six months ended August 28, 2010 was $1.128 billion, or 27.8% of net sales, compared with $1.076 billion, or 29.8% of net sales, for the six months ended August 29, 2009. The decrease in SG&A as a percentage of net sales for the six months ended August 28, 2010 was primarily due to a decrease in advertising expenses resulting from a continued reduction in the distribution of advertising pieces, as well as relative decreases in occupancy and payroll expenses. Occupancy (including rent, depreciation and utilities) and payroll expenses benefited from the approximate 7.9% increase in comparable store sales.

Operating Profit

Operating profit for the three months ended August 28, 2010 was $296.9 million, or 13.9% of net sales, compared with $222.0 million, or 11.6% of net sales, during the comparable period last year. For the six months ended August 28, 2010, operating profit was $522.3 million, or 12.9% of net sales, compared with $364.3 million, or 10.1% of net sales, during the first six months of fiscal 2009. The increases in operating profit as a percentage of net sales in both comparable periods was a result of the changes in SG&A as a percentage of net sales and the gross profit margin as described above.

Income Taxes

The effective tax rate for the three months ended August 28, 2010 was 38.9% compared to 39.4% for the three months ended August 29, 2009. The tax rate for the three months ended August 29, 2009 included an approximate $1.4 million expense due to the recognition of certain discrete tax items.

The effective tax rate for the six months ended August 28, 2010 was 39.0% compared to 39.4% for the six months ended August 29, 2009. The tax rate for the six months ended August 28, 2010 and August 29, 2009 included an approximate $0.7 million and $2.3 million expense, respectively, due to the recognition of certain discrete tax items.

The Company expects continued volatility in the effective tax rate from quarter to quarter because the Company is required each quarter to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net Earnings

As a result of the factors described above, net earnings for the three and six months ended August 28, 2010 were $181.8 million and $319.3 million, respectively, compared with $135.5 million and $222.7 million for the corresponding periods in fiscal 2009.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions.

As a result of this program, the Company operated 972 BBB stores, 61 CTS stores, 45 Harmon stores and 33 buybuy BABY stores at the end of the fiscal second quarter of 2010, compared with 943 BBB stores, 53 CTS stores, 41 Harmon stores and 19 buybuy BABY stores at the end of the corresponding quarter last year. At August 28, 2010, Company-wide total store square footage was approximately 34.1 million square feet. In addition, the Company is a partner in a joint venture which operates two stores in the Mexico City market under the name “Home & More.”

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long-term objectives. During the fiscal second quarter of 2010, the Company opened five BBB stores and two buybuy BABY stores. For all of fiscal 2010, the Company expects the total number of new store openings will be in the mid to high forties range across all of its concepts. The continued growth of the Company is dependent, in large part, upon the Company’s ability to execute its expansion program successfully.

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

Fiscal 2010 compared to Fiscal 2009

Net cash provided by operating activities for the six months ended August 28, 2010 was $404.1 million, compared with $392.4 million in the corresponding period in fiscal 2009. Year over year, the Company experienced an increase in net earnings partially offset by an increase in cash used for the net components of working capital (primarily income taxes payable and merchandise inventories).

Inventory per square foot was $55.78 as of August 28, 2010, an increase of approximately 3.4% from $53.97 as of August 29, 2009. The Company continues to focus on optimizing inventory productivity while maintaining appropriate in-store merchandise levels to support sales.

Net cash used in investing activities for the six months ended August 28, 2010 was $252.5 million, compared with $40.4 million in the corresponding period of fiscal 2009. For the six months ended August 28, 2010, net cash used in investing activities was due to $168.9 million of purchases of investment securities, net of redemptions, and $83.6 million of capital expenditures. For the six months ended August 29, 2009, net cash used in investing activities was primarily due to $67.6 million of capital expenditures, partially offset by redemptions of investment securities of $27.2 million.

Capital expenditures for fiscal 2010, principally for new stores, existing store improvements, information technology enhancements and other projects, are planned to be approximately $225.0 million, which remains subject to the timing of projects.

Net cash used in financing activities for the six months ended August 28, 2010 was $207.2 million, compared with net cash provided by financing activities of $15.4 in the corresponding period of fiscal 2009. The increase in net cash used was primarily due to a $245.3 million increase in common stock repurchases partially offset by a $24.4 million increase in cash proceeds from the exercise of stock options.

Auction Rate Securities

As of August 28, 2010, the Company held investments in auction rate securities of approximately $123.8 million at par. Beginning in mid-February 2008, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies and the Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities. As of August 28, 2010, these securities had a temporary valuation adjustment of approximately $3.1 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive (loss) income, net of a related tax benefit, and did not affect the Company’s net earnings for the six months ended August 28, 2010.

During the six months ended August 28, 2010, approximately $56.9 million of auction rate securities were redeemed at par. Approximately $42.8 million of these redemptions concluded an agreement with the investment firm that sold the Company a portion of its auction rate securities. Subsequent to the end of the second quarter of fiscal 2010 through September 13, 2010, the Company additionally redeemed approximately $2.4 million of these securities at par.

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

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010 (“2009 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the first six months of fiscal 2010.

Forward-Looking Statements

This Form 10-Q may contain forward-looking statements. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, and similar words and phrases. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors that may be outside the Company’s control. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment, consumer preferences and spending habits; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; unusual weather patterns; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the cost of labor, merchandise and other costs and expenses; the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program; the impact of failed auctions for auction rate securities held by the Company; and matters arising out of or related to the Company’s stock option grants and procedures and related matters, including any tax implications relating to the Company’s stock option grants. The Company does not undertake any obligation to update its forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at August 28, 2010 are similar to those disclosed in Item 7A of the Company’s 2009 Form 10-K.

Item 4.  Controls and Procedures

(a)    Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of August 28, 2010 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of fiscal 2010 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share	or Programs (1)	Programs (1) (2)
May 30, 2010 - June 26, 2010	1,426,000	$43.22	1,426,000	$677,514,065
June 27, 2010 - July 24, 2010	1,634,800	$37.27	1,634,800	$616,583,810
July 25, 2010 - August 28, 2010	1,845,200	$38.21	1,845,200	$546,087,048
Total	4,906,000	$39.35	4,906,000	$546,087,048

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

BED BATH & BEYOND INC.
(Registrant)

Date: October 5, 2010	By:	/s/ Eugene A. Castagna
Eugene A. Castagna
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Amendment dated as of August 13, 2010 to Amended and Restated Employment Agreement between the Company and Warren Eisenberg, dated as of December 31, 2008.

10.2	Amendment dated as of August 13, 2010 to Amended and Restated Employment Agreement between the Company and Leonard Feinstein, dated as of December 31, 2008.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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