Form 10-Q
period 2010-11-27
BED BATH & BEYOND INC
filed 2011-01-04
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended November 27, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 27, 2010
Common Stock - $0.01 par value	254,731,845

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

 (in thousands, except per share data)

 (unaudited)

	November 27,	February 27,
	2010	2010

Assets
Current assets:
Cash and cash equivalents	$840,333	$1,096,100
Short term investment securities	599,805	431,476
Merchandise inventories	2,171,783	1,759,703
Other current assets	337,094	276,066

Total current assets	3,949,015	3,563,345

Long term investment securities	134,663	132,860
Property and equipment, net	1,124,704	1,119,292
Other assets	351,765	336,633

Total assets	$5,560,147	$5,152,130

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$856,646	$611,163
Accrued expenses and other current liabilities	319,969	281,730
Merchandise credit and gift card liabilities	182,617	172,804
Current income taxes payable	10,742	83,857

Total current liabilities	1,369,974	1,149,554

Deferred rent and other liabilities	277,078	246,273
Income taxes payable	114,183	103,399

Total liabilities	1,761,235	1,499,226

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued 324,152 and 320,553 shares, respectively; outstanding 254,732 and 262,898 shares, respectively	3,242	3,206
Additional paid-in capital	1,145,672	1,020,515
Retained earnings	5,262,836	4,754,954
Treasury stock, at cost; 69,420 and 57,655 shares, respectively	(2,615,567)	(2,126,499)
Accumulated other comprehensive income	2,729	728

Total shareholders’ equity	3,798,912	3,652,904

Total liabilities and shareholders’ equity	$5,560,147	$5,152,130

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 27,	November 28,	November 27,	November 28,
	2010	2009	2010	2009

Net sales	$2,193,755	$1,975,465	$6,253,536	$5,584,714

Cost of sales	1,297,247	1,163,053	3,707,074	3,332,091

Gross profit	896,508	812,412	2,546,462	2,252,623

Selling, general and administrative expenses	591,398	566,801	1,719,056	1,642,677

Operating profit	305,110	245,611	827,406	609,946

Interest income	1,996	737	2,839	3,980

Earnings before provision for income taxes	307,106	246,348	830,245	613,926

Provision for income taxes	118,532	95,060	322,363	239,935

Net earnings	$188,574	$151,288	$507,882	$373,991

Net earnings per share - Basic	$0.75	$0.59	$1.98	$1.45
Net earnings per share - Diluted	$0.74	$0.58	$1.95	$1.44

Weighted average shares outstanding - Basic	252,233	258,074	256,216	257,610
Weighted average shares outstanding - Diluted	255,936	260,913	259,834	259,872

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	November 27,	November 28,
	2010	2009

Cash Flows from Operating Activities:

Net earnings	$507,882	$373,991
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	135,217	137,034
Stock-based compensation	33,316	32,809
Tax benefit from stock-based compensation	(2,589)	(1,805)
Deferred income taxes	(10,708)	(16,206)
Other	(1,247)	(147)
(Increase) decrease in assets:
Merchandise inventories	(412,080)	(312,656)
Trading investment securities	(4,161)	(4,998)
Other current assets	(62,524)	(83,633)
Other assets	(2,562)	377
Increase (decrease) in liabilities:
Accounts payable	247,991	206,883
Accrued expenses and other current liabilities	39,932	37,363
Merchandise credit and gift card liabilities	9,813	(2,739)
Income taxes payable	(62,331)	10,607
Deferred rent and other liabilities	32,118	15,216

Net cash provided by operating activities	448,067	392,096

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	(1,146,153)	(119,950)
Redemption of held-to-maturity investment securities	920,645	—
Redemption of available-for-sale investment securities	16,525	33,320
Redemption of trading investment securities	42,825	—
Capital expenditures	(142,186)	(108,619)

Net cash used in investing activities	(308,344)	(195,249)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	91,083	53,190
Excess tax benefit from stock-based compensation	2,495	3,028
Repurchase of common stock, including fees	(489,068)	(66,633)

Net cash used in financing activities	(395,490)	(10,415)

Net (decrease) increase in cash and cash equivalents	(255,767)	186,432

Cash and cash equivalents:

Beginning of period	1,096,100	668,209
End of period	$840,333	$854,641

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of November 27, 2010 and February 27, 2010 and the results of its operations for the three and nine months ended November 27, 2010 and November 28, 2009, respectively, and its cash flows for the nine months ended November 27, 2010 and November 28, 2009, respectively.

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

As of November 27, 2010, the Company’s financial assets utilizing Level 1 inputs include long term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 4).

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

The following table presents the valuation of the Company’s financial assets as of November 27, 2010 measured at fair value on a recurring basis by input level:

	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 3)	Total
Long term - available-for-sale securities:
Auction rate securities	$—	$118.4	$118.4
Long term - trading securities:
Nonqualified deferred compensation plan assets	16.3	—	16.3
Total	$16.3	$118.4	$134.7

The following table presents the changes in the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Auction Rate Securities	Put Option	Total Significant Unobservable Inputs (Level 3)
Balance on February 27, 2010, net of temporary valuation adjustment	$176.3	$2.3	$178.6
Change in temporary valuation adjustment included in accumulated other comprehensive income	(0.8)	—	(0.8)
Unrealized gain included in earnings (1)	2.3	—	2.3
Change in valuation of Put Option	—	(2.3)	(2.3)
Redemptions at par	(59.4)	—	(59.4)
Balance on November 27, 2010, net of temporary valuation adjustment	$118.4	$—	$118.4

(1) None of the gains for the period included in earnings relate to assets still held on November 27, 2010.

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

3) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $164.3 million and $56.0 million as of November 27, 2010 and February 27, 2010, respectively.

4) Investment Securities

The Company’s investment securities as of November 27, 2010 and February 27, 2010 are as follows:

(in millions)	November 27, 2010	February 27, 2010
Available-for-sale securities:
Short term	$—	$15.0
Long term	118.4	120.8

Trading securities:
Short term	—	40.5
Long term	16.3	12.1

Held-to-maturity securities:
Short term	599.8	373.6

Put option:
Short term	—	2.3

Total investment securities	$734.5	$564.3

Auction Rate Securities

As of November 27, 2010 and February 27, 2010, the Company’s available-for-sale investment securities represented approximately $121.3 million and approximately $137.9 million par value of auction rate securities, respectively, less temporary valuation adjustments of approximately $2.9 million and $2.1 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive income, net of a related tax benefit, and did not affect the Company’s earnings. These securities at par are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200%. All of these available-for-sale investments carried triple-A credit ratings from one or more of the major credit rating agencies as of November 27, 2010 and February 27, 2010, and none of them are mortgage-backed debt obligations. As of November 27, 2010 and February 27, 2010, the Company’s available-for-sale investments have been in a continuous unrealized loss position for 12 months or more, however, the Company believes that the unrealized losses are temporary and reflect the investments’ current lack of liquidity. Due to their lack of liquidity, the Company classified approximately $118.4 million and $120.8 million of these investments as long term investment securities at November 27, 2010 and February 27, 2010, respectively. During the nine months ended November 27, 2010, approximately $16.6 million of these securities were redeemed at par.

As of February 27, 2010, the Company’s trading investment securities included approximately $40.5 million at fair value ($42.8 million at par) of additional auction rate securities which were invested in securities collateralized by student loans. As of February 27, 2010, all of these securities carried triple-A credit ratings from one or more of the major credit rating agencies and were more than 100% collateralized with approximately 90% of such collateral in the aggregate being guaranteed by the United States government. In fiscal 2008, the Company entered into an agreement (the “Agreement”) with the investment firm that sold the Company these securities. By entering into the Agreement, the Company (1) received the right (“Put Option”) to sell these auction rate securities back to the investment firm at par, at its sole discretion, anytime during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell them on the Company’s behalf at par anytime after the execution of the Agreement through July 2, 2012. The Company elected to measure the Put Option at fair value. During the first six months of fiscal 2010, pursuant to the Agreement, the remaining $42.8 million of these securities were redeemed at par. Prior to the redemption of these securities, during fiscal 2010, the Company recognized a pre-tax unrealized gain of approximately $2.3 million to reflect the increase in the fair value of these securities and also recorded a pre-tax loss of approximately $2.3 million to reflect the decrease in the fair value of the Put Option, which resulted in no net impact to the consolidated statement of earnings.

U.S. Treasury Securities

As of November 27, 2010 and February 27, 2010, the Company’s short term held-to-maturity securities included approximately $599.8 million and approximately $373.6 million, respectively, of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value.

Other trading investment securities

The Company’s other trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $16.3 million and $12.1 million as of November 27, 2010 and February 27, 2010, respectively.

5) Property and Equipment

As of November 27, 2010 and February 27, 2010, included in property and equipment, net is accumulated depreciation and amortization of $1.4 billion and $1.2 billion, respectively.

6) Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options. The Company’s restricted stock awards are considered nonvested share awards.

Stock-based compensation expense for the three and nine months ended November 27, 2010 was approximately $10.7 million ($6.6 million after tax or $0.03 per diluted share) and approximately $33.3 million ($20.4 million after tax or $0.08 per diluted share), respectively. Stock-based compensation expense for the three and nine months ended November 28, 2009 was approximately $10.7 million ($6.6 million after tax or $0.03 per diluted share) and approximately $32.8 million ($20.0 million after tax or $0.08 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the nine months ended November 27, 2010 and November 28, 2009 was approximately $0.9 million.

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

Under the 2004 Plan and the Prior Plans, an aggregate of 83.4 million shares of common stock were authorized for issuance. The Company generally issues new shares for stock option exercises and restricted stock awards. As of November 27, 2010, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $24.5 million and $111.7 million, respectively, which is expected to be recognized over a weighted average period of 2.9 years and 4.2 years, respectively.

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

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. During the first quarter of fiscal 2010, the Company granted approximately 0.5 million stock options. No stock options were granted during the second or third quarters of fiscal 2010.

	Nine Months Ended
Black-Scholes Valuation Assumptions (1)	November 27, 2010	November 28, 2009

Weighted Average Expected Life (in years) (2)	6.1	6.3
Weighted Average Expected Volatility (3)	33.70%	40.39%
Weighted Average Risk Free Interest Rates (4)	2.56%	2.45%
Expected Dividend Yield	—	—

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

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the nine months ended November 27, 2010 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	13,457	$35.62
Granted	515	45.20
Exercised	(2,724)	33.43
Forfeited or expired	(25)	37.29
Options outstanding, end of period	11,223	$36.59
Options exercisable, end of period	8,734	$36.69

The weighted average fair value for the stock options granted during the first nine months of fiscal 2010 and 2009 was $17.05 and $12.33, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of November 27, 2010 was 3.0 years and $84.0 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of November 27, 2010 was 2.4 years and $63.8 million, respectively. The total intrinsic value for stock options exercised during the first nine months of fiscal 2010 and 2009 was $31.8 million and $42.0 million, respectively.

Net cash proceeds from the exercise of stock options for the first nine months of fiscal 2010 were $91.1 million and the net associated income tax detriment was $0.1 million.

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

Changes in the Company’s restricted stock for the nine months ended November 27, 2010 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	4,446	$33.49
Granted	995	44.72
Vested	(704)	36.16
Forfeited	(121)	34.00
Unvested restricted stock, end of period	4,616	$35.49

7) Shareholders’ Equity

Between December 2004 and September 2007, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $2.950 billion of its shares of common stock. The Company was authorized to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company also purchases shares of its common stock to cover employee related taxes withheld on vested restricted stock awards. In the first nine months of fiscal 2010, the Company repurchased approximately 11.8 million shares of its common stock for a total cost of approximately $489.1 million, bringing the aggregate total of common stock repurchased to approximately 69.4 million shares for a total cost of approximately $2.6 billion since the initial authorization in December 2004.

In December 2010, subsequent to the end of the fiscal third quarter, the Company’s Board of Directors authorized a new $2.0 billion share repurchase program. The Company is currently planning that the new share repurchase program will commence after completion of the existing share repurchase program. The Company currently anticipates that this new program will be funded from current cash and from present and expected future cash flows.

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

Stock-based awards for the three and nine months ended November 27, 2010 of approximately 0.8 million and 1.8 million, respectively, and for the three and nine months ended November 28, 2009 of approximately 8.4 million and 12.1 million, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

9) Lines of Credit

At November 27, 2010, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of February 28, 2011 and September 2, 2011, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first nine months of fiscal 2010, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

10) Supplemental Cash Flow Information

The Company paid income taxes of $393.4 million and $246.1 million in the first nine months of fiscal 2010 and 2009, respectively.

The Company recorded an accrual for capital expenditures of $19.2 million and $18.9 million as of November 27, 2010 and November 28, 2009, respectively.

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

The Company’s strategy is to achieve this objective through excellent customer service, an extensive breadth and depth of assortment, everyday low prices, and introduction of new merchandising offerings, supported by the continuous development and improvement of its infrastructure.

While it appears that the economic environment has stabilized and is perhaps improving, persistent high unemployment and uncertainty in the economy could continue to pressure consumers and affect their spending. The Company cannot predict whether, when or the manner in which these economic conditions will change.

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

The following represents an overview of the Company’s financial performance for the periods indicated:

•                  For the three and nine months ended November 27, 2010, the Company’s net sales were $2.194 billion and $6.254 billion, respectively, an increase of approximately 11.1% and 12.0%, respectively, as compared with the three and nine months ended November 28, 2009.

•                  Comparable store sales for the fiscal third quarter of 2010 increased by approximately 7.0% as compared with an increase of approximately 7.3% for the corresponding period last year. For the nine months ended November 27, 2010, comparable store sales increased by approximately 7.6% as compared with an increase of approximately 1.7% for the nine months ended November 28, 2009.

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

•                  Gross profit for the three months ended November 27, 2010 was $896.5 million, or 40.9% of net sales, compared with $812.4 million, or 41.1% of net sales, for the three months ended November 28, 2009. Gross profit for the nine months ended November 27, 2010 was $2.546 billion, or 40.7% of net sales, compared with $2.253 billion, or 40.3% of net sales, for the nine months ended November 28, 2009.

•                  Selling, general and administrative expenses (“SG&A”) for the three months ended November 27, 2010 were $591.4 million, or 27.0% of net sales, compared with $566.8 million, or 28.7% of net sales, for the three months ended November 28, 2009. SG&A for the nine months ended November 27, 2010 were $1.719 billion, or 27.5% of net sales, compared with $1.643 billion, or 29.4% of net sales, for the nine months ended November 28, 2009.

•                  The effective tax rate for the three months ended November 27, 2010 and November 28, 2009 was 38.6%. The effective tax rate for the nine months ended November 27, 2010 was 38.8% compared with 39.1% for the nine months ended November 28, 2009.

•                  For the three months ended November 27, 2010, the Company’s net earnings per diluted share were $0.74 ($188.6 million), an increase of approximately 27.6%, as compared with net earnings per diluted share of $0.58 ($151.3 million) for the three months ended November 28, 2009. For the nine months ended November 27, 2010, the Company’s net earnings per diluted share were $1.95 ($507.9 million), an increase of approximately 35.4%, as compared with net earnings per diluted share of $1.44 ($374.0 million) for the nine months ended November 28, 2009.

Capital expenditures for the nine months ended November 27, 2010 and November 28, 2009 were $142.2 million and $108.6 million, respectively.

Results of Operations

Net Sales

Net sales for the three months ended November 27, 2010 were $2.194 billion, an increase of $218.3 million or approximately 11.1% over net sales of $1.975 billion for the corresponding quarter last year. For the three months ended November 27, 2010, approximately 62.9% of the increase in net sales was attributable to the increase in comparable store sales and the balance of the increase was primarily attributable to an increase in the Company’s new store sales.

For the three months ended November 27, 2010, comparable store sales for 1,042 stores represented $2.098 billion of net sales and for the three months ended November 28, 2009, comparable store sales for 977 stores represented $1.877 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. The increase in comparable store sales for the three months ended November 27, 2010 was approximately 7.0%, as compared with an increase of approximately 7.3% for the comparable period last year. Net sales and comparable store sales for the three months ended November 27, 2010 reflected continued consumer acceptance of the Company’s merchandise offerings.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 42% and 58% of net sales, respectively, for the three months ended November 27, 2010 and November 28, 2009.

For the nine months ended November 27, 2010, net sales were $6.254 billion, an increase of $668.8 million or approximately 12.0% over net sales of $5.585 billion for the corresponding nine months last year. For the nine months ended November 27, 2010, approximately 62.6% of the increase in net sales was attributable to the increase in comparable store sales and the balance of the increase was primarily attributable to an increase in the Company’s new store sales.

For the nine months ended November 27, 2010, comparable store sales for 1,013 stores represented $5.943 billion of net sales and for the nine months ended November 28, 2009, comparable store sales for 942 stores represented $5.294 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. The increase in comparable store sales for the nine months ended November 27, 2010 was approximately 7.6%, as compared with an increase of approximately 1.7% for the comparable period last year. Net sales and comparable store sales for the nine months ended November 27, 2010 reflected continued consumer acceptance of the Company’s merchandise offerings.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 42% and 58% of net sales, respectively, for the nine months ended November 27, 2010 and approximately 43% and 57% of net sales, respectively, for the nine months ended November 28, 2009.

Gross Profit

Gross profit for the three months ended November 27, 2010 was $896.5 million, or 40.9% of net sales, compared with $812.4 million, or 41.1% of net sales, for the three months ended November 28, 2009. The decrease in gross profit as a percentage of net sales for the three months ended November 27, 2010 was primarily due to an increase in inventory acquisition costs and a shift in the mix of merchandise sold to lower margin categories, partially offset by a decrease in coupon redemptions as a percentage of net sales.

Gross profit for the nine months ended November 27, 2010 was $2.546 billion, or 40.7% of net sales, compared with $2.253 billion, or 40.3% of net sales, for the nine months ended November 28, 2009. The increase in gross profit as a percentage of net sales for the nine months ended November 27, 2010 was primarily due to a decrease in coupon redemptions as a percentage of net sales, partially offset by a shift in the mix of merchandise sold to lower margin categories.

Selling, General and Administrative Expenses

SG&A for the three months ended November 27, 2010 was $591.4 million, or 27.0% of net sales, compared with $566.8 million, or 28.7% of net sales, for the three months ended November 28, 2009. The decrease in SG&A as a percentage of net sales for the three months ended November 27, 2010 was primarily due to relative decreases in payroll and occupancy expenses, as well as a decrease in advertising expenses resulting from a reduction in the distribution of advertising pieces. Payroll and occupancy (including rent and depreciation) expenses benefited from the approximate 7.0% increase in comparable store sales.

SG&A for the nine months ended November 27, 2010 was $1.719 billion, or 27.5% of net sales, compared with $1.643 billion, or 29.4% of net sales, for the nine months ended November 28, 2009. The decrease in SG&A as a percentage of net sales for the nine months ended November 27, 2010 was primarily due to a decrease in advertising expenses resulting from a reduction in the distribution of advertising pieces, as well as relative decreases in occupancy and payroll expenses. Occupancy (including rent and depreciation) and payroll expenses benefited from the approximate 7.6% increase in comparable store sales.

Operating Profit

Operating profit for the three months ended November 27, 2010 was $305.1 million, or 13.9% of net sales, compared with $245.6 million, or 12.4% of net sales, during the comparable period last year. For the nine months ended November 27, 2010, operating profit was $827.4 million, or 13.2% of net sales, compared with $609.9 million, or 10.9% of net sales, during the first nine months of fiscal 2009. The increases in operating profit as a percentage of net sales in both comparable periods was primarily a result of the changes in SG&A as a percentage of net sales as described above.

Income Taxes

The effective tax rate for the three months ended November 27, 2010 and November 28, 2009 was 38.6%. The tax rate for the three months ended November 28, 2009 included an approximate $0.4 million benefit due to the recognition of certain discrete tax items.

The effective tax rate for the nine months ended November 27, 2010 was 38.8% compared to 39.1% for the nine months ended November 28, 2009. The tax rate for the nine months ended November 28, 2009 included an approximate $1.9 million expense due to the recognition of certain discrete tax items.

The Company expects continued volatility in the effective tax rate from quarter to quarter because the Company is required each quarter to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of a recognized benefit.

Net Earnings

As a result of the factors described above, net earnings for the three and nine months ended November 27, 2010 were $188.6 million and $507.9 million, respectively, compared with $151.3 million and $374.0 million for the corresponding periods in fiscal 2009.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions.

As a result of this program, the Company operated 976 BBB stores, 66 CTS stores, 45 Harmon stores and 40 buybuy BABY stores at the end of the fiscal third quarter of 2010, compared with 958 BBB stores, 57 CTS stores, 42 Harmon stores and 26 buybuy BABY stores at the end of the corresponding quarter last year. At November 27, 2010, Company-wide total store square footage was approximately 34.7 million square feet. In addition, the Company is a partner in a joint venture which operates two stores in the Mexico City market under the name “Home & More.”

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long-term objectives. During the fiscal third quarter of 2010, the Company opened five BBB stores, five CTS stores and seven buybuy BABY stores. For all of fiscal 2010, the Company expects that the total number of new store openings will be in the low forties across all of its concepts. The continued growth of the Company is dependent, in large part, upon the Company’s ability to execute its expansion program successfully.

Liquidity and Capital Resources

The Company has no outstanding bank borrowings and has been able to finance its operations, including its expansion program, entirely through internally generated funds. For fiscal 2010, the Company believes that it will continue to finance its operations, including its expansion program, share repurchase program and planned capital expenditures, entirely through internally generated funds.

In December 2010, subsequent to the end of the fiscal third quarter, the Company’s Board of Directors authorized a new $2.0 billion share repurchase program. The Company is currently planning that the new share repurchase program will commence after completion of the existing share repurchase program. The Company currently anticipates that this new program will be funded from current cash and from present and expected future cash flows. Since 2004 through the third quarter of fiscal 2010, the Company has repurchased approximately $2.6 billion of its common stock through several share repurchase programs.

Fiscal 2010 compared to Fiscal 2009

Net cash provided by operating activities for the nine months ended November 27, 2010 was $448.1 million, compared with $392.1 million in the corresponding period in fiscal 2009. Year over year, the Company experienced an increase in net earnings partially offset by an increase in cash used for the net components of working capital (primarily merchandise inventories and income taxes payable, partially offset by accounts payable, other current assets and deferred rent and other liabilities).

Inventory per square foot was $62.59 as of November 27, 2010, an increase of approximately 6.8% from $58.61 as of November 28, 2009 and an increase of approximately 2.9% from $60.85 as of November 29, 2008. The Company maintains appropriate in-store merchandise levels to support sales while continuing to focus on optimizing inventory productivity.

Net cash used in investing activities for the nine months ended November 27, 2010 was $308.3 million, compared with $195.2 million in the corresponding period of fiscal 2009. For the nine months ended November 27, 2010, net cash used in investing activities was due to $166.2 million of purchases of investment securities, net of redemptions, and $142.2 million of capital expenditures. For the nine months ended November 28, 2009, net cash used in investing activities was primarily due to $108.6 million of capital expenditures and $86.6 million of purchases of investment securities, net of redemptions.

Capital expenditures for fiscal 2010, principally for new stores, existing store improvements, information technology enhancements and other projects, are planned to be in the range of approximately $190.0 to $210.0 million, which remains subject to the timing of projects.

Net cash used in financing activities for the nine months ended November 27, 2010 was $395.5 million, compared with $10.4 million in the corresponding period of fiscal 2009. The increase in net cash used was primarily due to a $422.4 million increase in common stock repurchases partially offset by a $37.9 million increase in cash proceeds from the exercise of stock options.

Auction Rate Securities

As of November 27, 2010, the Company held investments in auction rate securities of approximately $121.3 million at par. Beginning in mid-February 2008, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies and the Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities. As of November 27, 2010, these securities had a temporary valuation adjustment of approximately $2.9 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive income, net of a related tax benefit, and did not affect the Company’s net earnings for the nine months ended November 27, 2010.

During the nine months ended November 27, 2010, approximately $59.4 million of auction rate securities were redeemed at par, of which approximately $42.8 million were repurchased per an agreement with the investment firm that sold the Company a portion of its auction rate securities.

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

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010 (“2009 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the first nine months of fiscal 2010.

Forward-Looking Statements

This Form 10-Q may contain forward-looking statements. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, and similar words and phrases. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors that may be outside the Company’s control. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment, consumer preferences and spending habits; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; unusual weather patterns; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the cost of labor, merchandise and other costs and expenses; the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program; the impact of failed auctions for auction rate securities held by the Company; changes to, or new, accounting standards including, without limitation, changes to lease accounting standards; and matters arising out of or related to the Company’s stock option grants and procedures and related matters, including any tax implications relating to the Company’s stock option grants. The Company does not undertake any obligation to update its forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at November 27, 2010 are similar to those disclosed in Item 7A of the Company’s 2009 Form 10-K.

Item 4. Controls and Procedures

(a)    Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of November 27, 2010 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of fiscal 2010 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share	or Programs (1)	Programs (1) (2) (3)
August 29, 2010 - September 25, 2010	1,756,600	$39.63	1,756,600	$476,479,333
September 26, 2010 - October 23, 2010	1,549,700	$43.39	1,549,700	$409,243,218
October 24, 2010 - November 27, 2010	1,676,700	$44.02	1,676,700	$335,429,674
Total	4,983,000	$42.28	4,983,000	$335,429,674

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

(3) In December 2010, subsequent to the end of the fiscal third quarter, the Company’s Board of Directors authorized a new $2 billion share repurchase program, which is not reflected in the table above.

Item 6. Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: January 4, 2011	By:	/s/ Eugene A. Castagna
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