Form 10-K
period 2011-02-26
BED BATH & BEYOND INC
filed 2011-04-26
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended February 26, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 28, 2010, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the NASDAQ National Market) was $9,102,640,840.*

The number of shares outstanding of the registrant’s common stock (par value $0.01 per share) at March 26, 2011: 250,063,186.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for the 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III hereof.

*

For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 13,093,529 shares beneficially owned by directors and executive officers, including in the case of the Co-Chairmen trusts and foundations affiliated with them. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

PART I

Unless otherwise indicated, the term “Company” refers collectively to Bed Bath & Beyond Inc. and subsidiaries as of February 26, 2011. The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2010, 2009 and 2008 represented 52 weeks and ended on February 26, 2011, February 27, 2010 and February 28, 2009, respectively. Unless otherwise indicated, all references herein to periods of time (e.g., quarters and years) are to fiscal periods.

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

History

The Company was founded in 1971 by Leonard Feinstein and Warren Eisenberg, the Co-Chairmen of the Company. Each has more than 50 years of experience in the retail industry.

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

Merchandise Assortment. The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings, consumables and certain juvenile products. The Company encourages local store personnel to tailor the merchandise mix as appropriate to respond to changing trends and conditions. The factors taken into account in selecting the merchandise mix for a particular store include store size, configuration and local market conditions, such as climate and demographics. The Company, on an ongoing basis, tests new merchandise categories and adjusts the categories of merchandise carried in its stores and may add new departments or adjust the size of existing departments as required. Additionally, the Company continues to integrate the merchandise assortments within its concepts. The Company believes that the process of adding new departments, integrating the Company’s merchandise within concepts, and expanding or reducing the size of various departments in response to changing conditions is an important part of its merchandising strategy.

Merchandise Presentation. The Company has developed a distinctive style of merchandise presentation. Primarily all of the Company’s stores have groups of related product lines presented together in separate areas of each store, creating the appearance that the store is comprised of several individual specialty stores for different product lines. The Company believes that this format of merchandise presentation makes it easy for customers to locate products, reinforces customer perception of wide selection and communicates to customers that its stores offer a level of customer service generally associated with smaller specialty stores.

The Company believes that its extensive merchandise selection, rather than fixturing, should be the focus of customer attention and, accordingly, primarily uses simple modular fixturing throughout its stores. This fixturing is primarily designed so that it can be easily reconfigured to adapt to changes in the store’s merchandise mix and presentation. The Company believes that its merchandise displays create an exciting and attractive shopping environment that encourages impulse purchases of additional items.

Advertising. In general, the Company relies on “word of mouth advertising,” its reputation for offering a wide assortment of quality merchandise at everyday low prices and the use of paid advertising. Primary vehicles of paid advertising used by the Company include full-color circulars and other advertising pieces distributed via direct mail or inserts, as well as email. Also, to support the opening of new stores, the Company primarily uses “grand opening” newspaper advertising and email.

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

Suppliers

In fiscal 2010, the Company purchased its merchandise from approximately 5,500 suppliers with the Company’s largest supplier accounting for approximately 5% of the Company’s merchandise purchases and the Company’s 10 largest suppliers accounting for approximately 20% of such purchases. The Company purchases substantially all of its merchandise in the United States, the majority from domestic sources and the balance from importers. The Company purchases a small amount of its merchandise directly from overseas sources. The Company has no long term contracts for the purchase of merchandise. The Company believes that most merchandise, other than brand name goods, is available from a variety of sources and that most brand name goods can be replaced with comparable merchandise.

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

Employees

As of February 26, 2011, the Company employed approximately 45,000 persons in full-time and part-time positions. The Company believes that its relations with its employees are very good and that the labor turnover rate among its management employees is lower than that generally experienced within the industry.

Seasonality

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in the calendar months of August, November and December, and generally lower in February.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions. In the 19 year period from the beginning of fiscal 1992 to the end of fiscal 2010, the Company has grown from 34 stores to 1,139 stores. The Company’s 1,139 stores operate in 50 states, the District of Columbia, Puerto Rico and Canada, including: 982 BBB stores operating in 50 states, the District of Columbia, Puerto Rico and Canada; 66 CTS stores operating in 18 states; 46 Harmon stores operating in four states; and 45 buybuy BABY stores operating in 20 states. Total square footage grew from approximately 0.9 million square feet at the beginning of fiscal 1992 to approximately 35.1 million square feet at the end of fiscal 2010. During fiscal 2010, the Company opened a total of 40 new stores, including 18 BBB stores throughout the United States and Canada, five CTS stores, one Harmon store and 16 buybuy BABY stores, and closed one BBB store, all of which resulted in the aggregate addition of approximately 1.3 million square feet of store space. In addition, the Company is a partner in a joint venture which operates two stores in the Mexico City market under the name “Home & More.”

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

Competition

The Company believes it is the preeminent retailer in its segment of the home goods industry, which is fragmented and highly competitive. In addition, the Company competes with many different types of retail stores that sell many or most of the same products. Such competitors include but are not limited to: (i) department stores, which often carry many of the same product lines as the Company’s stores but do not typically have the same depth or breadth of product selection, (ii) specialty stores, which often have a depth of product selection but typically carry only a limited portion of the product lines carried by the Company’s stores, (iii) discount and mass merchandise stores, (iv) national chains and (v) internet online retailers. In addition, the Company’s stores compete, to a more limited extent, with factory outlet stores that typically offer limited quantities or limited lines of quality merchandise at discount prices.

Other entities continue to introduce new concepts that include many of the product lines carried by the Company’s stores. There can be no assurance that the operation of competitors will not have a material effect on the Company.

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

Competition and Pricing Pressures

The retail business is highly competitive. The Company competes for customers, associates, locations, merchandise, services and other important aspects of the business with many other local, regional and national retailers. Those competitors range from specialty retail stores to department stores, discounters and internet online retailers. Unanticipated changes in the pricing and other practices of those competitors, including promotional activity, may adversely affect the Company’s performance.

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

Information Technology Systems

The Company’s operating results could be negatively impacted by a major disruption of the Company’s information technology systems. The Company relies heavily on these systems to process transactions, manage inventory replenishment, summarize results and control distribution of products. Despite numerous safeguards and careful contingency planning, the system is still subject to power outages, computer viruses, telecommunication failures, security breaches and other catastrophic events. A major disruption of the system and its backup mechanisms may cause the Company to incur significant costs to repair the system, experience a critical loss of data and result in business interruptions.

Consumer and Employee Information Privacy

The Company stores certain information about its customers and employees in the ordinary course of business. The Company invests considerable resources in protecting this sensitive information but is still subject to a possible security event. A breach of our security systems resulting in unauthorized access to stored personal information could negatively impact the Company’s operating results and financial performance. Certain aspects of the business, particularly the Company website, heavily depend on consumers entrusting personal financial information to be transmitted securely over public networks. A loss of consumer confidence could result in lost future sales and have a material adverse effect on the Company’s reputation. In addition, a privacy breach could cause the Company to incur significant costs to restore the integrity of its system, and could result in significant costs in government penalties and private litigation.

Statutory, Regulatory and Other Legal Developments

The Company is subject to numerous statutory, regulatory and legal requirements at a local, state and national level. The Company’s operating results could be negatively impacted by developments in these areas due to the costs of compliance in addition to possible government penalties and litigation in the event of deemed noncompliance. Changes in the regulatory environment in the area of product safety, environmental protection, privacy and information security, wage and hour laws, among others, could potentially impact the Company’s operations and financial results.

Accounting and Tax Rules and Regulations

The Company’s operating results and financial position could be negatively impacted by changes to accounting rules and regulations or new interpretations of existing accounting standards. These changes may include, without limitation, changes to lease accounting standards. The Company’s effective income tax rate could be impacted by changes in accounting standards as well as changes in tax laws or the interpretations of these tax laws by courts and taxing authorities which could negatively impact the Company’s financial results.

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

Auction Rate Securities

As of February 26, 2011, the Company held approximately $109.7 million of net investments in auction rate securities. These securities are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200%. None of the auction rate securities held by the Company are mortgage-backed debt obligations. Beginning in mid-February 2008, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies and the Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities.

These securities of approximately $112.9 million at par had a temporary valuation adjustment of approximately $3.2 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary it was recorded in accumulated other comprehensive income, net of a related tax benefit, and did not affect the Company’s net earnings for fiscal 2010. The Company does not anticipate that any potential lack of liquidity in these auction rate securities, even for an extended period of time, will affect its ability to finance its operations, including its expansion program, share repurchase program and planned capital expenditures. However, if the interest rate environment changes, the Company may incur further temporary impairment losses. If uncertainties in the credit and capital markets continue and these markets deteriorate further, the Company may conclude that the decline in value is other than temporary and incur realized losses, including up to the full amount of the investments in auction rate securities, which could negatively affect the Company’s financial position, cash flow and results of operations. During fiscal 2010 and 2009, approximately $25.0 million and $38.5 million, respectively, of these auction rate securities, were redeemed at par. As of February 26, 2011, the Company classified approximately $5.8 million of these securities as short term investment securities due to expected redemptions at par during fiscal 2011. Subsequent to the end of fiscal 2010 through April 15, 2011, the Company additionally redeemed approximately $5.8 million of these securities at par. The classification and valuation of these securities will continue to be reviewed quarterly.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Most of the Company’s stores are located in suburban areas of medium and large-sized cities. These stores are situated in strip and power strip shopping centers, as well as in major off-price and conventional malls, and in free standing buildings.

The Company’s 1,139 stores are located in 50 states, the District of Columbia, Puerto Rico and Canada and range in size from approximately 5,000 to 100,000 square feet, but are predominantly between 20,000 and 50,000 square feet. Approximately 85% to 90% of store space is used for selling areas and the balance for warehouse, receiving and office space.

The table below sets forth the locations of the Company’s stores as of February 26, 2011:

Alabama	15
Alaska	2
Arizona	27
Arkansas	7
California	111
Colorado	25
Connecticut	23
Delaware	2
Florida	78
Georgia	29
Hawaii	1
Idaho	7
Illinois	44
Indiana	22
Iowa	8
Kansas	8
Kentucky	9
Louisiana	13
Maine	7
Maryland	20
Massachusetts	42
Michigan	36
Minnesota	9
Mississippi	7
Missouri	15
Montana	6
Nebraska	5
Nevada	8
New Hampshire	14
New Jersey	81
New Mexico	5
New York	90
North Carolina	31
North Dakota	2
Ohio	40
Oklahoma	7
Oregon	9
Pennsylvania	42
Rhode Island	5
South Carolina	15
South Dakota	1
Tennessee	20
Texas	79
Utah	12
Vermont	3
Virginia	31
Washington	23
West Virginia	3
Wisconsin	11
Wyoming	2
District of Columbia	2
Puerto Rico	3
Alberta, Canada	7
British Columbia, Canada	4
Novia Scotia, Canada	1
Ontario, Canada	9
Prince Edward Island, Canada	1
Total	1,139

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

In addition, the Company leases storage space in 13 locations, totaling approximately 1.6 million square feet, that provide supplemental merchandise storage space and fulfillment of BBB’s E-Service activities. This space is used to supplement the warehouse facilities in the Company’s stores in proximity to these locations. In addition, the Company also owns two distribution centers totaling approximately 1.5 million square feet.

As of February 26, 2011, the Company occupied approximately 355,000 square feet of office space at four locations for procurement and corporate office functions. Leased facilities in Farmingdale and Garden City, New York comprise approximately 120,000 square feet with the remaining approximately 235,000 square feet within owned facilities in Union, New Jersey and Middleboro, Massachusetts. In addition, the Company owns a building in Union, New Jersey next to the corporate office location to support its continuing headquarters growth.

ITEM 3 - LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the ordinary course of business, which the Company does not believe to be material to the Company’s business or financial condition.

ITEM 4 — (REMOVED AND RESERVED)

Executive Officers of the Registrant

The following table sets forth the name, age and business experience of the Executive Officers of the Registrant:

Name	Age	Positions

Warren Eisenberg	80	Co-Chairman and Director

Leonard Feinstein	74	Co-Chairman and Director

Steven H. Temares	52	Chief Executive Officer and Director

Arthur Stark	56	President and Chief Merchandising Officer

Matthew Fiorilli	54	Senior Vice President — Stores

Eugene A. Castagna	45	Chief Financial Officer and Treasurer

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

PART II

ITEM 5 -	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low reported closing prices of the Company’s common stock on the NASDAQ National Market System for the periods indicated.

	High	Low
Fiscal 2010:
1st Quarter	$48.25	$41.08
2nd Quarter	45.87	36.01
3rd Quarter	45.13	35.96
4th Quarter	50.82	43.74

	High	Low
Fiscal 2009:
1st Quarter	$31.70	$19.52
2nd Quarter	37.46	27.34
3rd Quarter	39.79	34.93
4th Quarter	42.03	37.36

The common stock is quoted through the NASDAQ National Market System under the symbol BBBY. On March 26, 2011, there were approximately 5,600 shareholders of record of the common stock (without including individual participants in nominee security position listings). On March 26, 2011, the last reported sale price of the common stock was $47.28.

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

The Company’s purchases of its common stock during the fourth quarter of fiscal 2010 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share	or Programs (1)	Programs (1) (2)
November 28, 2010 - December 25, 2010	1,544,600	$46.10	1,544,600	$2,264,219,603
December 26, 2010 - January 22, 2011	1,221,100	$49.10	1,221,100	$2,204,261,907
January 23, 2011 - February 26, 2011	1,370,300	$49.12	1,370,300	$2,136,954,458
Total	4,136,000	$47.99	4,136,000	$2,136,954,458

(1) Between December 2004 and December 2010, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $4.950 billion of its shares of common stock. The Company was authorized to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. Shares purchased indicated in this table also include the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

(2) Excludes brokerage commissions paid by the Company.

Stock Price Performance Graph

The graph shown below compares the performance of the Company’s common stock with that of the S&P 500 Index, the S&P Specialty Retail Index and the S&P Retail Composite Index over the same period (assuming the investment of $100 in the Company’s common stock and each of the three Indexes on February 25, 2006, and the reinvestment of dividends, if any).

ITEM 6 - SELECTED FINANCIAL DATA

Consolidated Selected Financial Data	Fiscal Year Ended (1)
(in thousands, except per share	February 26,	February 27,	February 28,	March 1,	March 3,
and selected operating data)	2011	2010	2009	2008 (2)	2007

Statement of Earnings Data:

Net sales	$8,758,503	$7,828,793	$7,208,340	$7,048,942	$6,617,429

Gross profit	3,622,929	3,208,119	2,873,236	2,925,231	2,835,402

Operating profit	1,288,458	980,687	673,896	838,022	889,401

Net earnings	791,333	600,033	425,123	562,808	594,244

Net earnings per share - Diluted	$3.07	$2.30	$1.64	$2.10	$2.09

Selected Operating Data:

Number of stores open (at period end)	1,139	1,100	1,037	971	888

Total square feet of store space (at period end)	35,055,000	33,740,000	32,050,000	30,181,000	27,794,000

Percentage increase in comparable store sales	7.8%	4.4%	(2.4)%	1.0%	4.9%

Comparable store net sales (in 000’s)	$8,339,112	$7,409,203	$6,746,472	$6,457,268	$6,068,694

Number of comparable stores	1,013	942	874	792	683

Balance Sheet Data (at period end):

Working capital	$2,751,398	$2,413,791	$1,609,831	$1,065,599	$1,553,541

Total assets	5,646,193	5,152,130	4,268,843	3,844,093	3,959,304

Long-term debt	—	—	—	—	—

Shareholders’ equity (3) (4)	$3,931,659	$3,652,904	$3,000,454	$2,561,828	$2,649,151	(5)

(1) Each fiscal year represents 52 weeks, except for fiscal 2006 (ended March 3, 2007) which represents 53 weeks.
(2) On March 22, 2007, the Company acquired Buy Buy BABY, Inc.
(3) The Company has not declared any cash dividends in any of the fiscal years noted above.
(4) In fiscal 2010, 2009, 2008, 2007 and 2006, the Company repurchased approximately $688 million, $95 million, $48 million, $734 million and $301 million of its common stock, respectively.

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

The Company’s strategy is to achieve this objective through excellent customer service, an extensive breadth and depth of assortment, everyday low prices and introduction of new merchandising offerings, supported by the continuous development and improvement of its infrastructure.

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

While it appears that the economic environment has stabilized, a number of challenges, including higher commodity prices, and relatively high unemployment could continue to pressure consumers and affect their spending. The Company cannot predict whether, when or the manner in which these economic conditions will change.

The Company remains committed to making the required investments in its infrastructure to help position the Company for continued success. The Company continues to review and prioritize its capital needs while continuing to make investments, principally for new stores, existing store improvements, information technology enhancements including increased spending on its interactive platforms, and other projects whose impact is considered important to its future.

The following represents an overview of the Company’s financial performance for the periods indicated:

•                  Net sales in fiscal 2010 increased approximately 11.9% to $8.759 billion; net sales in fiscal 2009 increased approximately 8.6% to $7.829 billion over net sales of $7.208 billion in fiscal 2008.

•                  Comparable store sales for fiscal 2010 increased by approximately 7.8% as compared with a increase of approximately 4.4% in fiscal 2009 and a decrease of approximately 2.4% in fiscal 2008.

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

•                  Gross profit for fiscal 2010 was $3.623 billion or 41.4% of net sales compared with $3.208 billion or 41.0% of net sales for fiscal 2009 and $2.873 billion or 39.9% of net sales for fiscal 2008.

•                  Selling, general and administrative expenses (“SG&A”) for fiscal 2010 were $2.334 billion or 26.7% of net sales compared with $2.227 billion or 28.5% of net sales for fiscal 2009 and $2.199 billion or 30.5% of net sales for fiscal 2008.

•                  The effective tax rate was 38.8%, 39.1% and 37.8% for fiscal years 2010, 2009 and 2008, respectively.

•                  For the fiscal year ended February 26, 2011, net earnings per diluted share were $3.07 ($791.3 million), an increase of approximately 33%, as compared with net earnings per diluted share of $2.30 ($600.0 million) for fiscal 2009, which was an increase of approximately 40% from net earnings per diluted share of $1.64 ($425.1 million) for fiscal 2008. The increase in net earnings per diluted share for the fiscal years ended February 26, 2011 and February 27, 2010 primarily reflect the favorable movements in gross profit and SG&A expenses.

During fiscal 2010, 2009 and 2008, the Company’s capital expenditures were $183.5 million, $153.7 million and $215.9 million, respectively. In addition, during fiscal 2010, 2009 and 2008, the Company repurchased 15.9 million, 2.7 million and 1.7 million shares, respectively, of its common stock at a total cost of approximately $687.6 million, $94.9 million and $48.1 million, respectively.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long term objectives. In fiscal 2011, the Company expects to open approximately 45 new stores across all concepts. During fiscal 2010, the Company opened a total of 40 new stores, including 18 BBB stores throughout the United States and Canada, five CTS stores, one Harmon store and 16 buybuy BABY stores, and closed one BBB store.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (i) selected statement of earnings data of the Company expressed as a percentage of net sales and (ii) the percentage change in dollar amounts from the prior year in selected statement of earnings data:

	Fiscal Year Ended
	Percentage			Percentage Change
	of Net Sales			from Prior Year
	February 26,	February 27,	February 28,	February 26,	February 27,
	2011	2010	2009	2011	2010

Net sales	100.0%	100.0%	100.0%	11.9%	8.6%

Cost of sales	58.6	59.0	60.1	11.1	6.6

Gross profit	41.4	41.0	39.9	12.9	11.7

Selling, general and administrative expenses	26.7	28.5	30.5	4.8	1.3

Operating profit	14.7	12.5	9.3	31.4	45.5

Earnings before provision for income taxes	14.8	12.6	9.5	31.2	44.2

Net earnings	9.0	7.7	5.9	31.9	41.1

Net Sales

Net sales in fiscal 2010 increased $929.7 million to $8.759 billion, representing an increase of 11.9% over $7.829 billion of net sales in fiscal 2009, which increased $620.5 million or 8.6% over the $7.208 billion of net sales in fiscal 2008. For fiscal 2010, approximately 65.2% of the increase in net sales was attributable to an increase in the Company’s comparable store sales and the balance of the increase was primarily attributable to an increase in the Company’s new store sales. For fiscal 2009, approximately 51.4% of the increase in net sales was attributable to an increase in the Company’s new store sales and the balance of the increase was primarily attributable to an increase in the Company’s comparable store sales.

For fiscal 2010, comparable store sales for 1,013 stores represented $8.339 billion of net sales; for fiscal 2009, comparable store sales for 942 stores represented $7.409 billion of net sales; and for fiscal 2008, comparable store sales for 874 stores represented $6.746 billion of net sales. Comparable store sales increased by approximately 7.8% for fiscal 2010 and increased by approximately 4.4% for fiscal 2009. Fiscal 2010 and 2009 net sales and comparable store sales reflected consumer acceptance of the Company’s merchandise offerings.

Sales of domestics merchandise accounted for approximately 41%, 41% and 43% of net sales in fiscal 2010, 2009 and 2008, respectively, of which the Company estimates that bed linens accounted for approximately 12%, 13% and 13% of net sales in fiscal 2010, 2009 and 2008, respectively. The remaining net sales in fiscal 2010, 2009 and 2008 of 59%, 59% and 57%, respectively, represented sales of home furnishings. No other individual product category accounted for 10% or more of net sales during fiscal 2010, 2009 or 2008.

Gross Profit

Gross profit in fiscal 2010, 2009 and 2008 was $3.623 billion or 41.4 % of net sales, $3.208 billion or 41.0% of net sales and $2.873 billion or 39.9% of net sales, respectively. The increase in gross profit between fiscal 2010 and 2009 as a percentage of net sales was primarily due to a decrease in coupon expense as a percentage of net sales, partially offset by a shift in the mix of merchandise sold to lower margin categories. The increase in gross profit between fiscal 2009 and 2008 as a percentage of net sales was primarily due to decreases in inventory acquisition costs, coupon expense and markdowns, partially offset by a shift in the mix of merchandise sold to lower margin categories.

Selling, General and Administrative expenses

SG&A was $2.334 billion or 26.7 % of net sales in fiscal 2010, $2.227 billion or 28.5% of net sales in fiscal 2009 and $2.199 billion or 30.5% of net sales in fiscal 2008. The decrease in SG&A between fiscal 2010 and 2009 as a percentage of net sales was primarily due to relative decreases in payroll and occupancy expenses, as well as a relative decrease in advertising expenses resulting from a reduction in the distribution of advertising pieces. Payroll and occupancy (including rent and depreciation) expense benefited from the approximate 7.8% increase in comparable store sales. The decrease in SG&A between fiscal 2009 and 2008 as a percentage of net sales was primarily due to a relative decrease in advertising expenses resulting from a decrease in the distribution of advertising pieces. Also contributing to the decrease were relative decreases in payroll expenses and occupancy costs (including rent, utilities and depreciation).

Operating Profit

Operating profit for fiscal 2010 was $1.288 billion or 14.7% of net sales, $980.7 million or 12.5% of net sales in fiscal 2009 and $673.9 million or 9.3% of net sales in fiscal 2008. The changes in operating profit as a percentage of net sales were a result of the changes in the gross profit margin and SG&A as a percentage of net sales as described above.

Interest Income

Interest income was $4.5 million, $4.6 million and $9.4 million in fiscal 2010, 2009 and 2008, respectively. Interest income decreased in fiscal 2009 compared to fiscal 2008 primarily as a result of lower interest rates partially offset by an increase in the fair value of the trading investment securities related to the Company’s nonqualified deferred compensation plan.

Income Taxes

The effective tax rate was 38.8% for fiscal 2010, 39.1% for fiscal 2009 and 37.8% for fiscal 2008. For fiscal 2010, the tax rate included an approximate $0.9 million provision primarily due to the recognition of certain discrete tax items, partially offset by the changing of the blended state tax rate of deferred income taxes. For fiscal 2009, the tax rate included an approximate $3.2 million provision primarily due to the recognition of certain discrete tax items partially offset by the changing of the blended state tax rate of deferred income taxes. The remaining increase in the 2009 effective tax rate was primarily due to slightly higher state taxes.

The Company expects continued volatility in the effective tax rate from year to year because the Company is required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions. In the 19-year period from the beginning of fiscal 1992 to the end of fiscal 2010, the chain has grown from 34 to 1,139 stores. Total square footage grew from 0.9 million square feet at the beginning of fiscal 1992 to 35.1 million square feet at the end of fiscal 2010. During fiscal 2010, the Company opened a total of 40 new stores, including 18 BBB stores throughout the United States and Canada, five CTS stores, one Harmon store and 16 buybuy BABY stores, and closed one BBB store, all of which resulted in the aggregate addition of approximately 1.3 million square feet of store space. In May 2008, the Company became a partner in a joint venture which operates two stores in the Mexico City market under the name “Home & More.”

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long term objectives. In fiscal 2011, the Company expects to open approximately 45 new stores across all concepts.

LIQUIDITY AND CAPITAL RESOURCES

The Company has no outstanding bank borrowings and has been able to finance its operations, including its expansion program, entirely through internally generated funds. For fiscal 2011, the Company believes that it will continue to finance its operations, including its expansion program, share repurchase program and planned capital expenditures, entirely through existing and internally generated funds. Capital expenditures for fiscal 2011, principally for new stores, existing store improvements, and information technology enhancements including increased spending on interactive platforms, and other projects, are planned to be approximately $250.0 million.

Fiscal 2010 compared to Fiscal 2009

Net cash provided by operating activities in fiscal 2010 was $987.4 million, compared with $905.4 million in fiscal 2009. Year-over-year, the Company experienced an increase in net earnings, partially offset by an increase in cash used for the net components of working capital (primarily merchandise inventories and income taxes payable, partially offset by deferred rent and other liabilities).

Inventory per square foot was $56.17 as of February 26, 2011, as compared to $52.15 as of February 27, 2010. This increase of approximately 7.7% was primarily due to increased inventory levels required to support recent increases in comparable store sales and the timing of merchandise receipts.

Net cash used in investing activities in fiscal 2010 was $341.0 million, compared with $488.7 million in fiscal 2009. In fiscal 2010, net cash used in investing activities was due to $157.5 million of purchases of investment securities, net of redemptions, and $183.5 million of capital expenditures. In fiscal 2009, net cash used in investing activities was due to $335.0 million of purchases of investment securities, net of redemptions, and $153.7 million of capital expenditures.

Net cash used in financing activities for fiscal 2010 was $559.0 million, compared with net cash provided by financing activities of $11.2 million in fiscal 2009. The increase in net cash used was primarily due to a $592.7 million increase in common stock repurchases partially offset by a $26.0 million increase in cash proceeds from the exercise of stock options.

Fiscal 2009 compared to Fiscal 2008

Net cash provided by operating activities in fiscal 2009 was $905.4 million, compared with $584.0 million in fiscal 2008. Year-over-year, the Company experienced a decrease in cash used for the net components of working capital (primarily accounts payable, accrued expenses and other current liabilities and income taxes payable, partially offset by merchandise inventories), and an increase in net earnings.

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

Auction Rate Securities

As of February 26, 2011, the Company held approximately $109.7 million of net investments in auction rate securities. Beginning in mid-February 2008, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies and the Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities. As of February 26, 2011, these securities had a temporary valuation adjustment of approximately $3.2 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive income, net of a related tax benefit, and did not affect the Company’s net earnings for fiscal 2010. As of February 26, 2011, the Company classified approximately $5.8 million of these securities as short term investment securities due to expected redemptions at par during fiscal 2011.

During fiscal 2010, approximately $67.8 million of auction rate securities were redeemed at par, of which approximately $42.8 million were repurchased per an agreement with the investment firm that sold the Company a portion of its auction rate securities. Subsequent to the end of fiscal 2010 through April 15, 2011, the Company additionally redeemed approximately $5.8 million at par.

The Company does not anticipate that any potential lack of liquidity in its auction rate securities, even for an extended period of time, will affect its ability to finance its operations, including its expansion program, share repurchase program, and planned capital expenditures. The Company continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. These investments will remain primarily classified as non-current assets until the Company has better visibility as to when their liquidity will be restored. The classification and valuation of these securities will continue to be reviewed quarterly.

Other Fiscal 2010 Information

At February 26, 2011, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of February 29, 2012 and September 2, 2011, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During fiscal 2010, the Company did not have any direct borrowings under the uncommitted lines of credit. As of February 26, 2011, there was approximately $7.9 million of outstanding letters of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates. In addition, as of February 26, 2011, the Company maintained unsecured standby letters of credit of $64.5 million, primarily for certain insurance programs.

In December 2010, the Company’s Board of Directors authorized a new $2.0 billion share repurchase program. The Company is planning that the new share repurchase program will commence after completion of the existing share repurchase program. The Company anticipates that this new program will be funded from current cash and from present and expected future cash flows. Between December 2004 and December 2010, the Company’s Board of Directors has authorized, through several share repurchase programs, the repurchase of $4.950 billion of its shares of common stock.

Since 2004 through the end of fiscal 2010, the Company has repurchased approximately $2.8 billion of its common stock through several share repurchase programs. The Company has approximately $2.1 billion remaining of authorized share repurchases as of February 26, 2011. The execution of the Company’s share repurchase program will consider current business and market conditions.

The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

The Company has contractual obligations consisting mainly of operating leases for stores, offices, warehouse facilities and equipment, purchase obligations and other long-term liabilities which the Company is obligated to pay as of February 26, 2011 as follows:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating Lease Obligations (1)	$3,103,586	$457,676	$819,952	$639,596	$1,186,362
Purchase Obligations (2)	749,575	749,575	—	—	—
Other long-term liabilities (3)	392,094	—	—	—	—

Total Contractual Obligations	$4,245,255	$1,207,251	$819,952	$639,596	$1,186,362

(1)  The amounts presented represent the future minimum lease payments under non-cancelable operating leases. In addition to minimum rent, certain of the Company’s leases require the payment of additional costs for insurance, maintenance and other costs. These additional amounts are not included in the table of contractual commitments as the timing and/or amounts of such payments are not known. As of February 26, 2011, the Company has leased sites for 27 new stores planned for opening in fiscal 2011 or 2012, for which aggregate minimum rental payments over the term of the leases are approximately $100.1 million and are included in the table above.

(2) Purchase obligations primarily consist of purchase orders for merchandise.

(3)  Amounts recorded as deferred rent and other liabilities and income taxes payable in the Consolidated Balance Sheet as of February 26, 2011 have been reflected only in the Total column in the table above as the timing and/or amount of any cash payment is uncertain. Deferred rent and other liabilities are primarily comprised of deferred rent, workers’ compensation and general liability reserves and various other accruals.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with GAAP requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In particular, judgment is used in areas such as inventory valuation, impairment of long-lived assets, goodwill and other indefinitely lived intangible assets, accruals for self insurance, litigation, store opening, expansion, relocation and closing costs, stock-based compensation and income and certain other taxes. Actual results could differ from these estimates.

Inventory Valuation: Merchandise inventories are stated at the lower of cost or market. Inventory costs for BBB, buybuy BABY and Harmon are calculated using the weighted average retail inventory method and inventory costs for CTS are calculated using the first in first out cost method.

Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail values of inventories. The cost associated with determining the cost-to-retail ratio includes: merchandise purchases, net of returns to vendors, discounts and volume and incentive rebates; inbound freight expenses; duty, insurance and commissions.

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

Goodwill and Other Indefinitely Lived Intangible Assets: The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. The Company has not historically recorded an impairment to its goodwill and other indefinitely lived intangible assets. The Company completed its annual impairment testing of goodwill and other indefinitely lived intangible assets and determined that, as of February 26, 2011, no impairment existed because the fair value of these assets substantially exceeded their carrying values. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

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

Litigation: The Company records an estimated liability related to its various claims and legal actions arising in the ordinary course of business when and to the extent that it concludes a liability is probable and the amount of the loss can be reasonably estimated. Such estimated loss is based on available information and advice from outside counsel, where appropriate. As additional information becomes available, the Company reassesses the potential liability related to claims and legal actions and revises its estimated liabilities, as appropriate. The Company expects the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. The Company also cannot predict the nature and validity of claims which could be asserted in the future, and future claims could have a material impact on its earnings.

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

Taxes: The Company accounts for its income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

The Company intends to reinvest the unremitted earnings of its Canadian subsidiary. Accordingly, no provision has been made for U.S. or additional non-U.S. taxes with respect to these earnings. In the event of repatriation to the U.S., in most cases such earnings would be subject to U.S. income taxes.

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

The Company also accrues for certain other taxes as required by their operations.

Judgment is required in determining the provision for income and other taxes and related accruals, deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company’s various tax returns are subject to audit by various tax authorities. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.

FORWARD-LOOKING STATEMENTS

This Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors that may be outside the Company’s control. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment, consumer preferences and spending habits; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; unusual weather patterns; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the cost of labor, merchandise and other costs and expenses; the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program; the impact of failed auctions for auction rate securities held by the Company; disruptions to the Company’s information technology systems including but not limited to security breaches of the Company’s systems protecting consumer and employee information; changes to statutory, regulatory and legal requirements; changes to, or new, tax laws or interpretation of existing tax laws; and changes to, or new, accounting standards including, without limitation, changes to lease accounting standards. The Company does not undertake any obligation to update its forward-looking statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of February 26, 2011, the Company’s investments include cash and cash equivalents of approximately $1.184 billion, short term investment securities of approximately $605.6 million and long term investment securities of approximately $121.4 million at weighted average interest rates of 0.04%, 0.15% and 0.39%, respectively.

As of February 26, 2011, the Company held approximately $109.7 million of net investments in auction rate securities. Beginning in mid-February 2008, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies and the Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities. As of February 26, 2011, these securities had a temporary valuation adjustment of approximately $3.2 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive income, net of a related tax benefit, and did not affect the Company’s net earnings for fiscal 2010. As of February 26, 2011, the Company classified approximately $5.8 million of these securities as short term investment securities due to expected redemptions at par during fiscal 2011.

During fiscal 2010, approximately $67.8 million of auction rate securities were redeemed at par, of which approximately $42.8 million were repurchased per an agreement with the investment firm that sold the Company a portion of its auction rate securities. Subsequent to the end of fiscal 2010 through April 15, 2011, the Company additionally redeemed approximately $5.8 million at par.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

1)	Consolidated Balance Sheets as of February 26, 2011 and February 27, 2010

2)	Consolidated Statements of Earnings for the fiscal years ended February 26, 2011, February 27, 2010, and February 28, 2009

3)	Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 26, 2011, February 27, 2010, and February 28, 2009

4)	Consolidated Statements of Cash Flows for the fiscal years ended February 26, 2011, February 27, 2010, and February 28, 2009

5)	Notes to Consolidated Financial Statements

6)	Reports of Independent Registered Public Accounting Firm

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	February 26,	February 27,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$1,183,587	$1,096,100
Short term investment securities	605,608	431,476
Merchandise inventories	1,968,907	1,759,703
Other current assets	315,736	276,066

Total current assets	4,073,838	3,563,345

Long term investment securities	121,446	132,860
Property and equipment, net	1,116,297	1,119,292
Other assets	334,612	336,633

Total assets	$5,646,193	$5,152,130

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$709,550	$611,163
Accrued expenses and other current liabilities	306,847	281,730
Merchandise credit and gift card liabilities	193,061	172,804
Current income taxes payable	112,982	83,857

Total current liabilities	1,322,440	1,149,554

Deferred rent and other liabilities	292,364	246,273
Income taxes payable	99,730	103,399

Total liabilities	1,714,534	1,499,226

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—
Common stock - $0.01 par value; authorized - 900,000 shares; issued 325,222 and 320,553 shares, respectively; outstanding 251,666 and 262,898 shares, respectively	3,253	3,206
Additional paid-in capital	1,191,123	1,020,515
Retained earnings	5,546,287	4,754,954
Treasury stock, at cost	(2,814,104)	(2,126,499)
Accumulated other comprehensive income	5,100	728

Total shareholders’ equity	3,931,659	3,652,904

Total liabilities and shareholders’ equity	$5,646,193	$5,152,130

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

Bed Bath & Beyond Inc. and Subsidiaries

	FISCAL YEAR ENDED
	February 26,	February 27,	February 28,
(in thousands, except per share data)	2011	2010	2009

Net sales	$8,758,503	$7,828,793	$7,208,340

Cost of sales	5,135,574	4,620,674	4,335,104

Gross profit	3,622,929	3,208,119	2,873,236

Selling, general and administrative expenses	2,334,471	2,227,432	2,199,340

Operating profit	1,288,458	980,687	673,896

Interest income	4,520	4,568	9,412

Earnings before provision for income taxes	1,292,978	985,255	683,308

Provision for income taxes	501,645	385,222	258,185

Net earnings	$791,333	$600,033	$425,123

Net earnings per share - Basic	$3.11	$2.33	$1.66
Net earnings per share - Diluted	$3.07	$2.30	$1.64

Weighted average shares outstanding - Basic	254,297	257,755	256,410
Weighted average shares outstanding - Diluted	258,079	260,375	258,619

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

Bed Bath & Beyond Inc. and Subsidiaries

							Accumulated Other
	Common Stock		Additional Paid-	Retained	Treasury Stock		Comprehensive
(in thousands)	Shares	Amount	in Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at March 1, 2008	312,229	$3,122	$813,568	$3,729,766	(53,309)	$(1,983,590)	$(1,038)	$2,561,828

Comprehensive Income (Loss):
Net earnings				425,123				425,123

Change in temporary impairment of auction rate securities, net of taxes							(615)	(615)

Unrealized loss included in net earnings, net of taxes							3,528	3,528

Pension adjustment, net of taxes							(4,593)	(4,593)

Currency translation adjustment							(1,822)	(1,822)
Comprehensive Income								421,621

Shares sold under employee stock option plans, net of taxes	1,218	12	19,910					19,922

Issuance of restricted shares, net	1,224	13	(13)					—

Stock-based compensation expense, net			44,906					44,906

Director fees paid in stock	7		197					197

Repurchase of common stock, including fees					(1,668)	(48,052)		(48,052)

Effect of change in pension plan measurement date				32				32
Balance at February 28, 2009	314,678	3,147	878,568	4,154,921	(54,977)	(2,031,642)	(4,540)	3,000,454

Comprehensive Income (Loss):
Net earnings				600,033				600,033

Change in temporary impairment of auction rate securities, net of taxes							325	325

Pension adjustment, net of taxes							1,260	1,260

Currency translation adjustment							3,683	3,683
Comprehensive Income								605,301

Shares sold under employee stock option plans, net of taxes	4,503	45	96,431					96,476

Issuance of restricted shares, net	1,369	14	(14)					—

Stock-based compensation expense, net			45,411					45,411

Director fees paid in stock	3		119					119

Repurchase of common stock, including fees					(2,678)	(94,857)		(94,857)
Balance at February 27, 2010	320,553	3,206	1,020,515	4,754,954	(57,655)	(2,126,499)	728	3,652,904

Comprehensive Income (Loss):
Net earnings				791,333				791,333

Change in temporary impairment of auction rate securities, net of taxes							(663)	(663)

Pension adjustment, net of taxes							343	343

Currency translation adjustment							4,692	4,692
Comprehensive Income								795,705

Shares sold under employee stock option plans, net of taxes	3,804	38	125,058					125,096

Issuance of restricted shares, net	863	9	(9)					—

Stock-based compensation expense, net			45,465					45,465

Director fees paid in stock	2		94					94

Repurchase of common stock, including fees					(15,901)	(687,605)		(687,605)
Balance at February 26, 2011	325,222	$3,253	$1,191,123	$5,546,287	(73,556)	$(2,814,104)	$5,100	$3,931,659

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Bed Bath & Beyond Inc. and Subsidiaries

	FISCAL YEAR ENDED
	February 26,	February 27,	February 28,
(in thousands)	2011	2010	2009

Cash Flows from Operating Activities:
Net earnings	$791,333	$600,033	$425,123
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	183,820	184,232	175,601
Stock-based compensation	44,276	44,235	43,708
Tax benefit from stock-based compensation	(3,453)	(5,986)	(1,183)
Deferred income taxes	(15,988)	(22,811)	(22,325)
Other	(1,757)	(405)	476
(Increase) decrease in assets:
Merchandise inventories	(209,204)	(117,364)	(25,358)
Trading investment securities	(5,469)	(5,610)	(17)
Other current assets	(17,736)	(4,397)	(3,065)
Other assets	(2,899)	526	(954)
Increase (decrease) in liabilities:
Accounts payable	102,307	96,279	(40,863)
Accrued expenses and other current liabilities	29,809	37,905	(13,301)
Merchandise credit and gift card liabilities	20,257	7,183	(5,631)
Income taxes payable	25,456	70,487	24,676
Deferred rent and other liabilities	46,655	21,100	27,083
Net cash provided by operating activities	987,407	905,407	583,970

Cash Flows from Investing Activities:
Purchase of held-to-maturity investment securities	(1,511,555)	(403,582)	—
Redemption of held-to-maturity investment securities	1,286,270	30,025	—
Redemption of available-for-sale investment securities	24,975	38,545	107,550
Redemption of trading investment securities	42,825	—	—
Capital expenditures	(183,474)	(153,680)	(215,859)
Investment in unconsolidated joint venture, including fees	—	—	(4,786)
Net cash used in investing activities	(340,959)	(488,692)	(113,095)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	125,700	99,727	17,650
Excess tax benefit from stock-based compensation	2,944	6,306	3,652
Repurchase of common stock, including fees	(687,605)	(94,857)	(48,052)
Net cash (used in) provided by financing activities	(558,961)	11,176	(26,750)

Net increase in cash and cash equivalents	87,487	427,891	444,125

Cash and cash equivalents:
Beginning of period	1,096,100	668,209	224,084
End of period	$1,183,587	$1,096,100	$668,209

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

B.             Fiscal Year

The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2010, 2009 and 2008 represented 52 weeks and ended on February 26, 2011, February 27, 2010 and February 28, 2009, respectively.

C.             Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned.

All significant intercompany balances and transactions have been eliminated in consolidation.

D.            Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In particular, judgment is used in areas such as inventory valuation, impairment of long-lived assets, impairment of auction rate securities, goodwill and other indefinitely lived intangible assets, accruals for self insurance, litigation, store opening, expansion, relocation and closing costs, the provision for sales returns, vendor allowances, stock-based compensation and income and certain other taxes. Actual results could differ from these estimates.

E.              Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within 5 business days, of $61.9 million and $56.0 million as of February 26, 2011 and February 27, 2010, respectively.

F.              Investment Securities

Investment securities consist primarily of U.S. Treasury Bills with remaining maturities of less than one year and auction rate securities, which are securities with interest rates that reset periodically through an auction process. The U.S. Treasury Bills are classified as short term held-to-maturity securities and are stated at their amortized cost which approximates fair value. Auction rate securities are classified as available-for-sale or trading and are stated at fair value, which had historically been consistent with cost or par value due to interest rates which reset periodically, typically every 7, 28 or 35 days. As a result, there generally were no cumulative gross unrealized holding gains or losses relating to these auction rate securities. However, beginning in mid-February 2008 due to market conditions, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities, and affect their estimated fair values at February 26, 2011 and February 27, 2010, but do not affect the underlying collateral of the securities. (See “Fair Value Measurements,” Note 4 and “Investment Securities,” Note 5). All income from these investments is recorded as interest income.

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

G.             Inventory Valuation

Merchandise inventories are stated at the lower of cost or market. Inventory costs for BBB, buybuy BABY and Harmon are calculated using the weighted average retail inventory method and inventory costs for CTS are calculated using the first in first out cost method.

Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail values of inventories. The cost associated with determining the cost-to-retail ratio includes: merchandise purchases, net of returns to vendors, discounts and volume and incentive rebates; inbound freight expenses; duty, insurance and commissions.

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

H.            Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets (forty years for buildings; five to twenty years for furniture, fixtures and equipment; and three to seven years for computer equipment and software). Leasehold improvements are amortized using the straight-line method over the lesser of their estimated useful life or the life of the lease. Depreciation expense is primarily included within selling, general and administrative expenses.

The cost of maintenance and repairs is charged to earnings as incurred; significant renewals and betterments are capitalized. Maintenance and repairs amounted to $90.2 million, $86.2 million and $81.1 million for fiscal 2010, 2009 and 2008, respectively.

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

J.                Goodwill and Other Indefinitely Lived Intangible Assets

The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available, including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. The Company has not historically recorded an impairment to its goodwill and other indefinitely lived intangible assets. The Company completed its annual impairment testing of goodwill and other indefinitely lived intangible assets and determined that, as of February 26, 2011, no impairment existed because the fair value of these assets substantially exceeded their carrying values. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

Included within other assets in the accompanying consolidated balance sheets as of February 26, 2011 and February 27, 2010, respectively, is $198.7 million for goodwill and $30.9 million for indefinite lived tradenames.

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

L.              Deferred Rent

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the term of the lease beginning as of the date the Company obtained possession of the leased premises. Deferred rent amounted to $78.3 million and $78.7 million as of February 26, 2011 and February 27, 2010, respectively.

Cash or lease incentives (“tenant allowances”) received pursuant to certain store leases are recognized on a straight-line basis as a reduction to rent over the lease term. The unamortized portion of tenant allowances is included in deferred rent and other liabilities. The unamortized portion of tenant allowances amounted to $111.9 million and $86.8 million as of February 26, 2011 and February 27, 2010, respectively.

M.         Treasury Stock

In December 2010, the Company’s Board of Directors authorized a new $2.0 billion share repurchase program. Between December 2004 and December 2010, the Company’s Board of Directors has authorized, through several share repurchase programs, the repurchase of $4.950 billion of its shares of common stock.

During fiscal 2010, the Company repurchased approximately 15.9 million shares of its common stock at a total cost of approximately $687.6 million. During fiscal 2009, the Company repurchased approximately 2.7 million shares of its common stock at a total cost of approximately $94.9 million. During fiscal 2008, the Company repurchased approximately 1.7 million shares of its common stock at a total cost of approximately $48.1 million.

The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

N.            Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable and certain other liabilities. The Company’s investment securities consist primarily of U.S. Treasury securities, which are stated at amortized cost, and auction rate securities, which are stated at their approximate fair value. The book value of all financial instruments is representative of their fair values (See “Fair Value Measurements,” Note 4).

O.            Revenue Recognition

Sales are recognized upon purchase by customers at the Company’s retail stores or upon delivery for products purchased from its websites. The value of point-of-sale coupons and point-of-sale rebates that result in a reduction of the price paid by the customer are recorded as a reduction of sales. Shipping and handling fees that are billed to a customer in a sale transaction are recorded in sales. Taxes, such as sales tax, use tax and value added tax, are not included in sales.

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

Q.            Vendor Allowances

The Company receives allowances from vendors in the normal course of business for various reasons including direct cooperative advertising, purchase volume and reimbursement for other expenses. Annual terms for each allowance include the basis for earning the allowance and payment terms, which vary by agreement. All vendor allowances are recorded as a reduction of inventory cost, except for direct cooperative advertising allowances which are specific, incremental and identifiable. The Company recognizes purchase volume allowances as a reduction of the cost of inventory in the quarter in which milestones are achieved. Advertising costs were reduced by direct cooperative allowances of $17.6 million, $14.5 million and $14.9 million for fiscal 2010, 2009 and 2008, respectively.

R.             Store Opening, Expansion, Relocation and Closing Costs

Store opening, expansion, relocation and closing costs, including markdowns, asset residual values and projected occupancy costs, are charged to earnings as incurred.

S.              Advertising Costs

Expenses associated with direct response advertising are expensed over the period during which the sales are expected to occur, generally four to six weeks, and all other expenses associated with store advertising are charged to earnings as incurred. Net advertising costs amounted to $198.3 million, $230.6 million and $266.4 million for fiscal 2010, 2009 and 2008, respectively.

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

The Company accounts for its income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

The Company intends to reinvest the unremitted earnings of its Canadian subsidiary. Accordingly, no provision has been made for U.S. or additional non-U.S. taxes with respect to these earnings. In the event of repatriation to the U.S., in most cases such earnings would be subject to U.S. income taxes.

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

Stock-based awards of approximately 1.5 million, 9.8 million and 15.3 million shares were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive for fiscal 2010, 2009 and 2008, respectively.

W.        Segments

The Company accounts for its operations as one operating segment.

2.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	February 26,	February 27,
(in thousands)	2011	2010

Land and buildings	$234,027	$229,954
Furniture, fixtures and equipment	892,682	830,734
Leasehold improvements	959,427	895,581
Computer equipment and software	452,235	401,359
	2,538,371	2,357,628
Less: Accumulated depreciation and amortization	(1,422,074)	(1,238,336)
	$1,116,297	$1,119,292

3.  LINES OF CREDIT

At February 26, 2011, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of February 29, 2012 and September 2, 2011, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During fiscal 2010 and 2009, the Company did not have any direct borrowings under the uncommitted lines of credit. As of February 26, 2011, there was approximately $7.9 million of outstanding letters of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates. In addition, as of February 26, 2011, the Company maintained unsecured standby letters of credit of $64.5 million, primarily for certain insurance programs. As of February 27, 2010, there was approximately $6.1 million of outstanding letters of credit and approximately $55.0 million of outstanding unsecured standby letters of credit, primarily for certain insurance programs.

4.  FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., “the exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. The hierarchy for inputs used in measuring fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

As of February 26, 2011, the Company’s financial assets utilizing Level 1 inputs include long term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included short term and long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 5).

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

The following table presents the valuation of the Company’s financial assets as of February 26, 2011 measured at fair value on a recurring basis by input level:

	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 3)	Total
Short term - available-for-sale securities:
Auction rate securities	—	5.8	5.8
Long term - available-for-sale securities:
Auction rate securities	—	103.9	103.9
Long term - trading securities:
Nonqualified deferred compensation plan assets	17.6	—	17.6
Total	$17.6	$109.7	$127.3

The following table presents the changes in the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Auction Rate Securities	Put Option	Total Significant Unobservable Inputs (Level 3)
Balance on February 27, 2010, net of temporary valuation adjustment	$176.3	$2.3	$178.6
Change in temporary valuation adjustment included in accumulated other comprehensive income	(1.1)	—	(1.1)
Unrealized gain included in earnings (1)	2.3	—	2.3
Change in valuation of Put Option	—	(2.3)	(2.3)
Redemptions at par	(67.8)	—	(67.8)
Balance on February 26, 2011, net of temporary valuation adjustment	$109.7	$—	$109.7

(1) None of the gains for the period included in earnings relate to assets still held on February 26, 2011.

Subsequent to the end of fiscal 2010 through April 15, 2011, the Company additionally redeemed approximately $5.8 million of short term available-for-sale securities at par.

5.              INVESTMENT SECURITIES

The Company’s investment securities as of February 26, 2011 and February 27, 2010 are as follows:

(in millions)	February 26, 2011	February 27, 2010
Available-for-sale securities:
Short term	$5.8	$15.0
Long term	103.9	120.8

Trading securities:
Short term	—	40.5
Long term	17.6	12.1

Held-to-maturity securities:
Short term	599.8	373.6

Put option:
Short term	—	2.3

Total investment securities	$727.1	$564.3

Auction Rate Securities

As of February 26, 2011 and February 27, 2010, the Company’s available-for-sale investment securities represented approximately $112.9 million and approximately $137.9 million par value of auction rate securities, respectively, less temporary valuation adjustments of approximately $3.2 million and $2.1 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive income, net of a related tax benefit, and did not affect the Company’s earnings. These securities at par are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200%. All of these available-for-sale investments carried triple-A credit ratings from one or more of the major credit rating agencies as of February 26, 2011 and February 27, 2010, and none of them are mortgage-backed debt obligations. As of February 26, 2011 and February 27, 2010, the Company’s available-for-sale investments have been in a continuous unrealized loss position for 12 months or more, however, the Company believes that the unrealized losses are temporary and reflect the investments’ current lack of liquidity. Due to their lack of liquidity, the Company classified approximately $103.9 million and $120.8 million of these investments as long term investment securities at February 26, 2011 and February 27, 2010, respectively. During fiscal 2010, approximately $25.0 million of these securities were redeemed at par. Subsequent to the end of fiscal 2010 through April 15, 2011, the Company additionally redeemed approximately $5.8 million of short term available-for-sale securities at par.

As of February 27, 2010, the Company’s trading investment securities included approximately $40.5 million at fair value ($42.8 million at par) of additional auction rate securities which were invested in securities collateralized by student loans. During the first six months of fiscal 2010, pursuant to an agreement with the investment firm that sold the Company these securities, the remaining $42.8 million of these securities were redeemed at par.

U.S. Treasury Securities

As of February 26, 2011 and February 27, 2010, the Company’s short term held-to-maturity securities included approximately $599.8 million and approximately $373.6 million, respectively, of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value.

Long Term Trading Investment Securities

The Company’s long term trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $17.6 million and $12.1 million as of February 26, 2011 and February 27, 2010, respectively.

6.             PROVISION FOR INCOME TAXES

The components of the provision for income taxes are as follows:

	FISCAL YEAR ENDED
(in thousands)	February 26, 2011	February 27, 2010	February 28, 2009

Current:
Federal	$426,956	$346,875	$233,216
State and local	90,689	61,080	47,294
	517,645	407,955	280,510

Deferred:
Federal	(7,698)	(17,851)	(19,419)
State and local	(8,302)	(4,882)	(2,906)
	(16,000)	(22,733)	(22,325)
	$501,645	$385,222	$258,185

At February 26, 2011 and February 27, 2010, included in other current assets and in other assets is a net current deferred income tax asset of $189.1 million and $167.2 million, respectively, and a net noncurrent deferred income tax asset of $90.9 million and $96.6 million, respectively. These amounts represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities consist of the following:

	February 26,	February 27,
(in thousands)	2011	2010

Deferred tax assets:
Inventories	$26,151	$34,659
Deferred rent and other rent credits	75,007	64,707
Insurance	51,906	44,386
Stock-based compensation	48,743	60,994
Merchandise credits and gift card liabilities	29,043	27,409
Accrued expenses	86,927	64,388
Other	33,616	25,543

Deferred tax liabilities:
Depreciation	(18,991)	(15,593)
Goodwill	(31,213)	(25,648)
Other	(21,152)	(17,000)
	$280,037	$263,845

The Company has not established a valuation allowance for the net deferred tax asset as it is considered more likely than not that it is realizable through a combination of future taxable income and the deductibility of future net deferred tax liabilities.

The following table summarizes the activity related to the gross unrecognized tax benefits from uncertain tax positions:

	February 26,	February 27,
(in thousands)	2011	2010

Balance at beginning of year	$113,086	$96,697

Increase related to current year positions	24,051	17,993
Increase related to prior year positions	16,677	31,904
Decrease related to prior year positions	(8,273)	(31,949)
Settlements	(1,576)	(26)
Lapse of statute of limitations	(2,096)	(1,533)

Balance at end of year	$141,869	$113,086

At February 26, 2011, the Company has recorded approximately $42.2 million and $99.7 million of gross unrecognized tax benefits in current and non-current taxes payable, respectively, on the consolidated balance sheet of which approximately $137.6 million would impact the Company’s effective tax rate. At February 27, 2010, the Company has recorded approximately $9.7 million and $103.4 million of gross unrecognized tax benefits in current and non-current taxes payable, respectively, on the consolidated balance sheet of which approximately $107.8 million would impact the Company’s effective tax rate. As of February 26, 2011 and February 27, 2010, the liability for gross unrecognized tax benefits included approximately $30.2 million and $21.6 million, respectively, of accrued interest. The Company recorded an increase of interest of approximately $9.2 million and $6.1 million for the years ended February 26, 2011 and February 27, 2010, respectively, for gross unrecognized tax benefits in the consolidated statement of earnings.

The Company anticipates that any adjustments to gross unrecognized tax benefits which will impact income tax expense, due to the settlement of audits and the expiration of statutes of limitations, could be approximately $5.0 to $10.0 million in the next twelve months. However, actual results could differ from those currently anticipated.

As of February 26, 2011, the Company operated in 50 states, the District of Columbia, Puerto Rico and Canada and files income tax returns in the United States and various state, local and international jurisdictions. The Company is currently under examination by the Internal Revenue Service for tax years 2006 through 2008. The Company is also open to examination for state and local jurisdictions with varying statutes of limitations, generally ranging from three to five years.

For fiscal 2010, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 2.77%, provision for uncertain tax positions of 1.86% and other income tax benefits of 0.83%. For fiscal 2009, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 3.29%, provision for uncertain tax positions of 1.96% and other income tax benefits of 1.15%. For fiscal 2008, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 2.90% and other income tax benefits of 0.12%.

7.              TRANSACTIONS AND BALANCES WITH RELATED PARTIES

A.           In fiscal 2002, the Company had an interest in certain life insurance policies on the lives of its Co-Chairmen and their spouses. The Company’s interest in these policies was equivalent to the net premiums paid by the Company. The agreements relating to the Company’s interest in the life insurance policies on the lives of its Co-Chairmen and their spouses were terminated in fiscal 2003. Upon termination in fiscal 2003, the Co-Chairmen paid to the Company $5.4 million, representing the total amount of premiums paid by the Company under the agreements and the Company was released from its contractual  obligation to make substantial future premium payments. In order to confer a benefit to its Co-Chairmen in substitution for the aforementioned terminated agreements, the Company has agreed to pay to the Co-Chairmen, at a future date, an aggregate amount of $4.2 million, which is included in accrued expenses and other current liabilities as of February 26, 2011 and February 27, 2010.

B.             In fiscal 2009 and 2008, the Company leased office and retail space from entities controlled by management of CTS. In fiscal 2009 and 2008, the Company leased retail space from entities controlled by management of buybuy BABY. The Company paid such entities occupancy costs of approximately $6.9 million and $7.1 million in fiscal 2009 and 2008, respectively.

8.              LEASES

The Company leases retail stores, as well as warehouses, office facilities and equipment, under agreements expiring at various dates through 2041. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial in fiscal 2010, 2009 and 2008), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

As of February 26, 2011, future minimum lease payments under non-cancelable operating leases are as follows:

Amount
Fiscal Year	(in thousands)

2011	$457,676
2012	431,112
2013	388,840
2014	341,115
2015	298,481
Thereafter	1,186,362
Total future minimum lease payments	$3,103,586

Expenses for all operating leases were $442.2 million, $423.3 million and $405.5 million for fiscal 2010, 2009 and 2008, respectively.

9.              EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company has four defined contribution savings plans covering all eligible employees of the Company (“the Plans”). Participants of the Plans may defer annual pre-tax compensation subject to statutory and Plan limitations. In addition, a certain percentage of an employee’s contributions are matched by the Company and vest over a specified period of time, subject to certain statutory and Plan limitations. The Company’s match was approximately $8.6 million, $7.6 million and $6.9 million for fiscal 2010, 2009 and 2008, respectively, which was expensed as incurred.

Nonqualified Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan (“NQDC”) for the benefit of employees defined by the Internal Revenue Service as highly compensated. Participants of the NQDC may defer annual pre-tax compensation subject to statutory and plan limitations. In addition, a certain percentage of an employee’s contributions may be matched by the Company and vest over a specified period of time, subject to certain plan limitations. The Company’s match was approximately $0.4 million for fiscal 2010, 2009 and 2008 which was expensed as incurred.

Changes in the fair value of the trading securities related to the NQDC and the corresponding change in the associated liability are included within interest income and selling, general and administrative expenses respectively, in the consolidated statements of earnings. Historically, these changes have resulted in no impact to the consolidated statements of earnings.

Defined Benefit Plan

The Company has a non-contributory defined benefit pension plan for the CTS employees, hired on or before July 31, 2003, who meet specified age and length-of-service requirements. The benefits are based on years of service and the employee’s compensation near retirement. The Company recognizes the overfunded or underfunded status of the pension plan as an asset or liability in its statement of financial position and recognizes changes in the funded status in the year in which the changes occur. In fiscal 2008, the Company adopted a fiscal year end measurement date and recorded an immaterial adjustment to retained earnings. For the years ended February 26, 2011, February 27, 2010 and February 28, 2009, the net periodic pension cost was not material to the Company’s results of operations. The Company has a $7.5 million and $6.8 million liability, which is included in deferred rent and other liabilities as of February 26, 2011 and February 27, 2010, respectively. In addition, as of February 26, 2011 and February 27, 2010, the Company recognized a gain of $0.7 million, net of taxes of $0.4 million, and a gain of $0.3 million, net of taxes of $0.2 million, respectively, within accumulated other comprehensive income.

10.  COMMITMENTS AND CONTINGENCIES

The Company maintains employment agreements with its Co-Chairmen, which extend through June 2013. The agreements provide for a base salary (which may be increased by the Board of Directors), termination payments, postretirement benefits and other terms and conditions of employment. In addition, the Company maintains employment agreements with other executives which provide for severance pay and, in some instances, certain other supplemental retirement benefits.

The Company records an estimated liability related to its various claims and legal actions arising in the ordinary course of business when and to the extent that it concludes a liability is probable and the amount of the loss can be reasonably estimated. Such estimated loss is based on available information and advice from outside counsel, where appropriate. As additional information becomes available, the Company reassesses the potential liability related to claims and legal actions and revises its estimated liabilities, as appropriate. The Company expects the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. The Company also cannot predict the nature and validity of claims which could be asserted in the future, and future claims could have a material impact on its earnings.

11.       SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of $487.4 million, $338.9 million and $261.3 million in fiscal 2010, 2009 and 2008, respectively.

The Company recorded an accrual for capital expenditures of $17.8 million, $21.7 million and $21.6 million as of February 26, 2011, February 27, 2010 and February 28, 2009, respectively.

12. STOCK-BASED COMPENSATION

The Company measures all employee stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options. The Company’s restricted stock awards are considered nonvested share awards.

Stock-based compensation expense for the fiscal year ended February 26, 2011, February 27, 2010 and February 28, 2009 was approximately $44.3 million ($27.1 million after tax or $0.10 per diluted share), approximately $44.2 million ($26.9 million after tax or $0.10 per diluted share) and approximately $43.7 million ($27.2 million after tax or $0.11 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for each of the years ended February 26, 2011 and February 27, 2010 was approximately $1.2 million.

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

Under the 2004 Plan and the Prior Plans, an aggregate of 83.4 million shares of common stock were authorized for issuance. The Company generally issues new shares for stock option exercises and restricted stock awards. As of February 26, 2011, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $21.1 million and $102.9 million, respectively, which is expected to be recognized over a weighted average period of 2.7 years and 4.0 years, respectively.

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

	FISCAL YEAR ENDED
Black-Scholes Valuation Assumptions (1)	February 26, 2011	February 27, 2010	February 28, 2009

Weighted Average Expected Life (in years) (2)	6.1	6.3	6.1
Weighted Average Expected Volatility (3)	33.70%	40.39%	34.13%
Weighted Average Risk Free Interest Rates (4)	2.56%	2.45%	3.17%
Expected Dividend Yield	—	—	—

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

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the fiscal year ended February 26, 2011 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	13,457	$35.62
Granted	515	45.20
Exercised	(3,804)	33.02
Forfeited or expired	(33)	37.02
Options outstanding, end of period	10,135	$37.08
Options exercisable, end of period	7,649	$37.36

The weighted average fair value for the stock options granted in fiscal 2010, 2009 and 2008 was $17.05, $12.33 and $12.95, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of February 26, 2011 was 2.9 years and $109.4 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of February 26, 2011 was 2.3 years and $80.2 million, respectively. The total intrinsic values for stock options exercised during fiscal 2010, 2009 and 2008 were $50.5 million, $61.9 million and $20.4 million, respectively.

Net cash proceeds from the exercise of stock options for fiscal 2010 were $125.7 million and the net associated income tax detriment was $0.5 million.

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

Changes in the Company’s restricted stock for the fiscal year ended February 26, 2011 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	4,446	$33.49
Granted	1,024	44.81
Vested	(734)	36.08
Forfeited	(161)	34.32
Unvested restricted stock, end of period	4,575	$35.58

13.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	FISCAL 2010 QUARTER ENDED				FISCAL 2009 QUARTER ENDED
(in thousands, except per share data)	May 29, 2010	August 28, 2010	November 27, 2010	February 26, 2011	May 30, 2009	August 29, 2009	November 28, 2009	February 27, 2010

Net sales	$1,923,051	$2,136,730	$2,193,755	$2,504,967	$1,694,340	$1,914,909	$1,975,465	$2,244,079
Gross profit	775,036	874,918	896,508	1,076,467	666,818	773,393	812,412	955,496
Operating profit	225,394	296,902	305,110	461,052	142,304	222,031	245,611	370,741
Earnings before provision for income taxes	225,910	297,229	307,106	462,733	144,071	223,507	246,348	371,329
Provision for income taxes	88,357	115,474	118,532	179,282	56,899	87,976	95,060	145,287
Net earnings	$137,553	$181,755	$188,574	$283,451	$87,172	$135,531	$151,288	$226,042
EPS-Basic (1)	$0.53	$0.71	$0.75	$1.14	$0.34	$0.53	$0.59	$0.88
EPS-Diluted (1)	$0.52	$0.70	$0.74	$1.12	$0.34	$0.52	$0.58	$0.86

(1) Net earnings per share (“EPS”) amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Bed Bath & Beyond Inc.:

We have audited the accompanying consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries as of February 26, 2011 and February 27, 2010, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 26, 2011. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bed Bath & Beyond Inc. and subsidiaries as of February 26, 2011 and February 27, 2010, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 26, 2011, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 26, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 26, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Short Hills, New Jersey
April 26, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Bed Bath & Beyond Inc.:

We have audited Bed Bath & Beyond Inc. and subsidiaries (the Company) internal control over financial reporting as of February 26, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting, appearing in Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 26, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries as of February 26, 2011 and February 27, 2010, and the related consolidated statements of earnings, shareholders’ equity and cash flows and the related financial statement schedule for each of the fiscal years in the three-year period ended February 26, 2011, and our report dated April 26, 2011 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP
Short Hills, New Jersey
April 26, 2011

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Based on their evaluation as of February 26, 2011, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of February 26, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of February 26, 2011, our internal control over financial reporting is effective based on these criteria.

(c) Attestation Report of the Independent Registered Public Accounting Firm

KPMG LLP issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended February 26, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)          Directors of the Company

Information relative to Directors of the Company is set forth under the section captioned “Election of Directors” in the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders (“the Proxy Statement”) and is incorporated herein by reference.

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

The following table provides certain information as of February 26, 2011 with respect to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)
Stock Options	9,720,626	37.08	14,155,002
Equity compensation plans not approved by shareholders (2)
Stock Options	414,606	37.01
Total (3)	10,135,232	37.08	14,155,002

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

For the Fiscal Years Ended February 26, 2011, February 27, 2010, and February 28, 2009.

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
April 26, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Warren Eisenberg	Co-Chairman and Director	April 26, 2011
Warren Eisenberg

/s/ Leonard Feinstein	Co-Chairman and Director	April 26, 2011
Leonard Feinstein

/s/ Steven H. Temares	Chief Executive Officer and Director	April 26, 2011
Steven H. Temares

/s/ Eugene A. Castagna	Chief Financial Officer and Treasurer	April 26, 2011
Eugene A. Castagna	(Principal Financial and Accounting Officer)

/s/ Dean S. Adler	Director	April 26, 2011
Dean S. Adler

/s/ Stanley Barshay	Director	April 26, 2011
Stanley Barshay

/s/ Klaus Eppler	Director	April 26, 2011
Klaus Eppler

/s/ Patrick R. Gaston	Director	April 26, 2011
Patrick R. Gaston

/s/ Jordan Heller	Director	April 26, 2011
Jordan Heller

/s/ Victoria A. Morrison	Director	April 26, 2011
Victoria A. Morrison

Bed Bath & Beyond Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Fiscal Years Ended February 26, 2011, February 27, 2010, and February 28, 2009

(amounts in millions)

Column A	Column B	Column C	Column C	Column D	Column E
	Balance at	Additions	Additions	Adjustments	Balance at
	Beginning of	Charged to	Charged to	and/or	End of
Description	Period	Income	Other Accounts	Deductions	Period
Sales Returns and Allowance

Year Ended:
February 26, 2011	$29.0	$545.7	$—	$542.3	$32.4
February 27, 2010	17.8	504.7	—	493.5	29.0
February 28, 2009	14.5	446.7	—	443.4	17.8

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

10.34*

Form of Amendment to Employment Agreement of Steven H. Temares, Eugene A. Castagna, Matthew Fiorilli and Arthur Stark, dated May, 2007 in the case of Messrs. Temares, Fiorilli and Stark, and July, 2007 in the case of Mr. Castagna (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 29, 2009)

10.35*

Amended and Restated Supplemental Executive Retirement Benefit Agreement between the Company and Steven H. Temares, dated November 16, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 19, 2009)

10.36*

Escrow Agreement with Respect to Supplemental Executive Retirement Benefit Agreement between the Company and Steven H. Temares, dated November 16, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated November 19, 2009)

10.37*

Amendment dated as of August 13, 2010 to Amended and Restated Employment Agreement between the Company and Warren Eisenberg, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 28, 2010)

10.38*

Amendment dated as of August 13, 2010 to Amended and Restated Employment Agreement between the Company and Leonard Feinstein, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 28, 2010)

21**	Subsidiaries of the Company
Commission File No. 33-1

23**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	This is a management contract or compensatory plan or arrangement.
**	Filed herewith.
***	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual

Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.