Form 10-Q
period 2011-05-28
BED BATH & BEYOND INC
filed 2011-07-06
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended May 28, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 28, 2011
Common Stock - $0.01 par value	249,262,520

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	May 28,	February 26,
	2011	2011

Assets
Current assets:
Cash and cash equivalents	$1,228,973	$1,183,587
Short term investment securities	603,901	605,608
Merchandise inventories	2,083,008	1,968,907
Other current assets	363,665	315,736

Total current assets	4,279,547	4,073,838

Long term investment securities	118,343	121,446
Property and equipment, net	1,108,621	1,116,297
Other assets	311,022	334,612

Total assets	$5,817,533	$5,646,193

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$844,247	$709,550
Accrued expenses and other current liabilities	301,477	306,847
Merchandise credit and gift card liabilities	192,250	193,061
Current income taxes payable	111,418	112,982

Total current liabilities	1,449,392	1,322,440

Deferred rent and other liabilities	304,465	292,364
Income taxes payable	127,899	99,730

Total liabilities	1,881,756	1,714,534

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued 327,588 and 325,222 shares, respectively; outstanding 249,263 and 251,666 shares, respectively	3,276	3,253
Additional paid-in capital	1,259,137	1,191,123
Retained earnings	5,726,865	5,546,287
Treasury stock, at cost; 78,325 and 73,556 shares, respectively	(3,058,972)	(2,814,104)
Accumulated other comprehensive income	5,471	5,100

Total shareholders’ equity	3,935,777	3,931,659

Total liabilities and shareholders’ equity	$5,817,533	$5,646,193

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	May 28,	May 29,
	2011	2010

Net sales	$2,109,951	$1,923,051

Cost of sales	1,252,379	1,148,015

Gross profit	857,572	775,036

Selling, general and administrative expenses	568,624	549,642

Operating profit	288,948	225,394

Interest income	552	516

Earnings before provision for income taxes	289,500	225,910

Provision for income taxes	108,922	88,357

Net earnings	$180,578	$137,553

Net earnings per share - Basic	$0.74	$0.53
Net earnings per share - Diluted	$0.72	$0.52

Weighted average shares outstanding - Basic	245,546	259,400
Weighted average shares outstanding - Diluted	249,799	263,638

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	May 28,	May 29,
	2011	2010

Cash Flows from Operating Activities:

Net earnings	$180,578	$137,553
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	44,221	45,013
Stock-based compensation	13,717	11,836
Tax benefit from stock-based compensation	(3,897)	(2,679)
Deferred income taxes	(14,042)	(1,303)
Other	(454)	(304)
(Increase) decrease in assets:
Merchandise inventories	(114,101)	(86,437)
Trading investment securities	(1,670)	(1,139)
Other current assets	(10,726)	(19,122)
Other assets	399	128
Increase (decrease) in liabilities:
Accounts payable	139,926	77,767
Accrued expenses and other current liabilities	(5,558)	(10,681)
Merchandise credit and gift card liabilities	(811)	2,600
Income taxes payable	26,605	7,957
Deferred rent and other liabilities	4,147	11,094

Net cash provided by operating activities	258,334	172,283

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	(365,491)	(377,860)
Redemption of held-to-maturity investment securities	365,625	217,520
Redemption of available-for-sale investment securities	7,050	30,850
Capital expenditures	(33,142)	(39,032)

Net cash used in investing activities	(25,958)	(168,522)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	57,629	68,364
Excess tax benefit from stock-based compensation	249	962
Repurchase of common stock, including fees	(244,868)	(85,202)

Net cash used in financing activities	(186,990)	(15,876)

Net increase (decrease) in cash and cash equivalents	45,386	(12,115)

Cash and cash equivalents:

Beginning of period	1,183,587	1,096,100
End of period	$1,228,973	$1,083,985

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of May 28, 2011 and February 26, 2011 and the results of its operations and its cash flows for the three months ended May 28, 2011 and May 29, 2010, respectively.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by U.S. generally accepted accounting principles (“GAAP”). Reference should be made to Bed Bath & Beyond Inc.’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011 for additional disclosures, including a summary of the Company’s significant accounting policies, and to subsequently filed Forms 8-K.

The Company exhibits less seasonality than many other retail businesses, although sales levels are generally higher in the calendar months of August, November and December, and generally lower in February.

2) Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

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

As of May 28, 2011, the Company’s financial assets utilizing Level 1 inputs include long term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included short term and long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 5).

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

The following table presents the valuation of the Company’s financial assets as of May 28, 2011 measured at fair value on a recurring basis by input level:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
Short term - available-for-sale securities:
Auction rate securities	$—	$4.0	$4.0
Long term - available-for-sale securities:
Auction rate securities	—	99.1	99.1
Long term - trading securities:
Nonqualified deferred compensation plan assets	19.2	—	19.2
Total	$19.2	$103.1	$122.3

The following table presents the changes in the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Auction Rate Securities
Balance on February 26, 2011, net of temporary valuation adjustment	$109.7
Change in temporary valuation adjustment included in accumulated other comprehensive income	0.5
Redemptions at par	(7.1)
Balance on May 28, 2011, net of temporary valuation adjustment	$103.1

Subsequent to the end of the first quarter of fiscal 2011 through June 22, 2011, the Company additionally redeemed approximately $4.0 million of short term available-for-sale securities at par.

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

4) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $71.8 million and $61.9 million as of May 28, 2011 and February 26, 2011, respectively.

5) Investment Securities

The Company’s investment securities as of May 28, 2011 and February 26, 2011 are as follows:

(in millions)	May 28, 2011	February 26, 2011
Available-for-sale securities:
Short term	$4.0	$5.8
Long term	99.1	103.9

Trading securities:
Long term	19.2	17.6

Held-to-maturity securities:
Short term	599.9	599.8
Total investment securities	$722.2	$727.1

Auction Rate Securities

As of May 28, 2011 and February 26, 2011, the Company’s available-for-sale investment securities represented approximately $105.8 million and approximately $112.9 million par value of auction rate securities, respectively, less temporary valuation adjustments of approximately $2.7 million and $3.2 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive income, net of a related tax benefit, and did not affect the Company’s net earnings. These securities at par are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200%. All of these available-for-sale investments carried triple-A credit ratings from one or more of the major credit rating agencies as of May 28, 2011 and February 26, 2011, and none of them are mortgage-backed debt obligations. As of May 28, 2011 and February 26, 2011, the Company’s available-for-sale investments have been in a continuous unrealized loss position for 12 months or more, however, the Company believes that the unrealized losses are temporary and reflect the investments’ current lack of liquidity. Due to their lack of liquidity, the Company classified approximately $99.1 million and $103.9 million of these investments as long term investment securities at May 28, 2011 and February 26, 2011, respectively. During the first quarter of fiscal 2011, approximately $7.1 million of these securities were redeemed at par. Subsequent to the end of the first quarter of fiscal 2011 through June 22, 2011, the Company additionally redeemed approximately $4.0 million of short term available-for-sale securities at par.

U.S. Treasury Securities

As of May 28, 2011 and February 26, 2011, the Company’s short term held-to-maturity securities included approximately $599.9 million and approximately $599.8 million, respectively, of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value.

Long Term Trading Investment Securities

The Company’s long term trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $19.2 million and $17.6 million as of May 28, 2011 and February 26, 2011, respectively.

6) Property and Equipment

As of May 28, 2011 and February 26, 2011, included in property and equipment, net is accumulated depreciation and amortization of approximately $1.5 billion and $1.4 billion, respectively.

7) Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options. The Company’s restricted stock awards are considered nonvested share awards.

Stock-based compensation expense for the three months ended May 28, 2011 and May 29, 2010 was approximately $13.7 million ($8.6 million after tax or $0.03 per diluted share) and approximately $11.8 million ($7.2 million after tax or $0.03 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the three months ended May 28, 2011 and May 29, 2010 was approximately $0.3 million.

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

Under the 2004 Plan and the Prior Plans, an aggregate of 83.4 million shares of common stock were authorized for issuance. The Company generally issues new shares for stock option exercises and restricted stock awards. As of May 28, 2011, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $28.5 million and $134.8 million, respectively, which is expected to be recognized over a weighted average period of 3.7 years and 4.4 years, respectively.

Stock Options

Stock option grants are issued at fair market value on the date of grant and generally become exercisable in either three or five equal annual installments beginning one year from the date of grant for options issued since May 10, 2010, and beginning one to three years from the date of grant for options issued prior to May 10, 2010. Option grants expire eight years after the date of grant for stock options issued since May 10, 2004, and expire ten years after the date of grant for stock options issued prior to May 10, 2004. All option grants are nonqualified.

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	Three Months Ended
Black-Scholes Valuation Assumptions (1)	May 28, 2011	May 29, 2010

Weighted Average Expected Life (in years) (2)	6.2	6.1
Weighted Average Expected Volatility (3)	30.59%	33.70%
Weighted Average Risk Free Interest Rates (4)	2.34%	2.56%
Expected Dividend Yield	—	—

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

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the three months ended May 28, 2011 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	10,135	$37.08
Granted	519	56.19
Exercised	(1,645)	35.02
Forfeited or expired	(2)	37.82
Options outstanding, end of period	9,007	$38.56
Options exercisable, end of period	7,003	$37.81

The weighted average fair value for the stock options granted during the first three months of fiscal 2011 and 2010 was $19.65 and $17.05, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of May 28, 2011 was 3.3 years and $135.9 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of May 28, 2011 was 2.4 years and $109.6 million, respectively. The total intrinsic value for stock options exercised during the first three months of fiscal 2011 and 2010 was $33.2 million and $24.8 million, respectively.

Net cash proceeds from the exercise of stock options for the first three months of fiscal 2011 were $57.6 million and the net associated income tax benefit was $5.6 million.

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

Changes in the Company’s restricted stock for the three months ended May 28, 2011 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	4,575	$35.58
Granted	739	56.06
Vested	(719)	36.26
Forfeited	(18)	35.18
Unvested restricted stock, end of period	4,577	$38.78

8) Shareholders’ Equity

Between December 2004 and December 2010, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $4.950 billion of its shares of common stock. The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company also purchases shares of its common stock to cover employee related taxes withheld on vested restricted stock awards. In the first three months of fiscal 2011, the Company repurchased approximately 4.8 million shares of its common stock for a total cost of approximately $244.9 million, bringing the aggregate total of common stock repurchased to approximately 78.3 million shares for a total cost of approximately $3.1 billion since the initial authorization in December 2004.

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

Stock-based awards for the three months ended May 28, 2011 of approximately 1.5 million and for the three months ended May 29, 2010 of 1.2 million were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

10) Lines of Credit

At May 28, 2011, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of September 2, 2011 and February 29, 2012, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first three months of fiscal 2011, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

11) Supplemental Cash Flow Information

The Company paid income taxes of $93.6 million and $83.5 million in the first three months of fiscal 2011 and 2010, respectively.

The Company recorded an accrual for capital expenditures of $12.6 million and $11.5 million as of May 28, 2011 and May 29, 2010, respectively.

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

The Company continues to face a number of economic challenges, including higher commodity prices, relatively high unemployment, a sluggish housing market and fragile consumer confidence. The Company cannot predict whether, when or the manner in which these economic conditions will change.

The following represents an overview of the Company’s financial performance for the periods indicated:

•                  For the three months ended May 28, 2011, the Company’s net sales were $2.110 billion, an increase of approximately 9.7% as compared with the three months ended May 29, 2010.

•                  Comparable store sales for the fiscal first quarter of 2011 increased by approximately 7.0% as compared with an increase of approximately 8.4% for the corresponding period last year.

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

•                  Gross profit for the three months ended May 28, 2011 was $857.6 million, or 40.6% of net sales, compared with $775.0 million, or 40.3% of net sales, for the three months ended May 29, 2010.

•                  Selling, general and administrative expenses (“SG&A”) for the three months ended May 28, 2011 were $568.6 million, or 26.9% of net sales, compared with $549.6 million, or 28.6% of net sales, for the three months ended May 29, 2010.

•                  The effective tax rate for the three months ended May 28, 2011 was 37.6% compared with 39.1% for the three months ended May 29, 2010.

•                 For the three months ended May 28, 2011, the Company’s net earnings per diluted share were $0.72 ($180.6 million), an increase of approximately 38%, as compared with net earnings per diluted share of $0.52 ($137.6 million) for the three months ended May 29, 2010. The increase in net earnings per diluted share for the three months ended May 28, 2011 primarily reflects the favorable changes in gross profit and SG&A expenses.

Capital expenditures for the three months ended May 28, 2011 and May 29, 2010 were $33.1 million and $39.0 million, respectively. The Company remains committed to making the required investments in its infrastructure to help position the Company for continued success. The Company continues to review and prioritize its capital needs while continuing to make investments, principally for new stores, existing store improvements, information technology enhancements including increased spending on its interactive platforms, and other projects whose impact is considered important to its future.

During the three months ended May 28, 2011 and May 29, 2010, the Company repurchased 4.8 million and 1.9 million shares, respectively, of its common stock at a total cost of approximately $244.9 million and $85.2 million, respectively.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long term objectives. For all of fiscal 2011, the Company expects that the total number of new store openings will be approximately 40 to 45 stores across all of its concepts. During the fiscal first quarter of 2011, the Company opened three BBB stores and two buybuy BABY stores, and closed one BBB store and one Harmon store.

Results of Operations

Net Sales

Net sales for the three months ended May 28, 2011 were $2.110 billion, an increase of $186.9 million or approximately 9.7% over net sales of $1.923 billion for the corresponding quarter last year. For the three months ended May 28, 2011, approximately 70.8% of the increase in net sales was attributable to the increase in comparable store sales and the balance of the increase was primarily attributable to an increase in the Company’s new store sales.

For the three months ended May 28, 2011, comparable store sales for 1,081 stores represented $2.027 billion of net sales and for the three months ended May 29, 2010, comparable store sales for 1,015 stores represented $1.810 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. The increase in comparable store sales for the three months ended May 28, 2011 was approximately 7.0%, as compared with an increase of approximately 8.4% for the comparable period last year. Net sales and comparable store sales for the three months ended May 28, 2011 reflected continued consumer acceptance of the Company’s merchandise offerings.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 41% and 59% of net sales, respectively, for the three months ended May 28, 2011 and May 29, 2010.

Gross Profit

Gross profit for the three months ended May 28, 2011 was $857.6 million, or 40.6% of net sales, compared with $775.0 million, or 40.3% of net sales, for the three months ended May 29, 2010. The increase in gross profit as a percentage of net sales for the three months ended May 28, 2011 was primarily due to a reduction in markdowns as a percentage of net sales, partially offset by an increase in inventory acquisition costs and a shift in the mix of merchandise sold to lower margin categories.

Selling, General and Administrative Expenses

SG&A for the three months ended May 28, 2011 was $568.6 million, or 26.9% of net sales, compared with $549.6 million, or 28.6% of net sales, for the three months ended May 29, 2010. The decrease in SG&A as a percentage of net sales for the three months ended May 28, 2011 was primarily due to relative decreases in payroll and occupancy expenses, as well as a relative decrease in advertising expenses primarily as a result of a reduction in the mailing of advertising pieces. Payroll and occupancy (including rent and depreciation) expenses benefited from the approximate 7.0% increase in comparable store sales.

Operating Profit

Operating profit for the three months ended May 28, 2011 was $288.9 million, or 13.7% of net sales, compared with $225.4 million, or 11.7% of net sales, during the comparable period last year. The increase in operating profit as a percentage of net sales was primarily a result of the changes in the gross profit margin and SG&A as a percentage of net sales as described above.

Income Taxes

The effective tax rate for the three months ended May 28, 2011 was 37.6% compared with 39.1% for the three months ended May 29, 2010. The tax rate for the three months ended May 28, 2011 included an approximate net benefit of $3.8 million, primarily due to favorable resolutions in the quarter of certain discrete tax items from ongoing income tax examinations, partially offset by the recognition of certain discrete state tax items. The tax rate for the three months ended May 29, 2010 included an approximate $0.7 million expense due to the recognition of certain discrete tax items.

The Company expects continued volatility in the effective tax rate from quarter to quarter because the Company is required each quarter to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of a recognized benefit.

Net Earnings

As a result of the factors described above, net earnings for the three months ended May 28, 2011 were $180.6 million, compared with $137.6 million for the corresponding period in fiscal 2010.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions.

As a result of this program, the Company operated 984 BBB stores, 66 CTS stores, 45 Harmon stores and 47 buybuy BABY stores at the end of the fiscal first quarter of 2011, compared with 967 BBB stores, 61 CTS stores, 45 Harmon stores and 31 buybuy BABY stores at the end of the corresponding quarter last year. At May 28, 2011, Company-wide total store square footage was approximately 35.2 million square feet. In addition, the Company is a partner in a joint venture which operates two stores in the Mexico City market under the name “Home & More.”

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long-term objectives. During the fiscal first quarter of 2011, the Company opened three BBB stores and two buybuy BABY stores, and closed one BBB store and one Harmon store. For all of fiscal 2011, the Company expects that the total number of new store openings will be approximately 40 to 45 stores across all of its concepts. The continued growth of the Company is dependent, in large part, upon the Company’s ability to execute its expansion program successfully.

Liquidity and Capital Resources

The Company has been able to finance its operations, including its expansion program, entirely through internally generated funds. For fiscal 2011, the Company believes that it will continue to finance its operations, including its expansion program, share repurchase program and planned capital expenditures, entirely through existing and internally generated funds.

Fiscal 2011 compared to Fiscal 2010

Net cash provided by operating activities for the three months ended May 28, 2011 was $258.3 million, compared with $172.3 million in the corresponding period in fiscal 2010. Year over year, the Company experienced an increase in cash provided by the net components of working capital (primarily accounts payable and income taxes payable, partially offset by merchandise inventories) and an increase in net earnings.

Inventory per square foot was $59.22 as of May 28, 2011 compared to $54.49 as of May 29, 2010. Inventory per square foot was approximately 8.7% higher than the prior period primarily to support increases in comparable store sales and timing of merchandise receipts.

Net cash used in investing activities for the three months ended May 28, 2011 was $26.0 million, compared with $168.5 million in the corresponding period of fiscal 2010. For the three months ended May 28, 2011, net cash used in investing activities was due to $33.1 million of capital expenditures, partially offset by $7.2 million of redemptions of investment securities, net of purchases. For the three months ended May 29, 2010, net cash used in investing activities was due to $129.5 million of purchases of investment securities, net of redemptions, and $39.0 million of capital expenditures.

Capital expenditures for fiscal 2011, principally for new stores, existing store improvements, and information technology enhancements including increased spending on interactive platforms and other projects, are planned to be approximately $250 million, which remains subject to the timing of projects.

Net cash used in financing activities for the three months ended May 28, 2011 was $187.0 million, compared with $15.9 million in the corresponding period of fiscal 2010. The increase in net cash used was primarily due to an increase of $159.7 million in common stock repurchases and a decrease of $10.7 million in cash proceeds from the exercise of stock options.

Auction Rate Securities

As of May 28, 2011, the Company held approximately $103.1 million of net investments in auction rate securities. Beginning in mid-February 2008, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies and the Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities. As of May 28, 2011, these securities had a temporary valuation adjustment of approximately $2.7 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive income, net of a related tax benefit, and did not affect the Company’s net earnings for the fiscal first quarter of 2011. As of May 28, 2011, the Company classified approximately $4.0 million of these securities as short term investment securities due to expected redemptions at par during the second quarter of fiscal 2011.

During the three months ended May 28, 2011, approximately $7.1 million of auction rate securities were redeemed at par. Subsequent to the end of the first quarter of fiscal 2011 through June 22, 2011, the Company additionally redeemed approximately $4.0 million of short term available-for-sale securities at par.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between U.S. generally accepted accounting principles and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011 (“2010 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the first three months of fiscal 2011.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at May 28, 2011 are similar to those disclosed in Item 7A of the Company’s 2010 Form 10-K.

Item 4.  Controls and Procedures

(a)    Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of May 28, 2011 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, carefully consider the factors discussed under “Risk Factors” in the Company’s 2010 Form 10-K as filed with the Securities and Exchange Commission. These risks could materially adversely affect the Company’s business, financial condition and results of operations. These risks are not the only risks the Company faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that the Company currently considers immaterial to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of fiscal 2011 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share (2)	or Programs (1)	Programs (1) (2)
February 27, 2011 - March 26, 2011	1,629,400	$46.78	1,629,400	$2,060,728,639
March 27, 2011 - April 23, 2011	1,287,400	$50.78	1,287,400	$1,995,348,350
April 24, 2011 - May 28, 2011	1,852,200	$55.71	1,852,200	$1,892,153,758
Total	4,769,000	$51.33	4,769,000	$1,892,153,758

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

BED BATH & BEYOND INC.
(Registrant)

Date: July 6, 2011	By:	/s/ Eugene A. Castagna
Eugene A. Castagna
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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