Form 10-Q
period 2011-08-27
BED BATH & BEYOND INC
filed 2011-10-05
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended August 27, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 27, 2011
Common Stock - $0.01 par value	244,644,349

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	August 27,	February 26,
	2011	2011

Assets
Current assets:
Cash and cash equivalents	$1,017,990	$1,183,587
Short term investment securities	724,911	605,608
Merchandise inventories	2,117,414	1,968,907
Other current assets	334,261	315,736

Total current assets	4,194,576	4,073,838

Long term investment securities	113,705	121,446
Property and equipment, net	1,128,998	1,116,297
Other assets	311,197	334,612

Total assets	$5,748,476	$5,646,193

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$848,063	$709,550
Accrued expenses and other current liabilities	328,680	306,847
Merchandise credit and gift card liabilities	195,688	193,061
Current income taxes payable	19,265	112,982

Total current liabilities	1,391,696	1,322,440

Deferred rent and other liabilities	312,584	292,364
Income taxes payable	133,150	99,730

Total liabilities	1,837,430	1,714,534

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued 328,199 and 325,222 shares, respectively; outstanding 244,644 and 251,666 shares, respectively	3,282	3,253
Additional paid-in capital	1,291,912	1,191,123
Retained earnings	5,956,237	5,546,287
Treasury stock, at cost; 83,555 and 73,556 shares, respectively	(3,345,670)	(2,814,104)
Accumulated other comprehensive income	5,285	5,100

Total shareholders’ equity	3,911,046	3,931,659

Total liabilities and shareholders’ equity	$5,748,476	$5,646,193

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	August 27,	August 28,	August 27,	August 28,
	2011	2010	2011	2010

Net sales	$2,314,064	$2,136,730	$4,424,015	$4,059,781

Cost of sales	1,363,065	1,261,812	2,615,444	2,409,827

Gross profit	950,999	874,918	1,808,571	1,649,954

Selling, general and administrative expenses	579,363	578,016	1,147,987	1,127,658

Operating profit	371,636	296,902	660,584	522,296

Interest (expense) income, net	(1,872)	327	(1,320)	843

Earnings before provision for income taxes	369,764	297,229	659,264	523,139

Provision for income taxes	140,392	115,474	249,314	203,831

Net earnings	$229,372	$181,755	$409,950	$319,308

Net earnings per share - Basic	$0.94	$0.71	$1.68	$1.24
Net earnings per share - Diluted	$0.93	$0.70	$1.65	$1.22

Weighted average shares outstanding - Basic	242,751	257,013	244,148	258,207
Weighted average shares outstanding - Diluted	246,539	259,928	248,169	261,783

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	August 27,	August 28,
	2011	2010

Cash Flows from Operating Activities:

Net earnings	$409,950	$319,308
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	88,110	89,882
Stock-based compensation	24,268	22,636
Tax benefit from stock-based compensation	(2,736)	(2,660)
Deferred income taxes	(11,946)	(11,281)
Other	(915)	(694)
(Increase) decrease in assets:
Merchandise inventories	(148,507)	(143,393)
Trading investment securities	(557)	(1,859)
Other current assets	16,284	(29,525)
Other assets	685	(2,562)
Increase (decrease) in liabilities:
Accounts payable	141,161	168,903
Accrued expenses and other current liabilities	21,195	24,322
Merchandise credit and gift card liabilities	2,627	6,315
Income taxes payable	(60,297)	(51,370)
Deferred rent and other liabilities	6,831	16,080

Net cash provided by operating activities	486,153	404,102

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	(856,012)	(780,750)
Redemption of held-to-maturity investment securities	731,250	555,020
Redemption of available-for-sale investment securities	15,550	14,025
Redemption of trading investment securities	—	42,825
Capital expenditures	(89,598)	(83,574)

Net cash used in investing activities	(198,810)	(252,454)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	77,703	70,054
Excess tax benefit from stock-based compensation	923	1,038
Repurchase of common stock, including fees	(531,566)	(278,336)

Net cash used in financing activities	(452,940)	(207,244)

Net decrease in cash and cash equivalents	(165,597)	(55,596)

Cash and cash equivalents:

Beginning of period	1,183,587	1,096,100
End of period	$1,017,990	$1,040,504

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of August 27, 2011 and February 26, 2011 and the results of its operations for the three and six months ended August 27, 2011 and August 28, 2010, respectively, and its cash flows for the six months ended August 27, 2011 and August 28, 2010, respectively.

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

As of August 27, 2011, the Company’s financial assets utilizing Level 1 inputs include long term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 4).

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

The following table presents the valuation of the Company’s financial assets as of August 27, 2011 measured at fair value on a recurring basis by input level:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
Long term - available-for-sale securities:
Auction rate securities	$—	$95.6	$95.6
Long term - trading securities:
Nonqualified deferred compensation plan assets	18.1	—	18.1
Total	$18.1	$95.6	$113.7

The following table presents the changes in the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Auction Rate Securities
Balance on February 26, 2011, net of temporary valuation adjustment	$109.7
Change in temporary valuation adjustment included in accumulated other comprehensive income	1.5
Redemptions at par	(15.6)
Balance on August 27, 2011, net of temporary valuation adjustment	$95.6

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

3) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $76.2 million and $61.9 million as of August 27, 2011 and February 26, 2011, respectively.

4) Investment Securities

The Company’s investment securities as of August 27, 2011 and February 26, 2011 are as follows:

(in millions)	August 27, 2011	February 26, 2011
Available-for-sale securities:
Short term	$—	$5.8
Long term	95.6	103.9

Trading securities:
Long term	18.1	17.6

Held-to-maturity securities:
Short term	724.9	599.8
Total investment securities	$838.6	$727.1

Auction Rate Securities

As of August 27, 2011 and February 26, 2011, the Company’s available-for-sale investment securities represented approximately $97.3 million and approximately $112.9 million par value of auction rate securities, respectively, less temporary valuation adjustments of approximately $1.7 million and $3.2 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive income, net of a related tax benefit, and did not affect the Company’s net earnings. These securities at par are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200%. All of these available-for-sale investments carried triple-A credit ratings from one or more of the major credit rating agencies as of August 27, 2011 and February 26, 2011, and none of them are mortgage-backed debt obligations. As of August 27, 2011 and February 26, 2011, the Company’s available-for-sale investments have been in a continuous unrealized loss position for 12 months or more, however, the Company believes that the unrealized losses are temporary and reflect the investments’ current lack of liquidity. Due to their lack of liquidity, the Company classified approximately $95.6 million and $103.9 million of these investments as long term investment securities at August 27, 2011 and February 26, 2011, respectively. During the six months ended August 27, 2011, approximately $15.6 million of these securities were redeemed at par.

U.S. Treasury Securities

As of August 27, 2011 and February 26, 2011, the Company’s short term held-to-maturity securities included approximately $724.9 million and approximately $599.8 million, respectively, of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value.

Long Term Trading Investment Securities

The Company’s long term trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $18.1 million and $17.6 million as of August 27, 2011 and February 26, 2011, respectively.

5) Property and Equipment

As of August 27, 2011 and February 26, 2011, included in property and equipment, net is accumulated depreciation and amortization of approximately $1.5 billion and $1.4 billion, respectively.

6) Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options. The Company’s restricted stock awards are considered nonvested share awards.

Stock-based compensation expense for the three and six months ended August 27, 2011 was approximately $10.6 million ($6.5 million after tax or $0.03 per diluted share) and approximately $24.3 million ($15.1 million after tax or $0.06 per diluted share), respectively. Stock-based compensation expense for the three and six months ended August 28, 2010 was approximately $10.8 million ($6.6 million after tax or $0.03 per diluted share) and approximately $22.6 million ($13.8 million after tax or $0.05 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the six months ended August 27, 2011 and August 28, 2010 was approximately $0.7 million and $0.6 million, respectively.

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

Under the 2004 Plan and the Prior Plans, an aggregate of 83.4 million shares of common stock were authorized for issuance. The Company generally issues new shares for stock option exercises and restricted stock awards. As of August 27, 2011, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $26.2 million and $129.3 million, respectively, which is expected to be recognized over a weighted average period of 3.5 years and 4.2 years, respectively.

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

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. During the first quarter of fiscal 2011, the Company granted approximately 0.5 million stock options. No stock options were granted during the second quarter of fiscal 2011.

	Six Months Ended
Black-Scholes Valuation Assumptions (1)	August 27, 2011	August 28, 2010

Weighted Average Expected Life (in years) (2)	6.2	6.1
Weighted Average Expected Volatility (3)	30.59%	33.70%
Weighted Average Risk Free Interest Rates (4)	2.34%	2.56%
Expected Dividend Yield	—	—

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

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the six months ended August 27, 2011 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	10,135	$37.08
Granted	519	56.19
Exercised	(2,189)	35.50
Forfeited or expired	(3)	36.74
Options outstanding, end of period	8,462	$38.66
Options exercisable, end of period	6,460	$37.88

The weighted average fair value for the stock options granted during the first six months of fiscal 2011 and 2010 was $19.65 and $17.05, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of August 27, 2011 was 3.1 years and $138.3 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of August 27, 2011 was 2.3 years and $110.0 million, respectively. The total intrinsic value for stock options exercised during the first six months of fiscal 2011 and 2010 was $44.7 million and $25.4 million, respectively.

Net cash proceeds from the exercise of stock options for the first six months of fiscal 2011 were $77.7 million and the net associated income tax benefit was $7.5 million.

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

Changes in the Company’s restricted stock for the six months ended August 27, 2011 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	4,575	$35.58
Granted	843	55.81
Vested	(789)	36.02
Forfeited	(54)	36.57
Unvested restricted stock, end of period	4,575	$39.22

7) Shareholders’ Equity

Between December 2004 and December 2010, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $4.950 billion of its shares of common stock. The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company also purchases shares of its common stock to cover employee related taxes withheld on vested restricted stock awards. In the first six months of fiscal 2011, the Company repurchased approximately 10.0 million shares of its common stock for a total cost of approximately $531.6 million, bringing the aggregate total of common stock repurchased to approximately 83.6 million shares for a total cost of approximately $3.3 billion since the initial authorization in December 2004.

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

Stock-based awards for the three and six months ended August 27, 2011 of approximately 1.0 million and 1.2 million, respectively, and for the three and six months ended August 28, 2010 of approximately 3.5 million and 2.4 million, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

9) Lines of Credit

At August 27, 2011, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of September 2, 2011 and February 29, 2012, respectively. Subsequent to the end of the second fiscal quarter of 2011, the expiration date on the line of credit that would have otherwise expired on September 2, 2011 was extended to September 2, 2012. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first six months of fiscal 2011, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

10) Supplemental Cash Flow Information

The Company paid income taxes of $313.7 million and $268.2 million in the first six months of fiscal 2011 and 2010, respectively.

The Company recorded an accrual for capital expenditures of $15.2 million and $13.4 million as of August 27, 2011 and August 28, 2010, respectively.

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

The Company continues to face a number of economic challenges impacting consumer confidence and spending, including relatively high unemployment and commodity prices and a sluggish housing market. The Company cannot predict whether, when or the manner in which these economic conditions will change.

The following represents an overview of the Company’s financial performance for the periods indicated:

•                  For the three and six months ended August 27, 2011, the Company’s net sales were $2.314 billion and $4.424 billion, respectively, an increase of approximately 8.3% and 9.0%, respectively, as compared with the three and six months ended August 28, 2010.

•                  Comparable store sales for the fiscal second quarter of 2011 increased by approximately 5.6% as compared with an increase of approximately 7.4% for the corresponding period last year. For the six months ended August 27, 2011, comparable store sales increased by approximately 6.3% as compared with an increase of approximately 7.9% for the six months ended August 28, 2010.

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

•                  Gross profit for the three months ended August 27, 2011 was $951.0 million, or 41.1% of net sales, compared with $874.9 million, or 40.9% of net sales, for the three months ended August 28, 2010. Gross profit for the six months ended August 27, 2011 was $1.809 billion, or 40.9% of net sales, compared with $1.650 billion, or 40.6% of net sales, for the six months ended August 28, 2010.

•                  Selling, general and administrative expenses (“SG&A”) for the three months ended August 27, 2011 were $579.4 million, or 25.0% of net sales, compared with $578.0 million, or 27.1% of net sales, for the three months ended August 28, 2010. SG&A for the six months ended August 27, 2011 were $1.148 billion, or 25.9% of net sales, compared with $1.128 billion, or 27.8% of net sales, for the six months ended August 28, 2010.

•                  The effective tax rate for the three months ended August 27, 2011 was 38.0% compared with 38.9% for the three months ended August 28, 2010. The effective tax rate for the six months ended August 27, 2011 was 37.8% compared with 39.0% for the six months ended August 28, 2010.

•                  For the three months ended August 27, 2011, the Company’s net earnings per diluted share were $0.93 ($229.4 million), an increase of approximately 33%, as compared with net earnings per diluted share of $0.70 ($181.8 million) for the three months ended August 28, 2010. For the six months ended August 27, 2011, the Company’s net earnings per diluted share were $1.65 ($410.0 million), an increase of approximately 35%, as compared with net earnings per diluted share of $1.22 ($319.3 million) for the six months ended August 28, 2010. The increase in net earnings per diluted share for the three and six months ended August 27, 2011 primarily reflects the favorable changes in gross profit and SG&A expenses.

Capital expenditures for the six months ended August 27, 2011 and August 28, 2010 were $89.6 million and $83.6 million, respectively. The Company remains committed to making the required investments in its infrastructure to help position the Company for continued success. The Company continues to review and prioritize its capital needs while continuing to make investments, principally for new stores, existing store improvements, information technology enhancements including increased spending on its interactive platforms, and other projects whose impact is considered important to its future.

During the three and six months ended August 27, 2011, the Company repurchased 5.2 million and 10.0 million shares, respectively, of its common stock at a total cost of approximately $286.7 million and $531.6 million, respectively. During the three and six months ended August 28, 2010, the Company repurchased 4.9 million and 6.8 million shares, respectively, of its common stock at a total cost of approximately $193.1 million and $278.3 million, respectively.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long term objectives. For all of fiscal 2011, the Company expects that the total number of new store openings will be approximately 40 stores across all of its concepts. During the fiscal second quarter of 2011, the Company opened three BBB stores, seven buybuy BABY stores and four CTS stores, and closed one BBB store.

Results of Operations

Net Sales

Net sales for the three months ended August 27, 2011 were $2.314 billion, an increase of $177.3 million or approximately 8.3% over net sales of $2.137 billion for the corresponding quarter last year. For the three months ended August 27, 2011, approximately 66.5% of the increase in net sales was attributable to the increase in comparable store sales and the balance of the increase was primarily attributable to an increase in the Company’s new store sales.

For the three months ended August 27, 2011, comparable store sales for 1,095 stores represented $2.229 billion of net sales and for the three months ended August 28, 2010, comparable store sales for 1,035 stores represented $2.035 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. The increase in comparable store sales for the three months ended August 27, 2011 was approximately 5.6%, as compared with an increase of approximately 7.4% for the comparable period last year. The increase in comparable store sales for the fiscal second quarter of 2011 was due to increases in both the average transaction amount and the number of transactions.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 42% and 58% of net sales, respectively, for the three months ended August 27, 2011 and approximately 43% and 57% of net sales, respectively, for the three months ended August 28, 2010.

For the six months ended August 27, 2011, net sales were $4.424 billion, an increase of $364.2 million or approximately 9.0% over net sales of $4.060 billion for the corresponding six months last year. For the six months ended August 27, 2011, approximately 68.7% of the increase in net sales was attributable to the increase in comparable store sales and the balance of the increase was primarily attributable to an increase in the Company’s new store sales.

For the six months ended August 27, 2011, comparable store sales for 1,079 stores represented $4.256 billion of net sales and for the six months ended August 28, 2010, comparable store sales for 1,015 stores represented $3.846 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. The increase in comparable store sales for the six months ended August 27, 2011 was approximately 6.3%, as compared with an increase of approximately 7.9% for the comparable period last year. The increase in comparable store sales for the six months ended August 27, 2011 was primarily attributed to an increase in the number of transactions.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 42% and 58% of net sales, respectively, for the six months ended August 27, 2011 and August 28, 2010.

Gross Profit

Gross profit for the three months ended August 27, 2011 was $951.0 million, or 41.1% of net sales, compared with $874.9 million, or 40.9% of net sales, for the three months ended August 28, 2010. Gross profit for the six months ended August 27, 2011 was $1.809 billion, or 40.9% of net sales, compared with $1.650 billion, or 40.6% of net sales, for the six months ended August 28, 2010. The increases in gross profit as a percentage of net sales for the three and six months ended August 27, 2011 were primarily due to a reduction in markdowns and coupons as a percentage of net sales, partially offset by an increase in inventory acquisition costs and a shift in the mix of merchandise sold to lower margin categories.

Selling, General and Administrative Expenses

SG&A for the three months ended August 27, 2011 was $579.4 million, or 25.0% of net sales, compared with $578.0 million, or 27.1% of net sales, for the three months ended August 28, 2010. SG&A for the six months ended August 27, 2011 was $1.148 billion, or 25.9% of net sales, compared with $1.128 billion, or 27.8% of net sales, for the six months ended August 28, 2010. The decreases in SG&A as a percentage of net sales for the three and six months ended August 27, 2011 was primarily attributed to relative decreases in payroll, occupancy and advertising expenses as a percentage of net sales, all of which benefited from the increases in comparable store sales for both the three and six months ended August 27, 2011.  In addition, advertising expenses as a percentage of net sales for both the second quarter and fiscal first half, benefited from a reduction in the mailing of advertising pieces.

Operating Profit

Operating profit for the three months ended August 27, 2011 was $371.6 million, or 16.1% of net sales, compared with $296.9 million, or 13.9% of net sales, during the comparable period last year. For the six months ended August 27, 2011, operating profit was $660.6 million, or 14.9% of net sales, compared with $522.3 million, or 12.9% of net sales, during the first six months of fiscal 2010. The increases in operating profit as a percentage of net sales were a result of the changes in the gross profit margin and SG&A as a percentage of net sales as described above.

Income Taxes

The effective tax rate for the three months ended August 27, 2011 was 38.0% compared with 38.9% for the three months ended August 28, 2010. The tax rate for the three months ended August 27, 2011 included a decrease in the overall state effective tax rate as well as a net benefit of approximately $1.2 million, primarily due to favorable resolutions in the quarter of certain discrete tax items from ongoing income tax examinations.

The effective tax rate for the six months ended August 27, 2011 was 37.8% compared with 39.0% for the six months ended August 28, 2010. The tax rate for the six months ended August 27, 2011 included a net benefit of approximately $5.0 million, primarily due to favorable resolutions of certain discrete tax items from ongoing income tax examinations.  The tax rate for the six months ended August 28, 2010 included an approximate $0.7 million expense due to the recognition of certain discrete items.

The Company expects continued volatility in the effective tax rate from quarter to quarter because the Company is required each quarter to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of a recognized benefit.

Net Earnings

As a result of the factors described above, net earnings for the three and six months ended August 27, 2011 were $229.4 million and $410.0 million, respectively, compared with $181.8 million and $319.3 million for the corresponding periods in fiscal 2010.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions.

As a result of this program, the Company operated 986 BBB stores, 70 CTS stores, 45 Harmon stores and 54 buybuy BABY stores at the end of the fiscal second quarter of 2011, compared with 972 BBB stores, 61 CTS stores, 45 Harmon stores and 33 buybuy BABY stores at the end of the corresponding quarter last year. At August 27, 2011, Company-wide total store square footage was approximately 35.6 million square feet. In addition, the Company is a partner in a joint venture which operates two stores in the Mexico City market under the name “Home & More.”

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long-term objectives. During the fiscal second quarter of 2011, the Company opened three BBB stores, seven buybuy BABY stores and four CTS stores, and closed one BBB store. For all of fiscal 2011, the Company expects that the total number of new store openings will be approximately 40 stores across all of its concepts. In fiscal 2012, in order to further improve the communication, collaboration, coordination and execution across all of its concepts, activities and platforms, the Company plans to incur costs to relocate its offices from Farmingdale and Garden City, New York to its Union, New Jersey corporate headquarters’ buildings. The continued growth of the Company is dependent, in large part, upon the Company’s ability to execute its expansion program successfully.

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

Fiscal 2011 compared to Fiscal 2010

Net cash provided by operating activities for the six months ended August 27, 2011 was $486.2 million, compared with $404.1 million in the corresponding period in fiscal 2010. Year over year, the Company experienced an increase in net earnings partially offset by an increase in cash used by the net components of working capital (primarily accounts payable, deferred rent & other liabilities, income taxes payable and merchandise inventories, partially offset by other current assets).

Inventory per square foot was $59.51 as of August 27, 2011 compared to $55.78 as of August 28, 2010. Inventory per square foot was approximately 6.7% higher than the prior period primarily to support increases in comparable store sales and timing of merchandise receipts.

Net cash used in investing activities for the six months ended August 27, 2011 was $198.8 million, compared with $252.5 million in the corresponding period of fiscal 2010. For the six months ended August 27, 2011, net cash used in investing activities was due to $109.2 million of purchases of investment securities, net of redemptions, and $89.6 million of capital expenditures. For the six months ended August 28, 2010, net cash used in investing activities was due to $168.9 million of purchases of investment securities, net of redemptions, and $83.6 million of capital expenditures.

Capital expenditures for fiscal 2011, principally for new stores, existing store improvements, and information technology enhancements including increased spending on interactive platforms and other projects, are planned to be approximately $250 million, but may reach as high as $300 million, depending on the composition and timing of projects.

Net cash used in financing activities for the six months ended August 27, 2011 was $452.9 million, compared with $207.2 million in the corresponding period of fiscal 2010. The increase in net cash used was primarily due to an increase of $253.2 million in common stock repurchases, partially offset by an increase of $7.6 million in cash proceeds from the exercise of stock options.

Auction Rate Securities

As of August 27, 2011, the Company held approximately $95.6 million of net investments in auction rate securities. Beginning in mid-February 2008, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies and the Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities. As of August 27, 2011, these securities had a temporary valuation adjustment of approximately $1.7 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive income, net of a related tax benefit, and did not affect the Company’s net earnings for the six months ended August 27, 2011.

During the six months ended August 27, 2011, approximately $15.6 million of auction rate securities were redeemed at par.

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

Seasonality

The Company’s sales exhibit seasonality with sales levels generally higher in the calendar months of August, November and December, and generally lower in February.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011 (“2010 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the first six months of fiscal 2011.

Forward-Looking Statements

This Form 10-Q may contain forward-looking statements. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, and similar words and phrases. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors that may be outside the Company’s control. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment, consumer preferences and spending habits; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; unusual weather patterns; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise and other costs and expenses; the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program; the impact of failed auctions for auction rate securities held by the Company; disruptions to the Company’s information technology systems including but not limited to security breaches of the Company’s systems protecting consumer and employee information; changes to statutory, regulatory and legal requirements; changes to, or new, tax laws or interpretation of existing tax laws; and changes to, or new, accounting standards including, without limitation, changes to lease accounting standards. The Company does not undertake any obligation to update its forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at August 27, 2011 are similar to those disclosed in Item 7A of the Company’s 2010 Form 10-K.

Item 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of August 27, 2011 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of fiscal 2011 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
May 29, 2011 - June 25, 2011	1,446,500	$53.14	1,446,500	$1,815,285,622
June 26, 2011 - July 23, 2011	1,211,100	$58.36	1,211,100	$1,744,605,951
July 24, 2011 - August 27, 2011	2,572,400	$54.06	2,572,400	$1,605,532,176
Total	5,230,000	$54.80	5,230,000	$1,605,532,176

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

BED BATH & BEYOND INC.
(Registrant)

Date: October 5, 2011	By:	/s/ Eugene A. Castagna
Eugene A. Castagna
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document