Form 10-Q
period 2011-11-26
BED BATH & BEYOND INC
filed 2012-01-04
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended November 26, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 26, 2011
Common Stock - $0.01 par value	241,245,857

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	November 26,	February 26,
	2011	2011

Assets
Current assets:
Cash and cash equivalents	$765,750	$1,183,587
Short term investment securities	761,930	605,608
Merchandise inventories	2,357,254	1,968,907
Other current assets	405,950	315,736

Total current assets	4,290,884	4,073,838

Long term investment securities	101,864	121,446
Property and equipment, net	1,160,994	1,116,297
Other assets	301,374	334,612

Total assets	$5,855,116	$5,646,193

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$954,281	$709,550
Accrued expenses and other current liabilities	346,871	306,847
Merchandise credit and gift card liabilities	197,932	193,061
Current income taxes payable	2,444	112,982

Total current liabilities	1,501,528	1,322,440

Deferred rent and other liabilities	318,814	292,364
Income taxes payable	124,262	99,730

Total liabilities	1,944,604	1,714,534

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued 330,366 and 325,222 shares, respectively; outstanding 241,246 and 251,666 shares, respectively	3,304	3,253
Additional paid-in capital	1,396,084	1,191,123
Retained earnings	6,184,781	5,546,287
Treasury stock, at cost; 89,120 and 73,556 shares, respectively	(3,673,390)	(2,814,104)
Accumulated other comprehensive (loss) income	(267)	5,100

Total shareholders’ equity	3,910,512	3,931,659

Total liabilities and shareholders’ equity	$5,855,116	$5,646,193

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 26,	November 27,	November 26,	November 27,
	2011	2010	2011	2010

Net sales	$2,343,561	$2,193,755	$6,767,576	$6,253,536

Cost of sales	1,384,868	1,297,247	4,000,312	3,707,074

Gross profit	958,693	896,508	2,767,264	2,546,462

Selling, general and administrative expenses	601,673	591,398	1,749,660	1,719,056

Operating profit	357,020	305,110	1,017,604	827,406

Interest (expense) income, net	(602)	1,996	(1,922)	2,839

Earnings before provision for income taxes	356,418	307,106	1,015,682	830,245

Provision for income taxes	127,874	118,532	377,188	322,363

Net earnings	$228,544	$188,574	$638,494	$507,882

Net earnings per share - Basic	$0.96	$0.75	$2.64	$1.98
Net earnings per share - Diluted	$0.95	$0.74	$2.60	$1.95

Weighted average shares outstanding - Basic	237,802	252,233	242,033	256,216
Weighted average shares outstanding - Diluted	241,718	255,936	246,019	259,834

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	November 26,	November 27,
	2011	2010

Cash Flows from Operating Activities:

Net earnings	$638,494	$507,882
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	131,989	135,217
Stock-based compensation	34,682	33,316
Tax benefit from stock-based compensation	(430)	(2,589)
Deferred income taxes	13,596	(10,708)
Other	(1,262)	(1,247)
(Increase) decrease in assets:
Merchandise inventories	(388,347)	(412,080)
Trading investment securities	(882)	(4,161)
Other current assets	(55,697)	(62,524)
Other assets	903	(2,562)
Increase (decrease) in liabilities:
Accounts payable	238,495	247,991
Accrued expenses and other current liabilities	33,663	39,932
Merchandise credit and gift card liabilities	4,871	9,813
Income taxes payable	(97,435)	(62,331)
Deferred rent and other liabilities	15,850	32,118

Net cash provided by operating activities	568,490	448,067

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	(1,277,815)	(1,146,153)
Redemption of held-to-maturity investment securities	1,128,125	920,645
Redemption of available-for-sale investment securities	15,550	16,525
Redemption of trading investment securities	—	42,825
Capital expenditures	(159,244)	(142,186)

Net cash used in investing activities	(293,384)	(308,344)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	161,705	91,083
Excess tax benefit from stock-based compensation	4,638	2,495
Repurchase of common stock, including fees	(859,286)	(489,068)

Net cash used in financing activities	(692,943)	(395,490)

Net decrease in cash and cash equivalents	(417,837)	(255,767)

Cash and cash equivalents:

Beginning of period	1,183,587	1,096,100
End of period	$765,750	$840,333

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of November 26, 2011 and February 26, 2011 and the results of its operations for the three and nine months ended November 26, 2011 and November 27, 2010, respectively, and its cash flows for the nine months ended November 26, 2011 and November 27, 2010, respectively.

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

As of November 26, 2011, the Company’s financial assets utilizing Level 1 inputs include long term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included short term and long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 4).

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

The following table presents the valuation of the Company’s financial assets as of November 26, 2011 measured at fair value on a recurring basis by input level:

	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 3)	Total
Short term - available-for-sale securities:
Auction rate securities	$—	$12.0	$12.0
Long term - available-for-sale securities:
Auction rate securities	—	83.4	83.4
Long term - trading securities:
Nonqualified deferred compensation plan assets	18.5	—	18.5
Total	$18.5	$95.4	$113.9

The following table presents the changes in the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Auction Rate Securities
Balance on February 26, 2011, net of temporary valuation adjustment	$109.7
Change in temporary valuation adjustment included in accumulated other comprehensive (loss) income	1.3
Redemptions at par	(15.6)
Balance on November 26, 2011, net of temporary valuation adjustment	$95.4

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

3) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $170.3 million and $61.9 million as of November 26, 2011 and February 26, 2011, respectively.

4) Investment Securities

The Company’s investment securities as of November 26, 2011 and February 26, 2011 are as follows:

(in millions)	November 26, 2011	February 26, 2011
Available-for-sale securities:
Short term	$12.0	$5.8
Long term	83.4	103.9

Trading securities:
Long term	18.5	17.6

Held-to-maturity securities:
Short term	749.9	599.8
Total investment securities	$863.8	$727.1

Auction Rate Securities

As of November 26, 2011 and February 26, 2011, the Company’s available-for-sale investment securities represented approximately $97.3 million and approximately $112.9 million par value of auction rate securities, respectively, less temporary valuation adjustments of approximately $1.9 million and $3.2 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive (loss) income, net of a related tax benefit, and did not affect the Company’s net earnings. These securities at par are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200%. All of these available-for-sale investments carried triple-A credit ratings from one or more of the major credit rating agencies as of November 26, 2011 and February 26, 2011, and none of them are mortgage-backed debt obligations. As of November 26, 2011 and February 26, 2011, the Company’s available-for-sale investments have been in a continuous unrealized loss position for 12 months or more, however, the Company believes that the unrealized losses are temporary and reflect the investments’ current lack of liquidity. Due to their lack of liquidity, the Company classified approximately $83.4 million and $103.9 million of these investments as long term investment securities at November 26, 2011 and February 26, 2011, respectively. During the nine months ended November 26, 2011, approximately $15.6 million of these securities were redeemed at par.

U.S. Treasury Securities

As of November 26, 2011 and February 26, 2011, the Company’s short term held-to-maturity securities included approximately $749.9 million and approximately $599.8 million, respectively, of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value.

Long Term Trading Investment Securities

The Company’s long term trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $18.5 million and $17.6 million as of November 26, 2011 and February 26, 2011, respectively.

5) Property and Equipment

As of November 26, 2011 and February 26, 2011, included in property and equipment, net is accumulated depreciation and amortization of approximately $1.6 billion and $1.4 billion, respectively.

6) Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense, net of forfeitures, in its consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options. The Company’s restricted stock awards are considered nonvested share awards.

Stock-based compensation expense for the three and nine months ended November 26, 2011 was approximately $10.4 million ($6.7 million after tax or $0.03 per diluted share) and approximately $34.7 million ($21.8 million after tax or $0.09 per diluted share), respectively. Stock-based compensation expense for the three and nine months ended November 27, 2010 was approximately $10.7 million ($6.6 million after tax or $0.03 per diluted share) and approximately $33.3 million ($20.4 million after tax or $0.08 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the nine months ended November 26, 2011 and November 27, 2010 was approximately $1.0 million and $0.9 million, respectively.

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

Under the 2004 Plan and the Prior Plans, an aggregate of 83.4 million shares of common stock were authorized for issuance. The Company generally issues new shares for stock option exercises and restricted stock awards. As of November 26, 2011, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $23.9 million and $118.9 million, respectively, which is expected to be recognized over a weighted average period of 3.2 years and 4.0 years, respectively.

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

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. During the first quarter of fiscal 2011, the Company granted approximately 0.5 million stock options. No stock options were granted during the second or third quarters of fiscal 2011.

	Nine Months Ended
Black-Scholes Valuation Assumptions (1)	November 26, 2011	November 27, 2010

Weighted Average Expected Life (in years) (2)	6.2	6.1
Weighted Average Expected Volatility (3)	30.59%	33.70%
Weighted Average Risk Free Interest Rates (4)	2.34%	2.56%
Expected Dividend Yield	—	—

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

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the nine months ended November 26, 2011 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	10,135	$37.08
Granted	519	56.19
Exercised	(4,395)	36.80
Forfeited or expired	(8)	36.67
Options outstanding, end of period	6,251	$38.86
Options exercisable, end of period	4,255	$37.78

The weighted average fair value for the stock options granted during the first nine months of fiscal 2011 and 2010 was $19.65 and $17.05, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of November 26, 2011 was 3.4 years and $119.2 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of November 26, 2011 was 2.3 years and $85.6 million, respectively. The total intrinsic value for stock options exercised during the first nine months of fiscal 2011 and 2010 was $95.2 million and $31.8 million, respectively.

Net cash proceeds from the exercise of stock options for the first nine months of fiscal 2011 were $161.7 million and the net associated income tax benefit was $4.2 million.

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

Changes in the Company’s restricted stock for the nine months ended November 26, 2011 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	4,575	$35.58
Granted	874	55.91
Vested	(832)	35.91
Forfeited	(125)	38.04
Unvested restricted stock, end of period	4,492	$39.41

7) Shareholders’ Equity

Between December 2004 and December 2010, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $4.950 billion of its shares of common stock. The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company also purchases shares of its common stock to cover employee related taxes withheld on vested restricted stock awards. In the first nine months of fiscal 2011, the Company repurchased approximately 15.6 million shares of its common stock for a total cost of approximately $859.3 million, bringing the aggregate total of common stock repurchased to approximately 89.1 million shares for a total cost of approximately $3.7 billion since the initial authorization in December 2004.

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

Stock-based awards for the three and nine months ended November 26, 2011 of approximately 0.5 million and 1.0 million, respectively, and for the three and nine months ended November 27, 2010 of approximately 0.8 million and 1.8 million, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

9) Lines of Credit

At November 26, 2011, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of February 29, 2012 and September 2, 2012, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first nine months of fiscal 2011, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

10) Supplemental Cash Flow Information

The Company paid income taxes of $444.3 million and $393.4 million in the first nine months of fiscal 2011 and 2010, respectively.

The Company recorded an accrual for capital expenditures of $24.1 million and $19.2 million as of November 26, 2011 and November 27, 2010, respectively.

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

The following represents an overview of the Company’s financial performance for the periods indicated:

•                 For the three and nine months ended November 26, 2011, the Company’s net sales were $2.344 billion and $6.768 billion, respectively, an increase of approximately 6.8% and 8.2%, respectively, as compared with the three and nine months ended November 27, 2010.

•                  Comparable store sales for the fiscal third quarter of 2011 increased by approximately 4.1% as compared with an increase of approximately 7.0% for the corresponding period last year. For the nine months ended November 26, 2011, comparable store sales increased by approximately 5.5% as compared with an increase of approximately 7.6% for the nine months ended November 27, 2010.

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

•                  Gross profit for the three months ended November 26, 2011 was $958.7 million, or 40.9% of net sales, compared with $896.5 million, or 40.9% of net sales, for the three months ended November 27, 2010. Gross profit for the nine months ended November 26, 2011 was $2.767 billion, or 40.9% of net sales, compared with $2.546 billion, or 40.7% of net sales, for the nine months ended November 27, 2010.

•                  Selling, general and administrative expenses (“SG&A”) for the three months ended November 26, 2011 were $601.7 million, or 25.7% of net sales, compared with $591.4 million, or 27.0% of net sales, for the three months ended November 27, 2010. SG&A for the nine months ended November 26, 2011 were $1.750 billion, or 25.9% of net sales, compared with $1.719 billion, or 27.5% of net sales, for the nine months ended November 27, 2010.

•                  The effective tax rate for the three months ended November 26, 2011 was 35.9% compared with 38.6% for the three months ended November 27, 2010. The effective tax rate for the nine months ended November 26, 2011 was 37.1% compared with 38.8% for the nine months ended November 27, 2010.

•                  For the three months ended November 26, 2011, the Company’s net earnings per diluted share were $0.95 ($228.5 million), an increase of approximately 28%, as compared with net earnings per diluted share of $0.74 ($188.6 million) for the three months ended November 27, 2010. For the nine months ended November 26, 2011, the Company’s net earnings per diluted share were $2.60 ($638.5 million), an increase of approximately 33%, as compared with net earnings per diluted share of $1.95 ($507.9 million) for the nine months ended November 27, 2010. The increases in net earnings per diluted share for the three and nine months ended November 26, 2011 are the result of the changes described above, as well as the impact of the Company’s repurchases of its common stock.

Capital expenditures for the nine months ended November 26, 2011 and November 27, 2010 were $159.2 million and $142.2 million, respectively. The Company remains committed to making the required investments in its infrastructure to help position the Company for continued success. The Company continues to review and prioritize its capital needs while continuing to make investments, principally for new stores, existing store improvements, information technology enhancements including increased spending on its interactive platforms, and other projects whose impact is considered important to its future.

During the three and nine months ended November 26, 2011, the Company repurchased 5.6 million and 15.6 million shares, respectively, of its common stock at a total cost of approximately $327.7 million and $859.3 million, respectively. During the three and nine months ended November 27, 2010, the Company repurchased 5.0 million and 11.8 million shares, respectively, of its common stock at a total cost of approximately $210.7 million and $489.1 million, respectively.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long term objectives. For all of fiscal 2011, the Company expects that the total number of new store openings will be approximately 39 stores across all concepts. During the fiscal third quarter of 2011, the Company opened seven BBB stores, seven buybuy BABY stores, one CTS store and one Harmon store.

Results of Operations

Net Sales

Net sales for the three months ended November 26, 2011 were $2.344 billion, an increase of $149.8 million or approximately 6.8% over net sales of $2.194 billion for the corresponding quarter last year. For the three months ended November 26, 2011, approximately 59.8% of the increase in net sales was attributable to the increase in comparable store sales and the balance of the increase was primarily attributable to an increase in the Company’s new store sales.

For the three months ended November 26, 2011, comparable store sales for 1,095 stores represented $2.264 billion of net sales and for the three months ended November 27, 2010, comparable store sales for 1,042 stores represented $2.098 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. The increase in comparable store sales for the three months ended November 26, 2011 was approximately 4.1%, as compared with an increase of approximately 7.0% for the comparable period last year. The increase in comparable store sales for the fiscal third quarter of 2011 was due to increases in both the average transaction amount and the number of transactions.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 41% and 59% of net sales, respectively, for the three months ended November 26, 2011 and approximately 42% and 58% of net sales, respectively, for the three months ended November 27, 2010.

For the nine months ended November 26, 2011, net sales were $6.768 billion, an increase of $514.0 million or approximately 8.2% over net sales of $6.254 billion for the corresponding nine months last year. For the nine months ended November 26, 2011, approximately 66.1% of the increase in net sales was attributable to the increase in comparable store sales and the balance of the increase was primarily attributable to an increase in the Company’s new store sales.

For the nine months ended November 26, 2011, comparable store sales for 1,077 stores represented $6.520 billion of net sales and for the nine months ended November 27, 2010, comparable store sales for 1,013 stores represented $5.943 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. The increase in comparable store sales for the nine months ended November 26, 2011 was approximately 5.5%, as compared with an increase of approximately 7.6% for the comparable period last year. The increase in comparable store sales for the nine months ended November 26, 2011 was due to increases in both the number of transactions and the average transaction amount.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 42% and 58% of net sales, respectively, for the nine months ended November 26, 2011 and November 27, 2010.

Gross Profit

Gross profit for the three months ended November 26, 2011 was $958.7 million, or 40.9% of net sales, compared with $896.5 million, or 40.9% of net sales, for the three months ended November 27, 2010. The gross profit margin as a percentage of net sales for the three months ended November 26, 2011 included a reduction in markdowns as a percentage of net sales, offset by an increase in inventory acquisition costs and a shift in the mix of merchandise sold to lower margin categories.

Gross profit for the nine months ended November 26, 2011 was $2.767 billion, or 40.9% of net sales, compared with $2.546 billion, or 40.7% of net sales, for the nine months ended November 27, 2010. The increase in gross profit as a percentage of net sales for the nine months ended November 26, 2011 was primarily due to a reduction in markdowns and coupons as a percentage of net sales, partially offset by an increase in inventory acquisition costs and a shift in the mix of merchandise sold to lower margin categories.

Selling, General and Administrative Expenses

SG&A for the three months ended November 26, 2011 was $601.7 million, or 25.7% of net sales, compared with $591.4 million, or 27.0% of net sales, for the three months ended November 27, 2010. SG&A for the nine months ended November 26, 2011 was $1.750 billion, or 25.9% of net sales, compared with $1.719 billion, or 27.5% of net sales, for the nine months ended November 27, 2010. The decreases in SG&A as a percentage of net sales for the three and nine months ended November 26, 2011 were primarily attributed to relative decreases in payroll and payroll-related items (including salaries and medical insurance), occupancy (including rent and depreciation) and advertising expenses, all of which benefited from the increases in comparable store sales for both the three and nine months ended November 26, 2011. In addition, advertising expenses as a percentage of net sales for both the three and nine months ended November 26, 2011, benefited from a reduction in the mailing of advertising pieces.

Operating Profit

Operating profit for the three months ended November 26, 2011 was $357.0 million, or 15.2% of net sales, compared with $305.1 million, or 13.9% of net sales, during the comparable period last year. For the nine months ended November 26, 2011, operating profit was $1.018 billion, or 15.0% of net sales, compared with $827.4 million, or 13.2% of net sales, during the first nine months of fiscal 2010. The increases in operating profit as a percentage of net sales were a result of the changes in the gross profit margin and SG&A as a percentage of net sales as described above.

Income Taxes

The effective tax rate for the three months ended November 26, 2011 was 35.9% compared with 38.6% for the three months ended November 27, 2010. The tax rate for the three months ended November 26, 2011 included a net benefit of approximately $9.1 million, primarily due to favorable resolutions in the quarter of certain discrete tax items from ongoing income tax examinations.

The effective tax rate for the nine months ended November 26, 2011 was 37.1% compared with 38.8% for the nine months ended November 27, 2010. The tax rate for the nine months ended November 26, 2011 included a net benefit of approximately $14.1 million, primarily due to favorable resolutions of certain discrete tax items from ongoing income tax examinations, partially offset by the recognition of certain discrete state tax items.

The Company expects continued volatility in the effective tax rate from quarter to quarter because the Company is required each quarter to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of a recognized benefit.

Net Earnings

As a result of the factors described above, net earnings for the three and nine months ended November 26, 2011 were $228.5 million and $638.5 million, respectively, compared with $188.6 million and $507.9 million for the corresponding periods in fiscal 2010.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions.

As a result of this program, the Company operated 993 BBB stores, 71 CTS stores, 46 Harmon stores and 61 buybuy BABY stores at the end of the fiscal third quarter of 2011, compared with 976 BBB stores, 66 CTS stores, 45 Harmon stores and 40 buybuy BABY stores at the end of the corresponding quarter last year. At November 26, 2011, Company-wide total store square footage was approximately 36.0 million square feet. In addition, the Company is a partner in a joint venture which operates two stores in the Mexico City market under the name “Home & More.”

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long-term objectives. During the fiscal third quarter of 2011, the Company opened seven BBB stores, seven buybuy BABY stores, one CTS store and one Harmon store. For all of fiscal 2011, the Company expects that the total number of new store openings will be approximately 39 stores across all concepts. The continued growth of the Company is dependent, in part, upon the Company’s ability to execute its expansion program successfully. In order to further improve the communication, collaboration, coordination and execution across all concepts, activities and platforms, the Company plans to incur costs to relocate its offices from Farmingdale and Garden City, New York to its Union, New Jersey corporate headquarters’ buildings. The relocation is expected to be substantially completed during the second half of fiscal 2012.

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

Fiscal 2011 compared to Fiscal 2010

Net cash provided by operating activities for the nine months ended November 26, 2011 was $568.5 million, compared with $448.1 million in the corresponding period in fiscal 2010. Year over year, the Company experienced an increase in net earnings partially offset by an increase in cash used by the net components of working capital (primarily income taxes payable).

Inventory per square foot was $65.43 as of November 26, 2011 compared to $62.59 as of November 27, 2010. Inventory per square foot was approximately 4.5% higher than the prior period primarily to support increases in comparable store sales.

Net cash used in investing activities for the nine months ended November 26, 2011 was $293.4 million, compared with $308.3 million in the corresponding period of fiscal 2010. For the nine months ended November 26, 2011, net cash used in investing activities was $159.2 million of capital expenditures, and $134.1 million of purchases of investment securities, net of redemptions. For the nine months ended November 27, 2010, net cash used in investing activities was $166.2 million of purchases of investment securities, net of redemptions, and $142.2 million of capital expenditures.

Capital expenditures for fiscal 2011, principally for new stores, existing store improvements, and information technology enhancements including increased spending on interactive platforms and other projects which include expenditures for an additional 800,000 square foot E-Service fulfillment center scheduled to become operational in mid fiscal 2012, are planned to be approximately $275 million, depending on the composition and timing of projects.

Net cash used in financing activities for the nine months ended November 26, 2011 was $692.9 million, compared with $395.5 million in the corresponding period of fiscal 2010. The increase in net cash used was primarily due to an increase of $370.2 million in common stock repurchases, partially offset by an increase of $70.6 million in cash proceeds from the exercise of stock options.

Auction Rate Securities

As of November 26, 2011, the Company held approximately $95.4 million of net investments in auction rate securities. Beginning in mid-February 2008, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies and the Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities. As of November 26, 2011, these securities had a temporary valuation adjustment of approximately $1.9 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive (loss) income, net of a related tax benefit, and did not affect the Company’s net earnings for the nine months ended November 26, 2011. As of November 26, 2011, the Company classified approximately $12.0 million of these securities as short term investment securities due to expected redemptions at par during the fourth quarter of fiscal 2011.

During the nine months ended November 26, 2011, approximately $15.6 million of auction rate securities were redeemed at par.

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

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011 (“2010 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the first nine months of fiscal 2011.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at November 26, 2011 are similar to those disclosed in Item 7A of the Company’s 2010 Form 10-K.

Item 4.  Controls and Procedures

(a)    Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of November 26, 2011 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of fiscal 2011 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share (2)	or Programs (1)	Programs (1) (2)
August 28, 2011 - September 24, 2011	1,622,200	$56.81	1,622,200	$1,513,373,220
September 25, 2011 - October 22, 2011	1,901,500	$58.03	1,901,500	$1,403,021,241
October 23, 2011 - November 26, 2011	2,041,300	$61.31	2,041,300	$1,277,867,613
Total	5,565,000	$58.88	5,565,000	$1,277,867,613

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

BED BATH & BEYOND INC.
(Registrant)

Date: January 4, 2012	By:	/s/ Eugene A. Castagna
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