Form 10-K
period 2012-02-25
BED BATH & BEYOND INC
filed 2012-04-24
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended February 25, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No☒

As of August 27, 2011, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the NASDAQ National Market) was $12,750,872,956.*

The number of shares outstanding of the registrant’s common stock (par value $0.01 per share) at March 24, 2012: 233,773,500.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III hereof.

*                           For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 12,388,011 shares beneficially owned by directors and executive officers, including in the case of the Co-Chairmen trusts and foundations affiliated with them. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

PART I

Unless otherwise indicated, the term “Company” refers collectively to Bed Bath & Beyond Inc. and subsidiaries as of February 25, 2012. The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2011, 2010 and 2009 represented 52 weeks and ended on February 25, 2012, February 26, 2011 and February 27, 2010, respectively. Unless otherwise indicated, all references herein to periods of time (e.g., quarters and years) are to fiscal periods.

ITEM 1 - BUSINESS

Introduction

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a chain of retail stores, operating under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops (“CTS”), Harmon and Harmon Face Values (“Harmon”) and buybuy BABY. In addition, the Company is a partner in a joint venture which operates two stores in the Mexico City market under the name “Home & More.” The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings, consumables and certain juvenile products. The Company offers a breadth and depth of selection in most of its product categories that exceeds what is generally available in department stores or other specialty retail stores.

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

Total net sales of the Company were $9.500 billion, $8.759 billion and $7.829 billion for fiscal 2011, 2010 and 2009, respectively.  Net sales outside of the U.S. were not material for fiscal 2011, 2010 and 2009.  Refer to Part II, Item 7 and Item 8 of this Form 10-K for additional financial information.

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

Advertising. In general, the Company relies on “word of mouth advertising,” its reputation for offering a wide assortment of quality merchandise at everyday low prices and the use of paid advertising. Primary vehicles of paid advertising used by the Company include full-color circulars and other advertising pieces distributed via direct mail or inserts, as well as digital media including email, mobile, social and search advertising. Also, to support the opening of new stores, the Company primarily uses “grand opening” newspaper advertising and email.

Customer Service. The Company places a strong focus on customer service and seeks to make shopping at its stores as pleasant and convenient as possible. Most stores are open seven days and six evenings a week in order to enable customers to shop at times that are convenient for them. In addition, the Company’s websites, www.bedbathandbeyond.com, www.christmastreeshops.com, www.harmondiscount.com, www.facevalues.com, www.buybuybaby.com and www.bedbathandbeyond.ca as well as the Company’s facebook pages are available for customers to access 24 hours a day, seven days a week.

Suppliers

In fiscal 2011, the Company purchased its merchandise from approximately 5,600 suppliers with the Company’s largest supplier accounting for approximately 8% of the Company’s merchandise purchases and the Company’s 10 largest suppliers accounting for approximately 22% of such purchases. The Company purchases substantially all of its merchandise in the United States, the majority from domestic sources and the balance from importers. The Company purchases a small amount of its merchandise directly from overseas sources. The Company has no long term contracts for the purchase of merchandise. The Company believes that most merchandise, other than brand name goods, is available from a variety of sources and that most brand name goods can be replaced with comparable merchandise.

Warehousing

The Company’s merchandise displays allow a substantial amount of merchandise to be displayed on the sales floor at all times. Merchandise not displayed on the sales floor is typically stored in warehouse space within the store. In addition, the Company maintains 12 supplemental storage locations as well as three central distribution centers. The majority of the Company’s merchandise is directly shipped to stores from vendors through third party carriers and service providers; the remainder of the Company’s merchandise is shipped to stores through its distribution centers.

In addition, the Company maintains two E-Service fulfillment centers.

Employees

As of February 25, 2012, the Company employed approximately 48,000 persons in full-time and part-time positions. The Company believes that its relations with its employees are very good and that the labor turnover rate among its management employees is lower than that generally experienced within the industry.

Seasonality

The Company’s sales exhibit seasonality with sales levels generally higher in the calendar months of August, November and December, and generally lower in February.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions. In the 20 year period from the beginning of fiscal 1992 to the end of fiscal 2011, the Company has grown from 34 stores to 1,173 stores. The Company’s 1,173 stores operate in 50 states, the District of Columbia, Puerto Rico and Canada, including: 993 BBB stores operating in 50 states, the District of Columbia, Puerto Rico and Canada; 71 CTS stores operating in 20 states; 45 Harmon stores operating in four states; and 64 buybuy BABY stores operating in 26 states. Total square footage grew from approximately 0.9 million square feet at the beginning of fiscal 1992 to approximately 36.1 million square feet at the end of fiscal 2011. During fiscal 2011, the Company opened a total of 38 new stores, including 13 BBB stores throughout the United States and Canada and five CTS stores, one Harmon store and 19 buybuy BABY stores throughout the United States, and closed two BBB stores and two Harmon stores, all of which resulted in the aggregate addition of approximately 1.1 million square feet of store space. In addition, the Company is a partner in a joint venture which operates two stores in the Mexico City market under the name “Home & More.”

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

Competition

The Company operates in the fragmented and highly competitive retail industry. The Company competes with many different types of retail stores that sell many or most of the same products. Such competitors include but are not limited to: (i) department stores, which often carry many of the same product lines as the Company’s stores but do not typically have the same depth or breadth of product selection, (ii) specialty stores, which often have a depth of product selection but typically carry only a limited portion of the product lines carried by the Company’s stores, (iii) discount and mass merchandise stores, (iv) national chains and (v) internet online only retailers. In addition, the Company’s stores compete, to a more limited extent, with factory outlet stores that typically offer limited quantities or limited lines of quality merchandise at discount prices. Other entities continue to introduce new concepts that include many of the product lines carried by the Company’s stores. There can be no assurance that the operation of competitors will not have a material adverse effect on the Company.

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

Executive Officers of the Registrant

The following table sets forth the name, age and business experience of the Executive Officers of the Registrant:

Name	Age	Positions

Warren Eisenberg	81	Co-Chairman and Director

Leonard Feinstein	75	Co-Chairman and Director

Steven H. Temares	53	Chief Executive Officer and Director

Arthur Stark	56	President and Chief Merchandising Officer

Matthew Fiorilli	55	Senior Vice President — Stores

Eugene A. Castagna	46	Chief Financial Officer and Treasurer

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

ITEM 1A — RISK FACTORS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include the following:

General economic factors beyond the Company’s control and changes in the economic climate could adversely affect the Company’s performance.

General economic factors that are beyond the Company’s control impact the Company’s forecasts and actual performance. These factors include housing markets, recession, inflation, deflation, consumer credit availability, consumer debt levels, fuel and energy costs, interest rates, tax rates and policy, unemployment trends, the impact of natural disasters, civil disturbances and terrorist activities, conditions affecting the retail environment for the home and other matters that influence consumer spending. Changes in the economic climate could adversely affect the Company’s performance.

The Company operates in the highly competitive retail business where any unanticipated changes in the pricing and other practices of competitors may adversely affect the Company’s performance.

The retail business is highly competitive. The Company competes for customers, employees, locations, merchandise, services and other important aspects of the business with many other local, regional and national retailers. Those competitors range from specialty retail stores to department stores, discounters and internet online retailers. Unanticipated changes in the pricing and other practices of those competitors, including promotional activity, may adversely affect the Company’s performance.

The Company’s failure to anticipate and respond in a timely fashion to changes in consumer preferences and demographic factors could have a material adverse affect on the Company’s financial condition and results of operations.

The Company’s success depends on its ability to anticipate and respond in a timely manner to changing merchandise trends, customer demands and demographics. The Company’s failure to anticipate, identify or react appropriately to changes in customer tastes, preferences, spending patterns and other lifestyle decisions could lead to, among other things, excess inventories or a shortage of products and could have a material adverse affect on the Company’s financial condition and results of operations.

Unusual weather patterns could adversely affect the Company’s performance.

The Company’s operating results could be negatively impacted by unusual weather patterns. Frequent or unusually heavy snow, ice or rain storms, hurricanes, floods, tornados or extended periods of unseasonable temperatures could adversely affect the Company’s performance.

A major disruption of the Company’s information technology systems could negatively impact operating results.

The Company’s operating results could be negatively impacted by a major disruption of the Company’s information technology systems. The Company relies heavily on these systems to process transactions, manage inventory replenishment, summarize results and control distribution of products. Despite numerous safeguards and careful contingency planning, the system is still subject to power outages, computer viruses, telecommunication failures, security breaches and other catastrophic events. A major disruption of the system and its backup mechanisms may cause the Company to incur significant costs to repair the systems, experience a critical loss of data and result in business interruptions.

A privacy breach of the Company’s data security systems or those of its third party service providers could have a negative impact on the Company’s operating results and financial performance due to possible loss of consumer confidence, as well as potential government penalties and private litigation.

The Company stores certain information about its customers and employees in the ordinary course of business. The Company invests considerable resources in protecting this sensitive information but is still subject to a possible security event. A breach of its security systems or those of its third party service providers resulting in unauthorized access to stored personal information could negatively impact the Company’s operating results and financial performance. Certain aspects of the business, particularly the Company website, heavily depend on consumers entrusting personal financial information to be transmitted securely over public networks. A loss of consumer confidence could result in lost future sales and have a material adverse effect on the Company’s reputation. In addition, a privacy breach could cause the Company to incur significant costs to restore the integrity of its systems, and could result in significant costs in government penalties and private litigation.

A failure of the Company’s suppliers to adhere to appropriate laws or standards could negatively impact its reputation.

The Company purchases substantially all of its merchandise in the United States, the majority from domestic sources and the balance from importers.  The Company purchases a small amount of its merchandise directly from overseas sources.  The failure of one of the Company’s domestic or foreign suppliers to adhere to labor, environmental, health and safety laws and standards could negatively impact the Company’s reputation and have an adverse effect on the Company’s results of operations.

Changes in statutory, regulatory, and other legal requirements at a local, state and national level could potentially impact the Company’s operating and financial results.

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

Changes to accounting rules, regulations and tax laws, or new interpretations of existing accounting standards or tax laws could negatively impact the Company’s operating results and financial position.

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

The success of the Company is dependent, in part, on managing costs of labor, merchandise and other expenses that are subject to factors beyond the Company’s control.

The Company’s success depends, in part, on its ability to manage operating costs and to look for opportunities to reduce costs. The Company’s ability to meet its labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, labor organizing activities and changing demographics. The Company’s ability to find qualified vendors and obtain access to products in a timely and efficient manner can be adversely affected by political instability, the financial instability of suppliers, suppliers’ noncompliance with applicable laws, transportation costs and other factors beyond the Company’s control.

The Company depends upon its employees in all areas of the organization to execute its business plan and, ultimately, to satisfy its customers.

The Company’s ability to attract and retain qualified employees in all areas of the organization may be affected by a number of factors, including geographic relocation of employees, operations or facilities and the highly competitive markets in which the Company operates, including the markets for the types of skilled individuals needed to support the Company’s continued growth domestically, interactively and, over the longer term, internationally.

The Company’s growth depends, in part, on its ability to open new stores, execute its interactive strategies and operate profitably.

The Company’s growth depends, in part, on its ability to open new stores, execute its interactive strategies and operate profitably. The Company’s ability to open additional stores successfully will depend on a number of factors, including its identification and availability of suitable store locations; its success in negotiating leases on acceptable terms; its hiring and training of skilled store operating personnel, especially management; and its timely development of new stores, including the availability of construction materials and labor and the absence of significant construction and other delays in store openings based on weather or other events. This increases the cost of doing business and the risk that the Company’s business practices could result in liabilities that may adversely affect its performance, despite the exercise of reasonable care.

The continued uncertainty in the financial markets could have an adverse effect on the Company’s ability to access its cash and cash equivalents.

The Company may have amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits.  While the Company closely manages its cash and cash equivalents balances to minimize risk, with the current financial environment and instability of financial institutions, the Company can not be assured that it will not experience losses on its deposits.

Funds associated with auction rate securities held by the Company may not be liquid or readily available.

The Company’s investment in securities consists partially of auction rate securities that are not currently liquid or readily available to convert to cash and, therefore, the Company has classified such auction rate securities as long term investment securities.  The Company does not anticipate that any potential lack of liquidity in these auction rate securities, even for an extended period of time, will affect its ability to finance its operations, including its expansion program, share repurchase program and planned capital expenditures. However, if the interest rate environment changes, the Company may incur further temporary impairment losses.

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

The Company’s 1,173 stores are located in 50 states, the District of Columbia, Puerto Rico and Canada and range in size from approximately 5,000 to 100,000 square feet, but are predominantly between 20,000 and 50,000 square feet. Approximately 85% to 90% of store space is used for selling areas and the balance for warehouse, receiving and office space.

The table below sets forth the locations of the Company’s stores as of February 25, 2012:

Alabama	16
Alaska	2
Arizona	27
Arkansas	7
California	116
Colorado	25
Connecticut	23
Delaware	3
Florida	80
Georgia	30
Hawaii	1
Idaho	7
Illinois	44
Indiana	23
Iowa	8
Kansas	9
Kentucky	9
Louisiana	13
Maine	8
Maryland	20
Massachusetts	43
Michigan	37
Minnesota	12
Mississippi	7
Missouri	16
Montana	6
Nebraska	5
Nevada	8
New Hampshire	14
New Jersey	80
New Mexico	5
New York	91
North Carolina	33
North Dakota	2
Ohio	40
Oklahoma	8
Oregon	10
Pennsylvania	42
Rhode Island	5
South Carolina	15
South Dakota	2
Tennessee	20
Texas	81
Utah	13
Vermont	3
Virginia	33
Washington	23
West Virginia	3
Wisconsin	11
Wyoming	2
District of Columbia	2
Puerto Rico	3
Alberta, Canada	7
British Columbia, Canada	6
Novia Scotia, Canada	1
Ontario, Canada	12
Prince Edward Island, Canada	1
Total	1,173

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

In addition, the Company leases storage space in 14 locations, totaling approximately 1.6 million square feet, that provide supplemental merchandise storage space and fulfillment of the Company’s E-Service activities. This space is used to supplement the warehouse facilities in the Company’s stores in proximity to these locations. In addition, the Company also owns two distribution centers totaling approximately 1.5 million square feet.  In fiscal 2012, a new 800,000 square foot E-Service fulfillment center in Georgia is planned to become operational.

As of February 25, 2012, the Company occupied approximately 465,000 square feet of office space at five locations for procurement and corporate office functions. Two owned facilities in Union, New Jersey and one owned facility in Middleboro, Massachusetts comprise approximately 345,000 square feet with the remaining 120,000 square feet within leased facilities in Farmingdale and

Garden City, New York. The relocation of the Company’s offices from Farmingdale and Garden City, New York to its Union, New Jersey corporate headquarters’ buildings will be substantially completed by the end of the summer of fiscal 2012.

ITEM 3 - LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the ordinary course of business, which the Company does not believe to be material to the Company’s business or financial condition.

ITEM 4 — MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 -	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low reported closing prices of the Company’s common stock on the NASDAQ National Market System for the periods indicated.

	High	Low
Fiscal 2011:
1st Quarter	$57.30	$45.07
2nd Quarter	60.31	49.73
3rd Quarter	63.44	55.26
4th Quarter	63.22	57.46

	High	Low
Fiscal 2010:
1st Quarter	$48.25	$41.08
2nd Quarter	45.87	36.01
3rd Quarter	45.13	35.96
4th Quarter	50.82	43.74

The common stock is quoted through the NASDAQ National Market System under the symbol BBBY. On March 24, 2012, there were approximately 5,400 shareholders of record of the common stock (without including individual participants in nominee security position listings). On March 24, 2012, the last reported sale price of the common stock was $66.11.

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

Since 2004 through the end of fiscal 2011, the Company has repurchased approximately $4.0 billion of its common stock through several share repurchase programs. The Company’s purchases of its common stock during the fourth quarter of fiscal 2011 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share (2)	or Programs (1)	Programs (1) (2)
November 27, 2011 - December 24, 2011	1,710,100	$60.97	1,710,100	$1,173,610,779
December 25, 2011 - January 21, 2012	1,908,700	$59.20	1,908,700	$1,060,618,133
January 22, 2012 - February 25, 2012	2,322,200	$60.87	2,322,200	$919,256,214
Total	5,941,000	$60.36	5,941,000	$919,256,214

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

Stock Price Performance Graph

The graph shown below compares the performance of the Company’s common stock with that of the S&P 500 Index, the S&P Specialty Retail Index and the S&P Retail Composite Index over the same period (assuming the investment of $100 in the Company’s common stock and each of the three Indexes on March 3, 2007, and the reinvestment of dividends, if any).

ITEM 6 - SELECTED FINANCIAL DATA

Consolidated Selected Financial Data	Fiscal Year Ended (1)
(in thousands, except per share	February 25,	February 26,	February 27,	February 28,	March 1,
and selected operating data)	2012	2011	2010	2009	2008 (2)

Statement of Earnings Data:

Net sales	$9,499,890	$8,758,503	$7,828,793	$7,208,340	$7,048,942

Gross profit	3,930,933	3,622,929	3,208,119	2,873,236	2,925,231

Operating profit	1,568,369	1,288,458	980,687	673,896	838,022

Net earnings	989,537	791,333	600,033	425,123	562,808

Net earnings per share - Diluted	$4.06	$3.07	$2.30	$1.64	$2.10

Selected Operating Data:

Number of stores open (at period end)	1,173	1,139	1,100	1,037	971

Total square feet of store space (at period end)	36,125,000	35,055,000	33,740,000	32,050,000	30,181,000

Percentage increase in comparable store sales	5.9%	7.8%	4.4%	(2.4)%	1.0%

Comparable store net sales (in 000’s)	$9,157,183	$8,339,112	$7,409,203	$6,746,472	$6,457,268

Number of comparable stores	1,076	1,013	942	874	792

Balance Sheet Data (at period end):

Working capital	$2,803,809	$2,751,398	$2,413,791	$1,609,831	$1,065,599

Total assets	5,724,546	5,646,193	5,152,130	4,268,843	3,844,093

Long-term debt	—	—	—	—	—

Shareholders’ equity (3) (4)	$3,922,528	$3,931,659	$3,652,904	$3,000,454	$2,561,828

(1) Each fiscal year represents 52 weeks.

(2) On March 22, 2007, the Company acquired Buy Buy BABY, Inc.

(3) The Company has not declared any cash dividends in any of the fiscal years noted above.

(4) In fiscal 2011, 2010, 2009, 2008 and 2007, the Company repurchased approximately $1.218 billion, $688 million, $95 million, $48 million and $734 million of its common stock, respectively.

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

Operating in the highly competitive retail industry, the Company, along with other retail companies, is influenced by a number of factors including, but not limited to, general economic conditions including the housing market, the overall macroeconomic environment and related changes in the retailing environment, consumer preferences and spending habits, unusual weather patterns and natural disasters, competition from existing and potential competitors, and the ability to find suitable locations at acceptable occupancy costs to support the Company’s expansion program.

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

The following represents an overview of the Company’s financial performance for the periods indicated:

•                  Net sales in fiscal 2011 increased approximately 8.5% to $9.500 billion; net sales in fiscal 2010 increased approximately 11.9% to $8.759 billion over net sales of $7.829 billion in fiscal 2009.

•                  Comparable store sales for fiscal 2011 increased by approximately 5.9% as compared with an increase of approximately 7.8% in fiscal 2010 and an increase of approximately 4.4% in fiscal 2009.

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

•                  Gross profit for fiscal 2011 was $3.931 billion or 41.4% of net sales compared with $3.623 billion or 41.4% of net sales for fiscal 2010 and $3.208 billion or 41.0% of net sales for fiscal 2009.

•                  Selling, general and administrative expenses (“SG&A”) for fiscal 2011 were $2.363 billion or 24.9% of net sales compared with $2.334 billion or 26.7% of net sales for fiscal 2010 and $2.227 billion or 28.5% of net sales for fiscal 2009.

•                  The effective tax rate was 37.0%, 38.8% and 39.1% for fiscal years 2011, 2010 and 2009, respectively.  The tax rate included discrete tax items of an approximate $20.7 million net benefit, $0.9 million net expense and $3.2 million net expense, respectively, for fiscal 2011, 2010 and 2009.

•                  For the fiscal year ended February 25, 2012, net earnings per diluted share were $4.06 ($989.5 million), an increase of approximately 32%, as compared with net earnings per diluted share of $3.07 ($791.3 million) for fiscal 2010, which was an increase of approximately 33% from net earnings per diluted share of $2.30 ($600.0 million) for fiscal 2009. For fiscal year ended February 25, 2012, the increase in net earnings per diluted share is the result of the items described above, as well as the impact of the Company’s repurchases of its common stock. For the fiscal year ended February 26, 2011, the increase in net earnings per diluted share primarily reflects the favorable movements in gross profit and SG&A expenses.

During fiscal 2011, 2010 and 2009, the Company’s capital expenditures were $243.4 million, $183.5 million and $153.7 million, respectively. In addition, during fiscal 2011, 2010 and 2009, the Company repurchased 21.5 million, 15.9 million and 2.7 million shares, respectively, of its common stock at a total cost of approximately $1.218 billion, $687.6 million and $94.9 million, respectively.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long term objectives. In fiscal 2012, the Company expects to open approximately 40 new stores across all concepts. During fiscal 2011, the Company opened a total of 38 new stores, including 13 BBB stores throughout the United States and Canada, five CTS stores, one Harmon store and 19 buybuy BABY stores, and closed two BBB stores and two Harmon stores.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (i) selected statement of earnings data of the Company expressed as a percentage of net sales and (ii) the percentage change in dollar amounts from the prior year in selected statement of earnings data:

	Fiscal Year Ended
	Percentage			Percentage Change
	of Net Sales			from Prior Year
	February 25,	February 26,	February 27,	February 25,	February 26,
	2012	2011	2010	2012	2011

Net sales	100.0%	100.0%	100.0%	8.5%	11.9%

Cost of sales	58.6	58.6	59.0	8.4	11.1

Gross profit	41.4	41.4	41.0	8.5	12.9

Selling, general and administrative expenses	24.9	26.7	28.5	1.2	4.8

Operating profit	16.5	14.7	12.5	21.7	31.4

Earnings before provision for income taxes	16.5	14.8	12.6	21.4	31.2

Net earnings	10.4	9.0	7.7	25.0	31.9

Net Sales

Net sales in fiscal 2011 increased $741.4 million to $9.500 billion, representing an increase of 8.5% over $8.759 billion of net sales in fiscal 2010, which increased $929.7 million or 11.9% over the $7.829 billion of net sales in fiscal 2009. For fiscal 2011, approximately 68.6% of the increase in net sales was attributable to an increase in the Company’s comparable store sales and the balance of the increase was primarily attributable to an increase in the Company’s new store sales. For fiscal 2010, approximately 65.2% of the increase in net sales was attributable to an increase in the Company’s comparable store sales and the balance of the increase was primarily attributable to an increase in the Company’s new store sales.

For fiscal 2011, comparable store sales for 1,076 stores represented $9.157 billion of net sales; for fiscal 2010, comparable store sales for 1,013 stores represented $8.339 billion of net sales; and for fiscal 2009, comparable store sales for 942 stores represented $7.409 billion of net sales. Comparable store sales increased by approximately 5.9% for fiscal 2011 and increased by approximately 7.8% for fiscal 2010. The increase in comparable store sales for fiscal 2011 was due to increases in both the number of transactions and the average transaction amount.

Sales of domestics merchandise accounted for approximately 40%, 41% and 41% of net sales in fiscal 2011, 2010 and 2009, respectively, of which the Company estimates that bed linens accounted for approximately 12%, 12% and 13% of net sales in fiscal 2011, 2010 and 2009, respectively. The remaining net sales in fiscal 2011, 2010 and 2009 of 60%, 59% and 59%, respectively, represented sales of home furnishings. No other individual product category accounted for 10% or more of net sales during fiscal 2011, 2010 or 2009.

Gross Profit

Gross profit in fiscal 2011, 2010 and 2009 was $3.931 billion or 41.4% of net sales, $3.623 billion or 41.4% of net sales and $3.208 billion or 41.0% of net sales, respectively. The gross profit margin as a percentage of net sales for fiscal 2011 included a reduction in markdowns, offset by an increase in inventory acquisition costs and a shift in the mix of merchandise sold to lower margin categories. The increase in gross profit between fiscal 2010 and 2009 as a percentage of net sales was primarily due to a decrease in coupon expense as a percentage of net sales, partially offset by a shift in the mix of merchandise sold to lower margin categories.

Selling, General and Administrative expenses

SG&A was $2.363 billion or 24.9% of net sales in fiscal 2011, $2.334 billion or 26.7% of net sales in fiscal 2010 and $2.227 billion or 28.5% of net sales in fiscal 2009. The decrease in SG&A between fiscal 2011 and 2010 as a percentage of net sales was primarily due to relative decreases in payroll and payroll-related items (including salaries and medical insurance), occupancy (including rent and depreciation), advertising and store expenses, all of which benefited from the increase in comparable store sales. In addition, advertising expenses as a percentage of net sales benefited from a reduction in the mailing of advertising pieces. The decrease in SG&A between fiscal 2010 and 2009 as a percentage of net sales was primarily due to relative decreases in payroll and occupancy expenses, as well as a relative decrease in advertising expenses resulting from a reduction in the distribution of advertising pieces. Payroll and occupancy (including rent and depreciation) expense benefited from the approximate 7.8% increase in comparable store sales.

Operating Profit

Operating profit for fiscal 2011 was $1.568 billion or 16.5% of net sales, $1.288 billion or 14.7% of net sales in fiscal 2010 and $980.7 million or 12.5% of net sales in fiscal 2009. The change  in operating profit as a percentage of net sales between fiscal 2011 and 2010 was the result of the change in SG&A as a percentage of net sales as described above.  The change in operating profit between fiscal 2010 and 2009 was a result of the changes in the gross profit margin and SG&A as a percentage of net sales as described above.

Interest Income

Interest income was $1.1 million, $4.5 million and $4.6 million in fiscal 2011, 2010 and 2009, respectively.

Income Taxes

The effective tax rate was 37.0% for fiscal 2011, 38.8% for fiscal 2010 and 39.1% for fiscal 2009. For fiscal 2011, the tax rate included an approximate $20.7 million net benefit primarily due to the settlement of certain discrete tax items from on-going examinations, the recognition of favorable discrete state tax items and from changing the blended state tax rate of deferred income taxes. For fiscal 2010, the tax rate included an approximate $0.9 million net expense primarily due to the recognition of certain discrete tax items, partially offset by the changing of the blended state tax rate of deferred income taxes. For fiscal 2009, the tax rate included an approximate $3.2 million net expense primarily due to the recognition of certain discrete tax items partially offset by the changing of the blended state tax rate of deferred income taxes. The remaining increase in the 2009 effective tax rate was primarily due to slightly higher state taxes.

The Company expects continued volatility in the effective tax rate from year to year because the Company is required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions. In the 20-year period from the beginning of fiscal 1992 to the end of fiscal 2011, the chain has grown from 34 to 1,173 stores. Total square footage grew from 0.9 million square feet at the beginning of fiscal 1992 to 36.1 million square feet at the end of fiscal 2011. During fiscal 2011, the Company opened a total of 38 new stores, including 13 BBB stores throughout the United States and Canada, five CTS stores, one Harmon store and 19 buybuy BABY stores, and closed two BBB stores and two Harmon stores, all of which resulted in the aggregate addition of approximately 1.1 million square feet of store space. In May 2008, the Company became a partner in a joint venture which operates two stores in the Mexico City market under the name “Home & More.”

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long term objectives. In fiscal 2012, the Company expects to open approximately 40 new stores across all concepts. In order to further improve the communication, collaboration, coordination and execution across all concepts, activities and platforms, the Company plans to incur costs to relocate its offices from Farmingdale and Garden City, New York to its Union, New Jersey corporate headquarters’ buildings. The relocation is expected to be substantially completed by the end of the summer of fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company has been able to finance its operations, including its expansion program, entirely through internally generated funds. For fiscal 2012, the Company believes that it will continue to finance its operations, including its expansion program, share repurchase program and planned capital expenditures, entirely through existing and internally generated funds. Capital expenditures for fiscal 2012, principally for new stores, existing store improvements, and information technology enhancements, including increased spending on interactive platforms, and other projects are planned to be in the range of approximately $275.0 million to $325.0 million, subject to the timing and composition of the projects.  Capital expenditures include the following major initiatives: the development of an enhanced website; an additional 800,000 square foot E-Service fulfillment center in Georgia; the relocation of the Farmingdale and Garden City, New York offices to the Company’s corporate headquarters in Union, New Jersey; and the initial phase of a new IT data center to support the Company’s ongoing technology initiatives.

Fiscal 2011 compared to Fiscal 2010

Net cash provided by operating activities in fiscal 2011 was $1.225 billion, compared with $987.4 million in fiscal 2010. Year-over-year, the Company experienced an increase in net earnings, partially offset by an increase in cash used for the net components of working capital (primarily accounts payable and income taxes payable, partially offset by merchandise inventories).

Inventory per square foot was $57.35 as of February 25, 2012, as compared to $56.17 as of February 26, 2011.

Net cash used in investing activities in fiscal 2011 was $364.0 million, compared with $341.0 million in fiscal 2010. In fiscal 2011, net cash used in investing activities was due to $243.4 million of capital expenditures and $120.6 million of purchases of investment securities, net of redemptions. In fiscal 2010, net cash used in investing activities was due to $157.5 million of purchases of investment securities, net of redemptions, and $183.5 million of capital expenditures.

Net cash used in financing activities for fiscal 2011 was $1.042 billion, compared with $559.0 million in fiscal 2010. The increase in net cash used was primarily due to a $530.4 million increase in common stock repurchases partially offset by a $45.4 million increase in cash proceeds from the exercise of stock options.

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

Auction Rate Securities

As of February 25, 2012, the Company held approximately $80.2 million of net investments in auction rate securities. Beginning in mid-February 2008, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies and the Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities. As of February 25, 2012, these securities had a temporary valuation adjustment of approximately $3.7 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive (loss) income, net of a related tax benefit, and did not affect the Company’s net earnings for fiscal 2011. As of February 25, 2012, the Company classified approximately $6.5 million of these securities as short term investment securities due to expected redemptions at par during fiscal 2012.

During fiscal 2011, approximately $29.0 million of auction rate securities were redeemed at par. Subsequent to the end of fiscal 2011 through April 13, 2012, the Company redeemed approximately $6.5 million at par.

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

Other Fiscal 2011 Information

At February 25, 2012, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of February 29, 2012 and September 2, 2012, respectively. Subsequent to the end of fiscal 2011, the expiration date on the line of credit that would have otherwise expired on February 29, 2012 was extended to February 28, 2013. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During fiscal 2011, the Company did not have any direct borrowings under the uncommitted lines of credit. As of February 25, 2012, there was approximately $8.5 million of outstanding letters of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates. In addition, as of February 25, 2012, the Company maintained unsecured standby letters of credit of $61.3 million, primarily for certain insurance programs.

Between December 2004 and December 2010, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $4.950 billion of the Company’s common stock.

Since 2004 through the end of fiscal 2011, the Company has repurchased approximately $4.0 billion of its common stock through several share repurchase programs. The Company has approximately $919 million remaining of authorized share repurchases as of February 25, 2012. The execution of the Company’s share repurchase program will consider current business and market conditions.

The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

The Company has contractual obligations consisting mainly of operating leases for stores, offices, warehouse facilities and equipment, purchase obligations and other long-term liabilities which the Company is obligated to pay as of February 25, 2012 as follows:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating Lease Obligations (1)	$3,038,397	$466,029	$827,065	$651,050	$1,094,253
Purchase Obligations (2)	751,973	751,973	—	—	—
Other long-term liabilities (3)	462,888	—	—	—	—

Total Contractual Obligations	$4,253,258	$1,218,002	$827,065	$651,050	$1,094,253

(1)  The amounts presented represent the future minimum lease payments under non-cancelable operating leases.  In addition to minimum rent, certain of the Company’s leases require the payment of additional costs for insurance, maintenance and other costs.  These additional amounts are not included in the table of contractual commitments as the timing and/or amounts of such payments are not known.  As of February 25, 2012, the Company has leased sites for 26 locations planned for opening in fiscal 2012 or 2013, for which aggregate minimum rental payments over the term of the leases are approximately $106.3 million and are included in the table above.

(2)  Purchase obligations primarily consist of purchase orders for merchandise.

(3)  Amounts recorded as deferred rent and other liabilities and income taxes payable in the Consolidated Balance Sheet as of February 25, 2012 have been reflected only in the Total column in the table above as the timing and/or amount of any cash payment is uncertain.  Deferred rent and other liabilities are primarily comprised of deferred rent, workers’ compensation and general liability reserves and various other accruals.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In particular, judgment is used in areas such as inventory valuation, impairment of long-lived assets, goodwill and other indefinite lived intangible assets, accruals for self insurance, litigation, store opening, expansion, relocation and closing costs, stock-based compensation and income and certain other taxes. Actual results could differ from these estimates.

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

Impairment of Long-Lived Assets: The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Company has not historically recorded any material impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

Goodwill and Other Indefinite Lived Intangible Assets: The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. The Company has not historically recorded an impairment to its goodwill and other indefinite lived intangible assets. The Company completed its annual impairment testing of goodwill and other indefinite lived intangible assets and determined that, as of February 25, 2012, no impairment existed because the fair value of these assets substantially exceeded their carrying values. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment, consumer preferences and spending habits; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; civil disturbances and terrorist attacks; unusual weather patterns and natural disasters; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise and other costs and expenses; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s expansion program; the impact of failed auctions for auction rate securities held by the Company; uncertainty in financial markets; disruptions to the Company’s information technology systems including but not limited to security breaches of the Company’s systems protecting consumer and employee information; reputational risk arising from the acts of third parties; changes to statutory, regulatory and legal requirements; changes to, or new, tax laws or interpretation of existing tax laws; and changes to, or new, accounting standards including, without limitation, changes to lease accounting standards. The Company does not undertake any obligation to update its forward-looking statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of February 25, 2012, the Company’s investments include cash and cash equivalents of approximately $1.003 billion, short term investment securities of approximately $756.4 million and long term investment securities of approximately $95.8 million at weighted average interest rates of 0.00%, 0.04% and 0.24%, respectively.

As of February 25, 2012, the Company held approximately $80.2 million of net investments in auction rate securities. Beginning in mid-February 2008, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies and the Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities. As of February 25, 2012, these securities had a temporary valuation adjustment of approximately $3.7 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive (loss) income, net of a related tax benefit, and did not affect the Company’s net earnings for fiscal 2011. As of February 25, 2012, the Company classified approximately $6.5 million of these securities as short term investment securities due to expected redemptions at par during fiscal 2012.

During fiscal 2011, approximately $29.0 million of auction rate securities were redeemed at par.  Subsequent to the end of fiscal 2011 through April 13, 2012, the Company redeemed approximately $6.5 million at par.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

1)	Consolidated Balance Sheets as of February 25, 2012 and February 26, 2011

2)	Consolidated Statements of Earnings for the fiscal years ended February 25, 2012, February 26, 2011, and February 27, 2010

3)	Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 25, 2012, February 26, 2011, and February 27, 2010

4)	Consolidated Statements of Cash Flows for the fiscal years ended February 25, 2012, February 26, 2011, and February 27, 2010

5)	Notes to Consolidated Financial Statements

6)	Reports of Independent Registered Public Accounting Firm

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	February 25,	February 26,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$1,003,166	$1,183,587
Short term investment securities	756,389	605,608
Merchandise inventories	2,071,890	1,968,907
Other current assets	311,494	315,736

Total current assets	4,142,939	4,073,838

Long term investment securities	95,785	121,446
Property and equipment, net	1,198,255	1,116,297
Other assets	287,567	334,612

Total assets	$5,724,546	$5,646,193

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$752,064	$709,550
Accrued expenses and other current liabilities	329,174	306,847
Merchandise credit and gift card liabilities	209,646	193,061
Current income taxes payable	48,246	112,982

Total current liabilities	1,339,130	1,322,440

Deferred rent and other liabilities	339,266	292,364
Income taxes payable	123,622	99,730

Total liabilities	1,802,018	1,714,534

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—
Common stock - $0.01 par value; authorized - 900,000 shares; issued 330,576 and 325,222 shares, respectively; outstanding 235,515 and 251,666 shares, respectively	3,306	3,253
Additional paid-in capital	1,417,337	1,191,123
Retained earnings	6,535,824	5,546,287
Treasury stock, at cost	(4,032,060)	(2,814,104)
Accumulated other comprehensive (loss) income	(1,879)	5,100

Total shareholders’ equity	3,922,528	3,931,659

Total liabilities and shareholders’ equity	$5,724,546	$5,646,193

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

Bed Bath & Beyond Inc. and Subsidiaries

	FISCAL YEAR ENDED
	February 25,	February 26,	February 27,
(in thousands, except per share data)	2012	2011	2010

Net sales	$9,499,890	$8,758,503	$7,828,793

Cost of sales	5,568,957	5,135,574	4,620,674

Gross profit	3,930,933	3,622,929	3,208,119

Selling, general and administrative expenses	2,362,564	2,334,471	2,227,432

Operating profit	1,568,369	1,288,458	980,687

Interest income, net	1,119	4,520	4,568

Earnings before provision for income taxes	1,569,488	1,292,978	985,255

Provision for income taxes	579,951	501,645	385,222

Net earnings	$989,537	$791,333	$600,033

Net earnings per share - Basic	$4.12	$3.11	$2.33
Net earnings per share - Diluted	$4.06	$3.07	$2.30

Weighted average shares outstanding - Basic	240,016	254,297	257,755
Weighted average shares outstanding - Diluted	243,890	258,079	260,375

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

Bed Bath & Beyond Inc. and Subsidiaries

	Common Stock		Additional Paid-	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	in Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at February 28, 2009	314,678	$3,147	$878,568	$4,154,921	(54,977)	$(2,031,642)	$(4,540)	$3,000,454

Comprehensive Income (Loss):
Net earnings				600,033				600,033

Change in temporary impairment of auction rate securities, net of taxes							325	325

Pension adjustment, net of taxes							1,260	1,260

Currency translation adjustment							3,683	3,683
Comprehensive Income								605,301

Shares sold under employee stock option plans, net of taxes	4,503	45	96,431					96,476

Issuance of restricted shares, net	1,369	14	(14)					—

Stock-based compensation expense, net			45,411					45,411

Director fees paid in stock	3		119					119

Repurchase of common stock, including fees					(2,678)	(94,857)		(94,857)
Balance at February 27, 2010	320,553	3,206	1,020,515	4,754,954	(57,655)	(2,126,499)	728	3,652,904

Comprehensive Income (Loss):
Net earnings				791,333				791,333

Change in temporary impairment of auction rate securities, net of taxes							(663)	(663)

Pension adjustment, net of taxes							343	343

Currency translation adjustment							4,692	4,692
Comprehensive Income								795,705

Shares sold under employee stock option plans, net of taxes	3,804	38	125,058					125,096

Issuance of restricted shares, net	863	9	(9)					—

Stock-based compensation expense, net			45,465					45,465

Director fees paid in stock	2		94					94

Repurchase of common stock, including fees					(15,901)	(687,605)		(687,605)
Balance at February 26, 2011	325,222	3,253	1,191,123	5,546,287	(73,556)	(2,814,104)	5,100	3,931,659

Comprehensive Income (Loss):
Net earnings				989,537				989,537

Change in temporary impairment of auction rate securities, net of taxes							(297)	(297)

Pension adjustment, net of taxes							(4,596)	(4,596)

Currency translation adjustment							(2,086)	(2,086)
Comprehensive Income								982,558

Shares sold under employee stock option plans, net of taxes	4,645	46	179,546					179,592

Issuance of restricted shares, net	706	7	(7)					—

Stock-based compensation expense, net			46,501					46,501

Director fees paid in stock	3		174					174

Repurchase of common stock, including fees					(21,505)	(1,217,956)		(1,217,956)
Balance at February 25, 2012	330,576	$3,306	$1,417,337	$6,535,824	(95,061)	$(4,032,060)	$(1,879)	$3,922,528

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Bed Bath & Beyond Inc. and Subsidiaries

	FISCAL YEAR ENDED
	February 25,	February 26,	February 27,
(in thousands)	2012	2011	2010

Cash Flows from Operating Activities:
Net earnings	$989,537	$791,333	$600,033
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	183,873	183,820	184,232
Stock-based compensation	45,223	44,276	44,235
Tax benefit from stock-based compensation	63	(3,453)	(5,986)
Deferred income taxes	30,238	(15,988)	(22,811)
Other	(1,622)	(1,757)	(405)
(Increase) decrease in assets:
Merchandise inventories	(102,983)	(209,204)	(117,364)
Trading investment securities	(4,538)	(5,469)	(5,610)
Other current assets	24,948	(17,736)	(4,397)
Other assets	900	(2,899)	526
Increase (decrease) in liabilities:
Accounts payable	31,582	102,307	96,279
Accrued expenses and other current liabilities	19,822	29,809	37,905
Merchandise credit and gift card liabilities	16,585	20,257	7,183
Income taxes payable	(37,392)	25,456	70,487
Deferred rent and other liabilities	29,048	46,655	21,100
Net cash provided by operating activities	1,225,284	987,407	905,407

Cash Flows from Investing Activities:
Purchase of held-to-maturity investment securities	(1,605,851)	(1,511,555)	(403,582)
Redemption of held-to-maturity investment securities	1,456,250	1,286,270	30,025
Redemption of available-for-sale investment securities	28,975	24,975	38,545
Redemption of trading investment securities	—	42,825	—
Capital expenditures	(243,374)	(183,474)	(153,680)
Net cash used in investing activities	(364,000)	(340,959)	(488,692)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	171,088	125,700	99,727
Excess tax benefit from stock-based compensation	5,163	2,944	6,306
Repurchase of common stock, including fees	(1,217,956)	(687,605)	(94,857)
Net cash (used in) provided by financing activities	(1,041,705)	(558,961)	11,176

Net (decrease) increase in cash and cash equivalents	(180,421)	87,487	427,891

Cash and cash equivalents:
Beginning of period	1,183,587	1,096,100	668,209
End of period	$1,003,166	$1,183,587	$1,096,100

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

B.             Fiscal Year

The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2011, 2010 and 2009 represented 52 weeks and ended on February 25, 2012, February 26, 2011 and February 27, 2010, respectively.

C.             Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned.

All significant intercompany balances and transactions have been eliminated in consolidation.

D.            Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In particular, judgment is used in areas such as inventory valuation, impairment of long-lived assets, impairment of auction rate securities, goodwill and other indefinite lived intangible assets, accruals for self insurance, litigation, store opening, expansion, relocation and closing costs, the provision for sales returns, vendor allowances, stock-based compensation and income and certain other taxes. Actual results could differ from these estimates.

E.              Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within 5 business days, of $67.1 million and $61.9 million as of February 25, 2012 and February 26, 2011, respectively.

F.              Investment Securities

Investment securities consist primarily of U.S. Treasury Bills with remaining maturities of less than one year and auction rate securities, which are securities with interest rates that reset periodically through an auction process.  The U.S. Treasury Bills are classified as short term held-to-maturity securities and are stated at their amortized cost which approximates fair value. Auction rate securities are classified as available-for-sale and are stated at fair value, which had historically been consistent with cost or par value due to interest rates which reset periodically, typically every 7, 28 or 35 days. As a result, there generally were no cumulative gross unrealized holding gains or losses relating to these auction rate securities. However, beginning in mid-February 2008 due to market conditions, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities, and affect their estimated fair values at February 25, 2012 and February 26, 2011, but do not affect the underlying collateral of the securities. (See “Fair Value Measurements,” Note 4 and “Investment Securities,” Note 5). All income from these investments is recorded as interest income.

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

The cost of maintenance and repairs is charged to earnings as incurred; significant renewals and betterments are capitalized. Maintenance and repairs amounted to $85.8 million, $90.2 million and $86.2 million for fiscal 2011, 2010 and 2009, respectively.

I.                 Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Company has not historically recorded any material impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

J.                Goodwill and Other Indefinite Lived Intangible Assets

The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available, including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. The Company has not historically recorded an impairment to its goodwill and other indefinite lived intangible assets. The Company completed its annual impairment testing of goodwill and other indefinite lived intangible assets and determined that, as of February 25, 2012, no impairment existed because the fair value of these assets substantially exceeded their carrying values. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

Included within other assets in the accompanying consolidated balance sheets as of February 25, 2012 and February 26, 2011, respectively, is $198.7 million for goodwill and $30.9 million for indefinite lived tradenames.

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

L.              Deferred Rent

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the term of the lease beginning as of the date the Company obtained possession of the leased premises. Deferred rent amounted to $77.9 million and $78.3 million as of February 25, 2012 and February 26, 2011, respectively.

Cash or lease incentives (“tenant allowances”) received pursuant to certain store leases are recognized on a straight-line basis as a reduction to rent over the lease term. The unamortized portion of tenant allowances is included in deferred rent and other liabilities. The unamortized portion of tenant allowances amounted to $120.1 million and $111.9 million as of February 25, 2012 and February 26, 2011, respectively.

M.         Treasury Stock

Between December 2004 and December 2010, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $4.950 billion of the Company’s common stock.

During fiscal 2011, the Company repurchased approximately 21.5 million shares of its common stock at a total cost of approximately $1.218 billion. During fiscal 2010, the Company repurchased approximately 15.9 million shares of its common stock at a total cost of approximately $687.6 million. During fiscal 2009, the Company repurchased approximately 2.7 million shares of its common stock at a total cost of approximately $94.9 million.  The Company has approximately $919 million remaining of authorized share repurchases as of February 25, 2012.

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

Revenues from gift cards, gift certificates and merchandise credits are recognized when redeemed. Gift cards have no provisions for reduction in the value of unused card balances over defined time periods and have no expiration dates.

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

Q.            Vendor Allowances

The Company receives allowances from vendors in the normal course of business for various reasons including direct cooperative advertising, purchase volume and reimbursement for other expenses. Annual terms for each allowance include the basis for earning the allowance and payment terms, which vary by agreement. All vendor allowances are recorded as a reduction of inventory cost, except for direct cooperative advertising allowances which are specific, incremental and identifiable. The Company recognizes purchase volume allowances as a reduction of the cost of inventory in the quarter in which milestones are achieved. Advertising costs were reduced by direct cooperative allowances of $19.5 million, $17.6 million and $14.5 million for fiscal 2011, 2010 and 2009, respectively.

R.             Store Opening, Expansion, Relocation and Closing Costs

Store opening, expansion, relocation and closing costs, including markdowns, asset residual values and projected occupancy costs, are charged to earnings as incurred.

S.              Advertising Costs

Expenses associated with direct response advertising are expensed over the period during which the sales are expected to occur, generally four to six weeks, and all other expenses associated with store advertising are charged to earnings as incurred. Net advertising costs amounted to $192.5 million, $198.3 million and $230.6 million for fiscal 2011, 2010 and 2009, respectively.

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

Stock-based awards of approximately 0.9 million, 1.5 million and 9.8 million shares were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive for fiscal 2011, 2010 and 2009, respectively.

W.        Segments

The Company accounts for its operations as one operating segment.

2.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	February 25,	February 26,
(in thousands)	2012	2011

Land and buildings	$316,953	$234,027
Furniture, fixtures and equipment	960,565	892,682
Leasehold improvements	1,024,954	959,427
Computer equipment and software	504,641	452,235
	2,807,113	2,538,371
Less: Accumulated depreciation and amortization	(1,608,858)	(1,422,074)
	$1,198,255	$1,116,297

3.  LINES OF CREDIT

At February 25, 2012, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of February 29, 2012 and September 2, 2012, respectively. Subsequent to the end of fiscal 2011, the expiration date on the line of credit that would have otherwise expired on February 29, 2012 was extended to February 28, 2013. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During fiscal 2011 and 2010, the Company did not have any direct borrowings under the uncommitted lines of credit. As of February 25, 2012, there was approximately $8.5 million of outstanding letters of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates. In addition, as of February 25, 2012, the Company maintained unsecured standby letters of credit of $61.3 million, primarily for certain insurance programs. As of February 26, 2011, there was approximately $7.9 million of outstanding letters of credit and approximately $64.5 million of outstanding unsecured standby letters of credit, primarily for certain insurance programs.

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

As of February 25, 2012, the Company’s financial assets utilizing Level 1 inputs include long term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included short term and long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 5).

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

The following table presents the valuation of the Company’s financial assets as of February 25, 2012 measured at fair value on a recurring basis by input level:

	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 3)	Total
Short term - available-for-sale securities:
Auction rate securities	$—	$6.5	$6.5
Long term - available-for-sale securities:
Auction rate securities	—	73.7	73.7
Long term - trading securities:
Nonqualified deferred compensation plan assets	22.1	—	22.1
Total	$22.1	$80.2	$102.3

The following table presents the changes in the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Auction Rate Securities
Balance on February 26, 2011, net of temporary valuation adjustment	$109.7
Change in temporary valuation adjustment included in accumulated other comprehensive (loss) income	(0.5)
Redemptions at par	(29.0)
Balance on February 25, 2012, net of temporary valuation adjustment	$80.2

Subsequent to the end of fiscal 2011 through April 13, 2012, the Company additionally redeemed approximately $6.5 million of short term available-for-sale securities at par.

5.              INVESTMENT SECURITIES

The Company’s investment securities as of February 25, 2012 and February 26, 2011 are as follows:

(in millions)	February 25, 2012	February 26, 2011
Available-for-sale securities:
Short term	$6.5	$5.8
Long term	73.7	103.9

Trading securities:
Long term	22.1	17.6

Held-to-maturity securities:
Short term	749.9	599.8
Total investment securities	$852.2	$727.1

Auction Rate Securities

As of February 25, 2012 and February 26, 2011, the Company’s available-for-sale investment securities represented approximately $83.9 million and approximately $112.9 million par value of auction rate securities, respectively, less temporary valuation adjustments of approximately $3.7 million and $3.2 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive (loss) income, net of a related tax benefit, and did not affect the Company’s net earnings. These securities at par are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200%. All of these available-for-sale investments carried triple-A credit ratings from one or more of the major credit rating agencies as of February 25, 2012 and February 26, 2011, and none of them are mortgage-backed debt obligations. As of February 25, 2012 and February 26, 2011, the Company’s available-for-sale investments have been in a continuous unrealized loss position for 12 months or more, however, the Company believes that the unrealized losses are temporary and reflect the investments’ current lack of liquidity. Due to their lack of liquidity, the Company classified approximately $73.7 million and $103.9 million of these investments as long term investment securities at February 25, 2012 and February 26, 2011, respectively. During fiscal 2011, approximately $29.0 million of these securities were redeemed at par.

Subsequent to the end of fiscal 2011 through April 13, 2012, the Company redeemed approximately $6.5 million of short term available-for-sale securities at par.

U.S. Treasury Securities

As of February 25, 2012 and February 26, 2011, the Company’s short term held-to-maturity securities included approximately $749.9 million and approximately $599.8 million, respectively, of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value.

Long Term Trading Investment Securities

The Company’s long term trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $22.1 million and $17.6 million as of February 25, 2012 and February 26, 2011, respectively.

6.              PROVISION FOR INCOME TAXES

The components of the provision for income taxes are as follows:

	FISCAL YEAR ENDED
(in thousands)	February 25, 2012	February 26, 2011	February 27, 2010

Current:
Federal	$475,280	$426,956	$346,875
State and local	74,438	90,689	61,080
	549,718	517,645	407,955

Deferred:
Federal	28,695	(7,698)	(17,851)
State and local	1,538	(8,302)	(4,882)
	30,233	(16,000)	(22,733)
	$579,951	$501,645	$385,222

At February 25, 2012 and February 26, 2011, included in other current assets is a net current deferred income tax asset of $209.4 million and $189.1 million, respectively, and included in other assets is a net noncurrent deferred income tax asset of $43.7 million and $90.9 million, respectively. These amounts represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities consist of the following:

	February 25,	February 26,
(in thousands)	2012	2011

Deferred tax assets:
Inventories	$33,058	$26,151
Deferred rent and other rent credits	78,292	75,007
Insurance	53,607	51,906
Stock-based compensation	37,633	48,743
Merchandise credits and gift card liabilities	12,376	29,043
Accrued expenses	80,012	86,927
Other	47,422	33,616

Deferred tax liabilities:
Depreciation	(25,510)	(18,991)
Goodwill	(36,590)	(31,213)
Other	(27,228)	(21,152)
	$253,072	$280,037

The Company has not established a valuation allowance for the net deferred tax asset as it is considered more likely than not that it is realizable through a combination of future taxable income and the deductibility of future net deferred tax liabilities.

The following table summarizes the activity related to the gross unrecognized tax benefits from uncertain tax positions:

	February 25,	February 26,
(in thousands)	2012	2011

Balance at beginning of year	$141,869	$113,086

Increase related to current year positions	23,286	24,051
Increase related to prior year positions	12,533	16,677
Decrease related to prior year positions	(33,191)	(8,273)
Settlements	(17,822)	(1,576)
Lapse of statute of limitations	(1,712)	(2,096)

Balance at end of year	$124,963	$141,869

At February 25, 2012, the Company has recorded approximately $1.4 million and $123.6 million of gross unrecognized tax benefits in current and non-current taxes payable, respectively, on the consolidated balance sheet of which approximately $123.3 million would impact the Company’s effective tax rate. At February 26, 2011, the Company has recorded approximately $42.2 million and $99.7 million of gross unrecognized tax benefits in current and non-current taxes payable, respectively, on the consolidated balance sheet of which approximately $137.6 million would impact the Company’s effective tax rate. As of February 25, 2012 and February 26, 2011, the liability for gross unrecognized tax benefits included approximately $27.1 million and $30.2 million, respectively, of accrued interest. The Company recorded an increase of interest of approximately $2.3 million and $9.2 million for the years ended February 25, 2012 and February 26, 2011, respectively, for gross unrecognized tax benefits in the consolidated statement of earnings.

The Company anticipates that any adjustments to gross unrecognized tax benefits which will impact income tax expense, due to the settlement of audits and the expiration of statutes of limitations, could be approximately $1.0 to $2.0 million in the next twelve months. However, actual results could differ from those currently anticipated.

As of February 25, 2012, the Company operated in 50 states, the District of Columbia, Puerto Rico and Canada and files income tax returns in the United States and various state, local and international jurisdictions. The Company is also open to examination for state and local jurisdictions with varying statutes of limitations, generally ranging from three to five years.

For fiscal 2011, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 2.90%, provision for uncertain tax positions of 0.23% and other income tax benefits of 1.13%. For fiscal 2010, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 2.77%, provision for uncertain tax positions of 1.86% and other income tax benefits of 0.83%. For fiscal 2009, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 3.29%, provision for uncertain tax positions of 1.96% and other income tax benefits of 1.15%.

7.              TRANSACTIONS AND BALANCES WITH RELATED PARTIES

A.           In fiscal 2002, the Company had an interest in certain life insurance policies on the lives of its Co-Chairmen and their spouses. The Company’s interest in these policies was equivalent to the net premiums paid by the Company. The agreements relating to the Company’s interest in the life insurance policies on the lives of its Co-Chairmen and their spouses were terminated in fiscal 2003. Upon termination in fiscal 2003, the Co-Chairmen paid to the Company $5.4 million, representing the total amount of premiums paid by the Company under the agreements and the Company was released from its contractual obligation to make substantial future premium payments. In order to confer a benefit to its Co-Chairmen in substitution for the aforementioned terminated agreements, the Company has agreed to pay to the Co-Chairmen, at a future date, an aggregate amount of $4.2 million, which is included in accrued expenses and other current liabilities as of February 25, 2012 and February 26, 2011.

B.             In fiscal 2009, the Company leased office and retail space from entities controlled by management of CTS. In fiscal 2009, the Company leased retail space from entities controlled by management of buybuy BABY. The Company paid such entities occupancy costs of approximately $6.9 million in fiscal 2009.

8.              LEASES

The Company leases retail stores, as well as warehouses, office facilities and equipment, under agreements expiring at various dates through 2041. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial in fiscal 2011, 2010 and 2009), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

As of February 25, 2012, future minimum lease payments under non-cancelable operating leases are as follows:

Amount
Fiscal Year	(in thousands)

2012	$466,029
2013	436,347
2014	390,718
2015	348,181
2016	302,869
Thereafter	1,094,253
Total future minimum lease payments	$3,038,397

Expenses for all operating leases were $456.2 million, $442.2 million and $423.3 million for fiscal 2011, 2010 and 2009, respectively.

9.              EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company has three defined contribution savings plans covering all eligible employees of the Company (“the Plans”). During fiscal 2011, a 401(k) savings plan was merged into one of the Plans. Participants of the Plans may defer annual pre-tax compensation subject to statutory and Plan limitations. In addition, a certain percentage of an employee’s contributions are matched by the Company and vest over a specified period of time, subject to certain statutory and Plan limitations. The Company’s match was approximately $9.4 million, $8.6 million and $7.6 million for fiscal 2011, 2010 and 2009, respectively, which was expensed as incurred.

Nonqualified Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan (“NQDC”) for the benefit of employees defined by the Internal Revenue Service as highly compensated. Participants of the NQDC may defer annual pre-tax compensation subject to statutory and plan limitations. In addition, a certain percentage of an employee’s contributions may be matched by the Company and vest over a specified period of time, subject to certain plan limitations. The Company’s match was approximately $0.4 million for fiscal 2011, 2010 and 2009 which was expensed as incurred.

Changes in the fair value of the trading securities related to the NQDC and the corresponding change in the associated liability are included within interest income and selling, general and administrative expenses respectively, in the consolidated statements of earnings. Historically, these changes have resulted in no impact to the consolidated statements of earnings.

Defined Benefit Plan

The Company has a non-contributory defined benefit pension plan for the CTS employees, hired on or before July 31, 2003, who meet specified age and length-of-service requirements. The benefits are based on years of service and the employee’s compensation near retirement. The Company recognizes the overfunded or underfunded status of the pension plan as an asset or liability in its statement of financial position and recognizes changes in the funded status in the year in which the changes occur. For the years ended February 25, 2012, February 26, 2011 and February 27, 2010, the net periodic pension cost was not material to the Company’s results of operations. The Company has a $14.6 million and $7.5 million liability, which is included in deferred rent and other liabilities as of February 25, 2012 and February 26, 2011, respectively. In addition, as of February 25, 2012 and February 26, 2011, the Company recognized a loss of $3.9 million, net of taxes of $2.6 million, and a gain of $0.7 million, net of taxes of $0.4 million, respectively, within accumulated other comprehensive (loss) income.

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

11.  SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of $568.6 million, $487.4 million and $338.9 million in fiscal 2011, 2010 and 2009, respectively.

The Company recorded an accrual for capital expenditures of $28.8 million, $17.8 million and $21.7 million as of February 25, 2012, February 26, 2011 and February 27, 2010, respectively.

12.  STOCK-BASED COMPENSATION

The Company measures all employee stock-based compensation awards using a fair value method and records such expense, net of estimated forfeitures, in its consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options. The Company’s restricted stock awards are considered nonvested share awards.

Stock-based compensation expense for the fiscal year ended February 25, 2012, February 26, 2011 and February 27, 2010 was approximately $45.2 million ($28.5 million after tax or $0.12 per diluted share), approximately $44.3 million ($27.1 million after tax or $0.10 per diluted share) and approximately $44.2 million ($26.9 million after tax or $0.10 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the years ended February 25, 2012 and February 26, 2011 was approximately $1.3 and $1.2 million, respectively.

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

Under the 2004 Plan and the Prior Plans, an aggregate of 83.4 million shares of common stock were authorized for issuance. The Company generally issues new shares for stock option exercises and restricted stock awards. As of February 25, 2012, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $21.7 million and $108.4 million, respectively, which is expected to be recognized over a weighted average period of 3.0 years and 3.8 years, respectively.

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

	FISCAL YEAR ENDED
Black-Scholes Valuation Assumptions (1)	February 25, 2012	February 26, 2011	February 27, 2010

Weighted Average Expected Life (in years) (2)	6.2	6.1	6.3
Weighted Average Expected Volatility (3)	30.59%	33.70%	40.39%
Weighted Average Risk Free Interest Rates (4)	2.34%	2.56%	2.45%
Expected Dividend Yield	—	—	—

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

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the fiscal year ended February 25, 2012 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	10,135	$37.08
Granted	519	56.19
Exercised	(4,645)	36.79
Forfeited or expired	(11)	36.80
Options outstanding, end of period	5,998	$38.96
Options exercisable, end of period	4,004	$37.84

The weighted average fair value for the stock options granted in fiscal 2011, 2010 and 2009 was $19.65, $17.05 and $12.33, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of February 25, 2012 was 3.3 years and $128.5 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of February 25, 2012 was 2.2 years and $90.1 million, respectively. The total intrinsic value for stock options exercised during fiscal 2011, 2010 and 2009 was $101.5 million, $50.5 million and $61.9 million, respectively.

Net cash proceeds from the exercise of stock options for fiscal 2011 were $171.1 million and the net associated income tax benefit was $5.2 million.

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

Changes in the Company’s restricted stock for the fiscal year ended February 25, 2012 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	4,575	$35.58
Granted	901	56.03
Vested	(860)	35.90
Forfeited	(195)	38.83
Unvested restricted stock, end of period	4,421	$39.54

13.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	FISCAL 2011 QUARTER ENDED				FISCAL 2010 QUARTER ENDED
(in thousands, except per share data)	May 28, 2011	August 27, 2011	November 26, 2011	February 25, 2012	May 29, 2010	August 28, 2010	November 27, 2010	February 26, 2011

Net sales	$2,109,951	$2,314,064	$2,343,561	$2,732,314	$1,923,051	$2,136,730	$2,193,755	$2,504,967
Gross profit	857,572	950,999	958,693	1,163,669	775,036	874,918	896,508	1,076,467
Operating profit	288,948	371,636	357,020	550,765	225,394	296,902	305,110	461,052
Earnings before provision for income taxes	289,500	369,764	356,418	553,806	225,910	297,229	307,106	462,733
Provision for income taxes	108,922	140,392	127,874	202,763	88,357	115,474	118,532	179,282
Net earnings	$180,578	$229,372	$228,544	$351,043	$137,553	$181,755	$188,574	$283,451
EPS-Basic (1)	$0.74	$0.94	$0.96	$1.50	$0.53	$0.71	$0.75	$1.14
EPS-Diluted (1)	$0.72	$0.93	$0.95	$1.48	$0.52	$0.70	$0.74	$1.12

(1) Net earnings per share (“EPS”) amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Bed Bath & Beyond Inc.:

We have audited the accompanying consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries as of February 25, 2012 and February 26, 2011, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 25, 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bed Bath & Beyond Inc. and subsidiaries as of February 25, 2012 and February 26, 2011, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 25, 2012, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 25, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 24, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Short Hills, New Jersey
April 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Bed Bath & Beyond Inc.:

We have audited Bed Bath & Beyond Inc. and subsidiaries (the Company) internal control over financial reporting as of February 25, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting, appearing in Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 25, 2012, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries as of February 25, 2012 and February 26, 2011, and the related consolidated statements of earnings, shareholders’ equity and cash flows and the related financial statement schedule for each of the fiscal years in the three-year period ended February 25, 2012, and our report dated April 24, 2012 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP
Short Hills, New Jersey
April 24, 2012

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Based on their evaluation as of February 25, 2012, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of February 25, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of February 25, 2012, our internal control over financial reporting is effective based on these criteria.

(c) Attestation Report of the Independent Registered Public Accounting Firm

KPMG LLP issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended February 25, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)   Directors of the Company

Information relative to Directors of the Company is set forth under the section captioned “Election of Directors” in the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders (“the Proxy Statement”) and is incorporated herein by reference.

(b)   Executive Officers of the Company

Information with respect to Executive Officers of the Company is set forth in Part I, Item 1.

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

(e)   The Company has adopted a code of ethics entitled “Policy Of Ethical Standards For Business Conduct” that applies to all of its employees, including Executive Officers, and the Board of Directors, the complete text of which is available through the Investor Relations section of the Company’s website, www.bedbathandbeyond.com.

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

The following table provides certain information as of February 25, 2012 with respect to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)
Stock Options	5,808,024	39.01	12,993,365
Equity compensation plans not approved by shareholders (2)
Stock Options	190,199	37.53
Total (3)	5,998,223	38.96	12,993,365

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

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)     Consolidated Financial Statements of Bed Bath & Beyond Inc. and subsidiaries are incorporated under Item 8 of this Form 10-K.

(a) (2)     Financial Statement Schedules

For the Fiscal Years Ended February 25, 2012, February 26, 2011, and February 27, 2010.

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
April 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Warren Eisenberg	Co-Chairman and Director	April 24, 2012
Warren Eisenberg

/s/ Leonard Feinstein	Co-Chairman and Director	April 24, 2012
Leonard Feinstein

/s/ Steven H. Temares	Chief Executive Officer and Director	April 24, 2012
Steven H. Temares

/s/ Eugene A. Castagna	Chief Financial Officer and Treasurer	April 24, 2012
Eugene A. Castagna	(Principal Financial and Accounting Officer)

/s/ Dean S. Adler	Director	April 24, 2012
Dean S. Adler

/s/ Stanley Barshay	Director	April 24, 2012
Stanley Barshay

/s/ Klaus Eppler	Director	April 24, 2012
Klaus Eppler

/s/ Patrick R. Gaston	Director	April 24, 2012
Patrick R. Gaston

/s/ Jordan Heller	Director	April 24, 2012
Jordan Heller

/s/ Victoria A. Morrison	Director	April 24, 2012
Victoria A. Morrison

Bed Bath & Beyond Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Fiscal Years Ended February 25, 2012, February 26, 2011, and February 27, 2010

(amounts in millions)

Column A	Column B	Column C	Column C	Column D	Column E
	Balance at	Additions	Additions	Adjustments	Balance at
	Beginning of	Charged to	Charged to	and/or	End of
Description	Period	Income	Other Accounts	Deductions	Period
Sales Returns and Allowance

Year Ended:
February 25, 2012	$32.4	$593.4	$—	$588.2	$37.6
February 26, 2011	29.0	545.7	—	542.3	32.4
February 27, 2010	17.8	504.7	—	493.5	29.0

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