Form 10-Q
period 2012-05-26
BED BATH & BEYOND INC
filed 2012-07-03
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended May 26, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 26, 2012
Common Stock - $0.01 par value	232,153,364

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	May 26,	February 25,
	2012	2012

Assets
Current assets:
Cash and cash equivalents	$1,075,184	$1,003,166
Short term investment securities	611,325	756,389
Merchandise inventories	2,202,846	2,071,890
Other current assets	310,478	311,494

Total current assets	4,199,833	4,142,939

Long term investment securities	94,761	95,785
Property and equipment, net	1,220,245	1,198,255
Other assets	309,493	287,567

Total assets	$5,824,332	$5,724,546

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$866,253	$752,064
Accrued expenses and other current liabilities	319,851	329,174
Merchandise credit and gift card liabilities	223,328	209,646
Current income taxes payable	103,042	48,246

Total current liabilities	1,512,474	1,339,130

Deferred rent and other liabilities	341,073	339,266
Income taxes payable	96,216	123,622

Total liabilities	1,949,763	1,802,018

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued 331,860 and 330,576 shares, respectively; outstanding 232,153 and 235,515 shares, respectively	3,319	3,306
Additional paid-in capital	1,471,407	1,417,337
Retained earnings	6,742,660	6,535,824
Treasury stock, at cost; 99,707 and 95,061 shares, respectively	(4,338,336)	(4,032,060)
Accumulated other comprehensive loss	(4,481)	(1,879)

Total shareholders’ equity	3,874,569	3,922,528

Total liabilities and shareholders’ equity	$5,824,332	$5,724,546

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	May 26,	May 28,
	2012	2011

Net sales	$2,218,292	$2,109,951

Cost of sales	1,331,093	1,252,379

Gross profit	887,199	857,572

Selling, general and administrative expenses	573,801	568,624

Operating profit	313,398	288,948

Interest (expense) income, net	(1,056)	552

Earnings before provision for income taxes	312,342	289,500

Provision for income taxes	105,506	108,922

Net earnings	$206,836	$180,578

Net earnings per share - Basic	$0.90	$0.74
Net earnings per share - Diluted	$0.89	$0.72

Weighted average shares outstanding - Basic	229,086	245,546
Weighted average shares outstanding - Diluted	232,683	249,799

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands, unaudited)

	Three Months Ended
	May 26,	May 28,
	2012	2011

Net earnings	$206,836	$180,578

Other comprehensive (loss) income:

Change in temporary impairment of auction rate securities, net of taxes	398	304
Pension adjustment, net of taxes	23	99
Currency translation adjustment	(3,023)	(32)

Other comprehensive (loss) income	(2,602)	371

Comprehensive income	$204,234	$180,949

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	May 26,	May 28,
	2012	2011

Cash Flows from Operating Activities:

Net earnings	$206,836	$180,578
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	43,410	44,221
Stock-based compensation	12,829	13,717
Tax benefit from stock-based compensation	11,445	(3,897)
Deferred income taxes	(10,558)	(14,042)
Other	(277)	(454)
(Increase) decrease in assets:
Merchandise inventories	(130,956)	(114,101)
Trading investment securities	(366)	(1,670)
Other current assets	(8,268)	(10,726)
Other assets	(2,190)	399
Increase (decrease) in liabilities:
Accounts payable	119,886	139,926
Accrued expenses and other current liabilities	(12,346)	(5,558)
Merchandise credit and gift card liabilities	13,682	(811)
Income taxes payable	27,390	26,605
Deferred rent and other liabilities	1,845	4,147

Net cash provided by operating activities	272,362	258,334

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	(281,130)	(365,491)
Redemption of held-to-maturity investment securities	421,875	365,625
Redemption of available-for-sale investment securities	6,475	7,050
Capital expenditures	(70,788)	(33,142)

Net cash provided by (used in) investing activities	76,432	(25,958)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	26,140	57,629
Excess tax benefit from stock-based compensation	3,360	249
Repurchase of common stock, including fees	(306,276)	(244,868)

Net cash used in financing activities	(276,776)	(186,990)

Net increase in cash and cash equivalents	72,018	45,386

Cash and cash equivalents:

Beginning of period	1,003,166	1,183,587
End of period	$1,075,184	$1,228,973

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of May 26, 2012 and February 25, 2012 and the results of its operations, comprehensive income and cash flows for the three months ended May 26, 2012 and May 28, 2011, respectively.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by U.S. generally accepted accounting principles (“GAAP”). Reference should be made to Bed Bath & Beyond Inc.’s Annual Report on Form 10-K for the fiscal year ended February 25, 2012 for additional disclosures, including a summary of the Company’s significant accounting policies, and to subsequently filed Forms 8-K.

2) Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. During the first quarter of fiscal 2012, the Company adopted this guidance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

As of May 26, 2012, the Company’s financial assets utilizing Level 1 inputs include long term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included short term and long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 5).

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

Valuation techniques used by the Company must be consistent with at least one of the three possible approaches: the market approach, income approach and/or cost approach. The Company’s Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. The Company’s Level 3 valuations of auction rate securities, which had temporary valuation adjustments of approximately $3.1 million and $3.7 million as of May 26, 2012 and February 25, 2012, respectively, are based on the income approach, specifically, discounted cash flow analyses which utilize significant inputs based on the Company’s estimates and assumptions. As of May 26, 2012, the inputs used in the Company’s discounted cash flow analysis included current coupon rates ranging from 0.14% to 0.34%, an estimated redemption period of 5 years and a discount rate of 1.15%. The discount rate was based on market rates for risk-free tax-exempt securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments. Assuming a higher discount rate, a longer estimated redemption period and lower coupon rates would result in a lower fair market value. Conversely, assuming a lower discount rate, a shorter estimated redemption period and higher coupon rates would result in a higher fair market value.

The following table presents the valuation of the Company’s financial assets as of May 26, 2012 measured at fair value on a recurring basis by input level:

	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 3)	Total
Short term - available-for-sale securities:
Auction rate securities	$—	$2.1	$2.1
Long term - available-for-sale securities:
Auction rate securities	—	72.2	72.2
Long term - trading securities:
Nonqualified deferred compensation plan assets	22.5	—	22.5
Total	$22.5	$74.3	$96.8

The following table presents the changes in the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Auction Rate Securities
Balance on February 25, 2012, net of temporary valuation adjustment	$80.2
Change in temporary valuation adjustment included in accumulated other comprehensive loss	0.6
Redemptions at par	(6.5)
Balance on May 26, 2012, net of temporary valuation adjustment	$74.3

Subsequent to the end of the first quarter of fiscal 2012 through June 22, 2012, the Company additionally redeemed approximately $2.1 million of short term available-for-sale securities at par.

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

4) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $78.3 million and $67.1 million as of May 26, 2012 and February 25, 2012, respectively.

5) Investment Securities

The Company’s investment securities as of May 26, 2012 and February 25, 2012 are as follows:

(in millions)	May 26, 2012	February 25, 2012
Available-for-sale securities:
Short term	$2.1	$6.5
Long term	72.2	73.7

Trading securities:
Long term	22.5	22.1

Held-to-maturity securities:
Short term	609.3	749.9
Total investment securities	$706.1	$852.2

Auction Rate Securities

As of May 26, 2012 and February 25, 2012, the Company’s available-for-sale investment securities represented approximately $77.4 million and approximately $83.9 million par value of auction rate securities, respectively, less temporary valuation adjustments of approximately $3.1 million and $3.7 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings. These securities at par are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200%. All of these available-for-sale investments carried triple-A credit ratings from one or more of the major credit rating agencies as of May 26, 2012 and February 25, 2012, and none of them are mortgage-backed debt obligations. As of May 26, 2012 and February 25, 2012, the Company’s available-for-sale investments have been in a continuous unrealized loss position for 12 months or more, however, the Company believes that the unrealized losses are temporary and reflect the investments’ current lack of liquidity. Due to their lack of liquidity, the Company classified approximately $72.2 million and $73.7 million of these investments as long term investment securities at May 26, 2012 and February 25, 2012, respectively. During the three months ended May 26, 2012, approximately $6.5 million of these securities were redeemed at par. Subsequent to the end of the first quarter of fiscal 2012 through June 22, 2012, the Company redeemed approximately $2.1 million of short term available-for-sale securities at par.

U.S. Treasury Securities

As of May 26, 2012 and February 25, 2012, the Company’s short term held-to-maturity securities included approximately $609.3 million and approximately $749.9 million, respectively, of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation).

Long Term Trading Investment Securities

The Company’s long term trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $22.5 million and $22.1 million as of May 26, 2012 and February 25, 2012, respectively.

6) Property and Equipment

As of May 26, 2012 and February 25, 2012, included in property and equipment, net is accumulated depreciation and amortization of approximately $1.7 billion and $1.6 billion, respectively.

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

Stock-based compensation expense for the three months ended May 26, 2012 and May 28, 2011 was approximately $12.8 million ($8.5 million after tax or $0.04 per diluted share) and approximately $13.7 million ($8.6 million after tax or $0.03 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the three months ended May 26, 2012 and May 28, 2011 was approximately $0.3 million.

Incentive Compensation Plans

Commencing with fiscal 2004, the Company granted awards under the Bed Bath & Beyond 2004 Incentive Compensation Plan (the “2004 Plan”). The 2004 Plan was a flexible compensation plan that enabled the Company to offer incentive compensation through stock options, restricted stock awards, stock appreciation rights and performance awards, including cash awards. Under the 2004 Plan, grants were determined by the Compensation Committee for those awards granted to executive officers and by an appropriate committee for all other awards granted. Awards of stock options and restricted stock generally vest in five equal annual installments beginning one to three years from the date of grant.

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

The Company generally issues new shares for stock option exercises and restricted stock awards. As of May 26, 2012, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $30.4 million and $141.4 million, respectively, which is expected to be recognized over a weighted average period of 3.5 years and 4.3 years, respectively.

On June 22, 2012, subsequent to the end of the first quarter of fiscal 2012, the Company adopted the Bed Bath & Beyond 2012 Incentive Compensation Plan (the “2012 Plan”) which amended and restated the 2004 Plan. The 2012 Plan generally incorporates the provisions of the 2004 Plan as currently in effect and also includes an increase in the aggregate number of common shares authorized for issuance by 14.3 million shares for a total of 43.2 million shares authorized for issuance and the ability to grant incentive stock options. No further option grants may be made under the 2004 Plan, although outstanding awards under the 2004 Plan will continue to be in effect.

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

	Three Months Ended
Black-Scholes Valuation Assumptions (1)	May 26, 2012	May 28, 2011

Weighted Average Expected Life (in years) (2)	6.5	6.2
Weighted Average Expected Volatility (3)	31.06%	30.59%
Weighted Average Risk Free Interest Rates (4)	1.14%	2.34%
Expected Dividend Yield	—	—

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

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the three months ended May 26, 2012 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	5,998	$38.96
Granted	475	68.91
Exercised	(695)	37.59
Forfeited or expired	(2)	36.20
Options outstanding, end of period	5,776	$41.59
Options exercisable, end of period	3,954	$38.11

The weighted average fair value for the stock options granted during the first three months of fiscal 2012 and 2011 was $23.06 and $19.65, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of May 26, 2012 was 3.7 years and $178.2 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of May 26, 2012 was 2.6 years and $135.6 million, respectively. The total intrinsic value for stock options exercised during the first three months of fiscal 2012 and 2011 was $21.8 million and $33.2 million, respectively.

Net cash proceeds from the exercise of stock options for the first three months of fiscal 2012 were $26.1 million and the net associated income tax benefit was $14.8 million.

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

Changes in the Company’s restricted stock for the three months ended May 26, 2012 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	4,421	$39.54
Granted	639	68.83
Vested	(839)	35.73
Forfeited	(50)	40.08
Unvested restricted stock, end of period	4,171	$44.79

8) Shareholders’ Equity

Between December 2004 and December 2010, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $4.950 billion of its shares of common stock. The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company also purchases shares of its common stock to cover employee related taxes withheld on vested restricted stock awards. In the first three months of fiscal 2012, the Company repurchased approximately 4.6 million shares of its common stock for a total cost of approximately $306.3 million, bringing the aggregate total of common stock repurchased to approximately 99.7 million shares for a total cost of approximately $4.3 billion since the initial authorization in December 2004. The Company has approximately $613 million remaining of authorized share repurchases as of May 26, 2012.

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

Stock-based awards for the three months ended May 26, 2012 of approximately 1.0 million and for the three months ended May 28, 2011 of 1.5 million were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

10) Lines of Credit

At May 26, 2012, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of September 2, 2012 and February 28, 2013, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first three months of fiscal 2012, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

11) Supplemental Cash Flow Information

The Company paid income taxes of $72.8 million and $93.6 million in the first three months of fiscal 2012 and 2011, respectively.

The Company recorded an accrual for capital expenditures of $23.1 million and $12.6 million as of May 26, 2012 and May 28, 2011, respectively.

12) Subsequent Events

Subsequent to the end of the fiscal first quarter, on June 1, 2012, the Company announced the acquisition of Linen Holdings, LLC, a business-to-business distributor of a variety of textile products, amenities and other goods to customers in the hospitality, cruise line, food service, healthcare and other industries, for an aggregate purchase price of approximately $105 million. Since the acquisition occurred subsequent to the end of the first quarter of fiscal 2012, the effect of the acquisition is not reflected in the consolidated results of operations or financial condition as of, and for, the three months ended May 26, 2012.

Subsequent to the end of the fiscal first quarter, on June 29, 2012, the Company completed its acquisition of Cost Plus, Inc., a retailer selling a wide range of home decorating items, furniture, gifts, holiday and other seasonal items, and gourmet food and beverages, for $22.00 per share, which equals an aggregate purchase price of approximately $552 million. The acquisition was consummated by a wholly owned subsidiary of the Company through a tender offer and merger, pursuant to which the Company acquired all of the outstanding shares of common stock of Cost Plus, Inc. Since the acquisition occurred subsequent to the end of the first quarter of fiscal 2012, the effect of the acquisition is not reflected in the consolidated results of operations or financial condition as of, and for, the three months ended May 26, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) operates a chain of retail stores under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops (“CTS”), Harmon and Harmon Face Values (“Harmon”) and buybuy BABY. In addition, the Company is a partner in a joint venture which operates two stores in the Mexico City market under the name “Home & More.” The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings, consumables and certain juvenile products. The Company’s objective is to be a customer’s first choice for products and services in the categories offered, in the markets in which the Company operates.

The Company’s strategy is to achieve this objective through excellent customer service, an extensive breadth and depth of assortment, everyday low prices and introduction of new merchandising offerings, supported by the continuous development and improvement of its infrastructure.

Operating in the highly competitive retail industry, the Company, along with other retail companies, is influenced by a number of factors including, but not limited to, general economic conditions including the housing market, the overall macroeconomic environment and related changes in the retailing environment, consumer preferences and spending habits, unusual weather patterns and natural disasters, competition from existing and potential competitors, and the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s expansion program.

The Company believes that consumers are affected by ongoing economic challenges, including relatively high unemployment and commodity prices and a weak housing market. The Company cannot predict whether, when or the manner in which these economic conditions will change.

The following represents an overview of the Company’s financial performance for the periods indicated:

•                  For the three months ended May 26, 2012, the Company’s net sales were $2.218 billion, an increase of approximately 5.1% as compared with the three months ended May 28, 2011.

•                  Comparable store sales for the fiscal first quarter of 2012 increased by approximately 3.0% as compared with an increase of approximately 7.0% for the corresponding period last year.

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

•                  Gross profit for the three months ended May 26, 2012 was $887.2 million, or 40.0% of net sales, compared with $857.6 million, or 40.6% of net sales, for the three months ended May 28, 2011.

•                  Selling, general and administrative expenses (“SG&A”) for the three months ended May 26, 2012 were $573.8 million, or 25.9% of net sales, compared with $568.6 million, or 26.9% of net sales, for the three months ended May 28, 2011.

•                  The effective tax rate for the three months ended May 26, 2012 was 33.8% compared with 37.6% for the three months ended May 28, 2011. The tax rate included discrete items of an approximate $14.6 million net benefit and $3.8 million net benefit, respectively, for the three months ended May 26, 2012 and May 28, 2011.

•                  For the three months ended May 26, 2012, net earnings per diluted share were $0.89 ($206.8 million), an increase of approximately 24%, as compared with net earnings per diluted share of $0.72 ($180.6 million) for the three months ended May 28, 2011. The increase in net earnings per diluted share for the three months ended May 26, 2012 is the result of the items described above, as well as the impact of the Company’s repurchases of its common stock.

Capital expenditures for the three months ended May 26, 2012 and May 28, 2011 were $70.8 million and $33.1 million, respectively. The Company remains committed to making the required investments in its infrastructure to help position the Company for continued growth and success. The Company continues to review and prioritize its capital needs while continuing to make investments, principally for new stores, existing store improvements, information technology enhancements and other projects whose impact is considered important to its future.

During the three months ended May 26, 2012 and May 28, 2011, the Company repurchased 4.6 million and 4.8 million shares, respectively, of its common stock at a total cost of approximately $306.3 million and $244.9 million, respectively.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long term objectives. For all of fiscal 2012, the Company expects that the total number of new store openings will be approximately 40 stores across all concepts. During the fiscal first quarter of 2012, the Company opened two BBB stores, four buybuy BABY stores and one CTS store.

Subsequent to the end of the fiscal first quarter, on June 1, 2012, the Company announced the acquisition of Linen Holdings, LLC, a business-to-business distributor of a variety of textile products, amenities and other goods to customers in the hospitality, cruise line, food service, healthcare and other industries for an aggregate purchase price of approximately $105 million. Since the acquisition occurred subsequent to the end of the first quarter of fiscal 2012, the effect of the acquisition is not reflected in the consolidated results of operations or financial condition as of, and for, the three months ended May 26, 2012.

Subsequent to the end of the fiscal first quarter, on June 29, 2012, the Company completed its acquisition of Cost Plus, Inc., a retailer selling a wide range of home decorating items, furniture, gifts, holiday and other seasonal items, and gourmet food and beverages, for $22.00 per share, which equals an aggregate purchase price of approximately $552 million. The acquisition was consummated by a wholly owned subsidiary of the Company through a tender offer and merger, pursuant to which the Company acquired all of the outstanding shares of common stock of Cost Plus, Inc. Since the acquisition occurred subsequent to the end of the first quarter of fiscal 2012, the effect of the acquisition is not reflected in the consolidated results of operations or financial condition as of, and for, the three months ended May 26, 2012.

Results of Operations

Net Sales

Net sales for the three months ended May 26, 2012 were $2.218 billion, an increase of $108.3 million or approximately 5.1% over net sales of $2.110 billion for the corresponding quarter last year. For the three months ended May 26, 2012, approximately 57.8% of the increase in net sales was attributable to the increase in comparable store sales and the balance of the increase was primarily attributable to an increase in the Company’s new store sales.

For the three months ended May 26, 2012, comparable store sales for 1,127 stores represented $2.148 billion of net sales and for the three months ended May 28, 2011, comparable store sales for 1,081 stores represented $2.027 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. The increase in comparable store sales for the three months ended May 26, 2012 was approximately 3.0%, as compared with an increase of approximately 7.0% for the comparable period last year. The increase in comparable store sales for the fiscal first quarter of 2012 was due to increases in both the number of transactions and the average transaction amount.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 40% and 60% of net sales, respectively, for the three months ended May 26, 2012 and approximately 41% and 59% of net sales, respectively, for the three months ended May 28, 2011.

Gross Profit

Gross profit for the three months ended May 26, 2012 was $887.2 million, or 40.0% of net sales, compared with $857.6 million, or 40.6% of net sales, for the three months ended May 28, 2011. The decrease in the gross profit margin as a percentage of net sales for the three months ended May 26, 2012 was primarily attributed to an increase in coupons, due to increases in both the redemptions and the average coupon amount, and a shift in the mix of merchandise sold to lower margin categories.

Selling, General and Administrative Expenses

SG&A for the three months ended May 26, 2012 was $573.8 million, or 25.9% of net sales, compared with $568.6 million, or 26.9% of net sales, for the three months ended May 28, 2011. The decrease in SG&A as a percentage of net sales for the three months ended May 26, 2012 was primarily due to relative decreases in payroll and payroll-related items (including salaries and workers’ compensation insurance) and occupancy expenses (including rent and utilities), both of which benefited from the increases in comparable store sales for the three months ended May 26, 2012.

Operating Profit

Operating profit for the three months ended May 26, 2012 was $313.4 million, or 14.1% of net sales, compared with $288.9 million, or 13.7% of net sales, during the comparable period last year. The change in operating profit as a percentage of net sales was the result of the change in the gross profit margin and SG&A as a percentage of net sales as described above.

Income Taxes

The effective tax rate for the three months ended May 26, 2012 was 33.8% compared with 37.6% for the three months ended May 28, 2011. The tax rate for the three months ended May 26, 2012 included a net benefit of approximately $14.6 million, primarily due to the recognition of certain discrete state tax items. The tax rate for the three months ended May 28, 2011 included an approximate net benefit of $3.8 million, primarily due to favorable resolutions in the quarter of certain discrete tax items from ongoing income tax examinations, partially offset by the recognition of certain discrete state tax items.

The Company expects continued volatility in the effective tax rate from quarter to quarter because the Company is required each quarter to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net Earnings

As a result of the factors described above, net earnings for the three months ended May 26, 2012 were $206.8 million, compared with $180.6 million for the corresponding period in fiscal 2011.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions.

As a result of this program, the Company operated 995 BBB stores, 72 CTS stores, 45 Harmon stores and 68 buybuy BABY stores at the end of the fiscal first quarter of 2012, compared with 984 BBB stores, 66 CTS stores, 45 Harmon stores and 47 buybuy BABY stores at the end of the corresponding quarter last year. At May 26, 2012, Company-wide total store square footage was approximately 36.3 million square feet. In addition, the Company is a partner in a joint venture which operates two stores in the Mexico City market under the name “Home & More.”

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long-term objectives. During the fiscal first quarter of 2012, the Company opened two BBB stores one each in the United States and Canada and four buybuy BABY stores and one CTS store in the United States. For all of fiscal 2012, the Company expects that the total number of new store openings will be approximately 40 stores across all concepts. The continued growth of the Company is dependent, in part, upon the Company’s ability to execute its expansion program successfully. In order to further improve the communication, collaboration, coordination and execution across all concepts, activities and platforms, the Company plans to incur costs to relocate its offices from Farmingdale and Garden City, New York to its Union, New Jersey corporate headquarters’ buildings. The relocation is expected to be substantially completed by the end of the summer of fiscal 2012.

Liquidity and Capital Resources

The Company has been able to finance its operations, including its expansion program, entirely through internally generated funds. For fiscal 2012, the Company believes that it will continue to finance its operations, including its expansion program, share repurchase program, planned capital expenditures and the acquisitions of Linen Holdings, LLC and Cost Plus, Inc., entirely through existing and internally generated funds. The acquisitions of Linen Holdings, LLC and Cost Plus, Inc., which were completed in the fiscal second quarter of 2012 utilized cash of approximately $650 million in the fiscal second quarter.

Fiscal 2012 compared to Fiscal 2011

Net cash provided by operating activities for the three months ended May 26, 2012 was $272.4 million, compared with $258.3 million in the corresponding period in fiscal 2011. Year over year, the Company experienced an increase in net earnings, as adjusted for non-cash expenses (primarily the tax benefit from stock-based compensation), partially offset by a decrease in cash provided by the net components of working capital (primarily accounts payable and merchandise inventories, partially offset by merchandise credit and gift card liabilities).

Inventory per square foot was $60.63 as of May 26, 2012 compared to $59.22 as of May 28, 2011.

Net cash provided by investing activities for the three months ended May 26, 2012 was $76.4 million, compared with net cash used in investing activities of $26.0 million in the corresponding period of fiscal 2011. For the three months ended May 26, 2012, net cash provided by investing activities was due to $147.2 million of redemptions of investment securities, net of purchases, partially offset by $70.8 million of capital expenditures. For the three months ended May 28, 2011, net cash used in investing activities was due to $33.1 million capital expenditures, partially offset by $7.2 million of redemptions of investment securities, net of purchases.

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

Net cash used in financing activities for the three months ended May 26, 2012 was $276.8 million, compared with $187.0 million in the corresponding period of fiscal 2011. The increase in net cash used was primarily due to an increase of $61.4 million in common stock repurchases and a decrease of $31.5 million in cash proceeds from the exercise of stock options.

Auction Rate Securities

As of May 26, 2012, the Company held approximately $74.3 million of net investments in auction rate securities. Beginning in mid-February 2008, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies and the Company believes that given their high credit quality, it will ultimately recover at par all amounts invested in these securities. As of May 26, 2012, these securities had a temporary valuation adjustment of approximately $3.1 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings for the three months ended May 26, 2012. As of May 26, 2012, the Company classified approximately $2.1 million of these securities as short term investment securities due to expected redemptions at par during the second quarter of fiscal 2012.

During the three months ended May 26, 2012, approximately $6.5 million of auction rate securities were redeemed at par. Subsequent to the end of the first quarter of fiscal 2012 through June 22, 2012, the Company redeemed approximately $2.1 million at par.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. During the first quarter of fiscal 2012, the Company adopted this guidance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2011 (“2011 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the first three months of fiscal 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at May 26, 2012 are similar to those disclosed in Item 7A of the Company’s 2011 Form 10-K.

Item 4.  Controls and Procedures

(a)    Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of May 26, 2012 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, carefully consider the factors discussed under “Risk Factors” in the Company’s 2011 Form 10-K as filed with the Securities and Exchange Commission. These risks could materially adversely affect the Company’s business, financial condition and results of operations. These risks are not the only risks the Company faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that the Company currently considers immaterial to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of fiscal 2012 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share (2)	or Programs (1)	Programs (1) (2)
February 26, 2012 - March 24, 2012	1,916,900	$61.90	1,916,900	$800,599,480
March 25, 2012 - April 21, 2012	1,283,400	$67.70	1,283,400	$713,717,844
April 22, 2012 - May 26, 2012	1,445,700	$69.65	1,445,700	$613,023,908
Total	4,646,000	$65.91	4,646,000	$613,023,908

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

BED BATH & BEYOND INC.
(Registrant)

Date: July 3, 2012	By:	/s/ Eugene A. Castagna
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