Form 10-Q
period 2012-08-25
BED BATH & BEYOND INC
filed 2012-10-03
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended August 25, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 25, 2012
Common Stock - $0.01 par value	229,196,907

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	August 25,	February 25,
	2012	2012

Assets
Current assets:
Cash and cash equivalents	$744,465	$1,003,166
Short term investment securities	164,261	756,389
Merchandise inventories	2,430,907	2,071,890
Other current assets	381,410	311,494

Total current assets	3,721,043	4,142,939

Long term investment securities	82,463	95,785
Property and equipment, net	1,403,520	1,198,255
Other assets	900,456	287,567

Total assets	$6,107,482	$5,724,546

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$940,958	$752,064
Accrued expenses and other current liabilities	422,736	329,174
Merchandise credit and gift card liabilities	233,458	209,646
Current income taxes payable	4,451	48,246

Total current liabilities	1,601,603	1,339,130

Deferred rent and other liabilities	485,485	339,266
Income taxes payable	100,298	123,622

Total liabilities	2,187,386	1,802,018

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued 332,013 and 330,576 shares, respectively; outstanding 229,197 and 235,515 shares, respectively	3,320	3,306
Additional paid-in capital	1,487,453	1,417,337
Retained earnings	6,966,990	6,535,824
Treasury stock, at cost; 102,816 and 95,061 shares, respectively	(4,537,634)	(4,032,060)
Accumulated other comprehensive loss	(33)	(1,879)

Total shareholders’ equity	3,920,096	3,922,528

Total liabilities and shareholders’ equity	$6,107,482	$5,724,546

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	August 25,	August 27,	August 25,	August 27,
	2012	2011	2012	2011

Net sales	$2,593,015	$2,314,064	$4,811,307	$4,424,015

Cost of sales	1,560,346	1,363,065	2,891,439	2,615,444

Gross profit	1,032,669	950,999	1,919,868	1,808,571

Selling, general and administrative expenses	667,532	579,363	1,241,333	1,147,987

Operating profit	365,137	371,636	678,535	660,584

Interest income (expense), net	269	(1,872)	(787)	(1,320)

Earnings before provision for income taxes	365,406	369,764	677,748	659,264

Provision for income taxes	141,076	140,392	246,582	249,314

Net earnings	$224,330	$229,372	$431,166	$409,950

Net earnings per share - Basic	$0.99	$0.94	$1.89	$1.68
Net earnings per share - Diluted	$0.98	$0.93	$1.87	$1.65

Weighted average shares outstanding - Basic	226,313	242,751	227,699	244,148
Weighted average shares outstanding - Diluted	229,308	246,539	230,995	248,169

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	August 25,	August 27,	August 25,	August 27,
	2012	2011	2012	2011

Net earnings	$224,330	$229,372	$431,166	$409,950

Other comprehensive income (loss):

Change in temporary impairment of auction rate securities, net of taxes	21	598	419	902
Pension adjustment, net of taxes	425	(333)	448	(234)
Currency translation adjustment	4,002	(451)	979	(483)

Other comprehensive income (loss)	4,448	(186)	1,846	185

Comprehensive income	$228,778	$229,186	$433,012	$410,135

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	August 25,	August 27,
	2012	2011

Cash Flows from Operating Activities:

Net earnings	$431,166	$409,950
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	90,486	88,110
Stock-based compensation	23,805	24,268
Tax benefit from stock-based compensation	12,716	(2,736)
Deferred income taxes	(16,862)	(11,946)
Other	(517)	(915)
(Increase) decrease in assets, net of effect of acquisitions:
Merchandise inventories	(163,100)	(148,507)
Trading investment securities	(2,305)	(557)
Other current assets	(11,478)	16,284
Other assets	(10,718)	685
Increase (decrease) in liabilities, net of effect of acquisitions:
Accounts payable	143,582	141,161
Accrued expenses and other current liabilities	13,074	21,195
Merchandise credit and gift card liabilities	18,865	2,627
Income taxes payable	(65,128)	(60,297)
Deferred rent and other liabilities	8,537	6,831

Net cash provided by operating activities	472,123	486,153

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	(281,130)	(856,012)
Redemption of held-to-maturity investment securities	881,249	731,250
Redemption of available-for-sale investment securities	8,525	15,550
Capital expenditures	(158,064)	(89,598)
Payment for acquisitions, net of cash acquired	(668,780)	—
Payment for acquisition of trademarks	(40,000)	—

Net cash used in investing activities	(258,200)	(198,810)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	29,174	77,703
Excess tax benefit from stock-based compensation	3,776	923
Repurchase of common stock, including fees	(505,574)	(531,566)

Net cash used in financing activities	(472,624)	(452,940)

Net decrease in cash and cash equivalents	(258,701)	(165,597)

Cash and cash equivalents:

Beginning of period	1,003,166	1,183,587
End of period	$744,465	$1,017,990

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of August 25, 2012 and February 25, 2012 and the results of its operations and comprehensive income for the three and six months ended August 25, 2012 and August 27, 2011, respectively, and its cash flows for the six months ended August 25, 2012 and August 27, 2011, respectively.

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

As of August 25, 2012, the Company’s financial assets utilizing Level 1 inputs include long term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included short term and long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 4).

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

Valuation techniques used by the Company must be consistent with at least one of the three possible approaches: the market approach, income approach and/or cost approach. The Company’s Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. The Company’s Level 3 valuations of auction rate securities, which had temporary valuation adjustments of approximately $3.0 million and $3.7 million as of August 25, 2012 and February 25, 2012, respectively, are based on the income approach, specifically, discounted cash flow analyses which utilize significant inputs based on the Company’s estimates and assumptions. As of August 25, 2012, the inputs used in the Company’s discounted cash flow analysis included current coupon rates ranging from 0.21% to 0.24%, an estimated redemption period of 5 years and a discount rate of 1.07%. The discount rate was based on market rates for risk-free tax-exempt securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments. Assuming a higher discount rate, a longer estimated redemption period and lower coupon rates would result in a lower fair market value. Conversely, assuming a lower discount rate, a shorter estimated redemption period and higher coupon rates would result in a higher fair market value.

The following table presents the valuation of the Company’s financial assets as of August 25, 2012 measured at fair value on a recurring basis by input level:

	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 3)	Total
Short term - available-for-sale securities:
Auction rate securities	$—	$14.3	$14.3
Long term - available-for-sale securities:
Auction rate securities	—	58.0	58.0
Long term - trading securities:
Nonqualified deferred compensation plan assets	24.4	—	24.4
Total	$24.4	$72.3	$96.7

The following table presents the changes in the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Auction Rate Securities
Balance on February 25, 2012, net of temporary valuation adjustment	$80.2
Change in temporary valuation adjustment included in accumulated other comprehensive loss	0.6
Redemptions at par	(8.5)
Balance on August 25, 2012, net of temporary valuation adjustment	$72.3

Subsequent to the end of the second quarter of fiscal 2012, the Company tendered approximately $14.3 million of short term available-for-sale securities at a price equal to 95% of par value.  As a result, the Company incurred a realized loss of approximately $0.7 million which will be reflected in its fiscal third quarter results.  On September 18, 2012, the Company redeemed these securities for $13.6 million.

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

3) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $94.9 million and $67.1 million as of August 25, 2012 and February 25, 2012, respectively.

4) Investment Securities

The Company’s investment securities as of August 25, 2012 and February 25, 2012 are as follows:

(in millions)	August 25, 2012	February 25, 2012
Available-for-sale securities:
Short term	$14.3	$6.5
Long term	58.0	73.7

Trading securities:
Long term	24.4	22.1

Held-to-maturity securities:
Short term	150.0	749.9
Total investment securities	$246.7	$852.2

Auction Rate Securities

As of August 25, 2012 and February 25, 2012, the Company’s available-for-sale investment securities represented approximately $75.3 million and approximately $83.9 million par value of auction rate securities, respectively, less temporary valuation adjustments of approximately $3.0 million and $3.7 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings. These securities at par are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200%. All of these available-for-sale investments carried triple-A credit ratings from one or more of the major credit rating agencies as of August 25, 2012 and February 25, 2012, and none of them are mortgage-backed debt obligations. As of August 25, 2012 and February 25, 2012, the Company’s available-for-sale investments have been in a continuous unrealized loss position for 12 months or more, however, the Company believes that the unrealized losses are temporary and reflect the investments’ current lack of liquidity. Due to their lack of liquidity, the Company classified approximately $58.0 million and $73.7 million of these investments as long term investment securities at August 25, 2012 and February 25, 2012, respectively. During the six months ended August 25, 2012, approximately $8.5 million of these securities were redeemed at par. Subsequent to the end of the second quarter of fiscal 2012, the Company tendered approximately $14.3 million of short term available-for-sale securities at a price equal to 95% of par value.  As a result, the Company incurred a realized loss of approximately $0.7 million which will be reflected in its fiscal third quarter results.  On September 18, 2012, the Company redeemed these securities for $13.6 million.

U.S. Treasury Securities

As of August 25, 2012 and February 25, 2012, the Company’s short term held-to-maturity securities included approximately $150.0 million and approximately $749.9 million, respectively, of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation).

Long Term Trading Investment Securities

The Company’s long term trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $24.4 million and $22.1 million as of August 25, 2012 and February 25, 2012, respectively.

5) Property and Equipment

As of August 25, 2012 and February 25, 2012, included in property and equipment, net is accumulated depreciation and amortization of approximately $1.7 billion and $1.6 billion, respectively.

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

Stock-based compensation expense for the three and six months ended August 25, 2012 was approximately $11.0 million ($6.7 million after tax or $0.03 per diluted share) and approximately $23.8 million ($15.1 million after tax or $0.07 per diluted share), respectively. Stock-based compensation expense for the three and six months ended August 27, 2011 was approximately $10.6 million ($6.5 million after tax or $0.03 per diluted share) and approximately $24.3 million ($15.1 million after tax or $0.06 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the six months ended August 25, 2012 and August 27, 2011 was approximately $0.7 million.

Incentive Compensation Plans

During fiscal 2012, the Company adopted the Bed Bath & Beyond 2012 Incentive Compensation Plan (the “2012 Plan”), which amended and restated the Bed Bath & Beyond 2004 Incentive Compensation Plan (the “2004 Plan”). The 2012 Plan generally incorporates the provisions of the 2004 Plan and also includes an increase in the aggregate number of common shares authorized for issuance by 14.3 million shares for a total of 43.2 million shares authorized for issuance and the ability to grant incentive stock options. Outstanding awards that were covered by the 2004 Plan will continue to be in effect under the 2012 Plan.

The 2012 Plan is a flexible compensation plan that enables the Company to offer incentive compensation through stock options (whether nonqualified stock options or incentive stock options), restricted stock awards, stock appreciation rights, performance awards and other stock based awards, including cash awards. Under the 2012 Plan, grants are determined by the Compensation Committee for those awards granted to executive officers and by an appropriate committee for all other awards granted. Awards of stock options and restricted stock generally vest in five equal annual installments beginning one to three years from the date of grant.

The Company generally issues new shares for stock option exercises and restricted stock awards. As of August 25, 2012, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $28.6 million and $136.5 million, respectively, which is expected to be recognized over a weighted average period of 3.3 years and 4.1 years, respectively.

Stock Options

Stock option grants are issued at fair market value on the date of grant and generally become exercisable in either three or five equal annual installments beginning one year from the date of grant for options issued since May 10, 2010, and beginning one to three years from the date of grant for options issued prior to May 10, 2010, in each case, subject, in general to the recipient remaining in the Company’s employ or service on specified vesting dates. Option grants expire eight years after the date of grant for stock options issued since May 10, 2004, and expire ten years after the date of grant for stock options issued prior to May 10, 2004. All option grants are nonqualified.

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table:

	Six Months Ended
Black-Scholes Valuation Assumptions (1)	August 25, 2012	August 27, 2011

Weighted Average Expected Life (in years) (2)	6.5	6.2
Weighted Average Expected Volatility (3)	31.07%	30.59%
Weighted Average Risk Free Interest Rates (4)	1.14%	2.34%
Expected Dividend Yield	—	—

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

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the six months ended August 25, 2012 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	5,998	$38.96
Granted	503	68.57
Exercised	(781)	37.34
Forfeited or expired	(2)	35.27
Options outstanding, end of period	5,718	$41.79
Options exercisable, end of period	3,867	$38.17

The weighted average fair value for the stock options granted during the first six months of fiscal 2012 and 2011 was $22.95 and $19.65, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of August 25, 2012 was 3.5 years and $142.1 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of August 25, 2012 was 2.4 years and $109.2 million, respectively. The total intrinsic value for stock options exercised during the first six months of fiscal 2012 and 2011 was $24.3 million and $44.7 million, respectively.

Net cash proceeds from the exercise of stock options for the first six months of fiscal 2012 were $29.2 million and the net associated income tax benefit was $16.5 million.

Restricted Stock

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s employ or service on specified vesting dates. Vesting of restricted stock awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test for the fiscal year of grant, and assuming achievement of the performance-based test, time vesting, subject, in general, to the executive remaining in the Company’s employ on specified vesting dates. The Company recognizes compensation expense related to these awards based on the assumption that the performance-based test will be achieved. Vesting of restricted stock awarded to the Company’s other employees is based solely on time vesting.

Changes in the Company’s restricted stock for the six months ended August 25, 2012 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	4,421	$39.54
Granted	745	68.63
Vested	(923)	35.57
Forfeited	(89)	42.58
Unvested restricted stock, end of period	4,154	$45.57

7) Shareholders’ Equity

Between December 2004 and December 2010, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $4.950 billion of its shares of common stock. The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company also purchases shares of its common stock to cover employee related taxes withheld on vested restricted stock awards. In the first six months of fiscal 2012, the Company repurchased approximately 7.8 million shares of its common stock for a total cost of approximately $505.6 million, bringing the aggregate total of common stock repurchased to approximately 102.8 million shares for a total cost of approximately $4.5 billion since the initial authorization in December 2004. The Company has approximately $414 million remaining of authorized share repurchases as of August 25, 2012.

8) Earnings Per Share

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding, including the dilutive effect of stock-based awards as calculated under the treasury stock method.

Stock-based awards for the three and six months ended August 25, 2012 of approximately 1.4 million and 1.2 million, respectively, and for the three and six months ended August 27, 2011 of approximately 1.0 million and 1.2 million were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

9) Lines of Credit

At August 25, 2012, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of September 2, 2012 and February 28, 2013, respectively. Subsequent to the end of the second quarter of fiscal 2012, the expiration date on the line of credit that would have otherwise expired on September 2, 2012 was extended to September 1, 2013. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first six months of fiscal 2012, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

10) Supplemental Cash Flow Information

The Company paid income taxes of $312.2 million and $313.7 million in the first six months of fiscal 2012 and 2011, respectively.

The Company recorded an accrual for capital expenditures of $26.1 million and $15.2 million as of August 25, 2012 and August 27, 2011, respectively.

11) Acquisitions

On June 1, 2012, the Company acquired Linen Holdings, LLC (“Linen Holdings”), a business-to-business distributor of a variety of textile products, amenities and other goods to customers in the hospitality, cruise line, food service, healthcare and other industries, for an aggregate purchase price of approximately $108.3 million. The preliminary purchase price allocation includes approximately $43.5 million for goodwill and approximately $24.0 million for tradenames.  The Company is in the process of finalizing the valuation of certain assets acquired and liabilities assumed; thus, the allocation of the purchase price is subject to change until the anniversary of the acquisition.

Since the date of acquisition, the results of Linen Holdings’ operations, which are not material, have been included in the Company’s results of operations for the three and six months ended August 25, 2012.

On June 29, 2012, the Company acquired Cost Plus, Inc. (“World Market”), a retailer selling a wide range of home decorating items, furniture, gifts, holiday and other seasonal items, and specialty food and beverages, for an aggregate purchase price of approximately $560.5 million. The acquisition was consummated by a wholly owned subsidiary of the Company through a tender offer and merger, pursuant to which the Company acquired all of the outstanding shares of common stock of World Market.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing the valuation of certain assets acquired and liabilities assumed; thus, the allocation of the purchase price is subject to change until the anniversary of the acquisition.

(in millions)	As of June 29, 2012

Current assets	$225.8
Property and equipment and other non-current assets	129.7
Intangible assets	233.2
Goodwill	229.2
Total assets acquired	817.9

Accounts payable and other liabilities	(257.4)

Total net assets acquired	$560.5

Included within intangible assets in the preliminary purchase price allocation above is approximately $220.0 million for tradenames, which is not subject to amortization. The tradenames and goodwill are not expected to be deductible for tax purposes.

Since the date of acquisition, the results of World Market’s operations, which are not material, have been included in the Company’s results of operations for the three and six months ended August 25, 2012 and no proforma disclosure of financial information has been presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) operates a chain of retail stores under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops (“CTS”), Harmon and Harmon Face Values (“Harmon”), buybuy BABY and World Market, Cost Plus World Market and World Market Stores (collectively, “World Market”) (See Note 11 “Acquisitions” in the unaudited notes to the consolidated financial statements). The Company also is a partner in a joint venture which operates two stores in the Mexico City market under the name “Home & More.” Additionally, the Company includes Linen Holdings, a business-to-business distributor of a variety of textile products, amenities and other goods to customers in the hospitality, cruise line, food service, healthcare and other industries (See Note 11 “Acquisitions” in the unaudited notes to the consolidated financial statements). Through its retail stores, the Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings, consumables and certain juvenile products. The Company’s objective is to be a customer’s first choice for products and services in the categories offered, in the markets in which the Company operates.

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

The following represents an overview of the Company’s financial performance for the periods indicated:

•                  For the three and six months ended August 25, 2012, the Company’s net sales were $2.593 billion and $4.811 billion, respectively, an increase of approximately 12.1% and 8.8%, respectively, as compared with the three and six months ended August 27, 2011.

•                  Comparable store sales for the fiscal second quarter of 2012 increased by approximately 3.5% as compared with an increase of approximately 5.6% for the corresponding period last year. For the six months ended August 25, 2012, comparable store sales increased by approximately 3.3% as compared with an increase of approximately 6.3% for the six months ended August 27, 2011.

A store is considered a comparable store when it has been open for twelve full months following its grand opening period (typically four to six weeks). Stores relocated or expanded are excluded from comparable store sales if the change in square footage would cause meaningful disparity in sales over the prior period. In the case of a store to be closed, such store’s sales are not considered comparable once the store closing process has commenced. Linen Holdings is excluded from the comparable store sales calculations and will continue to be excluded on an ongoing basis as long as it does not meet the above definition of comparable store sales.  World Market is excluded from the comparable store sales calculations for the fiscal second quarter and fiscal first half of 2012, and will continue to be excluded from the comparable store sales calculations until after the anniversary of the acquisition.

•                  Gross profit for the three months ended August 25, 2012 was $1.033 billion, or 39.8% of net sales, compared with $951.0 million, or 41.1% of net sales, for the three months ended August 27, 2011. Gross profit for the six months ended August 25, 2012 was $1.920 billion, or 39.9% of net sales, compared with $1.809 billion, or 40.9% of net sales, for the six months ended August 27, 2011.

•                  Selling, general and administrative expenses (“SG&A”) for the three months ended August 25, 2012 were $667.5 million, or 25.7% of net sales, compared with $579.4 million, or 25.0% of net sales, for the three months ended August 27, 2011. SG&A for the six months ended August 25, 2012 were $1.241 billion, or 25.8% of net sales, compared with $1.148 billion, or 25.9% of net sales, for the six months ended August 27, 2011.

•                  The effective tax rate for the three months ended August 25, 2012 was 38.6% compared with 38.0% for the three months ended August 27, 2011. The effective tax rate for the six months ended August 25, 2012 was 36.4% compared with 37.8% for the six months ended August 27, 2011. The tax rate included discrete items of an approximate $15.3 million net benefit and $5.0 million net benefit, respectively, for the six months ended August 25, 2012 and August 27, 2011.

•                  For the three months ended August 25, 2012, net earnings per diluted share were $0.98 ($224.3 million), an increase of approximately 5.4%, as compared with net earnings per diluted share of $0.93 ($229.4 million) for the three months ended August 27, 2011. For the six months ended August 25, 2012, net earnings per diluted share were $1.87 ($431.2 million), an increase of approximately 13.3%, as compared with net earnings per diluted share of $1.65 ($410.0 million) for the six months ended August 27, 2011. The increase in net earnings per diluted share for the three months ended August 25, 2012 is the result of the impact of the Company’s repurchases of its common stock.  The increase in net earnings per diluted share for the six months ended August 25, 2012 is the result of the items described in the above paragraphs, as well as the impact of the Company’s repurchases of its common stock.

The results of operations for the three and six months ended August 25, 2012 include Linen Holdings since the date of acquisition on June 1, 2012 and World Market since the date of acquisition on June 29, 2012.

Capital expenditures for the six months ended August 25, 2012 and August 27, 2011 were $158.1 million and $89.6 million, respectively. The Company remains committed to making the required investments in its infrastructure to help position the Company for continued growth and success. The Company continues to review and prioritize its capital needs while continuing to make investments, principally for new stores, existing store improvements, information technology enhancements and other projects whose impact is considered important to its future, including the development of an enhanced website experience, the relocation of its offices from Farmingdale and Garden City, New York to its corporate headquarters in Union, New Jersey, a new E-Service fulfillment center in Georgia and the initial phase of a new information technology data center.

During the three and six months ended August 25, 2012, the Company repurchased 3.1 million and 7.8 million shares, respectively, of its common stock at a total cost of approximately $199.3 million and $505.6 million, respectively. During the three and six months ended August 27, 2011, the Company repurchased 5.2 million and 10.0 million shares, respectively, of its common stock at a total cost of approximately $286.7 million and $531.6 million, respectively.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long term objectives. For all of fiscal 2012, the Company expects that the total number of new store openings will be approximately 45 stores across all concepts. During the fiscal second quarter of 2012, the Company opened five BBB stores, three buybuy BABY stores, two Harmon stores and one CTS store. Additionally, the Company acquired 258 World Market stores as of June 29, 2012.

Results of Operations

Net Sales

Net sales for the three months ended August 25, 2012 were $2.593 billion, an increase of $279.0 million or approximately 12.1% over net sales of $2.314 billion for the corresponding quarter last year. For the three months ended August 25, 2012, approximately 57% of the increase in net sales was attributable to the acquisitions in fiscal 2012, approximately 29% of the increase was attributable to an increase in the Company’s comparable store sales and the remaining 14% of the increase was primarily attributable to an increase in the Company’s new store sales.

For the three months ended August 25, 2012, comparable store sales for 1,136 stores represented $2.375 billion of net sales and for the three months ended August 27, 2011, comparable store sales for 1,095 stores represented $2.229 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. Excluding World Market and Linen Holdings, the increase in comparable store sales for the three months ended August 25, 2012 was approximately 3.5%, as compared with an increase of approximately 5.6% for the comparable period last year. The increase in comparable store sales for the fiscal second quarter of 2012 was due to increases in both the number of transactions and the average transaction amount.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 42% and 58% of net sales, respectively, for the three months ended August 25, 2012 and August 27, 2011.

For the six months ended August 25, 2012, net sales were $4.811 billion, an increase of $387.3 million or approximately 8.8% over net sales of $4.424 billion for the corresponding six months last year. For the six months ended August 25, 2012, approximately 41% of the increase in net sales was attributable to the acquisitions in fiscal 2012, approximately 37% of the increase was attributable to an increase in the Company’s comparable store sales and the remaining 22% of the increase was primarily attributable to an increase in the Company’s new store sales.

For the six months ended August 25, 2012, comparable store sales for 1,127 stores represented $4.523 billion of net sales and for the six months ended August 27, 2011, comparable store sales for 1,079 stores represented $4.256 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. Excluding World Market and Linen Holdings, the increase in comparable store sales for the six months ended August 25, 2012 was approximately 3.3%, as compared with an increase of approximately 6.3% for the comparable period last year. The increase in comparable store sales for the six months ended August 25, 2012 was due to increases in both the number of transactions and the average transaction amount.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 41% and 59% of net sales, respectively, for the six months ended August 25, 2012 and approximately 42% and 58% of net sales, respectively, for the six months ended August 27, 2011.

Gross Profit

Gross profit for the three months ended August 25, 2012 was $1.033 billion, or 39.8% of net sales, compared with $951.0 million, or 41.1% of net sales, for the three months ended August 27, 2011. The decrease in the gross profit margin as a percentage of net sales for the three months ended August 25, 2012 was primarily attributed to an increase in coupons, due to increases in both the redemptions and the average coupon amount, a shift in the mix of merchandise sold to lower margin categories and the inclusion of World Market’s financial results.

Gross profit for the six months ended August 25, 2012 was $1.920 billion, or 39.9% of net sales, compared with $1.809 billion, or 40.9% of net sales, for the six months ended August 27, 2011. The decrease in the gross profit margin as a percentage of net sales for the six months ended August 25, 2012 was primarily attributed to an increase in coupons, due to increases in both the redemptions and the average coupon amount, and a shift in the mix of merchandise sold to lower margin categories.

Selling, General and Administrative Expenses

SG&A for the three months ended August 25, 2012 was $667.5 million, or 25.7% of net sales, compared with $579.4 million, or 25.0% of net sales, for the three months ended August 27, 2011. The increase in SG&A as a percentage of net sales for the three months ended August 25, 2012 was primarily due to relative increases in payroll and payroll-related items (including salaries), advertising and occupancy expenses (including rent). These expense items were higher as a percentage of net sales due to the inclusion of World Market’s financial results, which have a higher percentage of net sales for these expense items. Additionally, as a percentage of net sales, professional fees increased as a result of the Company’s acquisitions and payroll and payroll-related costs increased due to the relocation of its offices from Farmingdale and Garden City, New York to its corporate headquarters in Union, New Jersey.

SG&A for the six months ended August 25, 2012 was $1.241 billion, or 25.8% of net sales, compared with $1.148 billion, or 25.9% of net sales, for the six months ended August 27, 2011. The decrease in SG&A as a percentage of net sales for the six months ended August 25, 2012 was primarily due to relative decreases in occupancy expenses (including rent and utilities), payroll and payroll-related items (including workers’ compensation insurance offset by salaries), partially offset by an increase in advertising expenses.  As a percentage of net sales, the relative decreases in occupancy and payroll and payroll-related items were lower and the relative increase in advertising expenses were higher due to the inclusion of World Market’s financial results, which have higher percentages of net sales for these expense items. Additionally, as a percentage of net sales, professional fees increased as a result of the Company’s acquisitions and payroll and payroll-related costs increased due to the relocation of its offices from Farmingdale and Garden City, New York to its corporate headquarters in Union, New Jersey.

Operating Profit

Operating profit for the three months ended August 25, 2012 was $365.1 million, or 14.1% of net sales, compared with $371.6 million, or 16.1% of net sales, during the comparable period last year. For the six months ended August 25, 2012, operating profit was $678.5 million, or 14.1% of net sales, compared with $660.6 million, or 14.9% of net sales, during the first six months of fiscal 2011. The change in operating profit as a percentage of net sales was the result of the change in the gross profit margin and SG&A as a percentage of net sales as described above.

Income Taxes

The effective tax rate for the three months ended August 25, 2012 was 38.6% compared with 38.0% for the three months ended August 27, 2011. The tax rate for the three months ended August 27, 2011 included a decrease in the overall state effective tax rate as well as a net benefit of approximately $1.2 million, primarily due to favorable resolutions in the quarter of certain discrete tax items from ongoing income tax examinations.

The effective tax rate for the six months ended August 25, 2012 was 36.4% compared with 37.8% for the six months ended August 27, 2011. The tax rate for the six months ended August 25, 2012 included a net benefit of approximately $15.3 million, primarily due to the recognition of certain discrete state tax items. The tax rate for the six months ended August 27, 2011 included a net benefit of approximately $5.0 million, primarily due to favorable resolutions of certain discrete tax items from ongoing income tax examinations.

The Company expects continued volatility in the effective tax rate from quarter to quarter because the Company is required each quarter to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net Earnings

As a result of the factors described above, net earnings for the three and six months ended August 25, 2012 were $224.3 million and $431.2 million, respectively, compared with $229.4 million and $410.0 million for the corresponding periods in fiscal 2011.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions.

As a result of this program, the Company operated 1,000 BBB stores, 73 CTS stores, 47 Harmon stores and 71 buybuy BABY stores at the end of the fiscal second quarter of 2012, compared with 986 BBB stores, 70 CTS stores, 45 Harmon stores and 54 buybuy BABY stores at the end of the corresponding quarter last year. Additionally, the Company acquired 258 World Market stores as of June 29, 2012. At August 25, 2012, Company-wide total store square footage, including the 258 World Market stores, was approximately 41.4 million square feet. In addition, the Company is a partner in a joint venture which operates two stores in the Mexico City market under the name “Home & More.”

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long-term objectives. During the fiscal second quarter of 2012, the Company opened five BBB stores, three in the United States and two in Canada, three buybuy BABY stores, two Harmon stores and one CTS store in the United States. For all of fiscal 2012, the Company expects that the total number of new store openings will be approximately 45 stores across all concepts. The continued growth of the Company is dependent, in part, upon the Company’s ability to execute its expansion program successfully. Subsequent to the end of the second quarter of fiscal 2012, the Company completed the relocation of its offices from Farmingdale and Garden City, New York to its corporate headquarters in Union, New Jersey, which will further improve the communication, collaboration, coordination and execution across all concepts, activities and platforms.

Liquidity and Capital Resources

The Company has been able to finance its operations, including its expansion program, entirely through internally generated funds. For fiscal 2012, the Company believes that it will continue to finance its operations, including its expansion program, share repurchase program and planned capital expenditures entirely through existing and internally generated funds.

Fiscal 2012 compared to Fiscal 2011

Net cash provided by operating activities for the six months ended August 25, 2012 was $472.1 million, compared with $486.2 million in the corresponding period in fiscal 2011. Year over year, the Company experienced an increase in cash used by the net components of working capital (primarily other current assets, merchandise inventories and accrued expenses and other current liabilities, partially offset by merchandise credit and gift card liabilities) and other assets, partially offset by an increase in net earnings, as adjusted for non-cash expenses (primarily the tax benefit from stock-based compensation).

Retail inventory at cost per square foot was $58.20 as of August 25, 2012, including World Market, compared to $59.51 as of August 27, 2011.

Net cash used in investing activities for the six months ended August 25, 2012 was $258.2 million, compared with $198.8 million in the corresponding period of fiscal 2011. For the six months ended August 25, 2012, net cash used in investing activities was due to $668.8 million of payments, net of acquired cash, related to the acquisitions, a $40.0 million payment for the acquisition of trademarks, $158.1 million of capital expenditures, partially offset by $608.6 million of redemptions of investment securities, net of purchases. For the six months ended August 27, 2011, net cash used in investing activities was due to $109.2 million of purchases of investment securities, net of redemptions, and $89.6 million of capital expenditures.

Capital expenditures for fiscal 2012, principally for new stores, existing store improvements, and information technology enhancements, including increased spending on interactive platforms, and other projects are planned to be in the range of approximately $300 million to $350 million, subject to the timing and composition of the projects. Capital expenditures include the following major initiatives: the development of an enhanced website; an additional 800,000 square foot E-Service fulfillment center in Georgia; the relocation of its offices from Farmingdale and Garden City, New York to its corporate headquarters in Union, New Jersey; and the initial phase of a new information technology data center to support the Company’s ongoing technology initiatives.

Net cash used in financing activities for the six months ended August 25, 2012 was $472.6 million, compared with $452.9 million in the corresponding period of fiscal 2011. The increase in net cash used was primarily due to a decrease of $48.5 million in cash proceeds from the exercise of stock options, partially offset by a $26.0 million decrease in common stock repurchases.

Auction Rate Securities

As of August 25, 2012, the Company held approximately $72.3 million of net investments in auction rate securities. Beginning in mid-February 2008, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies. As of August 25, 2012, these securities had a temporary valuation adjustment of approximately $3.0 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings for the six months ended August 25, 2012. As of August 25, 2012, the Company classified approximately $14.3 million of these securities as short term investment securities due to expected redemptions during the third quarter of fiscal 2012.

During the six months ended August 25, 2012, approximately $8.5 million of auction rate securities were redeemed at par. Subsequent to the end of the second quarter of fiscal 2012, the Company tendered approximately $14.3 million of short term available-for-sale securities at a price equal to 95% of par value.  As a result, the Company incurred a realized loss of approximately $0.7 million which will be reflected in its fiscal third quarter results.  On September 18, 2012, the Company redeemed these securities for $13.6 million.  Prior to this tender, all redemptions of these securities had been at par.  The Company will continue to monitor the market for these securities and will expense any permanent changes to the value of the remaining securities, if any, as they occur.

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

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2012 (“2011 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the first six months of fiscal 2012.

Forward-Looking Statements

This Form 10-Q may contain forward-looking statements. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, and similar words and phrases. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment, consumer preferences and spending habits; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; civil disturbances and terrorist attacks; unusual weather patterns and natural disasters; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise and other costs and expenses; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s expansion program; the impact of failed auctions for auction rate securities held by the Company; uncertainty in financial markets; disruptions to the Company’s information technology systems including but not limited to security breaches of the Company’s systems protecting consumer and employee information; reputational risk arising from the acts of third parties; changes to statutory, regulatory and legal requirements; changes to, or new, tax laws or interpretation of existing tax laws; changes to, or new, accounting standards including, without limitation, changes to lease accounting standards; and the integration of acquired businesses. The Company does not undertake any obligation to update its forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at August 25, 2012 are similar to those disclosed in Item 7A of the Company’s 2011 Form 10-K.

Item 4.  Controls and Procedures

(a)    Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of August 25, 2012 (the end of the period covered by this quarterly report on Form 10-Q). Pursuant to the Securities and Exchange Commission’s guidance, a recently acquired business may be omitted from the scope of the assessment of the effectiveness of internal control over financial reporting in the year of acquisition, and therefore the recently acquired businesses, as described in Note 11 to the unaudited consolidated financial statements, have been excluded.  Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, carefully consider the factors discussed under “Risk Factors” in the Company’s 2011 Form 10-K as filed with the Securities and Exchange Commission as well as inherent risks associated with the integration of acquired businesses. These risks could materially adversely affect the Company’s business, financial condition and results of operations. These risks are not the only risks the Company faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that the Company currently considers immaterial to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of fiscal 2012 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share (2)	or Programs (1)	Programs (1) (2)
May 27, 2012 - June 23, 2012	774,500	$71.71	774,500	$557,486,970
June 24, 2012 - July 21, 2012	1,970,400	$61.35	1,970,400	$436,594,791
July 22, 2012 - August 25, 2012	364,100	$62.73	364,100	$413,756,590
Total	3,109,000	$64.09	3,109,000	$413,756,590

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

BED BATH & BEYOND INC.
(Registrant)

Date: October 3, 2012	By:	/s/ Eugene A. Castagna
Eugene A. Castagna
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Bed Bath & Beyond Inc. 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on June 26, 2012).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document