Form 10-Q
period 2012-11-24
BED BATH & BEYOND INC
filed 2013-01-02
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended November 24, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 24, 2012
Common Stock - $0.01 par value	226,135,600

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	November 24,	February 25,
	2012	2012

Assets
Current assets:
Cash and cash equivalents	$672,262	$1,003,166
Short term investment securities	112,450	756,389
Merchandise inventories	2,763,907	2,071,890
Other current assets	419,234	311,494

Total current assets	3,967,853	4,142,939

Long term investment securities	74,668	95,785
Property and equipment, net	1,433,592	1,198,255
Other assets	910,723	287,567

Total assets	$6,386,836	$5,724,546

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,088,651	$752,064
Accrued expenses and other current liabilities	423,202	329,174
Merchandise credit and gift card liabilities	235,789	209,646
Current income taxes payable	89,271	48,246

Total current liabilities	1,836,913	1,339,130

Deferred rent and other liabilities	479,164	339,266
Income taxes payable	93,637	123,622

Total liabilities	2,409,714	1,802,018

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued 332,044 and 330,576 shares, respectively; outstanding 226,136 and 235,515 shares, respectively	3,320	3,306
Additional paid-in capital	1,501,501	1,417,337
Retained earnings	7,199,740	6,535,824
Treasury stock, at cost; 105,908 and 95,061 shares, respectively	(4,728,297)	(4,032,060)
Accumulated other comprehensive income (loss)	858	(1,879)

Total shareholders’ equity	3,977,122	3,922,528

Total liabilities and shareholders’ equity	$6,386,836	$5,724,546

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 24,	November 26,	November 24,	November 26,
	2012	2011	2012	2011

Net sales	$2,701,801	$2,343,561	$7,513,108	$6,767,576

Cost of sales	1,627,791	1,384,868	4,519,230	4,000,312

Gross profit	1,074,010	958,693	2,993,878	2,767,264

Selling, general and administrative expenses	712,361	601,673	1,953,694	1,749,660

Operating profit	361,649	357,020	1,040,184	1,017,604

Interest expense, net	(3,122)	(602)	(3,909)	(1,922)

Earnings before provision for income taxes	358,527	356,418	1,036,275	1,015,682

Provision for income taxes	125,777	127,874	372,359	377,188

Net earnings	$232,750	$228,544	$663,916	$638,494

Net earnings per share - Basic	$1.04	$0.96	$2.93	$2.64
Net earnings per share - Diluted	$1.03	$0.95	$2.89	$2.60

Weighted average shares outstanding - Basic	223,687	237,802	226,362	242,033
Weighted average shares outstanding - Diluted	226,661	241,718	229,551	246,019

See accompanying Notes to Consolidated Financial Statements.

 BED BATH & BEYOND INC. AND SUBSIDIARIES

 Consolidated Statements of Comprehensive Income

(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	November 24,	November 26,	November 24,	November 26,
	2012	2011	2012	2011

Net earnings	$232,750	$228,544	$663,916	$638,494

Other comprehensive income (loss):

Change in temporary impairment of auction rate securities, net of taxes	622	(100)	1,041	802
Pension adjustment, net of taxes	342	23	790	(211)
Currency translation adjustment	(73)	(5,475)	906	(5,958)

Other comprehensive income (loss)	891	(5,552)	2,737	(5,367)

Comprehensive income	$233,641	$222,992	$666,653	$633,127

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	November 24,	November 26,
	2012	2011

Cash Flows from Operating Activities:

Net earnings	$663,916	$638,494
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	139,411	131,989
Stock-based compensation	34,591	34,682
Tax benefit from stock-based compensation	13,056	(430)
Deferred income taxes	(13,897)	13,596
Other	826	(1,262)
(Increase) decrease in assets, net of effect of acquisitions:
Merchandise inventories	(496,100)	(388,347)
Trading investment securities	(3,508)	(882)
Other current assets	(86,975)	(55,697)
Other assets	(10,655)	903
Increase (decrease) in liabilities, net of effect of acquisitions:
Accounts payable	292,305	238,495
Accrued expenses and other current liabilities	8,398	33,663
Merchandise credit and gift card liabilities	21,196	4,871
Income taxes payable	32,110	(97,435)
Deferred rent and other liabilities	12,742	15,850
Net cash provided by operating activities	607,416	568,490
Cash Flows from Investing Activities:
Purchase of held-to-maturity investment securities	(393,578)	(1,277,815)
Redemption of held-to-maturity investment securities	1,031,249	1,128,125
Redemption of available-for-sale investment securities	31,715	15,550
Capital expenditures	(238,405)	(159,244)
Payment for acquisitions, net of cash acquired	(668,609)	—
Payment for acquisition of trademarks	(40,000)	—
Net cash used in investing activities	(277,628)	(293,384)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	31,660	161,705
Excess tax benefit from stock-based compensation	3,885	4,638
Repurchase of common stock, including fees	(696,237)	(859,286)
Net cash used in financing activities	(660,692)	(692,943)
Net decrease in cash and cash equivalents	(330,904)	(417,837)
Cash and cash equivalents:
Beginning of period	1,003,166	1,183,587
End of period	$672,262	$765,750

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the “Company”) as of November 24, 2012 and February 25, 2012 and the results of its operations and comprehensive income for the three and nine months ended November 24, 2012 and November 26, 2011, respectively, and its cash flows for the nine months ended November 24, 2012 and November 26, 2011, respectively.

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

As of November 24, 2012, the Company’s financial assets utilizing Level 1 inputs include long term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 4).

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

Valuation techniques used by the Company must be consistent with at least one of the three possible approaches: the market approach, income approach and/or cost approach. The Company’s Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. The Company’s Level 3 valuations of auction rate securities, which had temporary valuation adjustments of approximately $2.0 million and $3.7 million as of November 24, 2012 and February 25, 2012, respectively, are based on the income approach, specifically, discounted cash flow analyses which utilize significant inputs based on the Company’s estimates and assumptions. As of November 24, 2012, the inputs used in the Company’s discounted cash flow analysis included current coupon rates ranging from 0.27% to 0.29%, an estimated redemption period of 5 years and a discount rate of 1.08%. The discount rate was based on market rates for risk-free tax-exempt securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments. Assuming a higher discount rate, a longer estimated redemption period and lower coupon rates would result in a lower fair market value. Conversely, assuming a lower discount rate, a shorter estimated redemption period and higher coupon rates would result in a higher fair market value.

The following table presents the valuation of the Company’s financial assets as of November 24, 2012 measured at fair value on a recurring basis by input level:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
Long term - available-for-sale securities:
Auction rate securities	$—	$49.0	$49.0
Long term - trading securities:
Nonqualified deferred compensation plan assets	25.6	—	25.6
Total	$25.6	$49.0	$74.6

The following table presents the changes in the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Auction Rate Securities
Balance on February 25, 2012, net of temporary valuation adjustment	$80.2
Change in temporary valuation adjustment included in accumulated other comprehensive income (loss)	1.6
Realized loss included in earnings (1)	(1.1)
Redemptions	(31.7)
Balance on November 24, 2012, net of temporary valuation adjustment	$49.0

(1) None of the losses for the period included in earnings relate to assets still held on November 24, 2012.

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

3) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $191.9 million and $67.1 million as of November 24, 2012 and February 25, 2012, respectively.

4) Investment Securities

The Company’s investment securities as of November 24, 2012 and February 25, 2012 are as follows:

(in millions)	November 24, 2012	February 25, 2012
Available-for-sale securities:
Short term	$—	$6.5
Long term	49.0	73.7

Trading securities:
Long term	25.6	22.1

Held-to-maturity securities:
Short term	112.5	749.9
Total investment securities	$187.1	$852.2

Auction Rate Securities

As of November 24, 2012 and February 25, 2012, the Company’s available-for-sale investment securities represented approximately $51.0 million and approximately $83.9 million par value of auction rate securities, respectively, less temporary valuation adjustments of approximately $2.0 million and $3.7 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive income (loss), net of a related tax benefit, and did not affect the Company’s net earnings. These securities at par are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200%. All of these available-for-sale investments carried triple-A credit ratings from one or more of the major credit rating agencies as of November 24, 2012 and February 25, 2012, and none of them are mortgage-backed debt obligations. As of November 24, 2012 and February 25, 2012, the Company’s available-for-sale investments have been in a continuous unrealized loss position for 12 months or more, however, the Company believes that the unrealized losses are temporary and reflect the investments’ current lack of liquidity. Due to their lack of liquidity, the Company classified approximately $49.0 million and $73.7 million of these investments as long term investment securities at November 24, 2012 and February 25, 2012, respectively. During the nine months ended November 24, 2012, approximately $8.5 million of these securities were redeemed at par and approximately $24.3 million were tendered at a price of approximately 95% of par value for which the Company incurred a realized loss of approximately $1.1 million which is included within interest expense, net in the consolidated statements of earnings for the three and nine months ended November 24, 2012.

U.S. Treasury Securities

As of November 24, 2012 and February 25, 2012, the Company’s short term held-to-maturity securities included approximately $112.5 million and approximately $749.9 million, respectively, of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation).

Long Term Trading Investment Securities

The Company’s long term trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $25.6 million and $22.1 million as of November 24, 2012 and February 25, 2012, respectively.

5) Property and Equipment

As of November 24, 2012 and February 25, 2012, included in property and equipment, net is accumulated depreciation and amortization of approximately $1.7 billion and $1.6 billion, respectively.

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

Stock-based compensation expense for the three and nine months ended November 24, 2012 was approximately $10.8 million ($7.0 million after tax or $0.03 per diluted share) and approximately $34.6 million ($22.2 million after tax or $0.10 per diluted share), respectively. Stock-based compensation expense for the three and nine months ended November 26, 2011 was approximately $10.4 million ($6.7 million after tax or $0.03 per diluted share) and approximately $34.7 million ($21.8 million after tax or $0.09 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the nine months ended November 24, 2012 and November 26, 2011 was approximately $1.0 million.

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

The Company generally issues new shares for stock option exercises and restricted stock awards. As of November 24, 2012, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $26.1 million and $126.1 million, respectively, which is expected to be recognized over a weighted average period of 3.0 years and 3.9 years, respectively.

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

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table:

	Nine Months Ended
Black-Scholes Valuation Assumptions (1)	November 24, 2012	November 26, 2011

Weighted Average Expected Life (in years) (2)	6.5	6.2
Weighted Average Expected Volatility (3)	31.07%	30.59%
Weighted Average Risk Free Interest Rates (4)	1.14%	2.34%
Expected Dividend Yield	—	—

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

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the nine months ended November 24, 2012 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding on February 25, 2012	5,998	$38.96
Granted	503	68.57
Exercised	(845)	37.49
Forfeited or expired	(6)	37.38
Options outstanding on November 24, 2012	5,650	$41.82
Options exercisable on November 24, 2012	3,800	$38.15

The weighted average fair value for the stock options granted during the first nine months of fiscal 2012 and 2011 was $22.95 and $19.65, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of November 24, 2012 was 3.3 years and $108.1 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of November 24, 2012 was 2.2 years and $83.6 million, respectively. The total intrinsic value for stock options exercised during the first nine months of fiscal 2012 and 2011 was $25.8 million and $95.2 million, respectively.

Net cash proceeds from the exercise of stock options for the first nine months of fiscal 2012 were $31.7 million and the net associated income tax benefit was $16.9 million.

Restricted Stock

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s employ or service on specified vesting dates. Vesting of restricted stock awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test for the fiscal year of grant and, assuming achievement of the performance-based test, time vesting, subject, in general, to the executive remaining in the Company’s employ on specified vesting dates. The Company recognizes compensation expense related to these awards based on the assumption that the performance-based test will be achieved. Vesting of restricted stock awarded to the Company’s other employees is based solely on time vesting.

Changes in the Company’s restricted stock for the nine months ended November 24, 2012 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock on February 25, 2012	4,421	$39.54
Granted	781	68.36
Vested	(959)	35.60
Forfeited	(158)	42.41
Unvested restricted stock on November 24, 2012	4,085	$45.86

7) Shareholders’ Equity

Between December 2004 and December 2010, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $4.950 billion of its shares of common stock. The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company also purchases shares of its common stock to cover employee related taxes withheld on vested restricted stock awards. In the first nine months of fiscal 2012, the Company repurchased approximately 10.8 million shares of its common stock for a total cost of approximately $696.2 million, bringing the aggregate total of common stock repurchased to approximately 105.9 million shares for a total cost of approximately $4.7 billion since the initial authorization in December 2004. The Company has approximately $223 million remaining of authorized share repurchases as of November 24, 2012.

In December 2012, subsequent to the end of the fiscal third quarter, the Company’s Board of Directors authorized a new $2.5 billion share repurchase program. The Company is currently planning that the new share repurchase program will commence after completion of the existing share repurchase program. The Company currently anticipates that this new program will be funded from current cash and future cash flows.

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

Stock-based awards for the three and nine months ended November 24, 2012 of approximately 1.1 million and 1.2 million, respectively, and for the three and nine months ended November 26, 2011 of approximately 0.5 million and 1.0 million were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

9) Lines of Credit

At November 24, 2012, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of February 28, 2013 and September 1, 2013, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first nine months of fiscal 2012, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

10) Supplemental Cash Flow Information

The Company paid income taxes of $335.7 million and $444.3 million in the first nine months of fiscal 2012 and 2011, respectively.

The Company recorded an accrual for capital expenditures of $25.1 million and $24.1 million as of November 24, 2012 and November 26, 2011, respectively.

11) Acquisitions

On June 1, 2012, the Company acquired Linen Holdings, LLC (“Linen Holdings”), a business-to-business distributor of a variety of textile products, amenities and other goods to customers in the hospitality, cruise line, food service, healthcare and other industries, for an aggregate purchase price of approximately $108.1 million. The preliminary purchase price includes approximately $24.0 million for tradenames and approximately $43.3 million for goodwill.  The Company is in the process of finalizing the valuation of certain assets acquired and liabilities assumed; thus, the allocation of the purchase price is subject to change until the anniversary of the acquisition.

Since the date of acquisition, the results of Linen Holdings’ operations, which are not material, have been included in the Company’s results of operations for the three and nine months ended November 24, 2012.

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

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing the valuation of certain assets acquired and liabilities assumed; thus, the amounts below are subject to change until the anniversary of the acquisition.

(in millions)	As of June 29, 2012

Current assets	$216.0
Property and equipment and other non-current assets	135.2
Intangible assets	211.6
Goodwill	250.2
Total assets acquired	813.0

Accounts payable and other liabilities	(252.5)

Total net assets acquired	$560.5

Included within intangible assets above is approximately $196.5 million for tradenames, which is not subject to amortization. The tradenames and goodwill are not expected to be deductible for tax purposes.

Since the date of acquisition, the results of World Market’s operations, which are not material, have been included in the Company’s results of operations for the three and nine months ended November 24, 2012 and no proforma disclosure of financial information has been presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) operates a chain of retail stores under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops or andThat! (collectively, “CTS”), Harmon or Harmon Face Values (collectively, “Harmon”), buybuy BABY and World Market, Cost Plus World Market or World Market Stores (collectively, “World Market”). The Company also is a partner in a joint venture which operates two stores in the Mexico City market under the name “Home & More.” Additionally, the Company includes Linen Holdings, a business-to-business distributor of a variety of textile products, amenities and other goods to customers in the hospitality, cruise line, food service, healthcare and other industries (See Note 11 “Acquisitions” in the unaudited notes to the consolidated financial statements for the acquisitions of World Market and Linen Holdings). Through its retail stores, the Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings, consumables and certain juvenile products. The Company’s objective is to be a customer’s first choice for products and services in the categories offered, in the markets in which the Company operates.

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

The following represents an overview of the Company’s financial performance for the periods indicated:

•                  For the three and nine months ended November 24, 2012, the Company’s net sales were $2.702 billion and $7.513 billion, respectively, an increase of approximately 15.3% and 11.0%, respectively, as compared with the three and nine months ended November 26, 2011.

•                  Comparable store sales for the fiscal third quarter of 2012 increased by approximately 1.7% as compared with an increase of approximately 4.1% for the corresponding period last year. Hurricane Sandy occurred during the fiscal third quarter of 2012 and its impact resulted in many of the Company’s stores being closed, and many of the Company’s customers either not having the ability to shop or having much greater concerns than shopping, including property damage, electrical outages and gasoline shortages, which included rationing in a number of the Company’s markets.  The Company estimates that the impact of this disruption reduced the comparable store sales percentage by approximately 0.9% for the fiscal third quarter of 2012.  For the nine months ended November 24, 2012, comparable store sales increased by approximately 2.7% as compared with an increase of approximately 5.5% for the nine months ended November 26, 2011.

A store is considered a comparable store when it has been open for twelve full months following its grand opening period (typically four to six weeks). Stores relocated or expanded are excluded from comparable store sales if the change in square footage would cause meaningful disparity in sales over the prior period. In the case of a store to be closed, such store’s sales are not considered comparable once the store closing process has commenced. Linen Holdings is excluded from the comparable store sales calculations and will continue to be excluded on an ongoing basis as long as it does not meet the above definition of comparable store sales.  World Market is excluded from the comparable store sales calculations for the three and nine months ended November 24, 2012, and will continue to be excluded from the comparable store sales calculations until after the anniversary of the acquisition.

•                  Gross profit for the three months ended November 24, 2012 was $1.074 billion, or 39.8% of net sales, compared with $958.7 million, or 40.9% of net sales, for the three months ended November 26, 2011. Gross profit for the nine months ended November 24, 2012 was $2.994 billion, or 39.8% of net sales, compared with $2.767 billion, or 40.9% of net sales, for the nine months ended November 26, 2011.

•                  Selling, general and administrative expenses (“SG&A”) for the three months ended November 24, 2012 were $712.4 million, or 26.4% of net sales, compared with $601.7 million, or 25.7% of net sales, for the three months ended November 26, 2011. SG&A for the nine months ended November 24, 2012 were $1.954 billion, or 26.0% of net sales, compared with $1.750 billion, or 25.9% of net sales, for the nine months ended November 26, 2011.

•                  The effective tax rate for the three months ended November 24, 2012 was 35.1% compared with 35.9% for the three months ended November 26, 2011. The effective tax rate for the nine months ended November 24, 2012 was 35.9% compared with 37.1% for the nine months ended November 26, 2011. The tax rate included discrete items of an approximate $24.3 million net benefit and $14.1 million net benefit, respectively, for the nine months ended November 24, 2012 and November 26, 2011.

•                  For the three months ended November 24, 2012, net earnings per diluted share were $1.03 ($232.8 million), an increase of approximately 8.4%, as compared with net earnings per diluted share of $0.95 ($228.5 million) for the three months ended November 26, 2011. For the nine months ended November 24, 2012, net earnings per diluted share were $2.89 ($663.9 million), an increase of approximately 11.2%, as compared with net earnings per diluted share of $2.60 ($638.5 million) for the nine months ended November 26, 2011. The increase in net earnings per diluted share for the three months ended November 24, 2012 is primarily the result of the impact of the Company’s repurchases of its common stock.  The increase in net earnings per diluted share for the nine months ended is the result of the items referred to above, as well as the impact of the Company’s repurchases of its common stock.

The results of operations for the three and nine months ended November 24, 2012 include Linen Holdings since the date of acquisition on June 1, 2012 and World Market since the date of acquisition on June 29, 2012.

Capital expenditures for the nine months ended November 24, 2012 and November 26, 2011 were $238.4 million and $159.2 million, respectively. The Company remains committed to making the required investments in its infrastructure to help position the Company for continued growth and success. The Company continues to review and prioritize its capital needs while continuing to make investments, principally for new stores, existing store improvements, information technology enhancements and other projects whose impact is considered important to its future, including the development of an enhanced website experience, the relocation of its offices from Farmingdale and Garden City, New York to its corporate headquarters in Union, New Jersey, a new E-Service fulfillment center in Georgia and the initial phase of a new information technology data center.

During the three and nine months ended November 24, 2012, the Company repurchased approximately 3.1 million and 10.8 million shares, respectively, of its common stock at a total cost of approximately $190.7 million and $696.2 million, respectively. During the three and nine months ended November 26, 2011, the Company repurchased 5.6 million and 15.6 million shares, respectively, of its common stock at a total cost of approximately $327.7 million and $859.3 million, respectively.  In December 2012, subsequent to the end of the fiscal third quarter, the Company’s Board of Directors authorized a new $2.5 billion share repurchase program. The Company is currently planning that the new share repurchase program will commence after completion of the existing share repurchase program. The Company anticipates that this new program will be funded from current cash and future cash flows.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long term objectives. For all of fiscal 2012, the Company expects that the total number of new store openings will be 41 stores across all concepts. During the fiscal third quarter of 2012, the Company opened four BBB stores, seven buybuy BABY stores, six World Market stores and one CTS store, and closed one BBB store.

Results of Operations

Net Sales

Net sales for the three months ended November 24, 2012 were $2.702 billion, an increase of $358.2 million or approximately 15.3% over net sales of $2.344 billion for the corresponding quarter last year. For the three months ended November 24, 2012, approximately 79% of the increase in net sales was attributable to the inclusion of newly acquired companies, approximately 11% of the increase was attributable to an increase in the Company’s comparable store sales and the remaining 10% of the increase was primarily attributable to an increase in the Company’s new store sales.

For the three months ended November 24, 2012, comparable store sales for 1,143 stores represented $2.369 billion of net sales and for the three months ended November 26, 2011, comparable store sales for 1,095 stores represented $2.264 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. The increase in comparable store sales, which excludes World Market and Linen Holdings, for the three months ended November 24, 2012 was approximately 1.7%, as compared with an increase of approximately 4.1% for the comparable period last year. The Company estimates that the impact of Hurricane Sandy reduced the fiscal third quarter of 2012 comparable store sales percentage by approximately 0.9%.  The increase in comparable store sales for the fiscal third quarter of 2012 was due to an increase in the average transaction amount partially offset by a decrease in the number of transactions, in part due to store closings and other post Hurricane Sandy impacts.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 39% and 61% of net sales, respectively, for the three months ended November 24, 2012 and approximately 41% and 59% of net sales, respectively, for the three months ended November 26, 2011.

For the nine months ended November 24, 2012, net sales were $7.513 billion, an increase of $745.5 million or approximately 11.0% over net sales of $6.768 billion for the corresponding nine months last year. For the nine months ended November 24, 2012, approximately 59% of the increase in net sales was attributable to the inclusion of newly acquired companies, approximately 25% of the increase was attributable to an increase in the Company’s comparable store sales and the remaining 16% of the increase was primarily attributable to an increase in the Company’s new store sales.

For the nine months ended November 24, 2012, comparable store sales for 1,122 stores represented $6.893 billion of net sales and for the nine months ended November 26, 2011, comparable store sales for 1,077 stores represented $6.520 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. The increase in comparable store sales, which excludes World Market and Linen Holdings, for the nine months ended November 24, 2012 was approximately 2.7%, as compared with an increase of approximately 5.5% for the comparable period last year. The increase in comparable store sales for the nine months ended November 24, 2012 was due to an increase in the average transaction amount partially offset by a decrease in the number of transactions, in part due to store closings and other post Hurricane Sandy impacts.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 40% and 60% of net sales, respectively, for the nine months ended November 24, 2012 and approximately 42% and 58% of net sales, respectively, for the nine months ended November 26, 2011.

Gross Profit

Gross profit for the three months ended November 24, 2012 was $1.074 billion, or 39.8% of net sales, compared with $958.7 million, or 40.9% of net sales, for the three months ended November 26, 2011. Gross profit for the nine months ended November 24, 2012 was $2.994 billion, or 39.8% of net sales, compared with $2.767 billion, or 40.9% of net sales, for the nine months ended November 26, 2011. These decreases in the gross profit margin as a percentage of net sales for the three and nine months ended November 24, 2012 were primarily attributed to an increase in coupons, due to increases in both the redemptions and the average coupon amount, and a shift in the mix of merchandise sold to lower margin categories.

Selling, General and Administrative Expenses

SG&A for the three months ended November 24, 2012 was $712.4 million, or 26.4% of net sales, compared with $601.7 million, or 25.7% of net sales, for the three months ended November 26, 2011. The increase in SG&A as a percentage of net sales for the three months ended November 24, 2012 was primarily due to relative increases in payroll and payroll-related items (including salaries), advertising and occupancy expenses (including rent). These expense items were higher as a percentage of net sales due to the inclusion of World Market’s financial results, which have a higher percentage of net sales for these expense items.

SG&A for the nine months ended November 24, 2012 was $1.954 billion, or 26.0% of net sales, compared with $1.750 billion, or 25.9% of net sales, for the nine months ended November 26, 2011. The increase in SG&A as a percentage of net sales for the nine months ended November 24, 2012 was primarily due to a relative increase in advertising expenses. As a percentage of net sales, the relative increase in advertising expenses was higher due to the inclusion of World Market’s financial results, which has a higher percentage of net sales for this expense item.

Operating Profit

Operating profit for the three months ended November 24, 2012 was $361.6 million, or 13.4% of net sales, compared with $357.0 million, or 15.2% of net sales, during the comparable period last year. For the nine months ended November 24, 2012, operating profit was $1.040 billion, or 13.8% of net sales, compared with $1.018 billion, or 15.0% of net sales, during the first nine months of fiscal 2011. The change in operating profit as a percentage of net sales was the result of the change in the gross profit margin and SG&A as a percentage of net sales as described above.

Income Taxes

The effective tax rate for the three months ended November 24, 2012 was 35.1% compared with 35.9% for the three months ended November 26, 2011.  The decrease in the effective tax rate for the three months ended November 24, 2012 was primarily the result of an increase in other income tax benefits and included a net benefit of approximately $9.1 million, primarily due to favorable resolutions in the quarter of certain discrete tax items.  The tax rate for the three months ended November 26, 2011 included a net benefit of approximately $9.1 million, primarily due to favorable resolutions in the quarter of certain discrete tax items from ongoing income tax examinations.

The effective tax rate for the nine months ended November 24, 2012 was 35.9% compared with 37.1% for the nine months ended November 26, 2011. The tax rate for the nine months ended November 24, 2012 included a net benefit of approximately $24.3 million, primarily due to the favorable resolution of certain discrete tax items. The tax rate for the nine months ended November 26, 2011 included a net benefit of approximately $14.1 million, primarily due to favorable resolutions of certain discrete tax items from ongoing income tax examinations, partially offset by the recognition of certain discrete state tax items.

The Company expects continued volatility in the effective tax rate from quarter to quarter because the Company is required each quarter to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net Earnings

As a result of the factors described above, net earnings for the three and nine months ended November 24, 2012 were $232.8 million and $663.9 million, respectively, compared with $228.5 million and $638.5 million for the corresponding periods in fiscal 2011.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions.

As a result of this program, the Company operated 1,003 BBB stores, 74 CTS stores, 47 Harmon stores, 78 buybuy BABY stores and 264 World Market stores (258 stores were acquired as of June 29, 2012) at the end of the fiscal third quarter of 2012, compared with 993 BBB stores, 71 CTS stores, 46 Harmon stores and 61 buybuy BABY stores at the end of the corresponding quarter last year. At November 24, 2012, Company-wide total store square footage, including the 264 World Market stores, was approximately 41.9 million square feet. In addition, the Company is a partner in a joint venture which operates two stores in the Mexico City market under the name “Home & More.”

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long-term objectives. During the fiscal third quarter of 2012, the Company opened four BBB stores, one in the United States and three in Canada, seven buybuy BABY stores, six World Market stores and one CTS store in the United States, and closed one BBB store in the United States. For all of fiscal 2012, the Company expects that the total number of new store openings will be 41 stores across all concepts. The continued growth of the Company is dependent, in part, upon the Company’s ability to execute its expansion program successfully. During the fiscal third quarter of fiscal 2012, the Company completed the relocation of its offices from Farmingdale and Garden City, New York to its corporate headquarters in Union, New Jersey, which the Company believes improves the communication, collaboration, coordination and execution across all concepts, activities and platforms.

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

In December 2012, subsequent to the end of the fiscal third quarter, the Company’s Board of Directors authorized a new $2.5 billion share repurchase program. The Company is currently planning that the new share repurchase program will commence after completion of the existing share repurchase program. The Company anticipates that this new program will be funded from current cash and future cash flows.  Since 2004, through the end of the third quarter, the Company has repurchased approximately $4.7 billion of its common stock through several share repurchase programs.

Fiscal 2012 compared to Fiscal 2011

Net cash provided by operating activities for the nine months ended November 24, 2012 was $607.4 million, compared with $568.5 million in the corresponding period in fiscal 2011. Year over year, the Company experienced an increase in net earnings, as adjusted for non-cash expenses (primarily deferred taxes and the tax benefit from stock-based compensation) and a decrease in cash used by the net components of working capital (primarily income taxes payable and accounts payable, partially offset by merchandise inventories, other current assets and accrued expenses and other current liabilities).

Retail inventory at cost per square foot was $65.52 as of November 24, 2012, compared to $65.43 as of November 26, 2011.

Net cash used in investing activities for the nine months ended November 24, 2012 was $277.6 million, compared with $293.4 million in the corresponding period of fiscal 2011. For the nine months ended November 24, 2012, net cash used in investing activities was due to $668.6 million of payments, net of acquired cash, related to the World Market and Linen Holdings acquisitions, $238.4 million of capital expenditures, a $40.0 million payment for the acquisition of trademarks, partially offset by $669.4 million of redemptions of investment securities, net of purchases. For the nine months ended November 26, 2011, net cash used in investing activities was due to $159.2 million of capital expenditures and $134.1 million of purchases of investment securities, net of redemptions.

Capital expenditures for fiscal 2012, principally for new stores, existing store improvements, information technology enhancements, including increased spending on interactive platforms, and other projects are planned to be in the range of approximately $325 million to $350 million, subject to the timing and composition of the projects. Capital expenditures include the following major initiatives: the development of an enhanced website; an additional 800,000 square foot E-Service fulfillment center in Georgia; the relocation of its offices from Farmingdale and Garden City, New York to its corporate headquarters in Union, New Jersey; and the initial phase of a new information technology data center to support the Company’s ongoing technology initiatives.

Net cash used in financing activities for the nine months ended November 24, 2012 was $660.7 million, compared with $692.9 million in the corresponding period of fiscal 2011. The decrease in net cash used was primarily due to a decrease in common stock repurchases of $163.0 million, partially offset by a $130.0 million decrease in cash proceeds from the exercise of stock options.

Auction Rate Securities

As of November 24, 2012, the Company held approximately $49.0 million of net investments in auction rate securities. Beginning in 2008, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies. As of November 24, 2012, these securities had a temporary valuation adjustment of approximately $2.0 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive income (loss), net of a related tax benefit, and did not affect the Company’s net earnings for the nine months ended November 24, 2012.

During the nine months ended November 24, 2012, approximately $8.5 million of auction rate securities were redeemed at par and approximately $24.3 million were tendered at a price of approximately 95% of par value for which the Company incurred a realized loss of approximately $1.1 million which is included within interest expense, net in the consolidated statements of earnings for the three and nine months ended November 24, 2012. Prior to these tenders, all redemptions of these securities had been at par.  The Company will continue to monitor the market for these securities and will expense any permanent changes to the value of the remaining securities, if any, as they occur.

The Company does not anticipate that any lack of liquidity in its auction rate securities will affect its ability to finance its operations, including its expansion program, share repurchase program, and planned capital expenditures. The Company continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. These investments will remain primarily classified as non-current assets until the Company has better visibility as to when their liquidity will be restored. The classification and valuation of these securities will continue to be reviewed quarterly.

Seasonality

The Company’s sales exhibit seasonality with sales levels generally higher in the calendar months of August, November and December, and generally lower in February.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2012 (“2011 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the first nine months of fiscal 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at November 24, 2012 are similar to those disclosed in Item 7A of the Company’s 2011 Form 10-K.

Item 4.  Controls and Procedures

(a)   Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of November 24, 2012 (the end of the period covered by this quarterly report on Form 10-Q). Pursuant to the Securities and Exchange Commission’s guidance, a recently acquired business may be omitted from the scope of the assessment of the effectiveness of internal control over financial reporting in the year of acquisition, and therefore the recently acquired businesses, as described in Note 11 to the unaudited consolidated financial statements, have been excluded.  Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of fiscal 2012 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share (2)	or Programs (1)	Programs (1) (2) (3)
August 26, 2012 - September 22, 2012	201,000	$68.20	201,000	$400,047,576
September 23, 2012 - October 20, 2012	2,131,000	$62.24	2,131,000	$267,406,568
October 21, 2012 - November 24, 2012	760,000	$58.27	760,000	$223,124,837
Total	3,092,000	$61.65	3,092,000	$223,124,837

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

(3) In December 2012, subsequent to the end of the fiscal third quarter, the Company’s Board of Directors authorized a new $2.5 billion share repurchase program, which is not reflected in the table above.

Item 6.   Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: January 2, 2013	By:	/s/ Eugene A. Castagna
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