Form 10-K
period 2013-03-02
BED BATH & BEYOND INC
filed 2013-04-30
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended March 2, 2013

Commission File Number 0-20214

BED BATH & BEYOND INC.

(Exact name of registrant as specified in its charter)

New York	11-2250488
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 25, 2012, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the NASDAQ National Market) was $14,555,560,334.*

The number of shares outstanding of the registrant’s common stock (par value $0.01 per share) at March 30, 2013: 220,044,578.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for the 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III hereof.

*                                         For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 9,986,661 shares beneficially owned by directors and executive officers, including in the case of the Co-Chairmen trusts and foundations affiliated with them. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

PART I

Unless otherwise indicated, the term “Company” refers collectively to Bed Bath & Beyond Inc. and subsidiaries as of March 2, 2013. The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2012 represented 53 weeks and ended on March 2, 2013. Fiscal 2011 and 2010 represented 52 weeks and ended on February 25, 2012 and February 26, 2011, respectively. Unless otherwise indicated, all references herein to periods of time (e.g., quarters and years) are to fiscal periods.

ITEM 1 — BUSINESS

Introduction

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) operates a chain of 1,471 retail stores under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops or andThat! (collectively, “CTS”), Harmon or Harmon Face Values (collectively, “Harmon”), buybuy BABY and World Market or Cost Plus World Market (collectively, “World Market”). The Company includes Linen Holdings, a distributor of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, food service, healthcare and other industries. Additionally, the Company is a partner in a joint venture which operates three retail stores in Mexico under the name Bed Bath & Beyond.

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

The Company commenced operations in 1971 with the opening of two stores, which primarily sold bed linens and bath accessories. In 1985, the Company introduced its first store carrying a full line of domestics merchandise and home furnishings. The Company began using the name “Bed Bath & Beyond” in 1987 in order to reflect the expanded product line offered by its stores and to distinguish its stores from conventional specialty retail stores offering only domestics merchandise or home furnishings. In 2002, the Company acquired Harmon, a health and beauty care retailer, which operated 27 stores at the time located in Connecticut, New Jersey and New York. In 2003, the Company acquired CTS, a retailer of giftware and household items, which operated 23 stores at the time located in Connecticut, Maine, Massachusetts, New Hampshire, New York and Rhode Island. In 2007, the Company acquired buybuy BABY, a retailer of infant and toddler merchandise, which operated 8 stores at the time located in Maryland, New Jersey, New York and Virginia. In 2007, the Company opened its first international BBB store in Ontario, Canada. In 2008, the Company became a partner in a joint venture which operated two stores in the Mexico City market under the name “Home & More,” which were rebranded as Bed Bath & Beyond in fiscal 2012. In June 2012, the Company acquired Linen Holdings, LLC (“Linen Holdings”), a distributor of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, food service, healthcare and other industries, and Cost Plus, Inc. (“World Market”), a retailer selling a wide range of home decorating items, furniture, gifts, holiday and other seasonal items, and specialty food and beverages, which operated 258 stores in 30 states at the time of acquisition under the names of World Market or Cost Plus World Market.

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under U.S. generally accepted accounting principles and therefore is not a reportable segment.

Total net sales of the Company were $10.915 billion, $9.500 billion and $8.759 billion for fiscal 2012, 2011 and 2010, respectively. Net sales outside of the U.S. were not material for fiscal 2012, 2011 and 2010.  Refer to Part II, Item 7 and Item 8 of this Form 10-K for additional financial information.

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

Merchandise Assortment. The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings, consumables and certain juvenile products. The Company strives to tailor the merchandise mix as appropriate to respond to changing trends and conditions. The factors taken into account in selecting the merchandise mix for a particular store include store size, configuration and local market conditions, such as climate and demographics. The Company, on an ongoing basis, tests new merchandise categories and adjusts the categories of merchandise carried in its stores and may add new departments or adjust the size of existing departments as required. Additionally, the Company continues to integrate the merchandise assortments among its concepts. The Company believes that the process of adding new departments, integrating the Company’s merchandise within concepts, and expanding or reducing the size of various departments in response to changing conditions is an important part of its merchandising strategy.

Merchandise Presentation. The Company has developed a style of merchandise presentation where all of its stores have groups of related product lines presented together in separate areas of each store. The Company believes that this format of merchandise presentation makes it easy for customers to locate products, reinforces customer perception of wide selection and communicates to customers that its stores offer a level of customer service generally associated with smaller specialty stores.

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

Customer Service. The Company places a strong focus on customer service and seeks to make shopping at its stores as pleasant and convenient as possible. Most stores are open seven days and six evenings a week in order to enable customers to shop at times that are convenient for them. In addition, the Company’s websites, www.bedbathandbeyond.com, www.christmastreeshops.com, www.harmondiscount.com, www.facevalues.com, www.buybuybaby.com, www.bedbathandbeyond.ca and www.worldmarket.com as well as the Company’s Facebook pages are available for customers to access 24 hours a day, seven days a week.

Suppliers

In fiscal 2012, the Company purchased its merchandise from approximately 7,800 suppliers with the Company’s largest supplier accounting for approximately 5% of the Company’s merchandise purchases and the Company’s 10 largest suppliers accounting for approximately 18% of such purchases. The Company purchases substantially all of its merchandise in the United States, the majority from domestic sources and the balance from importers. The Company purchases a small amount of its merchandise directly from overseas sources.  The Company has no long term contracts for the purchase of merchandise. The Company believes that most merchandise, other than brand name goods, is available from a variety of sources and that most brand name goods can be replaced with comparable merchandise.

Distribution of Merchandise

A substantial portion of the Company’s merchandise is shipped to stores or customers through its supply chain network, which includes distribution facilities which are either owned or leased by the Company or managed by third parties, with the remaining merchandise shipped to stores or customers directly from a vendor. The Company utilizes 15 distribution facilities totaling approximately 6.0 million square feet.  In addition, the Company maintains a number of supplemental storage locations to either enhance the warehouse facilities in the Company’s stores in proximity to these locations or to fulfill orders for customers.

Employees

As of March 2, 2013, the Company employed approximately 57,000 persons in full-time and part-time positions. The Company believes that its relations with its employees are very good and that the labor turnover rate among its management employees is lower than that generally experienced within the industry.

Seasonality

The Company’s sales exhibit seasonality with sales levels generally higher in the calendar months of August, November and December, and generally lower in February.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions. In the 21 year period from the beginning of fiscal 1992 to the end of fiscal 2012, the Company has grown from 34 stores to 1,471 stores, including the 258 World Market stores acquired on June 29, 2012. The Company’s 1,471 stores operate in all 50 states, the District of Columbia, Puerto Rico and Canada, including: 1,004 BBB stores operating in all 50 states, the District of Columbia, Puerto Rico and Canada; 74 CTS stores operating in 22 states; 47 Harmon stores operating in four states; 82 buybuy BABY stores operating in 29 states; and 264 World Market stores operating in 31 states and the District of Columbia. Total square footage grew from approximately 0.9 million square feet at the beginning of fiscal 1992 to approximately 42.0 million square feet at the end of fiscal 2012, including the 264 World Market stores. During fiscal 2012, the Company opened a total of 41 new stores, including 12 BBB stores throughout the United States and Canada and three CTS stores, two Harmon stores, 18 buybuy BABY stores and six World Market stores throughout the United States and closed one BBB store, all of which resulted in the aggregate addition of approximately 5.9 million square feet of store space, including approximately 4.8 million square feet of store space for the 258 World Market stores acquired on June 29, 2012. Additionally, the Company is a partner in a joint venture which opened one store during fiscal 2012 and as of March 2, 2013, operated a total of three retail stores in Mexico under the name Bed Bath & Beyond.

The Company intends to continue its expansion program and believes that the continued growth of the Company is dependent, in large part, on the success of this program. As part of its expansion program, the Company expects to open new stores and expand existing stores as opportunities arise. The Company believes throughout the United States and Canada, there is an opportunity to operate in excess of 1,300 BBB stores as well as grow World Market, CTS and buybuy BABY from coast to coast.

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

During fiscal 2012, the Company acquired Linen Holdings and World Market.

Competition

The Company operates in the fragmented and highly competitive retail industry. The Company competes with many different types of retail stores that sell many or most of the same products. Such competitors include but are not limited to: (i) department stores, which often carry many of the same product lines as the Company’s stores but do not typically have the same depth or breadth of product selection, (ii) specialty stores, which often have a depth of product selection but typically carry only a limited portion of the product lines carried by the Company’s stores, (iii) discount and mass merchandise stores, (iv) national chains and (v) online and multi-channel retailers. In addition, the Company’s stores compete, to a more limited extent, with factory outlet stores that typically offer limited quantities or limited lines of quality merchandise at discount prices. Other entities continue to introduce new concepts that include many of the product lines carried by the Company’s stores. There can be no assurance that the operation of competitors will not have a material adverse effect on the Company.

Tradenames and Service Marks

The Company uses the service marks “Bed Bath & Beyond,” “buybuy BABY,” “Christmas Tree Shops,” “andThat!,” “Harmon,” “Face Values,” “Cost Plus,” “World Market” and “Cost Plus World Market” in connection with its retail services. The Company has registered trademarks and service marks or is seeking registrations for these and other trademarks and service marks with the United States Patent and Trademark Office. The Company also has registered or has applications pending with the trademark registries of several foreign countries, including having registered the “Bed Bath & Beyond” name and logo in Canada and Mexico. The Company also files patent applications and seeks copyright registrations where it deems such to be advantageous to the business. Management believes that its name recognition and service marks are important elements of the Company’s merchandising strategy.

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

Executive Officers of the Registrant

The following table sets forth the name, age and business experience of the Executive Officers of the Registrant:

Name	Age	Positions

Warren Eisenberg	82	Co-Chairman and Director

Leonard Feinstein	76	Co-Chairman and Director

Steven H. Temares	54	Chief Executive Officer and Director

Arthur Stark	58	President and Chief Merchandising Officer

Matthew Fiorilli	56	Senior Vice President — Stores

Eugene A. Castagna	47	Chief Financial Officer and Treasurer

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

The Company operates in the highly competitive retail business where the use of emerging technologies as well as unanticipated changes in the pricing and other practices of competitors may adversely affect the Company’s performance.

The retail business is highly competitive. The Company competes for customers, employees, locations, merchandise, technology, services and other important aspects of the business with many other local, regional and national retailers. Those competitors range from specialty retail stores to department stores and discounters as well as online and multi-channel retailers. Specifically, rapidly evolving technologies are altering the manner in which the Company and its competitors communicate and transact with customers, and the Company’s own omni channel strategy to adapt to these changes in relation to its competitors’ actions in doing so presents a specific risk. Further, unanticipated changes in the pricing and other practices of the Company’s competitors, including promotional activity, may adversely affect the Company’s performance.

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

The Company’s operating results could be negatively impacted by a major disruption of the Company’s information technology systems. The Company relies heavily on these systems to process transactions, manage inventory replenishment, summarize results and control distribution of products. Despite numerous safeguards and careful contingency planning, these systems are still subject to power outages, computer viruses, telecommunication failures, security breaches and other catastrophic events. A major disruption of the systems and their backup mechanisms may cause the Company to incur significant costs to repair the systems, experience a critical loss of data and result in business interruptions.

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

New, or developments in existing, litigation, claims or assessments could potentially impact the Company’s operating and financial results.

The Company is involved in litigation, claims and assessments incidental to the Company’s business, the disposition of which is not expected to have a material effect on the Company’s financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions related to these matters. While outcomes of such actions vary, any such claim or assessment against the Company could potentially impact the Company’s operations and financial results.

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

The Company has acquired several businesses and continues to evaluate potential business initiatives, including acquisitions, any of which could adversely impact the Company’s performance.

The Company believes it carefully evaluates and plans for the integration of newly acquired businesses, as well as carefully prepares for and executes on other business combinations and strategic initiatives that are part of the growth of its business. However, such activities involve certain inherent risks, including the failure to retain key personnel from an acquired business; undisclosed or subsequently arising liabilities; challenges in the successful integration of operations, aligning standards, policies and systems; and the potential diversion of management resources from existing operations to respond to unforeseen issues arising in the context of the integration of a new business or initiative.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Most of the Company’s stores are located in suburban areas of medium and large-sized cities. These stores are situated in strip and power strip shopping centers, as well as in major off-price and conventional malls, and in free standing buildings.

The Company’s 1,471 stores are located in all 50 states, the District of Columbia, Puerto Rico and Canada and range in size from approximately 5,000 to 100,000 square feet, but are predominantly between 18,000 and 50,000 square feet. Approximately 85% to 90% of store space is used for selling areas and the balance for warehouse, receiving and office space.

The table below sets forth the locations of the Company’s stores as of March 2, 2013:

Alabama	21
Alaska	2
Arizona	43
Arkansas	7
California	187
Colorado	33
Connecticut	23
Delaware	4
Florida	97
Georgia	37
Hawaii	1
Idaho	9
Illinois	58
Indiana	24
Iowa	10
Kansas	11
Kentucky	10
Louisiana	19
Maine	8
Maryland	21
Massachusetts	43
Michigan	43
Minnesota	14
Mississippi	7
Missouri	22
Montana	8
Nebraska	5
Nevada	13
New Hampshire	14
New Jersey	84
New Mexico	8
New York	92
North Carolina	43
North Dakota	2
Ohio	50
Oklahoma	8
Oregon	17
Pennsylvania	42
Rhode Island	5
South Carolina	24
South Dakota	3
Tennessee	27
Texas	114
Utah	15
Vermont	3
Virginia	44
Washington	36
West Virginia	3
Wisconsin	15
Wyoming	2
District of Columbia	3
Puerto Rico	3
Alberta, Canada	8
British Columbia, Canada	7
New Brunswick, Canada	2
Newfoundland, Canada	1
Novia Scotia, Canada	1
Ontario, Canada	14
Prince Edward Island, Canada	1
Total	1,471

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

The Company has distribution facilities totaling approximately 5.8 million square feet consisting of three owned facilities and eight leased facilities.

As of March 2, 2013, the Company occupied approximately 450,000 square feet of office space at five locations for procurement and corporate office functions. The corporate headquarters within two owned facilities in Union, New Jersey includes approximately 305,000 square feet with the remaining approximately 145,000 square feet within owned and leased facilities in Massachusetts, California, New Jersey and Florida. During 2012, the Company completed the relocation of the Company’s Farmingdale and Garden City, New York offices to its corporate headquarters in Union, New Jersey. In addition, the Company has seven locations, totaling approximately 14,000 square feet, which are utilized primarily for institutional sales related functions.

ITEM 3 — LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the ordinary course of business, which the Company does not believe to be material to the Company’s business or financial condition.

ITEM 4 — MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low reported closing prices of the Company’s common stock on the NASDAQ National Market System for the periods indicated.

	High	Low
Fiscal 2012:
1st Quarter	$72.47	$59.74
2nd Quarter	74.72	59.34
3rd Quarter	71.60	56.40
4th Quarter	60.39	54.91

	High	Low
Fiscal 2011:
1st Quarter	$57.30	$45.07
2nd Quarter	60.31	49.73
3rd Quarter	63.44	55.26
4th Quarter	63.22	57.46

The common stock is quoted through the NASDAQ National Market System under the symbol BBBY. On March 30, 2013, there were approximately 5,300 shareholders of record of the common stock (without including individual participants in nominee security position listings). On March 30, 2013, the last reported sale price of the common stock was $64.42.

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

Since 2004 through the end of fiscal 2012, the Company has repurchased approximately $5.0 billion of its common stock through share repurchase programs. The Company’s purchases of its common stock during the fourth quarter of fiscal 2012 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share (2)	or Programs (1)	Programs (1) (2)
November 25, 2012 — December 22, 2012	1,326,400	$58.38	1,326,400	$2,645,688,672
December 23, 2012 - January 19, 2013	1,655,900	$56.14	1,655,900	$2,552,729,759
January 20, 2013 - March 2, 2013	2,316,700	$58.10	2,316,700	$2,418,133,888
Total	5,299,000	$57.56	5,299,000	$2,418,133,888

(1) Between December 2004 and December 2012, the Company’s Board of Directors authorized, through share repurchase programs, the repurchase of $7.450 billion of its shares of common stock. The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. Shares purchased indicated in this table also include the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

(2) Excludes brokerage commissions paid by the Company.

Stock Price Performance Graph

The graph shown below compares the performance of the Company’s common stock with that of the S&P 500 Index, the S&P Specialty Retail Index and the S&P Retail Composite Index over the same period (assuming the investment of $100 in the Company’s common stock and each of the three Indexes on March 1, 2008, and the reinvestment of dividends, if any).

ITEM 6 — SELECTED FINANCIAL DATA

Consolidated Selected Financial Data	Fiscal Year Ended (1)
(in thousands, except per share	March 2,		February 25,	February 26,	February 27,	February 28,
and selected operating data)	2013 (2)		2012	2011	2010	2009

Statement of Earnings Data:

Net sales	$10,914,585		$9,499,890	$8,758,503	$7,828,793	$7,208,340

Gross profit	4,388,755		3,930,933	3,622,929	3,208,119	2,873,236

Operating profit	1,638,218		1,568,369	1,288,458	980,687	673,896

Net earnings	1,037,788		989,537	791,333	600,033	425,123

Net earnings per share - Diluted	$4.56		$4.06	$3.07	$2.30	$1.64

Selected Operating Data:

Number of stores open (at period end)	1,471		1,173	1,139	1,100	1,037

Total square feet of store space (at period end)	42,030,000		36,125,000	35,055,000	33,740,000	32,050,000

Percentage increase (decrease) in comparable store sales	2.7%		5.9%	7.8%	4.4%	(2.4)%

Comparable store net sales (in 000’s)	$9,819,904		$9,157,183	$8,339,112	$7,409,203	$6,746,472

Number of comparable stores	1,122		1,076	1,013	942	874

Balance Sheet Data (at period end):

Working capital	$2,232,275		$2,803,809	$2,751,398	$2,413,791	$1,609,831

Total assets	6,279,952		5,724,546	5,646,193	5,152,130	4,268,843

Long-term sale/leaseback and capital lease obligations	108,364	(5)	—	—	—	—

Long-term debt	—		—	—	—	—

Shareholders’ equity (3) (4)	$4,079,730		$3,922,528	$3,931,659	$3,652,904	$3,000,454

(1) Each fiscal year represents 52 weeks, except for fiscal 2012 (ended March 2, 2013) which represents 53 weeks.

(2) The Company acquired Linen Holdings, LLC. on June 1, 2012 and Cost Plus, Inc. on June 29, 2012.

(3) The Company has not declared any cash dividends in any of the fiscal years noted above.

(4) In fiscal 2012, 2011, 2010, 2009 and 2008, the Company repurchased approximately $1.001 billion, $1.218 billion, $688 million, $95 million and $48 million of its common stock, respectively.

(5) As a result of the Cost Plus, Inc. acquisition, the Company assumed two sale/leaseback and various capital lease obligations.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) operates a chain of 1,471 retail stores under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops or andThat! (collectively, “CTS”), Harmon or Harmon Face Values (collectively, “Harmon”), buybuy BABY and World Market or Cost Plus World Market (collectively, “World Market”).  The Company includes Linen Holdings, a distributor of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, food service, healthcare and other industries. (See “Acquisitions,” Note 2 in the consolidated financial statements for the acquisitions of World Market and Linen Holdings). Additionally, the Company is a partner in a joint venture which operates three retail stores in Mexico under the name Bed Bath & Beyond.  The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales.  The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under U.S. generally accepted accounting principles and therefore is not a reportable segment.

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

The Company’s strategy is to achieve this objective through excellent customer service, an extensive breadth, depth and differentiated assortment, everyday low prices and introduction of new merchandising offerings, supported by the continuous development and improvement of its infrastructure.

Operating in the highly competitive retail industry, the Company, along with other retail companies, is influenced by a number of factors including, but not limited to, general economic conditions including the housing market, relatively high unemployment and historically high commodity prices; the overall macroeconomic environment and related changes in the retailing environment; consumer preferences and spending habits; unusual weather patterns and natural disasters; competition from existing and potential competitors; evolving technology; and the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s expansion program. The Company cannot predict whether, when or the manner in which these factors could affect the Company’s operating results.

The results of operations for the fiscal year ended March 2, 2013 include Linen Holdings since the date of acquisition on June 1, 2012 and World Market since the date of acquisition on June 29, 2012.

The following represents an overview of the Company’s financial performance for the periods indicated:

•                  Net sales in fiscal 2012 (fifty-three weeks) increased approximately 14.9% to $10.915 billion; net sales in fiscal 2011 (fifty-two weeks) increased approximately 8.5% to $9.500 billion over net sales of $8.759 billion in fiscal 2010 (fifty-two weeks).

•                  Comparable store sales for fiscal 2012 increased by approximately 2.7% as compared with an increase of approximately 5.9% in fiscal 2011 and an increase of approximately 7.8% in fiscal 2010.  Comparable store sales percentages are calculated based on an equivalent number of weeks in each annual period.

A store is considered a comparable store when it has been open for twelve full months following its grand opening period (typically four to six weeks). Stores relocated or expanded are excluded from comparable store sales if the change in square footage would cause meaningful disparity in sales over the prior period. In the case of a store to be closed, such store’s sales are not considered comparable once the store closing process has commenced. Linen Holdings is excluded from the comparable store sales calculations and will continue to be excluded on an ongoing basis as long as it does not meet the above definition of comparable store sales. World Market is excluded from the comparable store sales calculations for fiscal 2012, and will continue to be excluded from the comparable store sales calculations until after the anniversary of the acquisition.

•                  Gross profit for fiscal 2012 was $4.389 billion or 40.2% of net sales compared with $3.931 billion or 41.4% of net sales for fiscal 2011 and $3.623 billion or 41.4% of net sales for fiscal 2010.

•                  Selling, general and administrative expenses (“SG&A”) for fiscal 2012 were $2.751 billion or 25.2% of net sales compared with $2.363 billion or 24.9% of net sales for fiscal 2011 and $2.334 billion or 26.7% of net sales for fiscal 2010.

•                  The effective tax rate was 36.5%, 37.0% and 38.8% for fiscal years 2012, 2011 and 2010, respectively. The tax rate included discrete tax items of an approximate $26.7 million net benefit, $20.7 million net benefit and $0.9 million net expense, respectively, for fiscal 2012, 2011 and 2010.

•                  For the fiscal year ended March 2, 2013 (fifty-three weeks), net earnings per diluted share were $4.56 ($1.038 billion), an increase of approximately 12%, as compared with net earnings per diluted share of $4.06 ($989.5 million) for fiscal 2011 (fifty-two weeks), which was an increase of approximately 32% from net earnings per diluted share of $3.07 ($791.3 million) for fiscal 2010 (fifty-two weeks). For the fiscal year ended March 2, 2013, the increase in net earnings per diluted share is the result of the items described above, which includes an estimated $0.05 benefit related to the fifty-third week in fiscal year 2012 and the impact of the Company’s repurchases of its common stock. For the fiscal year ended February 25, 2012, the increase in net earnings per diluted share is the result of the items described above and the impact of the Company’s repurchases of its common stock.

During fiscal 2012, the Company made progress in many areas, such as: the completion of the relocation of the Company’s Farmingdale and Garden City, New York offices to its corporate headquarters in Union, New Jersey; the ongoing integration of the two fiscal 2012 acquisitions; enhancing the omni channel experience for its customers by replacing both back end and customer facing systems; the opening of a new distribution facility in Georgia; increasing the investment in people and systems to upgrade the Company’s data and analytics capabilities; and the commencement of the initial phase of a new information technology data center to enhance the Company’s disaster recovery capabilities and support its overall information technology systems.

Capital expenditures for fiscal 2012, 2011 and 2010 were $314.7 million, $243.4 million and $183.5 million, respectively. The Company remains committed to making the required investments in its infrastructure to help position the Company for continued growth and success. The Company continues to review and prioritize its capital needs while continuing to make investments, principally for new stores, existing store improvements, information technology enhancements, including omni channel capabilities, and other projects whose impact is considered important to its future.

During fiscal 2012, 2011 and 2010, the Company repurchased 16.1 million, 21.5 million and 15.9 million shares, respectively, of its common stock at a total cost of approximately $1.001 billion, $1.218 billion and $687.6 million, respectively.

The Company plans to continue to expand its operations and invest in its infrastructure to further its long term objectives. In fiscal 2013, the Company expects to open approximately 45 new stores with the possibility of some of these stores pushing into fiscal 2014. During fiscal 2012, the Company opened a total of 41 new stores and closed one store. Additionally, the Company acquired 258 World Market stores as of June 29, 2012.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (i) selected statement of earnings data of the Company expressed as a percentage of net sales and (ii) the percentage change in dollar amounts from the prior year in selected statement of earnings data:

	Fiscal Year Ended
	Percentage			Percentage Change
	of Net Sales			from Prior Year
	March 2,	February 25,	February 26,	March 2,	February 25,
	2013	2012	2011	2013	2012

Net sales	100.0%	100.0%	100.0%	14.9%	8.5%

Cost of sales	59.8	58.6	58.6	17.2	8.4

Gross profit	40.2	41.4	41.4	11.6	8.5

Selling, general and administrative expenses	25.2	24.9	26.7	16.4	1.2

Operating profit	15.0	16.5	14.7	4.5	21.7

Earnings before provision for income taxes	15.0	16.5	14.8	4.1	21.4

Net earnings	9.5	10.4	9.0	4.9	25.0

Net Sales

Net sales in fiscal 2012 (fifty-three weeks) increased $1.415 billion to $10.915 billion, representing an increase of 14.9% over $9.500 billion of net sales in fiscal 2011 (fifty-two weeks), which increased $741.4 million or 8.5% over the $8.759 billion of net sales in fiscal 2010 (fifty-two weeks). For fiscal 2012, approximately 58% of the increase in net sales was attributable to the inclusion of World Market and Linen Holdings since the date of each respective acquisition through the end of the fiscal fifty-second week, approximately 13% of the increase was attributable to the fifty-third week including World Market and Linen Holdings, approximately 18% was attributable to an increase in the Company’s comparable store sales and the remaining 11% of the increase was primarily attributable to an increase in the Company’s new store sales. For fiscal 2011, approximately 68.6% of the increase in net sales was attributable to an increase in the Company’s comparable store sales and the balance of the increase was primarily attributable to an increase in the Company’s new store sales.

For fiscal 2012, comparable store sales for 1,122 stores represented $9.820 billion of net sales; for fiscal 2011, comparable store sales for 1,076 stores represented $9.157 billion of net sales; and for fiscal 2010, comparable store sales for 1,013 stores represented $8.339 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. The increase in comparable store sales, which excludes World Market and Linen Holdings, was approximately 2.7% for fiscal 2012, as compared with an increase of approximately 5.9% for fiscal 2011. The increase in comparable store sales for fiscal 2012 was due to an increase in the average transaction amount partially offset by a decrease in the number of transactions. The increase in comparable store sales for fiscal 2011 was due to increases in both the number of transactions and the average transaction amount. Comparable store sales percentages are calculated based on an equivalent number of weeks for each annual period.

Sales of domestics merchandise accounted for approximately 39%, 40% and 41% of net sales in fiscal 2012, 2011 and 2010, respectively, of which the Company estimates that bed linens accounted for approximately 12% of net sales in fiscal 2012, 2011 and 2010, respectively. The remaining net sales in fiscal 2012, 2011 and 2010 of 61%, 60% and 59%, respectively, represented sales of home furnishings. No other individual product category accounted for 10% or more of net sales during fiscal 2012, 2011 or 2010.

Gross Profit

Gross profit in fiscal 2012, 2011 and 2010 was $4.389 billion or 40.2% of net sales, $3.931 billion or 41.4% of net sales and $3.623 billion or 41.4% of net sales, respectively. The decrease in the gross profit margin as a percentage of net sales between fiscal 2012 and 2011 was primarily attributed to an increase in coupons, due to increases in both the redemption and the average coupon amount, and a shift in the mix of merchandise sold to lower margin categories. The gross profit margin as a percentage of net sales for fiscal 2011 included a reduction in markdowns, offset by an increase in inventory acquisition costs and a shift in the mix of merchandise sold to lower margin categories.

Selling, General and Administrative Expenses

SG&A was $2.751 billion or 25.2% of net sales in fiscal 2012, $2.363 billion or 24.9% of net sales in fiscal 2011 and $2.334 billion or 26.7% of net sales in fiscal 2010. The increase in SG&A between fiscal 2012 and 2011 as a percentage of net sales was primarily due to a relative increase in advertising expenses. As a percentage of net sales, the relative increase in advertising expenses was higher due to the inclusion of the financial results of the acquisitions completed in fiscal 2012. In addition, the fifty-third week has relatively higher SG&A than the year to date fifty-two weeks and increased SG&A by approximately 10 basis points. The decrease in SG&A between fiscal 2011 and 2010 as a percentage of net sales was primarily due to relative decreases in payroll and payroll-related items (including salaries and medical insurance), occupancy (including rent and depreciation), advertising and store expenses, all of which benefited from the increase in comparable store sales. In addition, advertising expenses as a percentage of net sales benefited from a reduction in the mailing of advertising pieces.

Operating Profit

Operating profit for fiscal 2012 was $1.638 billion or 15.0% of net sales, $1.568 billion or 16.5% of net sales in fiscal 2011 and $1.288 billion or 14.7% of net sales in fiscal 2010. The change in operating profit as a percentage of net sales between fiscal 2012 and 2011 was the result of the changes in gross profit margin and SG&A as a percentage of net sales as described above. The change in operating profit as a percentage of net sales between fiscal 2011 and 2010 was the result of the change in SG&A as a percentage of net sales as described above.

Interest (Expense) Income

Interest expense was $4.2 million in fiscal 2012 and interest income was $1.1 million and $4.5 million in fiscal 2011 and 2010, respectively. Interest expense for fiscal 2012 increased primarily due to the inclusion of interest expense related to the sale/leaseback obligations on the distribution facilities acquired as part of the fiscal 2012 acquisitions.

Income Taxes

The effective tax rate was 36.5% for fiscal 2012, 37.0% for fiscal 2011 and 38.8% for fiscal 2010. For fiscal 2012, the tax rate included an approximate $26.7 million net benefit primarily due to the recognition of favorable discrete state tax items. For fiscal 2011, the tax rate included an approximate $20.7 million net benefit primarily due to the settlement of certain discrete tax items from on-going examinations, the recognition of favorable discrete state tax items and from changing the blended state tax rate of deferred income taxes. For fiscal 2010, the tax rate included an approximate $0.9 million net expense primarily due to the recognition of certain discrete tax items, partially offset by the changing of the blended state tax rate of deferred income taxes.

The Company expects continued volatility in the effective tax rate from year to year because the Company is required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions. In the 21-year period from the beginning of fiscal 1992 to the end of fiscal 2012, the chain has grown from 34 to 1,471 stores, including the 264 World Market stores (258 stores were acquired on June 29, 2012). Total square footage grew from approximately 0.9 million square feet at the beginning of fiscal 1992 to approximately 42.0 million square feet at the end of fiscal 2012, including the 264 World Market stores. During fiscal 2012, the Company opened a total of 41 new stores and closed one store, all of which resulted in the aggregate addition of approximately 5.9 million square feet of store space, including approximately 4.8 million square feet of store space for the 258 World Market stores acquired on June 29, 2012. Additionally, the Company is a partner in a joint venture which opened one store during fiscal 2012 and as of March 2, 2013, operated a total of three retail stores in Mexico under the name Bed Bath & Beyond.

During fiscal 2012, the Company acquired Linen Holdings and World Market.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long term objectives. In fiscal 2013, the Company expects to open approximately 45 new stores with the possibility of some of these stores pushing into fiscal 2014. The continued growth of the Company is dependent, in part, upon the Company’s ability to execute its expansion program successfully. During fiscal 2012, the Company completed the relocation of its Farmingdale and Garden City, New York offices to its corporate headquarters in Union, New Jersey, which the Company believes improves the communication, collaboration, coordination and execution across all concepts, activities and platforms.

LIQUIDITY AND CAPITAL RESOURCES

The Company has been able to finance its operations, including its expansion program, entirely through internally generated funds. For fiscal 2013, the Company believes that it can continue to finance its operations, including its expansion program, share repurchase program and planned capital expenditures, entirely through existing and internally generated funds. The Company periodically reviews its alternatives with respect to optimizing its capital structure. Capital expenditures for fiscal 2013, principally for new stores, existing store improvements, information technology enhancements, including omni channel capabilities, and other projects are planned to be approximately $350.0 million, subject to the timing and composition of the projects. Some of the initiatives included in capital expenditures for fiscal 2013 are: enhancing the omni channel experience for its customers through replacing both back end and customer facing systems, upgrading the Company’s mobile sites and applications, enhancing network communications in the stores and implementing point of sale improvements; building, equipping and staffing a new information technology data center to enhance disaster recovery capabilities and to support the Company’s ongoing technology initiatives; and retrofitting energy saving equipment in the stores.

Fiscal 2012 compared to Fiscal 2011

Net cash provided by operating activities in fiscal 2012 was $1.193 billion, compared with $1.225 billion in fiscal 2011. Year over year, the Company experienced an increase in cash used by the net components of working capital (primarily merchandise inventories, other current assets and accrued expenses and other current liabilities, partially offset by accounts payable and income taxes payable) and an increase in net earnings.

Retail inventory at cost per square foot was $58.12 as of March 2, 2013, as compared to $57.35 as of February 25, 2012.

Net cash used in investing activities in fiscal 2012 was $665.8 million, compared with $364.0 million in fiscal 2011. In fiscal 2012, net cash used in investing activities was due to payments of $643.1 million related to the World Market and Linen Holdings acquisitions, $314.7 million for capital expenditures and $40.0 million for the acquisition of trademarks, partially offset by redemptions of $332.0 million of investment securities, net of purchases. In fiscal 2011, net cash used in investing activities was due to $243.4 million of capital expenditures and $120.6 million of purchases of investment securities, net of redemptions.

Net cash used in financing activities for fiscal 2012 was $965.4 million, compared with $1.042 billion in fiscal 2011. The decrease in net cash used was primarily due to a decrease in common stock repurchases of $216.7 million, partially offset by a $114.7 million decrease in cash proceeds from the exercise of stock options and a $25.5 million payment for a credit facility assumed in acquisition.

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

Auction Rate Securities

As of March 2, 2013, the Company held approximately $49.0 million of net investments in auction rate securities. Beginning in mid-February 2008, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies. As of March 2, 2013, these securities had a temporary valuation adjustment of approximately $2.0 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings for fiscal 2012.

During fiscal 2012, approximately $8.5 million of auction rate securities were redeemed at par and approximately $24.3 million were tendered at a price of approximately 95% of par value, for which the Company incurred a realized loss of approximately $1.1 million included within interest (expense) income, net in the consolidated statement of earnings for fiscal 2012. Prior to these tenders, all redemptions of these securities had been at par. The Company will continue to monitor the market for these securities and will expense any permanent changes to the value of the remaining securities, if any, as they occur.

The Company does not anticipate that any continuing lack of liquidity in its auction rate securities will affect its ability to finance its operations, including its expansion program, share repurchase program, and planned capital expenditures. The Company continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. These investments will remain primarily classified as non-current assets until the Company has better visibility as to when their liquidity will be restored. The classification and valuation of these securities will continue to be reviewed quarterly.

Other Fiscal 2012 Information

At March 2, 2013, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of September 1, 2013 and February 28, 2014, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During fiscal 2012, the Company did not have any direct borrowings under the uncommitted lines of credit. As of March 2, 2013, there was approximately $11.6 million of outstanding letters of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates. In addition, as of March 2, 2013, the Company maintained unsecured standby letters of credit of $76.2 million, primarily for certain insurance programs.

Between December 2004 and December 2012, the Company’s Board of Directors authorized, through share repurchase programs, the repurchase of $7.450 billion of the Company’s common stock.

Since 2004 through the end of fiscal 2012, the Company has repurchased approximately $5.0 billion of its common stock through share repurchase programs. The Company has approximately $2.4 billion remaining of authorized share repurchases as of March 2, 2013. The execution of the Company’s share repurchase program will consider current business and market conditions.

The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

The Company has contractual obligations consisting mainly of operating leases for stores, offices, distribution facilities and equipment, purchase obligations, long-term sale/leaseback and capital lease obligations and other long-term liabilities which the Company is obligated to pay as of March 2, 2013 as follows:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating Lease Obligations (1)	$3,353,145	$561,104	$971,468	$727,632	$1,092,941
Purchase Obligations (2)	969,151	969,151	—	—	—
Long-term sale/leaseback and capital lease obligations(3)	352,262	9,877	19,689	19,921	302,775
Other long-term liabilities (4)	456,648	—	—	—	—

Total Contractual Obligations	$5,131,206	$1,540,132	$991,157	$747,553	$1,395,716

(1)  The amounts presented represent the future minimum lease payments under non-cancelable operating leases. In addition to minimum rent, certain of the Company’s leases require the payment of additional costs for insurance, maintenance and other costs.  These additional amounts are not included in the table of contractual commitments as the timing and/or amounts of such payments are not known.  As of March 2, 2013, the Company has leased sites for 31 locations planned for opening in fiscal 2013 or 2014, for which aggregate minimum rental payments over the term of the leases are approximately $140.1 million and are included in the table above.

(2)  Purchase obligations primarily consist of purchase orders for merchandise.

(3)  Long-term sale/leaseback and capital lease obligations represent future minimum lease payments under the sale/leaseback agreements and capital lease agreements, acquired through the World Market acquisition.

(4)  Other long-term liabilities are primarily comprised of income taxes payable, deferred rent, workers’ compensation and general liability reserves and various other accruals and are recorded as Deferred Rent and Other Liabilities and Income Taxes Payable in the Consolidated Balance Sheet as of March 2, 2013.  The amounts associated with these other long-term liabilities have been reflected only in the Total Column in the table above as the timing and/or amount of any cash payment is uncertain.

SEASONALITY

The Company’s sales exhibit seasonality with sales levels generally higher in the calendar months of August, November and December, and generally lower in February.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to testing goodwill for impairment. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. During the fourth quarter of fiscal 2012, the Company adopted this guidance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued updated accounting guidance related to testing indefinite lived intangible assets for impairment. This guidance permits an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the annual impairment analysis. This guidance is effective for annual and interim indefinite lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. During the fourth quarter of fiscal 2012, the Company adopted this guidance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Inventory Valuation: Merchandise inventories are stated at the lower of cost or market. Inventory costs are primarily calculated using the weighted average retail inventory method.

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

Goodwill and Other Indefinite Lived Intangible Assets: The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. The Company has not historically recorded an impairment to its goodwill and other indefinite lived intangible assets. As of March 2, 2013, for goodwill related to the Institutional Sales operating segment and certain other indefinite lived intangible assets, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these indefinite lived intangible assets did not exceed its carrying value and concluded no such events or circumstances existed which would require an impairment test being performed. Additionally, the Company completed its annual impairment testing related to goodwill for the North American Retail operating segment, which is the reporting unit, and certain other indefinite lived intangible assets, not considered in the qualitative analysis, and determined that, as of March 2, 2013, no impairment existed because the fair value of these assets substantially exceeded their carrying values. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment, consumer preferences and spending habits; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; civil disturbances and terrorist attacks; unusual weather patterns and natural disasters; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise and other costs and expenses; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s expansion program; uncertainty in financial markets; disruptions to the Company’s information technology systems including but not limited to security breaches of the Company’s systems protecting consumer and employee information; reputational risk arising from the acts of third parties; changes to statutory, regulatory and legal requirements; new, or developments in existing, litigation, claims or assessments; changes to, or new, tax laws or interpretation of existing tax laws; changes to, or new, accounting standards including, without limitation, changes to lease accounting standards; and the integration of acquired businesses. The Company does not undertake any obligation to update its forward-looking statements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 2, 2013, the Company’s investments include cash and cash equivalents of approximately $565.0 million, short term investment securities of approximately $449.9 million and long term investment securities of approximately $77.3 million at weighted average interest rates of 0.01%, 0.09% and 0.18%, respectively.

As of March 2, 2013, the Company held approximately $49.0 million of net investments in auction rate securities. Beginning in mid-February 2008, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies. As of March 2, 2013, these securities had a temporary valuation adjustment of approximately $2.0 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings for fiscal 2012.

During fiscal 2012, approximately $8.5 million of auction rate securities were redeemed at par and approximately $24.3 million were tendered at a price of approximately 95% of par value, for which the Company incurred a realized loss of approximately $1.1 million included within interest (expense) income, net in the consolidated statement of earnings for fiscal 2012. Prior to these tenders, all redemptions of these securities had been at par. The Company will continue to monitor the market for these securities and will expense any permanent changes to the value of the remaining securities, if any, as they occur.

The Company does not anticipate that any continuing lack of liquidity in its auction rate securities will affect its ability to finance its operations, including its expansion program, share repurchase program, and planned capital expenditures. The Company continues to monitor efforts by the financial markets to find alternative means for restoring the liquidity of these investments. These investments will remain primarily classified as non-current assets until the Company has better visibility as to when their liquidity will be restored. The classification and valuation of these securities will continue to be reviewed quarterly.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

1)	Consolidated Balance Sheets as of March 2, 2013 and February 25, 2012

2)	Consolidated Statements of Earnings for the fiscal years ended March 2, 2013, February 25, 2012 and February 26, 2011

3)	Consolidated Statements of Comprehensive Income for the fiscal years ended March 2, 2013, February 25, 2012 and February 26, 2011

4)	Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 2, 2013, February 25, 2012 and February 26, 2011

5)	Consolidated Statements of Cash Flows for the fiscal years ended March 2, 2013, February 25, 2012 and February 26, 2011

6)	Notes to Consolidated Financial Statements

7)	Reports of Independent Registered Public Accounting Firm

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	March 2,	February 25,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$564,971	$1,003,166
Short term investment securities	449,933	756,389
Merchandise inventories	2,466,214	2,071,890
Other current assets	386,367	311,494

Total current assets	3,867,485	4,142,939

Long term investment securities	77,325	95,785
Property and equipment, net	1,466,667	1,198,255
Goodwill	483,518	198,749
Other assets	384,957	88,818

Total assets	$6,279,952	$5,724,546

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$913,365	$752,064
Accrued expenses and other current liabilities	393,094	329,174
Merchandise credit and gift card liabilities	251,481	209,646
Current income taxes payable	77,270	48,246

Total current liabilities	1,635,210	1,339,130

Deferred rent and other liabilities	484,868	339,266
Income taxes payable	80,144	123,622

Total liabilities	2,200,222	1,802,018

Commitments and contingencies

Shareholders’ equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—
Common stock - $0.01 par value; authorized - 900,000 shares; issued 332,696 and 330,576 shares, respectively; outstanding 221,489 and 235,515 shares, respectively	3,327	3,306
Additional paid-in capital	1,540,451	1,417,337
Retained earnings	7,573,612	6,535,824
Treasury stock, at cost	(5,033,340)	(4,032,060)
Accumulated other comprehensive loss	(4,320)	(1,879)

Total shareholders’ equity	4,079,730	3,922,528

Total liabilities and shareholders’ equity	$6,279,952	$5,724,546

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

Bed Bath & Beyond Inc. and Subsidiaries

	FISCAL YEAR ENDED
	March 2,	February 25,	February 26,
(in thousands, except per share data)	2013	2012	2011

Net sales	$10,914,585	$9,499,890	$8,758,503

Cost of sales	6,525,830	5,568,957	5,135,574

Gross profit	4,388,755	3,930,933	3,622,929

Selling, general and administrative expenses	2,750,537	2,362,564	2,334,471

Operating profit	1,638,218	1,568,369	1,288,458

Interest (expense) income, net	(4,159)	1,119	4,520

Earnings before provision for income taxes	1,634,059	1,569,488	1,292,978

Provision for income taxes	596,271	579,951	501,645

Net earnings	$1,037,788	$989,537	$791,333

Net earnings per share - Basic	$4.62	$4.12	$3.11
Net earnings per share - Diluted	$4.56	$4.06	$3.07

Weighted average shares outstanding - Basic	224,623	240,016	254,297
Weighted average shares outstanding - Diluted	227,723	243,890	258,079

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

Bed Bath & Beyond Inc. and Subsidiaries

	FISCAL YEAR ENDED
	March 2,	February 25,	February 26,
(in thousands)	2013	2012	2011

Net earnings	$1,037,788	$989,537	$791,333

Other comprehensive (loss) income:

Change in temporary impairment of auction rate securities, net of taxes	1,017	(297)	(663)
Pension adjustment, net of taxes	146	(4,596)	343
Currency translation adjustment	(3,604)	(2,086)	4,692

Other comprehensive (loss) income	(2,441)	(6,979)	4,372

Comprehensive income	$1,035,347	$982,558	$795,705

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

Bed Bath & Beyond Inc. and Subsidiaries

	Common Stock		Additional Paid-	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	in Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at February 27, 2010	320,553	$3,206	$1,020,515	$4,754,954	(57,655)	$(2,126,499)	$728	$3,652,904

Net earnings				791,333				791,333

Other comprehensive (loss) income							4,372	4,372

Shares sold under employee stock option plans, net of taxes	3,804	38	125,058					125,096

Issuance of restricted shares, net	863	9	(9)					—

Stock-based compensation expense, net			45,465					45,465

Director fees paid in stock	2		94					94

Repurchase of common stock, including fees					(15,901)	(687,605)		(687,605)
Balance at February 26, 2011	325,222	3,253	1,191,123	5,546,287	(73,556)	(2,814,104)	5,100	3,931,659

Net earnings				989,537				989,537

Other comprehensive (loss) income							(6,979)	(6,979)

Shares sold under employee stock option plans, net of taxes	4,645	46	179,546					179,592

Issuance of restricted shares, net	706	7	(7)					—

Stock-based compensation expense, net			46,501					46,501

Director fees paid in stock	3		174					174

Repurchase of common stock, including fees					(21,505)	(1,217,956)		(1,217,956)
Balance at February 25, 2012	330,576	3,306	1,417,337	6,535,824	(95,061)	(4,032,060)	(1,879)	3,922,528

Net earnings				1,037,788				1,037,788

Other comprehensive (loss) income							(2,441)	(2,441)

Shares sold under employee stock option plans, net of taxes	1,489	15	74,323					74,338

Issuance of restricted shares, net	626	6	(6)					—

Stock-based compensation expense, net			48,520					48,520

Director fees paid in stock	5		277					277

Repurchase of common stock, including fees					(16,146)	(1,001,280)		(1,001,280)
Balance at March 2, 2013	332,696	$3,327	$1,540,451	$7,573,612	(111,207)	$(5,033,340)	$(4,320)	$4,079,730

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Bed Bath & Beyond Inc. and Subsidiaries

	FISCAL YEAR ENDED
(in thousands)	March 2, 2013	February 25, 2012	February 26, 2011

Cash Flows from Operating Activities:
Net earnings	$1,037,788	$989,537	$791,333
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	194,728	183,873	183,820
Stock-based compensation	47,163	45,223	44,276
Tax benefit from stock-based compensation	13,217	63	(3,453)
Deferred income taxes	17,600	30,238	(15,988)
Other	702	(1,622)	(1,757)
(Increase) decrease in assets, net of effect of acquisitions:
Merchandise inventories	(198,407)	(102,983)	(209,204)
Trading investment securities	(6,206)	(4,538)	(5,469)
Other current assets	(43,585)	24,948	(17,736)
Other assets	(9,685)	900	(2,899)
Increase (decrease) in liabilities, net of effect of acquisitions:
Accounts payable	105,251	31,582	102,307
Accrued expenses and other current liabilities	(26,412)	19,822	29,809
Merchandise credit and gift card liabilities	36,888	16,585	20,257
Income taxes payable	6,598	(37,392)	25,456
Deferred rent and other liabilities	17,350	29,048	46,655
Net cash provided by operating activities	1,192,990	1,225,284	987,407

Cash Flows from Investing Activities:
Purchase of held-to-maturity investment securities	(730,976)	(1,605,851)	(1,511,555)
Redemption of held-to-maturity investment securities	1,031,249	1,456,250	1,286,270
Redemption of available-for-sale investment securities	31,715	28,975	24,975
Redemption of trading investment securities	—	—	42,825
Capital expenditures	(314,682)	(243,374)	(183,474)
Payment for acquisitions, net of cash acquired	(643,098)	—	—
Payment for acquisition of trademarks	(40,000)	—	—
Net cash used in investing activities	(665,792)	(364,000)	(340,959)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	56,377	171,088	125,700
Excess tax benefit from stock-based compensation	5,021	5,163	2,944
Payment for credit facility assumed in acquisition	(25,511)	—	—
Repurchase of common stock, including fees	(1,001,280)	(1,217,956)	(687,605)
Net cash used in financing activities	(965,393)	(1,041,705)	(558,961)

Net (decrease) increase in cash and cash equivalents	(438,195)	(180,421)	87,487

Cash and cash equivalents:
Beginning of period	1,003,166	1,183,587	1,096,100
End of period	$564,971	$1,003,166	$1,183,587

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Bed Bath & Beyond Inc. and Subsidiaries

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

A.           Nature of Operations

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) operates a chain of retail stores under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops or andThat! (collectively, “CTS”), Harmon or Harmon Face Values (collectively, “Harmon”), buybuy BABY and World Market or Cost Plus World Market (collectively, “World Market”). The Company includes Linen Holdings, a distributor of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, food service, healthcare and other industries. Additionally, the Company is a partner in a joint venture which operates three retail stores in Mexico under the name Bed Bath & Beyond. The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings, consumables and certain juvenile products. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under U.S. generally accepted accounting principles and therefore is not a reportable segment.

B.             Fiscal Year

The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2012 represented 53 weeks and ended on March 2, 2013; fiscal 2011 and fiscal 2010 represented 52 weeks and ended on February 25, 2012 and February 26, 2011, respectively.

C.             Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company accounts for its investment in the joint venture under the equity method.

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

E.              Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within 5 business days, of $87.8 million and $67.1 million as of March 2, 2013 and February 25, 2012, respectively.

F.              Investment Securities

Investment securities consist primarily of U.S. Treasury Bills with remaining maturities of less than one year and auction rate securities, which are securities with interest rates that reset periodically through an auction process. The U.S. Treasury Bills are classified as short term held-to-maturity securities and are stated at their amortized cost which approximates fair value. Auction rate securities are classified as available-for-sale and are stated at fair value, which had historically been consistent with cost or par value due to interest rates which reset periodically, typically every 7, 28 or 35 days. As a result, there generally were no cumulative gross unrealized holding gains or losses relating to these auction rate securities. However, beginning in mid-February 2008 due to market conditions, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities, and affect their estimated fair values at March 2, 2013 and February 25, 2012, but do not affect the underlying collateral of the securities. (See “Fair Value Measurements,” Note 5 and “Investment Securities,” Note 6). All income from these investments is recorded as interest income.

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

G.             Inventory Valuation

Merchandise inventories are stated at the lower of cost or market. Inventory costs are primarily calculated using the weighted average retail inventory method.

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

The cost of maintenance and repairs is charged to earnings as incurred; significant renewals and betterments are capitalized. Maintenance and repairs amounted to $106.1 million, $85.8 million and $90.2 million for fiscal 2012, 2011 and 2010, respectively.

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

J.                Goodwill and Other Indefinite Lived Intangible Assets

The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available, including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. The Company has not historically recorded an impairment to its goodwill and other indefinite lived intangible assets. As of March 2, 2013, for goodwill related to the Institutional Sales operating segment and certain other indefinite lived intangible assets, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these indefinite lived intangible assets did not exceed its carrying value and concluded no such events or circumstances existed which would require an impairment test being performed. Additionally, the Company completed its annual impairment testing of goodwill for the North American Retail operating segment, which is the reporting unit, and other indefinite lived intangible assets, not considered in the qualitative analysis, and determined that, as of March 2, 2013, no impairment existed because the fair value of these assets substantially exceeded their carrying values. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

Included within other assets in the accompanying consolidated balance sheets as of March 2, 2013 and February 25, 2012 are $291.4 million and $30.9 million, respectively, for indefinite lived tradenames and trademarks.

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

L.              Deferred Rent

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the term of the lease beginning as of the date the Company obtained possession of the leased premises. Deferred rent amounted to $80.2 million and $77.9 million as of March 2, 2013 and February 25, 2012, respectively.

Cash or lease incentives (“tenant allowances”) received pursuant to certain store leases are recognized on a straight-line basis as a reduction to rent over the lease term. The unamortized portion of tenant allowances is included in deferred rent and other liabilities. The unamortized portion of tenant allowances amounted to $126.1 million and $120.1 million as of March 2, 2013 and February 25, 2012, respectively.

M.        Treasury Stock

Between December 2004 and December 2012, the Company’s Board of Directors authorized, through share repurchase programs, the repurchase of $7.450 billion of the Company’s common stock.

During fiscal 2012, the Company repurchased approximately 16.1 million shares of its common stock at a total cost of approximately $1.001 billion. During fiscal 2011, the Company repurchased approximately 21.5 million shares of its common stock at a total cost of approximately $1.218 billion. During fiscal 2010, the Company repurchased approximately 15.9 million shares of its common stock at a total cost of approximately $687.6 million. The Company has approximately $2.4 billion remaining of authorized share repurchases as of March 2, 2013.

The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

N.            Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable and certain other liabilities. The Company’s investment securities consist primarily of U.S. Treasury securities, which are stated at amortized cost, and auction rate securities, which are stated at their approximate fair value. The book value of all financial instruments is representative of their fair values (See “Fair Value Measurements,” Note 5).

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

Q.            Vendor Allowances

The Company receives allowances from vendors in the normal course of business for various reasons including direct cooperative advertising, purchase volume and reimbursement for other expenses. Annual terms for each allowance include the basis for earning the allowance and payment terms, which vary by agreement. All vendor allowances are recorded as a reduction of inventory cost, except for direct cooperative advertising allowances which are specific, incremental and identifiable. The Company recognizes purchase volume allowances as a reduction of the cost of inventory in the quarter in which milestones are achieved. Advertising costs were reduced by direct cooperative allowances of $19.8 million, $19.5 million and $17.6 million for fiscal 2012, 2011 and 2010, respectively.

R.             Store Opening, Expansion, Relocation and Closing Costs

Store opening, expansion, relocation and closing costs, including markdowns, asset residual values and projected occupancy costs, are charged to earnings as incurred.

S.              Advertising Costs

Expenses associated with direct response advertising are expensed over the period during which the sales are expected to occur, generally four to seven weeks, and all other expenses associated with store advertising are charged to earnings as incurred. Net advertising costs amounted to $250.6 million, $192.5 million and $198.3 million for fiscal 2012, 2011 and 2010, respectively.

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

Stock-based awards of approximately 1.2 million, 0.9 million and 1.5 million shares were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive for fiscal 2012, 2011 and 2010, respectively.

W.        Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to testing goodwill for impairment. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. During the fourth quarter of fiscal 2012, the Company adopted this guidance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued updated accounting guidance related to testing indefinite lived intangible assets for impairment. This guidance permits an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the annual impairment analysis. This guidance is effective for annual and interim indefinite lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. During the fourth quarter of fiscal 2012, the Company adopted this guidance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

2.     ACQUISITIONS

On June 1, 2012, the Company acquired Linen Holdings, LLC (“Linen Holdings”), a distributor of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, food service, healthcare and other industries, for an aggregate purchase price of approximately $108.1 million. The preliminary purchase price includes approximately $24.0 million for tradenames and approximately $40.8 million for goodwill. Linen Holdings is included within the Institutional Sales operating segment. The Company is in the process of finalizing the valuation of certain assets acquired and liabilities assumed; thus, the amounts are subject to change until the anniversary of the acquisition.

Since the date of acquisition, the results of Linen Holdings’ operations, which are not material, have been included in the Company’s results of operations for the fiscal year ended March 2, 2013.

On June 29, 2012, the Company acquired Cost Plus, Inc. (“World Market”), a retailer selling a wide range of home decorating items, furniture, gifts, holiday and other seasonal items, and specialty food and beverages, for an aggregate purchase price of approximately $560.5 million, including the payment of assumed borrowings of $25.5 million under a credit facility. The acquisition was consummated by a wholly owned subsidiary of the Company through a tender offer and merger, pursuant to which the Company acquired all of the outstanding shares of common stock of World Market. World Market is included within the North American Retail operating segment.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing the valuation of certain assets acquired and liabilities assumed; thus, the amounts below are subject to change until the anniversary of the acquisition.

(in millions)	As of June 29, 2012

Current assets	$222.0
Property and equipment and other non-current assets	135.8
Intangible assets	211.6
Goodwill	244.0
Total assets acquired	813.4

Accounts payable and other liabilities	(252.9)
Borrowings under credit facility	(25.5)
Total liabilities acquired	(278.4)

Total net assets acquired	$535.0

Included within intangible assets above is approximately $196.5 million for tradenames, which is not subject to amortization. The tradenames and goodwill are not expected to be deductible for tax purposes.

Since the date of acquisition, the results of World Market’s operations, which are not material, have been included in the Company’s results of operations for the fiscal year ended March 2, 2013 and no proforma disclosure of financial information has been presented.

3.              PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(in thousands)	March 2, 2013	February 25, 2012

Land and buildings	$488,602	$316,953
Furniture, fixtures and equipment	1,068,786	960,565
Leasehold improvements	1,099,991	1,024,954
Computer equipment and software	613,087	504,641
	3,270,466	2,807,113

Less: Accumulated depreciation	(1,803,799)	(1,608,858)
Property and equipment, net	$1,466,667	$1,198,255

4.              LINES OF CREDIT

At March 2, 2013, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of September 1, 2013 and February 28, 2014, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During fiscal 2012 and 2011, the Company did not have any direct borrowings under the uncommitted lines of credit. As of March 2, 2013, there was approximately $11.6 million of outstanding letters of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates. In addition, as of March 2, 2013, the Company maintained unsecured standby letters of credit of $76.2 million, primarily for certain insurance programs. As of February 25, 2012, there was approximately $8.5 million of outstanding letters of credit and approximately $61.3 million of outstanding unsecured standby letters of credit, primarily for certain insurance programs.

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

As of March 2, 2013, the Company’s financial assets utilizing Level 1 inputs include long term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 6).

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

Valuation techniques used by the Company must be consistent with at least one of the three possible approaches: the market approach, income approach and/or cost approach. The Company’s Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. The Company’s Level 3 valuations of auction rate securities, which had temporary valuation adjustments of approximately $2.0 million and $3.7 million as of March 2, 2013 and February 25, 2012, respectively, are based on the income approach, specifically, discounted cash flow analyses which utilize significant inputs based on the Company’s estimates and assumptions. As of March 2, 2013, the inputs used in the Company’s discounted cash flow analysis included current coupon rates of 0.18%, an estimated redemption period of 5 years and a discount rate of 0.99%. The discount rate was based on market rates for risk-free tax-exempt securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments. Assuming a higher discount rate, a longer estimated redemption period and lower coupon rates would result in a lower fair market value. Conversely, assuming a lower discount rate, a shorter estimated redemption period and higher coupon rates would result in a higher fair market value.

The following tables present the valuation of the Company’s financial assets as of March 2, 2013 and February 25, 2012, measured at fair value on a recurring basis by input level:

	As of March 2, 2013
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
Long term - available-for-sale securities:
Auction rate securities	$—	$49.0	$49.0
Long term - trading securities:
Nonqualified deferred compensation plan assets	28.3	—	28.3
Total	$28.3	$49.0	$77.3

	As of February 25, 2012
(in millions)	Quoted Prices (Level 1)	Significant (Level 3)	Total
Short term - available-for-sale securities:
Auction rate securities	$—	$6.5	$6.5
Long term - available-for-sale securities:
Auction rate securities	$—	$73.7	$73.7
Long term - trading securities:
Nonqualified deferred compensation plan assets	22.1	—	22.1
Total	$22.1	$80.2	$102.3

The following table presents the changes in the Company’s financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Auction Rate Securities
Balance on February 25, 2012, net of temporary valuation adjustment	$80.2
Change in temporary valuation adjustment included in accumulated other comprehensive loss	1.6
Realized loss included in earnings (1)	(1.1)
Redemptions	(31.7)
Balance on March 2, 2013, net of temporary valuation adjustment	$49.0

(1) None of the losses for the period that are included in earnings relate to assets still held on March 2, 2013.

6.              INVESTMENT SECURITIES

The Company’s investment securities as of March 2, 2013 and February 25, 2012 are as follows:

(in millions)	March 2, 2013	February 25, 2012
Available-for-sale securities:
Short term	$—	$6.5
Long term	49.0	73.7

Trading securities:
Long term	28.3	22.1

Held-to-maturity securities:
Short term	449.9	749.9
Total investment securities	$527.2	$852.2

Auction Rate Securities

As of March 2, 2013 and February 25, 2012, the Company’s available-for-sale investment securities represented approximately $51.0 million and approximately $83.9 million par value of auction rate securities, respectively, less temporary valuation adjustments of approximately $2.0 million and $3.7 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings. These securities at par are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200%. All of these available-for-sale investments carried triple-A credit ratings from one or more of the major credit rating agencies as of March 2, 2013 and February 25, 2012, and none of them are mortgage-backed debt obligations. As of March 2, 2013 and February 25, 2012, the Company’s available-for-sale investments have been in a continuous unrealized loss position for 12 months or more, however, the Company believes that the unrealized losses are temporary and reflect the investments’ current lack of liquidity. Due to their lack of liquidity, the Company classified approximately $49.0 million and $73.7 million of these investments as long term investment securities at March 2, 2013 and February 25, 2012, respectively. During fiscal 2012, approximately $8.5 million of these securities were redeemed at par and approximately $24.3 million were tendered at a price of approximately 95% of par value, for which the Company incurred a realized loss of approximately $1.1 million included within interest (expense) income, net in the consolidated statement of earnings for fiscal 2012.

U.S. Treasury Securities

As of March 2, 2013 and February 25, 2012, the Company’s short term held-to-maturity securities included approximately $449.9 million and approximately $749.9 million, respectively, of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation).

Long Term Trading Investment Securities

The Company’s long term trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $28.3 million and $22.1 million as of March 2, 2013 and February 25, 2012, respectively.

7.              PROVISION FOR INCOME TAXES

The components of the provision for income taxes are as follows:

	FISCAL YEAR ENDED
(in thousands)	March 2, 2013	February 25, 2012	February 26, 2011

Current:
Federal	$522,812	$475,280	$426,956
State and local	55,889	74,438	90,689
	578,701	549,718	517,645

Deferred:
Federal	15,710	28,695	(7,698)
State and local	1,860	1,538	(8,302)
	17,570	30,233	(16,000)
	$596,271	$579,951	$501,645

At March 2, 2013 and February 25, 2012, included in other current assets is a net current deferred income tax asset of $212.7 million and $209.4 million, respectively, and included in other assets is a net noncurrent deferred income tax asset of $36.0 million and $43.7 million, respectively. These amounts represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities consist of the following:

(in thousands)	March 2, 2013	February 25, 2012

Deferred tax assets:
Inventories	$33,699	$33,058
Deferred rent and other rent credits	82,123	78,292
Insurance	55,070	53,607
Stock-based compensation	33,486	37,633
Merchandise credits and gift card liabilities	22,683	12,376
Accrued expenses	81,069	80,012
Obligations on distribution centers	42,024	—
Net operating loss carryforwards and other tax credits	42,506	—
Other	57,129	47,422

Deferred tax liabilities:
Depreciation	(40,276)	(25,510)
Goodwill	(42,719)	(36,590)
Intangibles	(78,106)	—
Other	(39,957)	(27,228)
	$248,731	$253,072

At March 2, 2013, as a result of the World Market acquisition (See “Acquisitions,” Note 2), the Company has federal net operating loss carryforwards of $22.3 million (tax effected), which will begin expiring in 2025, state net operating loss carryforwards of $9.3 million (tax effected), which will expire between 2012 and 2031, California state enterprise zone credit carryforwards of $9.9 million (tax effected), which have no expiration dates but require taxable income in the enterprise zone to be realizable and other tax credits of $1.0 million (tax effected).

The Company has not established a valuation allowance for the net deferred tax asset as it is considered more likely than not that it is realizable through a combination of future taxable income and the deductibility of future net deferred tax liabilities.

The following table summarizes the activity related to the gross unrecognized tax benefits from uncertain tax positions:

(in thousands)	March 2, 2013	February 25, 2012

Balance at beginning of year	$124,963	$141,869

Increase related to current year positions	24,892	23,286
Increase related to prior year positions	1,183	12,533
Decrease related to prior year positions	(36,104)	(33,191)
Settlements	(15,670)	(17,822)
Lapse of statute of limitations	(1,372)	(1,712)

Balance at end of year	$97,892	$124,963

At March 2, 2013, the Company has recorded approximately $17.8 million and $80.1 million of gross unrecognized tax benefits in current and non-current taxes payable, respectively, on the consolidated balance sheet of which approximately $97.4 million would impact the Company’s effective tax rate. At February 25, 2012, the Company has recorded approximately $1.4 million and $123.6 million of gross unrecognized tax benefits in current and non-current taxes payable, respectively, on the consolidated balance sheet of which approximately $123.3 million would impact the Company’s effective tax rate. As of March 2, 2013 and February 25, 2012, the liability for gross unrecognized tax benefits included approximately $18.9 million and $27.1 million, respectively, of accrued interest. The Company recorded a decrease of interest of approximately $4.9 million and an increase of interest of approximately $2.3 million for the years ended March 2, 2013 and February 25, 2012, respectively, for gross unrecognized tax benefits in the consolidated statement of earnings.

The Company anticipates that any adjustments to gross unrecognized tax benefits which will impact income tax expense, due to the expiration of statutes of limitations, could be approximately $17.0 to $18.0 million in the next twelve months. However, actual results could differ from those currently anticipated.

As of March 2, 2013, the Company operated in all 50 states, the District of Columbia, Puerto Rico, Canada and several other international countries and files income tax returns in the United States and various state, local and international jurisdictions. The Company is currently under examination by the Internal Revenue Service for tax years 2009 through 2011. The Company is also open to examination for state and local jurisdictions with varying statutes of limitations, generally ranging from three to five years.

For fiscal 2012, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 2.93%, provision for uncertain tax positions of 0.07% and other income tax benefits of 1.50%. For fiscal 2011, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 2.90%, provision for uncertain tax positions of 0.23% and other income tax benefits of 1.13%. For fiscal 2010, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 2.77%, provision for uncertain tax positions of 1.86% and other income tax benefits of 0.83%.

8.              TRANSACTIONS AND BALANCES WITH RELATED PARTIES

In fiscal 2002, the Company had an interest in certain life insurance policies on the lives of its Co-Chairmen and their spouses. The Company’s interest in these policies was equivalent to the net premiums paid by the Company. The agreements relating to the Company’s interest in the life insurance policies on the lives of its Co-Chairmen and their spouses were terminated in fiscal 2003. Upon termination in fiscal 2003, the Co-Chairmen paid to the Company $5.4 million, representing the total amount of premiums paid by the Company under the agreements and the Company was released from its contractual obligation to make substantial future premium payments. In order to confer a benefit to its Co-Chairmen in substitution for the aforementioned terminated agreements, the Company has agreed to pay to the Co-Chairmen, at a future date, an aggregate amount of $4.2 million, which is included in accrued expenses and other current liabilities as of March 2, 2013 and February 25, 2012.

9.             LEASES

The Company leases retail stores, as well as distribution facilities, offices and equipment, under agreements expiring at various dates through 2041. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial in fiscal 2012, 2011 and 2010), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

As of March 2, 2013, future minimum lease payments under non-cancelable operating leases were as follows:

(in thousands)	Operating Leases
Fiscal Year:
2013	$561,104
2014	514,717
2015	456,751
2016	397,763
2017	329,869
Thereafter	1,092,941
Total future minimum lease payments	$3,353,145

Expenses for all operating leases were $536.1 million, $456.2 million and $442.2 million for fiscal 2012, 2011 and 2010, respectively.

As a result of the World Market acquisition on June 29, 2012 and in addition to the amounts disclosed above, the Company assumed various capital lease obligations. As of March 2, 2013, the capital lease obligations are approximately $4.4 million, for which the current and long-term portions are included within accrued expenses and other current liabilities and deferred rent and other liabilities, respectively, in the consolidated balance sheet. Monthly lease payments are accounted for as principal and interest payments. Interest expense for all capital leases was $0.4 million for fiscal 2012. The minimum capital lease payments, including interest, by fiscal year are: $1.1 million in fiscal 2013, $0.9 million in fiscal 2014, $0.8 million in fiscal 2015, $0.8 million in fiscal 2016, $0.7 million in fiscal 2017 and $3.2 million thereafter.

As a result of the World Market acquisition on June 29, 2012 and in addition to the amounts disclosed above, the Company assumed two sale/leaseback agreements and recorded financing obligations, which approximated the discounted fair value of the minimum lease payments, had a residual fair value at the end of the lease term and are being amortized over the term of the respective agreements, including option periods, of 32 and 35 years. As of March 2, 2013, the sale/leaseback financing obligations are approximately $105.9 million, for which the current and long-term portions are included within accrued expenses and other current liabilities and deferred rent and other liabilities, respectively, in the consolidated balance sheet. Monthly lease payments are accounted for as principal and interest payments (at approximate annual interest rates of 7.2% and 10.6%). These sale/leaseback financing obligations, excluding the residual fair value at the end of the lease term, mature as follows: $0.6 million in fiscal 2013, $0.6 million in fiscal 2014, $0.7 million in fiscal 2015, $0.7 million in fiscal 2016, $0.8 million in fiscal 2017 and $78.9 million thereafter.

10.       EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company has five defined contribution savings plans covering all eligible employees of the Company (“the Plans”). During fiscal 2011, a 401(k) savings plan was merged into one of the Plans. Participants of the Plans may defer annual pre-tax compensation subject to statutory and Plan limitations. In addition, a certain percentage of an employee’s contributions are matched by the Company and vest over a specified period of time, subject to certain statutory and Plan limitations. The Company’s match was approximately $10.9 million, $9.4 million and $8.6 million for fiscal 2012, 2011 and 2010, respectively, which was expensed as incurred.

Nonqualified Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan (“NQDC”) for the benefit of employees defined by the Internal Revenue Service as highly compensated. Participants of the NQDC may defer annual pre-tax compensation subject to statutory and plan limitations. In addition, a certain percentage of an employee’s contributions may be matched by the Company and vest over a specified period of time, subject to certain plan limitations. The Company’s match was approximately $0.5 million, $0.4 million and $0.4 million in fiscal 2012, 2011 and 2010, respectively, which was expensed as incurred.

Changes in the fair value of the trading securities related to the NQDC and the corresponding change in the associated liability are included within interest income and selling, general and administrative expenses respectively, in the consolidated statements of earnings. Historically, these changes have resulted in no impact to the consolidated statements of earnings.

Defined Benefit Plan

The Company has a non-contributory defined benefit pension plan for the CTS employees, hired on or before July 31, 2003, who meet specified age and length-of-service requirements. The benefits are based on years of service and the employee’s compensation near retirement. The Company recognizes the overfunded or underfunded status of the pension plan as an asset or liability in its statement of financial position and recognizes changes in the funded status in the year in which the changes occur. For the years ended March 2, 2013, February 25, 2012 and February 26, 2011, the net periodic pension cost was not material to the Company’s results of operations. The Company has a $14.4 million and $14.6 million liability, which is included in deferred rent and other liabilities as of March 2, 2013 and February 25, 2012, respectively. In addition, as of March 2, 2013 and February 25, 2012, the Company recognized a loss of $3.8 million, net of taxes of $2.5 million, and a loss of $3.9 million, net of taxes of $2.6 million, respectively, within accumulated other comprehensive loss.

11.  COMMITMENTS AND CONTINGENCIES

The Company maintains employment agreements with its Co-Chairmen, which extend through June 30, 2013. The agreements provide for a base salary (which may be increased by the Board of Directors), termination payments, postretirement benefits and other terms and conditions of employment. In addition, the Company maintains employment agreements with other executives which provide for severance pay and, in some instances, certain other supplemental retirement benefits.

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

12.       SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of $550.6 million, $568.6 million and $487.4 million in fiscal 2012, 2011 and 2010, respectively. In addition, the Company had interest payments of approximately $6.0 million in fiscal 2012. The amount of interest paid by the Company in fiscal 2011 was not material and the Company did not have any interest payments in fiscal 2010.

The Company recorded an accrual for capital expenditures of $37.0 million, $28.8 million and $17.8 million as of March 2, 2013, February 25, 2012 and February 26, 2011, respectively.

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

Stock-based compensation expense for the fiscal year ended March 2, 2013, February 25, 2012 and February 26, 2011 was approximately $47.2 million ($30.0 million after tax or $0.13 per diluted share), $45.2 million ($28.5 million after tax or $0.12 per diluted share) and approximately $44.3 million ($27.1 million after tax or $0.10 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for each of the years ended March 2, 2013 and February 25, 2012 was approximately $1.3 million.

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

The Company generally issues new shares for stock option exercises and restricted stock awards. As of March 2, 2013, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $23.5 million and $115.4 million, respectively, which is expected to be recognized over a weighted average period of 2.8 years and 3.6 years, respectively.

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

	FISCAL YEAR ENDED
Black-Scholes Valuation Assumptions (1)	March 2, 2013	February 25, 2012	February 26, 2011

Weighted Average Expected Life (in years) (2)	6.5	6.2	6.1
Weighted Average Expected Volatility (3)	31.07%	30.59%	33.70%
Weighted Average Risk Free Interest Rates (4)	1.14%	2.34%	2.56%
Expected Dividend Yield	—	—	—

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

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the fiscal year ended March 2, 2013 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	5,998	$38.96
Granted	503	68.57
Exercised	(1,489)	37.67
Forfeited or expired	(6)	37.38
Options outstanding, end of period	5,006	$42.32
Options exercisable, end of period	3,155	$38.20

The weighted average fair value for the stock options granted in fiscal 2012, 2011 and 2010 was $22.95, $19.65 and $17.05, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of March 2, 2013 was 3.5 years and $79.2 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of March 2, 2013 was 2.3 years and $59.1 million, respectively. The total intrinsic value for stock options exercised during fiscal 2012, 2011 and 2010 was $38.8 million, $101.5 million and $50.5 million, respectively.

Net cash proceeds from the exercise of stock options for fiscal 2012 were $56.4 million and the net associated income tax benefit was $18.2 million.

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

Changes in the Company’s restricted stock for the fiscal year ended March 2, 2013 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	4,421	$39.54
Granted	809	68.00
Vested	(984)	35.68
Forfeited	(183)	43.17
Unvested restricted stock, end of period	4,063	$45.98

14.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	FISCAL 2012 QUARTER ENDED				FISCAL 2011 QUARTER ENDED
(in thousands, except per share data)	May 26, 2012	August 25, 2012	November 24, 2012	March 2, 2013	May 28, 2011	August 27, 2011	November 26, 2011	February 25, 2012

Net sales	$2,218,292	$2,593,015	$2,701,801	$3,401,477	$2,109,951	$2,314,064	$2,343,561	$2,732,314
Gross profit	887,199	1,032,669	1,074,010	1,394,877	857,572	950,999	958,693	1,163,669
Operating profit	313,398	365,137	361,649	598,034	288,948	371,636	357,020	550,765
Earnings before provision for income taxes	312,342	365,406	358,527	597,784	289,500	369,764	356,418	553,806
Provision for income taxes	105,506	141,076	125,777	223,912	108,922	140,392	127,874	202,763
Net earnings	$206,836	$224,330	$232,750	$373,872	$180,578	$229,372	$228,544	$351,043
EPS-Basic (1)	$0.90	$0.99	$1.04	$1.70	$0.74	$0.94	$0.96	$1.50
EPS-Diluted (1)	$0.89	$0.98	$1.03	$1.68	$0.72	$0.93	$0.95	$1.48

(1) Net earnings per share (“EPS”) amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Bed Bath & Beyond Inc.:

We have audited the accompanying consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries as of March 2, 2013 and February 25, 2012, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended March 2, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bed Bath & Beyond Inc. and subsidiaries as of March 2, 2013 and February 25, 2012, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended March 2, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bed Bath & Beyond Inc.’s internal control over financial reporting as of March 2, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 30, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Short Hills, New Jersey
April 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Bed Bath & Beyond Inc.:

We have audited Bed Bath & Beyond Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of March 2, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting, appearing in Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 2, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Bed Bath & Beyond Inc. acquired Linen Holdings, LLC on June 1, 2012 and Cost Plus, Inc. on June 29, 2012 (the “Acquired Companies”), and management excluded from its assessment of the effectiveness of Bed Bath & Beyond Inc.’s internal control over financial reporting as of March 2, 2013, the Acquired Companies’ internal control over financial reporting associated with total assets of $839.1 million (of which $533.1 million represented goodwill and intangible assets included within the scope of the assessment) and total net sales of $840.4 million included in the consolidated financial statements of Bed Bath & Beyond Inc. as of and for the fiscal year ended March 2, 2013. Our audit of internal control over financial reporting of Bed Bath & Beyond Inc. also excluded an evaluation of the internal control over financial reporting of the Acquired Companies.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries as of March 2, 2013 and February 25, 2012, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows and the related financial statement schedule for each of the fiscal years in the three-year period ended March 2, 2013, and our report dated April 30, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Short Hills, New Jersey
April 30, 2013

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Based on their evaluation as of March 2, 2013, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of March 2, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Pursuant to the Securities and Exchange Commission’s guidance, a recently acquired business may be omitted from the scope of the assessment of the effectiveness of internal control over financial reporting in the year of acquisition, and therefore the recently acquired businesses, as described in Note 2 to the consolidated financial statements, have been excluded. Included in the consolidated financial statements, as of and for the fiscal year ended March 2, 2013, are total assets of the acquired businesses of approximately $839.1 million (of which $533.1 million represented goodwill and intangible assets included within the scope of the assessment) and total net sales of the acquired businesses of approximately $840.4 million.

Our management has concluded that, as of March 2, 2013, our internal control over financial reporting is effective based on these criteria.

(c) Attestation Report of the Independent Registered Public Accounting Firm

KPMG LLP issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 2, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)          Directors of the Company

Information relative to Directors of the Company is set forth under the section captioned “Election of Directors” in the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders (“the Proxy Statement”) and is incorporated herein by reference.

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

The following table provides certain information as of March 2, 2013 with respect to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)
Stock Options	4,922,910	42.36	26,319,558
Equity compensation plans not approved by shareholders (2)
Stock Options	82,760	39.66
Total (3)	5,005,670	42.32	26,319,558

(1)           These plans consist of the Company’s 1996, 1998 and 2000 Stock Option Plans and the 2012 Incentive Compensation Plan, which amended and restated the 2004 Incentive Compensation Plan. Upon the original adoption of the 2012 Incentive Compensation Plan in 2004 and pursuant to its terms, the common stock available under the Company’s 1996, 1998 and 2000 Stock Option Plans became available for issuance under the 2012 Incentive Compensation Plan.

(2)           This plan consists of the Company’s 2001 Stock Option Plan. Upon the original adoption of the 2012 Incentive Compensation Plan in 2004 and pursuant to its terms, the common stock available for issuance under the 2001 Stock Option Plan became available for issuance under the 2012 Incentive Compensation Plan and therefore has been approved by the shareholders.

(3)           Any shares of common stock that are subject to awards of options or stock appreciation rights under the 2012 Incentive Compensation Plan shall be counted against the aggregate number of shares of common stock that may be issued as one share for every share issued. Any shares of common stock that are subject to awards other than options or stock appreciation rights, including restricted stock awards, shall be counted against this limit as 2.20 shares for every share granted.

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

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)                Consolidated Financial Statements of Bed Bath & Beyond Inc. and subsidiaries are incorporated under Item 8 of this Form 10-K.

(a) (2)                Financial Statement Schedules

For the Fiscal Years Ended March 2, 2013, February 25, 2012 and February 26, 2011.

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
April 30, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Warren Eisenberg	Co-Chairman and Director	April 30, 2013
Warren Eisenberg

/s/ Leonard Feinstein	Co-Chairman and Director	April 30, 2013
Leonard Feinstein

/s/ Steven H. Temares	Chief Executive Officer	April 30, 2013
Steven H. Temares	and Director

/s/ Eugene A. Castagna	Chief Financial Officer and Treasurer	April 30, 2013
Eugene A. Castagna	(Principal Financial and Accounting
Officer)

/s/ Dean S. Adler	Director	April 30, 2013
Dean S. Adler

/s/ Stanley Barshay	Director	April 30, 2013
Stanley Barshay

/s/ Klaus Eppler	Director	April 30, 2013
Klaus Eppler

/s/ Patrick R. Gaston	Director	April 30, 2013
Patrick R. Gaston

/s/ Jordan Heller	Director	April 30, 2013
Jordan Heller

/s/ Victoria A. Morrison	Director	April 30, 2013
Victoria A. Morrison

Bed Bath & Beyond Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Fiscal Years Ended March 2, 2013, February 25, 2012 and February 26, 2011

(amounts in millions)

Column A	Column B	Column C	Column C	Column D	Column E
	Balance at	Additions	Additions	Adjustments	Balance at
	Beginning of	Charged to	Charged to	and/or	End of
Description	Period	Income	Other Accounts	Deductions	Period
Sales Returns and Allowance

Year Ended:
March 2, 2013	$37.6	$625.1	$—	$622.7	$40.0
February 25, 2012	32.4	593.4	—	588.2	37.6
February 26, 2011	29.0	545.7	—	542.3	32.4

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

10.39**	Performance-Based Form of Restricted Stock Agreement under 2012 Stock Incentive Plan

10.40**	Form of Stock Option Agreement under 2012 Stock Option Plan

10.41**	Notice of Amendment to Restricted Stock Agreements, dated on or before June 11, 2012

21**	Subsidiaries of the Company
Commission File No. 33-1

23**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This is a management contract or compensatory plan or arrangement.
**	Filed herewith.