Form 10-Q
period 2013-06-01
BED BATH & BEYOND INC
filed 2013-07-10
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 1, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at June 1, 2013
Common Stock - $0.01 par value	217,765,600

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	June 1, 2013	March 2, 2013

Assets
Current assets:
Cash and cash equivalents	$439,850	$564,971
Short term investment securities	481,804	449,933
Merchandise inventories	2,540,723	2,466,214
Other current assets	412,772	386,367

Total current assets	3,875,149	3,867,485

Long term investment securities	80,868	77,325
Property and equipment, net	1,469,757	1,466,667
Goodwill	486,279	483,518
Other assets	400,595	384,957

Total assets	$6,312,648	$6,279,952

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$977,297	$913,365
Accrued expenses and other current liabilities	367,116	393,094
Merchandise credit and gift card liabilities	262,945	251,481
Current income taxes payable	126,750	77,270

Total current liabilities	1,734,108	1,635,210

Deferred rent and other liabilities	493,674	484,868
Income taxes payable	79,815	80,144

Total liabilities	2,307,597	2,200,222

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	-	-

Common stock - $0.01 par value; authorized - 900,000 shares; issued 333,958 and 332,696 shares, respectively; outstanding 217,766 and 221,489 shares, respectively	3,340	3,327
Additional paid-in capital	1,589,393	1,540,451
Retained earnings	7,776,102	7,573,612
Treasury stock, at cost; 116,192 and 111,207 shares, respectively	(5,357,776)	(5,033,340)
Accumulated other comprehensive loss	(6,008)	(4,320)

Total shareholders' equity	4,005,051	4,079,730

Total liabilities and shareholders' equity	$6,312,648	$6,279,952

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per share data)
 (unaudited)

	Three Months Ended
	June 1, 2013	May 26, 2012

Net sales	$2,612,140	$2,218,292

Cost of sales	1,579,169	1,331,093

Gross profit	1,032,971	887,199

Selling, general and administrative expenses	709,870	573,801

Operating profit	323,101	313,398

Interest expense, net	(225)	(1,056)

Earnings before provision for income taxes	322,876	312,342

Provision for income taxes	120,386	105,506

Net earnings	$202,490	$206,836

Net earnings per share - Basic	$0.94	$0.90
Net earnings per share - Diluted	$0.93	$0.89

Weighted average shares outstanding - Basic	215,451	229,086
Weighted average shares outstanding - Diluted	218,335	232,683

See accompanying Notes to Consolidated Financial Statements.

 BED BATH & BEYOND INC. AND SUBSIDIARIES
 Consolidated Statements of Comprehensive Income
 (in thousands, unaudited)

	Three Months Ended
	June 1, 2013	May 26, 2012

Net earnings	$202,490	$206,836

Other comprehensive (loss) income:

Change in temporary impairment of auction rate securities, net of taxes	(222)	398
Pension adjustment, net of taxes	167	23
Currency translation adjustment	(1,633)	(3,023)

Other comprehensive loss	(1,688)	(2,602)

Comprehensive income	$200,802	$204,234

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended
	June 1, 2013	May 26, 2012

Cash Flows from Operating Activities:

Net earnings	$202,490	$206,836
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	52,697	43,410
Stock-based compensation	14,803	12,829
Tax benefit from stock-based compensation	10,213	11,445
Deferred income taxes	(17,229)	(10,558)
Other	(302)	(277)
Increase in assets, net of effect of acquisitions:
Merchandise inventories	(74,509)	(130,956)
Trading investment securities	(3,911)	(366)
Other current assets	(24,518)	(8,268)
Other assets	(3,898)	(2,190)
Increase (decrease) in liabilities, net of effect of acquisitions:
Accounts payable	73,497	119,886
Accrued expenses and other current liabilities	(22,018)	(12,346)
Merchandise credit and gift card liabilities	11,464	13,682
Income taxes payable	49,151	27,390
Deferred rent and other liabilities	4,566	1,845

Net cash provided by operating activities	272,496	272,362

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	(369,268)	(281,130)
Redemption of held-to-maturity investment securities	337,500	421,875
Redemption of available-for-sale investment securities	-	6,475
Capital expenditures	(64,966)	(70,788)

Net cash (used in) provided by investing activities	(96,734)	76,432

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	22,469	26,140
Excess tax benefit from stock-based compensation	1,084	3,360
Repurchase of common stock, including fees	(324,436)	(306,276)

Net cash used in financing activities	(300,883)	(276,776)

Net (decrease) increase in cash and cash equivalents	(125,121)	72,018

Cash and cash equivalents:

Beginning of period	564,971	1,003,166
End of period	$439,850	$1,075,184

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of June 1, 2013 and March 2, 2013 and the results of its operations, comprehensive income and cash flows for the three months ended June 1, 2013 and May 26, 2012, respectively.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by U.S. generally accepted accounting principles (“GAAP”). Reference should be made to Bed Bath & Beyond Inc.'s Annual Report on Form 10-K for the fiscal year ended March 2, 2013 for additional disclosures, including a summary of the Company's significant accounting policies, and to subsequently filed Forms 8-K.

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

As of June 1, 2013, the Company’s financial assets utilizing Level 1 inputs include long term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 4).

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

Valuation techniques used by the Company must be consistent with at least one of the three possible approaches: the market approach, income approach and/or cost approach. The Company’s Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. The Company’s Level 3 valuations of auction rate securities, which had temporary valuation adjustments of approximately $2.4 million and $2.0 million as of June 1, 2013 and March 2, 2013, respectively, are based on the income approach, specifically, discounted cash flow analyses which utilize significant inputs based on the Company’s estimates and assumptions. As of June 1, 2013, the inputs used in the Company’s discounted cash flow analysis included current coupon rates ranging from 0.20% to 0.25%, an estimated redemption period of 5 years and a discount rate of 1.21%. The discount rate was based on market rates for risk-free tax-exempt securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments. Assuming a higher discount rate, a longer estimated redemption period and lower coupon rates would result in a lower fair market value. Conversely, assuming a lower discount rate, a shorter estimated redemption period and higher coupon rates would result in a higher fair market value.

The following tables present the valuation of the Company’s financial assets as of June 1, 2013 and March 2, 2013, measured at fair value on a recurring basis by input level:

	As of June 1, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 3)	Total
Long term - available-for-sale securities:
Auction rate securities	$-	$48.6	$48.6
Long term - trading securities:
Nonqualified deferred compensation plan assets	32.2	-	32.2
Total	$32.2	$48.6	$80.8

	As of March 2, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs
(in millions)	(Level 1)	(Level 3)	Total
Long term - available-for-sale securities:
Auction rate securities	$-	$49.0	$49.0
Long term - trading securities:
Nonqualified deferred compensation plan assets	28.3	-	28.3
Total	$28.3	$49.0	$77.3

The following table presents the changes in the Company's financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Auction Rate Securities
Balance on March 2, 2013, net of temporary valuation adjustment	$49.0
Change in temporary valuation adjustment included in accumulated other comprehensive loss	(0.4)
Redemptions at par	-
Balance on June 1, 2013, net of temporary valuation adjustment	$48.6

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

3) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $88.1 million and $87.8 million as of June 1, 2013 and March 2, 2013, respectively.

4) Investment Securities

The Company’s investment securities as of June 1, 2013 and March 2, 2013 are as follows:

(in millions)	June 1, 2013	March 2, 2013
Available-for-sale securities:
Long term	$48.6	$49.0

Trading securities:
Long term	32.2	28.3

Held-to-maturity securities:
Short term	481.8	449.9
Total investment securities	$562.6	$527.2

Auction Rate Securities

As of June 1, 2013 and March 2, 2013, the Company’s available-for-sale investment securities represented approximately $51.0 million par value of auction rate securities, less temporary valuation adjustments of approximately $2.4 million and $2.0 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings. These securities at par are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200%. All of these available-for-sale investments carried triple-A credit ratings from one or more of the major credit rating agencies as of June 1, 2013 and March 2, 2013, and none of them are mortgage-backed debt obligations. As of June 1, 2013 and March 2, 2013, the Company’s available-for-sale investments have been in a continuous unrealized loss position for 12 months or more, however, the Company believes that the unrealized losses are temporary and reflect the investments’ current lack of liquidity. Due to their lack of liquidity, the Company classified approximately $48.6 million and $49.0 million of these investments as long term investment securities at June 1, 2013 and March 2, 2013, respectively.

U.S. Treasury Securities

As of June 1, 2013 and March 2, 2013, the Company’s short term held-to-maturity securities included approximately $481.8 million and approximately $449.9 million, respectively, of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation).

Long Term Trading Investment Securities

The Company’s long term trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $32.2 million and $28.3 million as of June 1, 2013 and March 2, 2013, respectively.

5) Property and Equipment

As of June 1, 2013 and March 2, 2013, included in property and equipment, net is accumulated depreciation and amortization of approximately $1.9 billion and $1.8 billion, respectively.

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

Stock-based compensation expense for the three months ended June 1, 2013 and May 26, 2012 was approximately $14.8 million ($9.3 million after tax or $0.04 per diluted share) and approximately $12.8 million ($8.5 million after tax or $0.04 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the three months ended June 1, 2013 and May 26, 2012 was approximately $0.4 million and $0.3 million, respectively.

Incentive Compensation Plans

The Company currently grants awards under the Bed Bath & Beyond 2012 Incentive Compensation Plan (the “2012 Plan”), which amended and restated the Bed Bath & Beyond 2004 Incentive Compensation Plan (the “2004 Plan”). The 2012 Plan includes an aggregate of 43.2 million common shares authorized for issuance. Outstanding awards that were covered by the 2004 Plan continue to be in effect under the 2012 Plan.

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

The Company generally issues new shares for stock option exercises and restricted stock awards. As of June 1, 2013, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $33.6 million and $153.2 million, respectively, which is expected to be recognized over a weighted average period of 3.4 years and 4.1 years, respectively.

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

	Three Months Ended
Black-Scholes Valuation Assumptions (1)	June 1, 2013	May 26, 2012

Weighted Average Expected Life (in years) (2)	6.6	6.5
Weighted Average Expected Volatility (3)	29.27%	31.06%
Weighted Average Risk Free Interest Rates (4)	1.11%	1.14%
Expected Dividend Yield	-	-

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
(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the three months ended June 1, 2013 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	5,006	$42.32
Granted	563	69.78
Exercised	(577)	38.92
Forfeited or expired	(2)	37.79
Options outstanding, end of period	4,990	$45.81
Options exercisable, end of period	3,195	$39.38

The weighted average fair value for the stock options granted during the first three months of fiscal 2013 and 2012 was $22.28 and $23.06, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of June 1, 2013 was 4.1 years and $113.4 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of June 1, 2013 was 2.9 years and $92.3 million, respectively. The total intrinsic value for stock options exercised during the first three months of fiscal 2013 and 2012 was $15.5 million and $21.8 million, respectively.

Net cash proceeds from the exercise of stock options for the first three months of fiscal 2013 were $22.5 million and the net associated income tax benefit was $11.3 million.

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

Changes in the Company’s restricted stock for the three months ended June 1, 2013 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	4,063	$45.98
Granted	706	69.54
Vested	(836)	38.32
Forfeited	(22)	53.79
Unvested restricted stock, end of period	3,911	$51.83

7) Shareholders’ Equity

Between December 2004 and December 2012, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $7.450 billion of its shares of common stock. The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company also purchases shares of its common stock to cover employee related taxes withheld on vested restricted stock awards. In the first three months of fiscal 2013, the Company repurchased approximately 5.0 million shares of its common stock for a total cost of approximately $324.4 million, bringing the aggregate total of common stock repurchased to approximately 116.2 million shares for a total cost of approximately $5.4 billion since the initial authorization in December 2004. The Company has approximately $2.1 billion remaining of authorized share repurchases as of June 1, 2013.

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

Stock-based awards for the three months ended June 1, 2013 of approximately 1.5 million and for the three months ended May 26, 2012 of approximately 1.0 million were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

9) Lines of Credit

At June 1, 2013, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of September 1, 2013 and February 28, 2014, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first three months of fiscal 2013, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

10) Supplemental Cash Flow Information

The Company paid income taxes of $76.7 million and $72.8 million in the first three months of fiscal 2013 and 2012, respectively. In addition, the Company had interest payments of approximately $2.4 million in the first three months of fiscal 2013. The amount of interest paid by the Company in the first three months of fiscal 2012 was not material.

The Company recorded an accrual for capital expenditures of $27.4 million and $23.1 million as of June 1, 2013 and May 26, 2012, respectively.

11) Acquisitions

On June 1, 2012, the Company acquired Linen Holdings, LLC (“Linen Holdings”), a distributor of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, food service, healthcare and other industries, for an aggregate purchase price of approximately $108.1 million. The purchase price includes approximately $24.0 million for tradenames and approximately $40.2 million for goodwill. Linen Holdings is included within the Institutional Sales operating segment. In the first quarter of fiscal 2013, the Company has finalized the valuation of assets acquired and liabilities assumed.

Since the date of acquisition, the results of Linen Holdings’ operations, which are not material, have been included in the Company’s results of operations.

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

In the first quarter of fiscal 2013, the Company has finalized the valuation of assets acquired and liabilities assumed. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

(in millions)	As of June 29, 2012

Current assets	$222.0
Property and equipment and other non-current assets	132.4
Intangible assets	211.6
Goodwill	247.4
Total assets acquired	813.4

Accounts payable and other liabilities	(252.9)
Borrowings under credit facility	(25.5)
Total liabilities acquired	(278.4)

Total net assets acquired	$535.0

Included within intangible assets above is approximately $196.5 million for tradenames, which is not subject to amortization. The tradenames and goodwill are not expected to be deductible for tax purposes.

Since the date of acquisition, the results of World Market’s operations, which are not material, have been included in the Company’s results of operations and no proforma disclosure of financial information has been presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) operates a chain of 1,478 retail stores under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops or andThat! (collectively, “CTS”), Harmon or Harmon Face Values (collectively, “Harmon”), buybuy BABY and World Market or Cost Plus World Market (collectively, “World Market”). The Company includes Linen Holdings, a distributor of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, food service, healthcare and other industries. (See Note 11 “Acquisitions” in the unaudited notes to the consolidated financial statements for information regarding the acquisitions of World Market and Linen Holdings). Additionally, the Company is a partner in a joint venture which operates three retail stores in Mexico under the name Bed Bath & Beyond.

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

The Company’s strategy is to achieve this objective through excellent customer service, an extensive breadth, depth and differentiated assortment and introduction of new merchandising offerings, supported by the continuous development and improvement of its infrastructure.

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

For fiscal 2013, the results of operations include Linen Holdings and World Market from the beginning of the fiscal year. For fiscal 2012, the results of operations include Linen Holdings since the date of acquisition on June 1, 2012 and World Market since the date of acquisition on June 29, 2012.

The following represents an overview of the Company’s financial performance for the periods indicated:

•	For the three months ended June 1, 2013, the Company’s net sales were $2.612 billion, an increase of approximately 17.8% as compared with the three months ended May 26, 2012.

•	Comparable store sales for the fiscal first quarter of 2013 increased by approximately 3.4% as compared with an increase of approximately 3.0% for the corresponding period last year.

A store is considered a comparable store when it has been open for twelve full months following its grand opening period (typically four to six weeks). Stores relocated or expanded are excluded from comparable store sales if the change in square footage would cause meaningful disparity in sales over the prior period. In the case of a store to be closed, such store’s sales are not considered comparable once the store closing process has commenced. Linen Holdings is excluded from the comparable store sales calculations and will continue to be excluded on an ongoing basis as long as it does not meet the above definition of comparable store sales. World Market is excluded from the comparable store sales calculations for the fiscal first quarter of 2013 and will be included commencing at the beginning of the fiscal third quarter of 2013.

•	Gross profit for the three months ended June 1, 2013 was $1.033 billion, or 39.5% of net sales, compared with $887.2 million, or 40.0% of net sales, for the three months ended May 26, 2012.

•
Selling, general and administrative expenses (“SG&A”) for the three months ended June 1, 2013 were $709.9 million, or 27.2% of net sales, compared with $573.8 million, or 25.9% of net sales, for the three months ended May 26, 2012.

•
The effective tax rate for the three months ended June 1, 2013 was 37.3% compared with 33.8% for the three months ended May 26, 2012. The tax rate included discrete items of an approximate $2.6 million net benefit and $14.6 million net benefit, respectively, for the three months ended June 1, 2013 and May 26, 2012.

•
For the three months ended June 1, 2013, net earnings per diluted share were $0.93 ($202.5 million), an increase of approximately 4.5%, as compared with net earnings per diluted share of $0.89 ($206.8 million) for the three months ended May 26, 2012. The increase in net earnings per diluted share for the three months ended June 1, 2013 is primarily the result of the impact of the Company’s repurchases of its common stock partially offset by the items described above.

During the three months ended June 1, 2013, the Company continued the integration of the two fiscal 2012 acquisitions as well as advancing initiatives such as: enhancing the omni channel experience for its customers by replacing both back end and customer facing systems; increasing the investment in people and systems to upgrade the Company’s data and analytics capabilities; the commencement of the initial phase of a new information technology data center to enhance the Company’s disaster recovery capabilities and support its overall information technology systems; and retrofitting energy saving equipment in the Company’s stores.

Capital expenditures for the three months ended June 1, 2013 and May 26, 2012 were $65.0 million and $70.8 million, respectively. The Company remains committed to making the required investments in its infrastructure to help position the Company for continued growth and success. The Company continues to review and prioritize its capital needs while continuing to make investments, principally for new stores, existing store improvements, information technology enhancements, including omni channel capabilities, and other projects whose impact is considered important to its future.

During the three months ended June 1, 2013 and May 26, 2012, the Company repurchased approximately 5.0 million and 4.6 million shares, respectively, of its common stock at a total cost of approximately $324.4 million and $306.3 million, respectively. Since the end of the fiscal first quarter of 2011, the Company has returned approximately 95% of its cash flows from operations to its shareholders through share repurchase programs.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long term objectives. For all of fiscal 2013, the Company expects that the total number of new store openings across all concepts will be in the mid-thirties. During the fiscal first quarter of 2013, the Company opened a total of eight new stores and closed one store.

Results of Operations

Net Sales

Since fiscal 2012 was a fifty-three week year, fiscal 2013 started a week later than fiscal 2012. The comparable store sales calendar compares the same calendar weeks. The table below summarizes by fiscal quarter the time period for the financial reporting calendar and the comparable store sales calendar.

Financial Reporting Calendar
	Fiscal 2013 (fifty-two weeks)	Fiscal 2012 (fifty-three weeks)

First Quarter	March 3, 2013 - June 1, 2013	February 26, 2012 - May 26, 2012

Second Quarter	June 2, 2013 - August 31, 2013	May 27, 2012 - August 25, 2012

Third Quarter	September 1, 2013 - November 30, 2013	August 26, 2012 - November 24, 2012

Fourth Quarter	December 1, 2013 - March 1, 2014	November 25, 2012 - March 2, 2013

Comparable Store Sales Calendar
	Fiscal 2013 (fifty-two weeks)	Fiscal 2012 (fifty-two weeks)

First Quarter	March 3, 2013 - June 1, 2013	March 4, 2012 - June 2, 2012

Second Quarter	June 2, 2013 - August 31, 2013	June 3, 2012 - September 1, 2012

Third Quarter	September 1, 2013 - November 30, 2013	September 2, 2012 - December 1, 2012

Fourth Quarter	December 1, 2013 - March 1, 2014	December 2, 2012 - March 2, 2013

Net sales for the three months ended June 1, 2013 were $2.612 billion, an increase of $393.8 million or approximately 17.8% over net sales of $2.218 billion for the corresponding quarter last year. For the three months ended June 1, 2013, approximately 68% of the increase in net sales was attributable to the inclusion of World Market and Linen Holdings, approximately 24% of the increase was attributable to an increase in sales of comparable stores based upon the financial reporting calendar (not the comparable store sales calendar) and the remaining 8% of the increase was primarily attributable to an increase in the Company’s new store sales.

For the three months ended June 1, 2013, comparable store sales for 1,169 stores represented $2.289 billion of net sales and for the three months ended May 26, 2012, comparable store sales for 1,127 stores represented $2.148 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. The increase in comparable store sales, which excludes World Market and Linen Holdings, for the three months ended June 1, 2013 was approximately 3.4%, as compared with an increase of approximately 3.0% for the comparable period last year. The increase in comparable store sales for the fiscal first quarter of 2013 was due to increases in both the number of transactions and the average transaction amount.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 37% and 63% of net sales, respectively, for the three months ended June 1, 2013 and approximately 40% and 60% of net sales, respectively, for the three months ended May 26, 2012.

Gross Profit

Gross profit for the three months ended June 1, 2013 was $1.033 billion, or 39.5% of net sales, compared with $887.2 million, or 40.0% of net sales, for the three months ended May 26, 2012. The decrease in the gross profit margin as a percentage of net sales for the three months ended June 1, 2013 was primarily attributed to an increase in coupons, due to increases in both the redemptions and the average coupon amount, and a shift in the mix of merchandise sold to lower margin categories.

Selling, General and Administrative Expenses

SG&A for the three months ended June 1, 2013 was $709.9 million, or 27.2% of net sales, compared with $573.8 million, or 25.9% of net sales, for the three months ended May 26, 2012. The increase in SG&A as a percentage of net sales for the three months ended June 1, 2013 was primarily due to relative increases in payroll and payroll-related items (including salaries and workers’ compensation insurance) and advertising expenses. As a percentage of net sales, these expense items were higher due to the inclusion of the financial results of the acquisitions completed in the second quarter of fiscal 2012.

Operating Profit

Operating profit for the three months ended June 1, 2013 was $323.1 million, or 12.4% of net sales, compared with $313.4 million, or 14.1% of net sales, during the comparable period last year. The change in operating profit as a percentage of net sales was the result of the changes in gross profit margin and SG&A as a percentage of net sales as described above.

Interest Expense, net

Interest expense was $0.2 million for the three months ended June 1, 2013 compared with $1.1 million for the three months ended May 26, 2012.

Income Taxes

The effective tax rate for the three months ended June 1, 2013 was 37.3% compared with 33.8% for the three months ended May 26, 2012. The tax rate for the three months ended June 1, 2013 and May 26, 2012 included net benefits of approximately $2.6 million and $14.6 million, respectively, primarily due to the recognition of favorable discrete state tax items.

The Company expects continued volatility in the effective tax rate from quarter to quarter because the Company is required each quarter to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net Earnings

As a result of the factors described above, net earnings for the three months ended June 1, 2013 were $202.5 million compared with $206.8 million for the corresponding period in fiscal 2012.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions.

As a result of this program, the Company operated 1,008 BBB stores, 266 World Market stores, 83 buybuy BABY stores, 73 CTS stores and 48 Harmon stores at the end of the fiscal first quarter of 2013, compared with 995 BBB stores, 68 buybuy BABY stores, 72 CTS stores and 45 Harmon stores at the end of the corresponding quarter last year. At June 1, 2013, Company-wide total store square footage, including the 266 World Market stores, was approximately 42.2 million square feet. Additionally, the Company is a partner in a joint venture which operated a total of three retail stores in Mexico under the name Bed Bath & Beyond.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long-term objectives. During the fiscal first quarter of 2013, the Company opened a total of eight new stores and closed one store. For all of fiscal 2013, the Company expects that the total number of new store openings across all concepts will be in the mid-thirties. The continued growth of the Company is dependent, in part, upon the Company’s ability to execute its expansion program successfully.

Liquidity and Capital Resources

The Company has been able to finance its operations, including its expansion program, entirely through internally generated funds. For fiscal 2013, the Company believes that it can continue to finance its operations, including its expansion program, share repurchase program and planned capital expenditures entirely through existing and internally generated funds. The Company periodically reviews its alternatives with respect to optimizing its capital structure. Capital expenditures for fiscal 2013, principally for new stores, existing store improvements, information technology enhancements, including omni channel capabilities, and other projects are planned to be approximately $350 million, subject to the timing and composition of the projects. Some of the initiatives included in capital expenditures for fiscal 2013 are: enhancing the omni channel experience for its customers through replacing both back end and customer facing systems, upgrading the Company’s mobile sites and applications, enhancing network communications in the stores and implementing point of sale improvements; building, equipping and staffing a new information technology data center to enhance disaster recovery capabilities and to support the Company’s ongoing technology initiatives; and retrofitting energy saving equipment in the Company's stores.

Fiscal 2013 compared to Fiscal 2012

Net cash provided by operating activities for the three months ended June 1, 2013 was $272.5 million, compared with $272.4 million in the corresponding period in fiscal 2012. Year over year, the Company experienced an increase in cash provided by the net components of working capital (primarily merchandise inventories, partially offset by accounts payable), which was partially offset by a decrease in net earnings.

Retail inventory at cost per square foot was $59.51 as of June 1, 2013, compared to $60.63 as of May 26, 2012.

Net cash used in investing activities for the three months ended June 1, 2013 was $96.7 million, compared with net cash provided by investing activities of $76.4 million in the corresponding period of fiscal 2012. For the three months ended June 1, 2013, net cash used in investing activities was due to $65.0 million of capital expenditures and $31.8 million of purchases of investment securities, net of redemptions. For the three months ended May 26, 2012, net cash provided by investing activities was due to $147.2 million of redemptions of investment securities, net of purchases, partially offset by $70.8 million of capital expenditures.

Net cash used in financing activities for the three months ended June 1, 2013 was $300.9 million, compared with $276.8 million in the corresponding period of fiscal 2012. The increase in net cash used was primarily due to an increase in common stock repurchases of $18.2 million and a $3.7 million decrease in cash proceeds from the exercise of stock options.

Auction Rate Securities

As of June 1, 2013, the Company held approximately $48.6 million of net investments in auction rate securities. Beginning in 2008, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies. As of June 1, 2013, these securities had a temporary valuation adjustment of approximately $2.4 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings for the three months ended June 1, 2013. The Company will continue to monitor the market for these securities and will expense any permanent changes to the value of the remaining securities, if any, as they occur.

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

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2013 (“2012 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the first three months of fiscal 2013.

Forward-Looking Statements

This Form 10-Q may contain forward-looking statements. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, and similar words and phrases. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment, consumer preferences and spending habits; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; civil disturbances and terrorist acts; unusual weather patterns and natural disasters; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise and other costs and expenses; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s expansion program; uncertainty in financial markets; disruptions to the Company’s information technology systems including but not limited to security breaches of the Company’s systems protecting consumer and employee information; reputational risk arising from the acts of third parties; changes to statutory, regulatory and legal requirements; new, or developments in existing, litigation, claims or assessments; changes to, or new, tax laws or interpretation of existing tax laws; changes to, or new, accounting standards including, without limitation, changes to lease accounting standards; and the integration of acquired businesses. The Company does not undertake any obligation to update its forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at June 1, 2013 are similar to those disclosed in Item 7A of the Company’s 2012 Form 10-K.

Item 4.  Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of June 1, 2013 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, carefully consider the factors discussed under “Risk Factors” in the Company’s 2012 Form 10-K as filed with the Securities and Exchange Commission. These risks could materially adversely affect the Company’s business, financial condition and results of operations. These risks are not the only risks the Company faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that the Company currently considers immaterial to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of fiscal 2013 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share (2)	or Programs (1)	Programs (1) (2)
March 3, 2013 - March 30, 2013	1,550,400	$60.05	1,550,400	$2,325,039,852
March 31, 2013 - April 27, 2013	1,451,900	$65.18	1,451,900	$2,230,405,862
April 28, 2013 - June 1, 2013	1,982,700	$68.93	1,982,700	$2,093,744,529
Total	4,985,000	$65.07	4,985,000	$2,093,744,529

(1) Between December 2004 and December 2012, the Company's Board of Directors authorized, through share repurchase programs, the repurchase of $7.450 billion of its shares of common stock. The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. Shares purchased indicated in this table also include the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

(2) Excludes brokerage commissions paid by the Company.

Item 6.   Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: July 10, 2013	By: /s/ Eugene A. Castagna
Eugene A. Castagna
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Letter agreement dated as of June 28, 2013 between the Company and Warren Eisenberg (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 2, 2013).

10.2	Letter agreement dated as of June 28, 2013 between the Company and Leonard Feinstein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 2, 2013).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document