Form 10-Q
period 2013-08-31
BED BATH & BEYOND INC
filed 2013-10-09
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2013

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
Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [x]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 31, 2013
Common Stock - $0.01 par value	214,745,499

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	August 31, 2013	March 2, 2013

Assets
Current assets:
Cash and cash equivalents	$383,336	$564,971
Short term investment securities	455,579	449,933
Merchandise inventories	2,591,247	2,466,214
Other current assets	434,299	386,367

Total current assets	3,864,461	3,867,485

Long term investment securities	81,552	77,325
Property and equipment, net	1,477,336	1,466,667
Goodwill	486,279	483,518
Other assets	398,345	384,957

Total assets	$6,307,973	$6,279,952

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,033,709	$913,365
Accrued expenses and other current liabilities	389,689	393,094
Merchandise credit and gift card liabilities	264,281	251,481
Current income taxes payable	18,616	77,270

Total current liabilities	1,706,295	1,635,210

Deferred rent and other liabilities	493,199	484,868
Income taxes payable	81,767	80,144

Total liabilities	2,281,261	2,200,222

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	-	-

Common stock - $0.01 par value; authorized - 900,000 shares; issued 334,474 and 332,696 shares, respectively; outstanding 214,745 and 221,489 shares, respectively	3,345	3,327
Additional paid-in capital	1,621,480	1,540,451
Retained earnings	8,025,406	7,573,612
Treasury stock, at cost; 119,729 and 111,207 shares, respectively	(5,614,601)	(5,033,340)
Accumulated other comprehensive loss	(8,918)	(4,320)

Total shareholders' equity	4,026,712	4,079,730

Total liabilities and shareholders' equity	$6,307,973	$6,279,952

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended

	August 31, 2013	August 25, 2012	August 31, 2013	August 25, 2012

Net sales	$2,823,672	$2,593,015	$5,435,812	$4,811,307

Cost of sales	1,710,188	1,560,346	3,289,357	2,891,439

Gross profit	1,113,484	1,032,669	2,146,455	1,919,868

Selling, general and administrative expenses	723,718	667,532	1,433,588	1,241,333

Operating profit	389,766	365,137	712,867	678,535

Interest (expense) income, net	(1,675)	269	(1,900)	(787)

Earnings before provision for income taxes	388,091	365,406	710,967	677,748

Provision for income taxes	138,787	141,076	259,173	246,582

Net earnings	$249,304	$224,330	$451,794	$431,166

Net earnings per share - Basic	$1.18	$0.99	$2.11	$1.89
Net earnings per share - Diluted	$1.16	$0.98	$2.09	$1.87

Weighted average shares outstanding - Basic	212,134	226,313	213,792	227,699
Weighted average shares outstanding - Diluted	214,697	229,308	216,516	230,995

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2013	August 25, 2012	August 31, 2013	August 25, 2012

Net earnings	$249,304	$224,330	$451,794	$431,166

Other comprehensive (loss) income:

Change in temporary impairment of auction rate securities, net of taxes	(666)	21	(888)	419
Pension adjustment, net of taxes	196	425	363	448
Currency translation adjustment	(2,440)	4,002	(4,073)	979

Other comprehensive (loss) income	(2,910)	4,448	(4,598)	1,846

Comprehensive income	$246,394	$228,778	$447,196	$433,012

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended

	August 31, 2013	August 25, 2012

Cash Flows from Operating Activities:

Net earnings	$451,794	$431,166
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	105,160	90,486
Stock-based compensation	28,439	23,805
Tax benefit from stock-based compensation	12,036	12,716
Deferred income taxes	(13,722)	(16,862)
Other	(666)	(517)
Increase in assets, net of effect of acquisitions:
Merchandise inventories	(125,033)	(163,100)
Trading investment securities	(5,696)	(2,305)
Other current assets	(46,977)	(11,478)
Other assets	(3,624)	(10,718)
Increase (decrease) in liabilities, net of effect of acquisitions:
Accounts payable	135,589	143,582
Accrued expenses and other current liabilities	(1,886)	13,074
Merchandise credit and gift card liabilities	12,800	18,865
Income taxes payable	(57,031)	(65,128)
Deferred rent and other liabilities	4,412	8,537
Net cash provided by operating activities	495,595	472,123

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	(652,342)	(281,130)
Redemption of held-to-maturity investment securities	646,875	881,249
Redemption of available-for-sale investment securities	-	8,525
Capital expenditures	(130,322)	(158,064)
Payment for acquisitions, net of cash acquired	-	(643,269)
Payment for acquisition of trademarks	-	(40,000)
Net cash used in investing activities	(135,789)	(232,689)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	36,230	29,174
Excess tax benefit from stock-based compensation	3,590	3,776
Payment for credit facility assumed in acquisition	-	(25,511)
Repurchase of common stock, including fees	(581,261)	(505,574)
Net cash used in financing activities	(541,441)	(498,135)

Net decrease in cash and cash equivalents	(181,635)	(258,701)

Cash and cash equivalents:

Beginning of period	564,971	1,003,166
End of period	$383,336	$744,465

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of August 31, 2013 and March 2, 2013 and the results of its operations and comprehensive income for the three and six months ended August 31, 2013 and August 25, 2012, respectively, and its cash flows for the six months ended August 31, 2013 and August 25, 2012, respectively.

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

Certain reclassifications have been made to the fiscal 2012 consolidated statement of cash flows to conform to the fiscal 2013 consolidated statement of cash flows presentation.

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under GAAP and therefore is not a reportable segment.

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

As of August 31, 2013, the Company’s financial assets utilizing Level 1 inputs include long term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 4).

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

Valuation techniques used by the Company must be consistent with at least one of the three possible approaches: the market approach, income approach and/or cost approach. The Company’s Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. The Company’s Level 3 valuations of auction rate securities, which had temporary valuation adjustments of approximately $3.5 million and $2.0 million as of August 31, 2013 and March 2, 2013, respectively, are based on the income approach, specifically, discounted cash flow analyses which utilize significant inputs based on the Company’s estimates and assumptions. As of August 31, 2013, the inputs used in the Company’s discounted cash flow analysis included current coupon rates ranging from 0.10% to 0.15%, an estimated redemption period of 5 years and a discount rate of 1.54%. The discount rate was based on market rates for risk-free tax-exempt securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments. Assuming a higher discount rate, a longer estimated redemption period and lower coupon rates would result in a lower fair market value. Conversely, assuming a lower discount rate, a shorter estimated redemption period and higher coupon rates would result in a higher fair market value.

The following tables present the valuation of the Company’s financial assets as of August 31, 2013 and March 2, 2013, measured at fair value on a recurring basis by input level:

	As of August 31, 2013
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
Long term - available-for-sale securities:
Auction rate securities	$-	$47.5	$47.5
Long term - trading securities:
Nonqualified deferred compensation plan assets	34.0	-	34.0
Total	$34.0	$47.5	$81.5

	As of March 2, 2013
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
Long term - available-for-sale securities:
Auction rate securities	$-	$49.0	$49.0
Long term - trading securities:
Nonqualified deferred compensation plan assets	28.3	-	28.3
Total	$28.3	$49.0	$77.3

The following table presents the changes in the Company's financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Auction Rate Securities
Balance on March 2, 2013, net of temporary valuation adjustment	$49.0
Change in temporary valuation adjustment included in accumulated other comprehensive loss	(1.5)
Redemptions at par	-
Balance on August 31, 2013, net of temporary valuation adjustment	$47.5

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

3) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $95.5 million and $87.8 million as of August 31, 2013 and March 2, 2013, respectively.

4) Investment Securities

The Company’s investment securities as of August 31, 2013 and March 2, 2013 are as follows:

(in millions)	August 31, 2013	March 2, 2013
Available-for-sale securities:
Long term	$47.5	$49.0

Trading securities:
Long term	34.0	28.3

Held-to-maturity securities:
Short term	455.6	449.9
Total investment securities	$537.1	$527.2

Auction Rate Securities

As of August 31, 2013 and March 2, 2013, the Company’s available-for-sale investment securities represented approximately $51.0 million par value of auction rate securities, less temporary valuation adjustments of approximately $3.5 million and $2.0 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings. These securities at par are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200%. All of these available-for-sale investments carried triple-A credit ratings from one or more of the major credit rating agencies as of August 31, 2013 and March 2, 2013, and none of them are mortgage-backed debt obligations. As of August 31, 2013 and March 2, 2013, the Company’s available-for-sale investments have been in a continuous unrealized loss position for 12 months or more, however, the Company believes that the unrealized losses are temporary and reflect the investments’ current lack of liquidity. Due to their lack of liquidity, the Company classified approximately $47.5 million and $49.0 million of these investments as long term investment securities at August 31, 2013 and March 2, 2013, respectively.

U.S. Treasury Securities

As of August 31, 2013 and March 2, 2013, the Company’s short term held-to-maturity securities included approximately $455.6 million and approximately $449.9 million, respectively, of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation).

Long Term Trading Investment Securities

The Company’s long term trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $34.0 million and $28.3 million as of August 31, 2013 and March 2, 2013, respectively.

5) Property and Equipment

As of August 31, 2013 and March 2, 2013, included in property and equipment, net is accumulated depreciation and amortization of approximately $1.9 billion and $1.8 billion, respectively.

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

Stock-based compensation expense for the three and six months ended August 31, 2013 was approximately $13.6 million ($8.8 million after tax or $0.04 per diluted share) and approximately $28.4 million ($18.1 million after tax or $0.08 per diluted share), respectively. Stock-based compensation expense for the three and six months ended August 25, 2012 was approximately $11.0 million ($6.7 million after tax or $0.03 per diluted share) and approximately $23.8 million ($15.1 million after tax or $0.07 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the six months ended August 31, 2013 and August 25, 2012 was approximately $0.8 million and $0.7 million, respectively.

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

The Company generally issues new shares for stock option exercises and restricted stock awards. As of August 31, 2013, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $30.9 million and $154.2 million, respectively, which is expected to be recognized over a weighted average period of 3.2 years and 3.9 years, respectively.

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
	Six Months Ended
Black-Scholes Valuation Assumptions (1)	August 31, 2013	August 25, 2012

Weighted Average Expected Life (in years) (2)	6.6	6.5
Weighted Average Expected Volatility (3)	29.27%	31.07%
Weighted Average Risk Free Interest Rates (4)	1.11%	1.14%
Expected Dividend Yield	-	-

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
(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the six months ended August 31, 2013 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	5,006	$42.32
Granted	563	69.78
Exercised	(916)	39.54
Forfeited or expired	(2)	37.79
Options outstanding, end of period	4,651	$46.19
Options exercisable, end of period	2,862	$39.28

The weighted average fair value for the stock options granted during the first six months of fiscal 2013 and 2012 was $22.28 and $22.95, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of August 31, 2013 was 4.0 years and $128.4 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of August 31, 2013 was 2.7 years and $98.6 million, respectively. The total intrinsic value for stock options exercised during the first six months of fiscal 2013 and 2012 was $27.5 million and $24.3 million, respectively.

Net cash proceeds from the exercise of stock options for the first six months of fiscal 2013 were $36.2 million and the net associated income tax benefit was $15.6 million.

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

Changes in the Company’s restricted stock for the six months ended August 31, 2013 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	4,063	$45.98
Granted	942	69.59
Vested	(928)	38.24
Forfeited	(80)	51.50
Unvested restricted stock, end of period	3,997	$53.23

7) Shareholders’ Equity

Between December 2004 and December 2012, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $7.450 billion of its shares of common stock. The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company also purchases shares of its common stock to cover employee related taxes withheld on vested restricted stock awards. In the first six months of fiscal 2013, the Company repurchased approximately 8.5 million shares of its common stock for a total cost of approximately $581.3 million, bringing the aggregate total of common stock repurchased to approximately 119.7 million shares for a total cost of approximately $5.6 billion since the initial authorization in December 2004. The Company has approximately $1.8 billion remaining of authorized share repurchases as of August 31, 2013.

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

Stock-based awards for the three and six months ended August 31, 2013 of approximately 1.1 million and 1.3 million, respectively, and for the three and six months ended August 25, 2012 of approximately 1.4 million and 1.2 million, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

9) Lines of Credit

At August 31, 2013, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of February 28, 2014 and September 2, 2014, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first six months of fiscal 2013, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

10) Supplemental Cash Flow Information

The Company paid income taxes of $312.4 million and $312.2 million in the first six months of fiscal 2013 and 2012, respectively. In addition, the Company had interest payments of approximately $4.6 million and $1.2 million in the first six months of fiscal 2013 and 2012, respectively.

The Company recorded an accrual for capital expenditures of $21.7 million and $26.1 million as of August 31, 2013 and August 25, 2012, respectively.

11) Acquisitions

On June 1, 2012, the Company acquired Linen Holdings, LLC (“Linen Holdings”), a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, food service, healthcare and other industries, for an aggregate purchase price of approximately $108.1 million. The purchase price includes approximately $24.0 million for tradenames and approximately $40.2 million for goodwill. Linen Holdings is included within the Institutional Sales operating segment. In the first quarter of fiscal 2013, the Company finalized the valuation of assets acquired and liabilities assumed.

Since the date of acquisition, the results of Linen Holdings’ operations, which are not material, have been included in the Company’s results of operations.

On June 29, 2012, the Company acquired Cost Plus, Inc. (“World Market”), a retailer selling a wide range of home decorating items, furniture, gifts, holiday and other seasonal items, and specialty food and beverages, for an aggregate purchase price of approximately $560.5 million, including the payment of assumed borrowings of $25.5 million under a credit facility. The acquisition was consummated by a wholly owned subsidiary of the Company through a tender offer and merger, pursuant to which the Company acquired all of the outstanding shares of common stock of World Market. World Market is included within the North American Retail operating segment. In the first quarter of fiscal 2013, the Company finalized the valuation of assets acquired and liabilities assumed. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) operates a chain of 1,484 retail stores, as of August 31, 2013, under the names Bed Bath & Beyond (“BBB”), a combination of the names Christmas Tree Shops or andThat! (collectively, “CTS”), Harmon or Harmon Face Values (collectively, “Harmon”), buybuy BABY and World Market, Cost Plus World Market or Cost Plus (collectively, “World Market”). The Company includes Linen Holdings, a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, food service, healthcare and other industries. (See Note 11 “Acquisitions” in the notes to the unaudited consolidated financial statements for information regarding the acquisitions of World Market and Linen Holdings). Additionally, the Company is a partner in a joint venture which operates three retail stores in Mexico under the name Bed Bath & Beyond.

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

The following represents an overview of the Company’s financial performance for the periods indicated:

●
For the three and six months ended August 31, 2013, the Company’s net sales were $2.824 billion and $5.436 billion, respectively, an increase of approximately 8.9% and 13.0%, respectively, as compared with the three and six months ended August 25, 2012.

●
Comparable store sales for the fiscal second quarter of 2013 increased by approximately 3.7% as compared with an increase of approximately 3.5% for the corresponding period last year. For the six months ended August 31, 2013, comparable store sales increased by approximately 3.5% as compared with an increase of approximately 3.3% for the six months ended August 25, 2012.

A store is considered a comparable store when it has been open for twelve full months following its grand opening period (typically four to six weeks). Stores relocated or expanded are excluded from comparable store sales if the change in square footage would cause meaningful disparity in sales over the prior period. In the case of a store to be closed, such store’s sales are not considered comparable once the store closing process has commenced. Linen Holdings is excluded from the comparable store sales calculations and will continue to be excluded on an ongoing basis as long as it does not meet the above definition of comparable store sales. World Market is excluded from the comparable store sales calculations through the end of the fiscal first half of 2013, and will be included beginning with the fiscal third quarter of 2013.

●
Gross profit for the three months ended August 31, 2013 was $1.113 billion, or 39.4% of net sales, compared with $1.033 billion, or 39.8% of net sales, for the three months ended August 25, 2012. Gross profit for the six months ended August 31, 2013 was $2.146 billion, or 39.5% of net sales, compared with $1.920 billion, or 39.9% of net sales, for the six months ended August 25, 2012.

●
Selling, general and administrative expenses (“SG&A”) for the three months ended August 31, 2013 were $723.7 million, or 25.6% of net sales, compared with $667.5 million, or 25.7% of net sales, for the three months ended August 25, 2012. SG&A for the six months ended August 31, 2013 were $1.434 billion, or 26.4% of net sales, compared with $1.241 billion, or 25.8% of net sales, for the six months ended August 25, 2012.

●
The effective tax rate for the three months ended August 31, 2013 was 35.8% compared with 38.6% for the three months ended August 25, 2012. The effective tax rate for the six months ended August 31, 2013 was 36.5% compared with 36.4% for the six months ended August 25, 2012. The tax rate included discrete items of an approximate $9.7 million net benefit and $0.7 million net benefit, respectively, for the three months ended August 31, 2013 and August 25, 2012 and an approximate $12.3 million net benefit and $15.3 million net benefit, respectively, for the six months ended August 31, 2013 and August 25, 2012.

●
For the three months ended August 31, 2013, net earnings per diluted share were $1.16 ($249.3 million), an increase of approximately 18.4%, as compared with net earnings per diluted share of $0.98 ($224.3 million) for the three months ended August 25, 2012. For the six months ended August 31, 2013, net earnings per diluted share were $2.09 ($451.8 million), an increase of approximately 11.8%, as compared with net earnings per diluted share of $1.87 ($431.2 million) for the six months ended August 25, 2012. The increases in net earnings per diluted share for the three and six months ended August 31, 2013 are the result of the items described above, as well as the impact of the Company’s repurchases of its common stock.

During the six months ended August 31, 2013, the Company continued the integration of the two fiscal 2012 acquisitions as well as advancing initiatives including: enhancing the omni-channel experience for its customers by replacing both back end and customer facing systems; increasing the investment in people and systems to upgrade the Company’s data and analytics capabilities; the building, equipping and staffing of a new information technology data center to enhance the Company’s disaster recovery capabilities and support its overall information technology systems; and retrofitting energy saving equipment in the Company’s stores.

Capital expenditures for the six months ended August 31, 2013 and August 25, 2012 were $130.3 million and $158.1 million, respectively. The Company remains committed to making the required investments in its infrastructure to help position the Company for continued growth and success. The Company continues to review and prioritize its capital needs while continuing to make investments, principally for new stores, existing store improvements, information technology enhancements, including omni-channel capabilities, and other projects whose impact is considered important to its future.

During the three and six months ended August 31, 2013, the Company repurchased approximately 3.5 million and 8.5 million shares, respectively, of its common stock at a total cost of approximately $256.8 million and $581.3 million, respectively. During the three and six months ended August 25, 2012, the Company repurchased approximately 3.1 million and 7.8 million shares, respectively, of its common stock at a total cost of approximately $199.3 million and $505.6 million, respectively. Since the end of the fiscal second quarter of 2011, the Company has returned approximately 93% of its cash flows from operations to its shareholders through share repurchase programs.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long term objectives. For all of fiscal 2013, the Company expects that the total number of new store openings across all concepts will be in the mid-thirties. During the fiscal second quarter of 2013, the Company opened a total of six new stores.

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

Net sales for the three months ended August 31, 2013 were $2.824 billion, an increase of $230.7 million or approximately 8.9% over net sales of $2.593 billion for the corresponding quarter last year. For the three months ended August 31, 2013, approximately 43% of the increase in net sales was attributable to the inclusion of World Market, approximately 39% of the increase was attributable to an increase in sales of comparable stores based upon the financial reporting calendar (not the comparable store sales calendar) and the remaining 18% of the increase was primarily attributable to an increase in the Company’s new store sales.

For the three months ended August 31, 2013, comparable store sales for 1,173 stores represented $2.503 billion of net sales and for the three months ended August 25, 2012, comparable store sales for 1,136 stores represented $2.375 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. The increase in comparable store sales, which excludes World Market and Linen Holdings, for the three months ended August 31, 2013 was approximately 3.7%, as compared with an increase of approximately 3.5% for the comparable period last year. The increase in comparable store sales for the fiscal second quarter of 2013 was due to increases in both the number of transactions and the average transaction amount.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 40% and 60% of net sales, respectively, for the three months ended August 31, 2013 and approximately 42% and 58% of net sales, respectively, for the three months ended August 25, 2012.

For the six months ended August 31, 2013, net sales were $5.436 billion, an increase of $624.5 million or approximately 13.0% over net sales of $4.811 billion for the corresponding six months last year. For the six months ended August 31, 2013, approximately 59% of the increase in net sales was attributable to the inclusion of World Market and Linen Holdings, approximately 29% of the increase was attributable to an increase in sales of comparable stores based upon the financial reporting calendar (not the comparable store sales calendar) and the remaining 12% of the increase was primarily attributable to an increase in the Company’s new store sales.

For the six months ended August 31, 2013, comparable store sales for 1,167 stores represented $4.792 billion of net sales and for the six months ended August 25, 2012, comparable store sales for 1,127 stores represented $4.523 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. The increase in comparable store sales, which excludes World Market and Linen Holdings, for the six months ended August 31, 2013 was approximately 3.5%, as compared with an increase of approximately 3.3% for the comparable period last year. The increase in comparable store sales for the six months ended August 31, 2013 was due to increases in both the number of transactions and the average transaction amount.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 38% and 62% of net sales, respectively, for the six months ended August 31, 2013 and approximately 41% and 59% of net sales, respectively, for the six months ended August 25, 2012.

Gross Profit

Gross profit for the three months ended August 31, 2013 was $1.113 billion, or 39.4% of net sales, compared with $1.033 billion, or 39.8% of net sales, for the three months ended August 25, 2012. Gross profit for the six months ended August 31, 2013 was $2.146 billion, or 39.5% of net sales, compared with $1.920 billion, or 39.9% of net sales, for the six months ended August 25, 2012. These decreases in the gross profit margin as a percentage of net sales for the three and six months ended August 31, 2013 were primarily attributed to an increase in coupons, due to increases in both the redemptions and the average coupon amount, and a shift in the mix of merchandise sold to lower margin categories.

Selling, General and Administrative Expenses

SG&A for the three months ended August 31, 2013 was $723.7 million, or 25.6% of net sales, compared with $667.5 million, or 25.7% of net sales, for the three months ended August 25, 2012. The decrease in SG&A as a percentage of net sales for the three months ended August 31, 2013 was primarily due to relative decreases in professional fees incurred as a result of the prior year acquisitions, and store expenses, partially offset by an increase in advertising expenses.   As a percentage of net sales, SG&A was higher due to the inclusion of the financial results of the acquisition for the period prior to its one year anniversary in the fiscal second quarter of 2013.

SG&A for the six months ended August 31, 2013 was $1.434 billion, or 26.4% of net sales, compared with $1.241 billion, or 25.8% of net sales, for the six months ended August 25, 2012. The increase in SG&A as a percentage of net sales for the six months ended August 31, 2013 was primarily due to relative increases in payroll and payroll-related items (including salaries and workers’ compensation insurance) and advertising expenses.  As a percentage of net sales, these expense items were higher due to the inclusion of the financial results of the acquisitions for the period prior to each of their one year anniversary in the first half of fiscal 2013.

Operating Profit

Operating profit for the three months ended August 31, 2013 was $389.8 million, or 13.8% of net sales, compared with $365.1 million, or 14.1% of net sales, during the comparable period last year. For the six months ended August 31, 2013, operating profit was $712.9 million, or 13.1% of net sales, compared with $678.5 million, or 14.1% of net sales, during the comparable period last year. The change in operating profit as a percentage of net sales was the result of the changes in gross profit margin and SG&A as a percentage of net sales described above.

Interest (Expense) Income, net

Interest expense for the three and six months ended August 31, 2013 was $1.7 million and $1.9 million, respectively, compared with interest income of $0.3 million and interest expense of $0.8 million for the three and six months ended August 25, 2012. Interest expense for the three and six months ended August 31, 2013 includes approximately $2.2 million and $4.4 million, respectively, of net interest expense resulting substantially from the inclusion of sale/leaseback obligations relating to the Company’s distribution facilities.

Income Taxes

The effective tax rate for the three months ended August 31, 2013 was 35.8% compared with 38.6% for the three months ended August 25, 2012. The tax rate for the three months ended August 31, 2013 and August 25, 2012 included net benefits of approximately $9.7 million, primarily due to the recognition of favorable discrete state tax items and $0.7 million, respectively.

The effective tax rate for the six months ended August 31, 2013 was 36.5% compared with 36.4% for the six months ended August 25, 2012. The tax rate for the six months ended August 31, 2013 and August 25, 2012 included net benefits of approximately $12.3 million and $15.3 million, respectively, primarily due to the recognition of favorable discrete state tax items.

The Company expects continued volatility in the effective tax rate from quarter to quarter because the Company is required each quarter to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net Earnings

As a result of the factors described above, net earnings for the three and six months ended August 31, 2013 were $249.3 million and $451.8 million, respectively, compared with $224.3 million and $431.2 million for the corresponding periods in fiscal 2012.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or relocation of existing stores and the continuous review of strategic acquisitions.

As a result of this program, the Company operated 1,009 BBB stores, 266 World Market stores, 86 buybuy BABY stores, 74 CTS stores and 49 Harmon stores at the end of the fiscal second quarter of 2013, compared with 1,000 BBB stores, 258 World Market stores, 71 buybuy BABY stores, 73 CTS stores and 47 Harmon stores at the end of the corresponding quarter last year. At August 31, 2013, Company-wide total store square footage, including the 266 World Market stores and net of openings and closings for all concepts, was approximately 42.3 million square feet. Additionally, the Company is a partner in a joint venture which operates three retail stores in Mexico under the name Bed Bath & Beyond.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long term objectives. During the fiscal second quarter of 2013, the Company opened a total of six new stores. For all of fiscal 2013, the Company expects that the total number of new store openings across all concepts will be in the mid-thirties. The continued growth of the Company is dependent, in part, upon the Company’s ability to execute its expansion program successfully.

Liquidity and Capital Resources

The Company has been able to finance its operations, including its expansion program, entirely through internally generated funds. For fiscal 2013, the Company believes that it can continue to finance its operations, including its expansion program, share repurchase program and planned capital expenditures entirely through existing and internally generated funds. The Company periodically reviews its alternatives with respect to optimizing its capital structure. Capital expenditures for fiscal 2013, principally for new stores, existing store improvements, information technology enhancements, including omni-channel capabilities, and other projects are planned to be approximately $350 million, subject to the timing and composition of the projects. Some of the initiatives included in capital expenditures for fiscal 2013 are: enhancing the omni-channel experience for its customers through replacing both back end and customer facing systems, upgrading the Company’s mobile sites and applications, enhancing network communications in the stores and developing future point of sale improvements; building, equipping and staffing a new information technology data center to enhance disaster recovery capabilities and to support the Company’s ongoing technology initiatives; and retrofitting energy saving equipment in the Company’s stores.

Fiscal 2013 compared to Fiscal 2012

Net cash provided by operating activities for the six months ended August 31, 2013 was $495.6 million, compared with $472.1 million in the corresponding period in fiscal 2012. Year over year, the Company experienced an increase in net earnings, as adjusted for non-cash expenses (primarily depreciation), which was partially offset by an increase in cash used by the net components of working capital (primarily other current assets and accrued expenses and other current liabilities, partially offset by merchandise inventories).

Retail inventory at cost per square foot was $60.36 as of August 31, 2013, compared to $58.20 as of August 25, 2012.

Net cash used in investing activities for the six months ended August 31, 2013 was $135.8 million, compared with $232.7 million in the corresponding period of fiscal 2012. For the six months ended August 31, 2013, net cash used in investing activities was due to $130.3 million of capital expenditures and $5.5 million of purchases of investment securities, net of redemptions. For the six months ended August 25, 2012, net cash used in investing activities was due to payments of $643.3 million related to the World Market and Linen Holdings acquisitions, $158.1 million of capital expenditures and $40.0 million for the acquisition of trademarks, partially offset by redemptions of $608.6 million of investment securities, net of purchases.

Net cash used in financing activities for the six months ended August 31, 2013 was $541.4 million, compared with $498.1 million in the corresponding period of fiscal 2012. The increase in net cash used was primarily due to an increase in common stock repurchases of $75.7 million, partially offset by a $25.5 million payment in the prior year for a credit facility assumed in acquisition and a $7.1 million increase in cash proceeds from the exercise of stock options.

Auction Rate Securities

As of August 31, 2013, the Company held approximately $47.5 million of net investments in auction rate securities. Beginning in 2008, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies. As of August 31, 2013, these securities had a temporary valuation adjustment of approximately $3.5 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings for the six months ended August 31, 2013. The Company will continue to monitor the market for these securities and will expense any permanent changes to the value of the remaining securities, if any, as they occur.

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

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2013 (“2012 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the first six months of fiscal 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at August 31, 2013 are similar to those disclosed in Item 7A of the Company’s 2012 Form 10-K.

Item 4.  Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of August 31, 2013 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of fiscal 2013 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share (2)	or Programs (1)	Programs (1) (2)
June 2, 2013 - June 29, 2013	1,407,500	$69.45	1,407,500	$1,995,994,698
June 30, 2013 - July 27, 2013	985,000	$73.77	985,000	$1,923,331,443
July 28, 2013 - August 31, 2013	1,144,500	$75.47	1,144,500	$1,836,954,576
Total	3,537,000	$72.60	3,537,000	$1,836,954,576

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

BED BATH & BEYOND INC.
(Registrant)

Date: October 9, 2013	By:	/s/ Eugene A. Castagna
Eugene A. Castagna Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document