Form 10-K
period 2014-03-01
BED BATH & BEYOND INC
filed 2014-04-29
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended March 1, 2014

Commission File Number 0-20214

BED BATH & BEYOND INC.
(Exact name of registrant as specified in its charter)

New York	11-2250488
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [x] No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [x]

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
Large accelerated filer [x]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ] No [x]

As of August 31, 2013, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the NASDAQ National Market) was $15,188,999,047.*

The number of shares outstanding of the registrant’s common stock (par value $0.01 per share) at March 29, 2014: 204,016,305.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for the 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III hereof.

*
For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 8,765,040 shares beneficially owned by directors and executive officers, including in the case of the Co-Chairmen trusts and foundations affiliated with them. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

PART I

Unless otherwise indicated, the term "Company" refers collectively to Bed Bath & Beyond Inc. and subsidiaries as of March 1, 2014. The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2013 and fiscal 2011 represented 52 weeks and ended on March 1, 2014 and February 25, 2012, respectively. Fiscal 2012 represented 53 weeks and ended on March 2, 2013. Unless otherwise indicated, all references herein to periods of time (e.g., quarters and years) are to fiscal periods.

ITEM 1 –	BUSINESS

Introduction

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a retailer which operates under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, “CTS”), Harmon or Harmon Face Values (collectively, “Harmon”), buybuy BABY (“Baby”) and World Market, Cost Plus World Market or Cost Plus (collectively, “Cost Plus World Market”). Customers can purchase products from the Company either in store, online or through a mobile device.  The Company has the developing ability to fulfill customer purchases by in store customer pick up or by direct shipment to the customer from the Company’s distribution facilities, stores or vendors.  The Company also operates Linen Holdings, a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, food service, healthcare and other industries. Additionally, the Company is a partner in a joint venture which operates four retail stores in Mexico under the name Bed Bath & Beyond.

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

The Company commenced operations in 1971 with the opening of two stores, which primarily sold bed linens and bath accessories. In 1985, the Company introduced its first store carrying a full line of domestics merchandise and home furnishings. The Company began using the name "Bed Bath & Beyond" in 1987 in order to reflect the expanded product line offered by its stores and to distinguish its stores from conventional specialty retail stores offering only domestics merchandise or home furnishings. In 2002, the Company acquired Harmon, a health and beauty care retailer, which operated 27 stores at the time located in three states. In 2003, the Company acquired CTS, a retailer of giftware and household items, which operated 23 stores at the time located in six states. In 2007, the Company acquired Baby, a retailer of infant and toddler merchandise, which operated eight stores at the time located in four states. In 2007, the Company opened its first international BBB store in Ontario, Canada. In 2008, the Company became a partner in a joint venture which operated two stores at the time in the Mexico City market under the name “Home & More,” which were rebranded as Bed Bath & Beyond in fiscal 2012.  In June 2012, the Company acquired Linen Holdings, LLC (“Linen Holdings”), a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, food service, healthcare and other industries, and Cost Plus, Inc. (“Cost Plus World Market”), a retailer selling a wide range of home decorating items, furniture, gifts, holiday and other seasonal items, and specialty food and beverages, which operated 258 stores at the time located in 30 states under the names of World Market, Cost Plus World Market or Cost Plus.

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under U.S. generally accepted accounting principles and therefore is not a reportable segment.

Total net sales of the Company were $11.504 billion, $10.915 billion and $9.500 billion for fiscal 2013, 2012 and 2011, respectively. Net sales outside of the U.S. were not material for fiscal 2013, 2012 and 2011. Refer to Part II, Item 7 and Item 8 of this Form 10-K for additional financial information.

Operations

It is the Company’s goal to offer quality merchandise at competitive prices; to maintain a wide and differentiated assortment of merchandise; to present merchandise in a distinctive manner designed to maximize customer convenience and reinforce customer perception of a wide selection; and to emphasize dedication to customer service and satisfaction.  The Company continues to grow, differentiate and leverage its assortment across all channels, concepts and countries in which it operates.  In addition, the Company strives to more efficiently and effectively understand its customers’ needs and communicate with them through its growing analytic capabilities and omnichannel marketing approaches.

Pricing. The Company believes in maintaining competitive prices. The Company regularly monitors price levels at its competitors in order to ensure that its prices are in accordance with its pricing philosophy. The Company believes that the application of its pricing philosophy is an important factor in establishing its reputation among customers.

Merchandise Assortment. The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings, consumables and certain juvenile products. The Company strives to tailor its merchandise mix as appropriate to respond to changing trends and conditions. The Company, on an ongoing basis, tests new merchandise categories and adjusts the categories of merchandise carried as part of its assortment and may add new product categories as appropriate. Additionally, the Company continues to integrate the merchandise assortments among its concepts. The Company believes that the process of adding new product categories, integrating the Company’s merchandise within concepts, and expanding or reducing the size of various product categories in response to changing conditions is an important part of its merchandising strategy.

Merchandise Presentation. The Company has developed a style of merchandise presentation where groups of related product lines are presented together. The Company believes that this approach to merchandise presentation makes it easy for customers to locate products and reinforces customer perception of a wide selection.

Advertising. In general, the Company relies on “word of mouth advertising,” its reputation for offering a wide assortment of quality merchandise at competitive prices and the use of paid advertising. Primary vehicles of paid advertising used by the Company include full-color circulars and other advertising pieces distributed via direct mail or inserts, as well as digital media including email, mobile, social and search advertising. Also, to support the opening of new stores, the Company primarily uses “grand opening” newspaper and direct mail advertising and email.

Customer Service. Customer service is at the heart of the Company’s culture as it encourages and trains its associates and implements technology to create a better shopping experience for each and every customer.  Through its customer centric policies and emphasis on life stage events, the Company stresses the importance of each customer relationship. The Company continues to focus its efforts and investments on ensuring that it builds and maintains each of these customer relationships.

Suppliers

In fiscal 2013, the Company purchased its merchandise from approximately 8,300 suppliers with the Company’s largest supplier accounting for approximately 5% of the Company’s merchandise purchases and the Company’s 10 largest suppliers accounting for approximately 17% of such purchases. The Company purchases substantially all of its merchandise in the United States, the majority from domestic sources and the balance from importers. The Company purchases a small amount of its merchandise directly from overseas sources. The Company has no long term contracts for the purchase of merchandise. The Company believes that most merchandise, other than brand name goods, is available from a variety of sources and that most brand name goods can be replaced with comparable merchandise.

Distribution of Merchandise

A substantial portion of the Company’s merchandise is shipped to stores or customers through a combination of third party, or the Company’s, distribution facilities which are primarily located throughout the United States. The remaining merchandise is shipped directly from vendors. Shipments are made by contract carriers on a regular basis depending upon location.

See Item 2 – Properties for additional information regarding the Company’s distribution facilities.

Employees

As of March 1, 2014, the Company employed approximately 58,000 persons in full-time and part-time positions. The Company believes that its relations with its employees are very good and that the labor turnover rate among its management employees is lower than that generally experienced within the industry.

Seasonality

The Company’s sales exhibit seasonality with sales levels generally higher in the calendar months of August, November and December, and generally lower in February.

Expansion Program

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or renovation of existing stores, the repositioning of stores within markets when appropriate, the evolution of its omnichannel shopping environment and the continuous review of strategic acquisitions.

In the 22-year period from the beginning of fiscal 1992 to the end of fiscal 2013, the chain has grown from 34 stores to 1,496 stores plus its various websites, other interactive platforms and distribution facilities. The Company’s 1,496 stores operate in all 50 states, the District of Columbia, Puerto Rico and Canada, including: 1,014 BBB stores operating in all 50 states, the District of Columbia, Puerto Rico and Canada and through www.bedbathandbeyond.com and www.bedbathandbeyond.ca; 265 Cost Plus World Market stores operating in 31 states and the District of Columbia and through www.worldmarket.com; 90 Baby stores operating in 31 states and through www.buybuybaby.com; 77 CTS stores operating in 21 states and through www.christmastreeshops.com and www.andthat.com; and 50 Harmon stores operating in five states and through www.harmondiscount.com and www.facevalues.com. Total store square footage grew from approximately 0.9 million square feet at the beginning of fiscal 1992 to approximately 42.6 million square feet at the end of fiscal 2013. During fiscal 2013, the Company opened a total of 33 new stores, including 13 BBB stores throughout the United States and Canada and five Cost Plus World Market stores, eight Baby stores, four CTS stores and three Harmon stores throughout the United States. In addition, the Company continued to optimize its operations in a number of trade areas through renovating and repositioning stores in various markets, which included the closing of three BBB stores, four Cost Plus World Market stores and one CTS store. In fiscal 2013, consolidated store space, net of openings and closings for all concepts, increased by 0.6 million square feet.  Additionally, the Company is a partner in a joint venture which opened one store during fiscal 2013 and as of March 1, 2014, operated a total of four retail stores in Mexico under the name Bed Bath & Beyond.

The Company expects to enhance its omnichannel capabilities as well as open new stores and expand existing stores as opportunities arise. The Company believes that throughout the United States and Canada, there is an opportunity to operate in excess of 1,300 BBB stores as well as grow Cost Plus World Market, CTS and Baby from coast to coast. Additionally, the Company will continue to open Harmon stores and place health and beauty care offerings in selected stores as well as specialty food and beverage departments in selected BBB stores. The Company is committed to the continued growth of its merchandise categories and channels.

The Company has built its management structure with a view toward its expansion and believes that, as a result, it has the management depth necessary to support its anticipated expansion program.

During fiscal 2012, the Company acquired Linen Holdings and Cost Plus World Market.

Competition

The Company operates in the fragmented and highly competitive retail industry. The Company competes with many different types of retailers, including omnichannel retailers, that sell many or most of the same products. Such competitors include, but are not limited to, department stores, specialty retailers, discount and mass merchandise retailers, national chains and online only retailers. In addition, the Company competes, to a more limited extent, with factory outlet stores. Other entities continue to introduce new concepts that include many of the product lines offered by the Company. There can be no assurance that the operation of competitors will not have a material adverse effect on the Company.

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

Executive Officers of the Registrant

The following table sets forth the name, age and business experience of the Executive Officers of the Registrant:

Name	Age	Positions

Warren Eisenberg	83	Co-Chairman and Director

Leonard Feinstein	77	Co-Chairman and Director

Steven H. Temares	55	Chief Executive Officer and Director

Arthur Stark	59	President and Chief Merchandising Officer

Matthew Fiorilli	57	Senior Vice President – Stores

Eugene A. Castagna	48	Chief Operating Officer

Susan E. Lattmann	46	Chief Financial Officer and Treasurer

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

Matthew Fiorilli has been Senior Vice President - Stores since 1999. Mr. Fiorilli joined the Company in 1973.

Eugene A. Castagna has been Chief Operating Officer since February 2014. Mr. Castagna served as Chief Financial Officer and Treasurer from 2006 to 2014, Assistant Treasurer from 2002 to 2006 and as Vice President - Finance from 2000 to 2006. Mr. Castagna is a certified public accountant and joined the Company in 1994.

Susan E. Lattmann has been Chief Financial Officer and Treasurer since February 2014. Ms. Lattmann served as Vice President – Finance from 2006 to 2014, Vice President - Controller from 2001 to 2006 and Controller from 2000 to 2001. Ms. Lattmann is a certified public accountant and joined the Company in 1996.

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

General economic factors that are beyond the Company’s control impact the Company’s forecasts and actual performance. These factors include housing markets, recession, inflation, deflation, consumer credit availability, consumer debt levels, fuel and energy costs, interest rates, tax rates and policy, unemployment trends, the impact of natural disasters, civil disturbances and terrorist activities, conditions affecting the retail environment for products sold by the Company and other matters that influence consumer spending. Changes in the economic climate could adversely affect the Company’s performance.

The Company operates in the highly competitive retail business where the use of emerging technologies as well as unanticipated changes in the pricing and other practices of competitors may adversely affect the Company’s performance.

The retail business is highly competitive. The Company competes for customers, employees, locations, merchandise, technology, services and other important aspects of the business with many other local, regional and national retailers. Those competitors range from specialty retailers to department stores and discounters as well as online and multichannel retailers. Specifically, rapidly evolving technologies are altering the manner in which the Company and its competitors communicate and transact with customers; the Company’s execution of its own omnichannel strategy to adapt to these changes, in relation to its competitors’ actions as well as to its customers adoption of new technology, presents a specific risk. Further, unanticipated changes in the pricing and other practices of the Company’s competitors, including promotional activity and rapid price fluctuation enabled by technology, may adversely affect the Company’s performance.

The Company’s failure to anticipate and respond in a timely fashion to changes in consumer preferences and demographic factors may adversely affect the Company’s financial condition and results of operations.

The Company’s success depends on its ability to anticipate and respond in a timely manner to changing merchandise trends, customer demands and demographics. The Company’s failure to anticipate, identify or react appropriately to changes in customer tastes, preferences, shopping and spending patterns and other lifestyle decisions could lead to, among other things, excess inventories or a shortage of products and may adversely affect the Company’s financial condition and results of operations.

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

The Company’s operating results could be negatively impacted by a major disruption of the Company’s information technology systems. The Company relies heavily on these systems to process transactions, manage inventory replenishment, summarize results and control distribution of products. Despite numerous safeguards and careful contingency planning, these systems are still subject to power outages, computer viruses, telecommunication failures, security breaches and other catastrophic events. A major disruption of the systems and their backup mechanisms may cause the Company to incur significant costs to repair the systems, experience a critical loss of data and/or result in business interruptions.

A breach of the Company's data security systems or those of its third party service providers could have a negative impact on the Company's operating results and financial performance due to possible loss of consumer confidence, as well as potential government penalties and private litigation.

The Company processes, transmits, stores and maintains certain information about its customers and employees in the ordinary course of business. In connection with certain activities, including without limitation credit card processing, website hosting, data encryption and software support, the Company utilizes third party service providers, and the Company believes it takes appropriate steps to require such providers to secure such information and to assess their ability to do so. The Company invests considerable resources in protecting this sensitive information but is still subject to a possible security event, including but not limited to cybercrimes or cybersecurity attacks which may not be detected for a period of time. A breach of its security systems or those of its third party service providers resulting in unauthorized access to stored personal information could negatively impact the Company’s operating results and financial performance. Certain aspects of the business, particularly the Company’s websites, heavily depend on consumers entrusting personal financial information to be transmitted securely over public networks. A loss of consumer confidence from such a breach could result in lost future sales and have a material adverse effect on the Company’s reputation. In addition, a breach could cause the Company to incur significant costs to restore the integrity of its systems, could require the devotion of significant management resources, and could result in significant costs in government penalties and private litigation.

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

A failure to protect the reputation of the Company in any aspect of its operations could potentially impact its operating and financial results.

The Company’s reputation is based, in part, on perceptions of subjective qualities, so incidents involving the Company, its products or the retail industry in general that erode customer trust or confidence could adversely affect the Company’s reputation and its business.  Challenges to the Company’s compliance with a variety of social, product, labor and environmental standards could also jeopardize its reputation and lead to adverse publicity, especially in social media outlets.  Damage to the reputation of the Company in any aspect of its operations could potentially impact its operating and financial results as well as require additional resources to rebuild its reputation.

Changes in statutory, regulatory, and other legal requirements at a local, state or provincial and national level could potentially impact the Company’s operating and financial results.

The Company is subject to numerous statutory, regulatory and legal requirements at a local, state or provincial and national level. The Company’s operating results could be negatively impacted by developments in these areas due to the costs of compliance in addition to possible government penalties and litigation in the event of deemed noncompliance. Changes in the regulatory environment in the area of product safety, environmental protection, privacy and information security, wage and hour laws, among others, could potentially impact the Company’s operations and financial results.

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

The success of the Company is dependent, in part, on the ability of its employees in all areas of the organization to execute its business plan and, ultimately, to satisfy its customers.

The Company’s ability to attract and retain qualified employees in all areas of the organization may be affected by a number of factors, including geographic relocation of employees, operations or facilities and the highly competitive markets in which the Company operates, including the markets for the types of skilled individuals needed to support the Company's continued success domestically, interactively and, over the longer term, internationally.

The success of the Company is dependent, in part, on its ability to open new stores, develop its omnichannel capabilities and operate profitably.

The Company’s success depends, in part, on its ability to open new stores, develop its omnichannel capabilities and operate profitably. The Company’s ability to open additional stores successfully will depend on a number of factors, including its identification and availability of suitable store locations; its success in negotiating leases on acceptable terms; its hiring and training of skilled store operating personnel, especially management; and its timely development of new stores, including the availability of construction materials and labor and the absence of significant construction and other delays in store openings based on weather or other events. The Company’s ability to develop its omnichannel capabilities will depend on a number of factors, including its assessment and implementation of changing technologies. This increases the cost of doing business and the risk that the Company’s business practices could result in liabilities that may adversely affect its performance, despite the exercise of reasonable care.

Disruptions in the financial markets could have an adverse effect on the Company’s ability to access its cash and cash equivalents.

The Company may have amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. While the Company closely manages its cash and cash equivalents balances to minimize risk, if there were disruptions in the financial markets, the Company can not be assured that it will not experience losses on its deposits.

The Company has acquired several businesses and continues to evaluate potential business initiatives, including acquisitions, any of which could adversely impact the Company’s performance.

The Company believes it carefully evaluates and plans for the integration of newly acquired businesses, as well as carefully prepares for and executes on other business combinations and strategic initiatives that are part of the success of its business. However, such activities involve certain inherent risks, including the failure to retain key personnel from an acquired business; undisclosed or subsequently arising liabilities; challenges in the successful integration of operations, aligning standards, policies and systems; and the potential diversion of management resources from existing operations to respond to unforeseen issues arising in the context of the integration of a new business or initiative.

ITEM 1B –	UNRESOLVED STAFF COMMENTS

None.

ITEM 2 –	PROPERTIES

Most of the Company’s stores are located in suburban areas of medium and large-sized cities. These stores are situated in strip and power strip shopping centers, as well as in major off-price and conventional malls, and in free standing buildings.

The Company’s 1,496 stores are located in all 50 states, the District of Columbia, Puerto Rico and Canada and range in size from approximately 5,000 to 100,000 square feet, but are predominantly between 18,000 and 50,000 square feet. Approximately 85% to 90% of store space is used for selling areas.

The table below sets forth the locations of the Company’s stores as of March 1, 2014:

Alabama	21	New Mexico	9
Alaska	2	New York	96
Arizona	43	North Carolina	45
Arkansas	7	North Dakota	2
California	187	Ohio	51
Colorado	34	Oklahoma	8
Connecticut	24	Oregon	17
Delaware	4	Pennsylvania	43
Florida	98	Rhode Island	5
Georgia	36	South Carolina	24
Hawaii	2	South Dakota	3
Idaho	9	Tennessee	27
Illinois	57	Texas	112
Indiana	24	Utah	15
Iowa	10	Vermont	3
Kansas	11	Virginia	44
Kentucky	11	Washington	36
Louisiana	19	West Virginia	3
Maine	8	Wisconsin	16
Maryland	22	Wyoming	2
Massachusetts	43	District of Columbia	3
Michigan	44	Puerto Rico	3
Minnesota	14	Alberta, Canada	9
Mississippi	7	British Columbia, Canada	7
Missouri	24	Manitoba, Canada	1
Montana	8	New Brunswick, Canada	2
Nebraska	6	Newfoundland, Canada	1
Nevada	13	Novia Scotia, Canada	1
New Hampshire	14	Ontario, Canada	18
New Jersey	87	Prince Edward Island, Canada	1
		Total	1,496

The Company leases substantially all of its existing stores. The leases provide for original lease terms that generally range from 10 to 15 years and most leases provide for renewal options, often at increased rents. The Company evaluates leases on an ongoing basis which may lead to renegotiated lease terms, including rents during renewal options, or the possible relocation of stores. Certain leases provide for scheduled rent increases (which, in the case of fixed increases, the Company accounts for on a straight-line basis over the committed lease term, beginning when the Company obtains possession of the premises) and/or for contingent rent (based upon store sales exceeding stipulated amounts).

The Company has distribution facilities, which ship merchandise to stores or customers, totaling approximately 5.8 million square feet consisting of three owned and 11 leased facilities.

As of March 1, 2014, the Company occupied approximately 508,000 square feet of office space at seven locations for procurement and corporate office functions. The corporate headquarters within two owned facilities in Union, New Jersey includes approximately 306,000 square feet with the remaining approximately 202,000 square feet within owned and leased facilities in California, Florida, Massachusetts, New Jersey, New York and North Carolina. In addition, the Company has seven locations, totaling approximately 14,000 square feet, which are utilized primarily for institutional sales related functions.

ITEM 3 –	LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the ordinary course of business, which the Company does not believe to be material to the Company’s business or financial condition.

ITEM 4 –	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 –	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low reported closing prices of the Company’s common stock on the NASDAQ National Market System for the periods indicated.

	High	Low
Fiscal 2013:
1st Quarter	$70.07	$56.75
2nd Quarter	78.18	66.98
3rd Quarter	78.58	71.78
4th Quarter	80.48	62.68

	High	Low
Fiscal 2012:
1st Quarter	$72.47	$59.74
2nd Quarter	74.72	59.34
3rd Quarter	71.60	56.40
4th Quarter	60.39	54.91

The common stock is quoted through the NASDAQ National Market System under the symbol BBBY. On March 29, 2014, there were approximately 5,600 shareholders of record of the common stock (without including individual participants in nominee security position listings). On March 29, 2014, the last reported sale price of the common stock was $68.43.

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

Since 2004 through the end of fiscal 2013, the Company has repurchased approximately $6.3 billion of its common stock through share repurchase programs. The Company’s purchases of its common stock during the fourth quarter of fiscal 2013 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
December 1, 2013 - December 28, 2013	1,717,400	$77.61	1,717,400	$1,532,716,191
December 29, 2013 - January 25, 2014	2,594,500	$72.77	2,594,500	$1,343,914,027
January 26, 2014 - March 1, 2014	3,237,100	$64.75	3,237,100	$1,134,319,018
Total	7,549,000	$70.43	7,549,000	$1,134,319,018

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

Stock Price Performance Graph

The graph shown below compares the performance of the Company’s common stock with that of the S&P 500 Index, the S&P Specialty Retail Index and the S&P Retail Composite Index over the same period (assuming the investment of $100 in the Company’s common stock and each of the three Indexes on February 28, 2009, and the reinvestment of dividends, if any).

ITEM 6 –	SELECTED FINANCIAL DATA

Consolidated Selected Financial Data	Fiscal Year Ended (1)
(in thousands, except per share	March 1,	March 2,	February 25,	February 26,	February 27,
and selected operating data)	2014	2013 (2)	2012	2011	2010

Statement of Earnings Data:

Net sales	$11,503,963	$10,914,585	$9,499,890	$8,758,503	$7,828,793

Gross profit	4,565,582	4,388,755	3,930,933	3,622,929	3,208,119

Operating profit	1,614,587	1,638,218	1,568,369	1,288,458	980,687

Net earnings	1,022,290	1,037,788	989,537	791,333	600,033

Net earnings per share - Diluted	$4.79	$4.56	$4.06	$3.07	$2.30

Selected Operating Data:

Number of stores open (at period end)	1,496	1,471	1,173	1,139	1,100

Total square feet of store space (at period end)	42,619,000	42,030,000	36,125,000	35,055,000	33,740,000

Percentage increase in comparable sales	2.4%	2.7%	5.9%	7.8%	4.4%

Comparable sales (in 000's) (3)	$10,660,573	$9,819,904	$9,157,183	$8,339,112	$7,409,203

Number of comparable stores	1,412	1,122	1,076	1,013	942

Balance Sheet Data (at period end):

Working capital	$1,974,651	$2,232,275	$2,803,809	$2,751,398	$2,413,791

Total assets	6,356,033	6,279,952	5,724,546	5,646,193	5,152,130

Long-term sale/leaseback and capital lease obligations (4)	108,046	108,364	-	-	-

Long-term debt	-	-	-	-	-

Shareholders' equity (5) (6)	$3,941,287	$4,079,730	$3,922,528	$3,931,659	$3,652,904

(1) Each fiscal year represents 52 weeks, except for fiscal 2012 (ended March 2, 2013) which represents 53 weeks.
(2) The Company acquired Linen Holdings, LLC. on June 1, 2012 and Cost Plus, Inc. on June 29, 2012.
(3) Comparable sales include sales for stores and websites which have been operating for twelve full months following the opening period (typically four to six weeks).
(4) As a result of the Cost Plus, Inc. acquisition, the Company assumed two sale/leaseback and various capital lease obligations.
(5) The Company has not declared any cash dividends in any of the fiscal years noted above.
(6) In fiscal 2013, 2012, 2011, 2010 and 2009, the Company repurchased approximately $1.284 billion, $1.001 billion, $1.218 billion, $688 million and $95 million of its common stock, respectively.

ITEM 7 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a retailer which operates under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, “CTS”), Harmon or Harmon Face Values (collectively, “Harmon”), buybuy BABY (“Baby”) and World Market, Cost Plus World Market and Cost Plus (collectively, “Cost Plus World Market”). Customers can purchase products from the Company either in store, online or through a mobile device. The Company has the developing ability to fulfill customer purchases by in store customer pick up or by direct shipment to the customer from the Company’s distribution facilities, stores or vendors. The Company also operates Linen Holdings, a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, food service, healthcare and other industries. (See “Acquisitions,” Note 2 in the consolidated financial statements for the acquisitions of Cost Plus World Market and Linen Holdings). Additionally, the Company is a partner in a joint venture which operates four retail stores in Mexico under the name Bed Bath & Beyond.

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

The Company’s objective is to be a customer’s first choice for products and services in the categories offered, in the markets, channels and countries in which the Company operates.  The Company’s strategy is to achieve this objective through excellent customer service, an extensive breadth, depth and differentiated assortment in an omnichannel retail environment and the introduction of new merchandising offerings, supported by the continuous development and improvement of its infrastructure.

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

For fiscal 2013, the results of operations include Linen Holdings and Cost Plus World Market from the beginning of the fiscal year. For fiscal 2012, the results of operations include Linen Holdings since the date of acquisition on June 1, 2012 and Cost Plus World Market since the date of acquisition on June 29, 2012.

The following represents an overview of the Company’s financial performance for the periods indicated:

•
Net sales in fiscal 2013 (fifty-two weeks) increased approximately 5.4% to $11.504 billion; net sales in fiscal 2012 (fifty-three weeks) increased approximately 14.9% to $10.915 billion over net sales of $9.500 billion in fiscal 2011 (fifty-two weeks).

•
Comparable sales for fiscal 2013 increased by approximately 2.4% as compared with an increase of approximately 2.7% in fiscal 2012 and an increase of approximately 5.9% in fiscal 2011.  Comparable sales percentages are calculated based on an equivalent number of weeks for each annual period.

Comparable sales include sales for stores and websites which have been operating for twelve full months following the opening period (typically four to six weeks). Stores relocated or expanded are excluded from comparable sales if the change in square footage would cause meaningful disparity in sales over the prior period. In the case of a store to be closed, such store’s sales are not considered comparable once the store closing process has commenced. Linen Holdings is excluded from the comparable sales calculations and will continue to be excluded on an ongoing basis as it represents non-retail activity. Cost Plus World Market was excluded from the comparable sales calculations through the end of the fiscal first half of 2013, and is included beginning with the fiscal third quarter of 2013.

•	Gross profit for fiscal 2013 was $4.566 billion or 39.7% of net sales compared with $4.389 billion or 40.2% of net sales for fiscal 2012 and $3.931 billion or 41.4% of net sales for fiscal 2011.

•
Selling, general and administrative expenses (“SG&A”) for fiscal 2013 were $2.951 billion or 25.7% of net sales compared with $2.751 billion or 25.2% of net sales for fiscal 2012 and $2.363 billion or 24.9% of net sales for fiscal 2011.

•
The effective tax rate was 36.6%, 36.5% and 37.0% for fiscal years 2013, 2012 and 2011, respectively.  The tax rate included discrete tax items resulting in net benefits of approximately $20.0 million, $26.7 million and $20.7 million, respectively, for fiscal 2013, 2012 and 2011.

•
For the fiscal year ended March 1, 2014 (fifty-two weeks), net earnings per diluted share were $4.79 ($1.022 billion), an increase of approximately 5%, as compared with net earnings per diluted share of $4.56 ($1.038 billion) for fiscal 2012 (fifty-three weeks), which was an increase of approximately 12% from net earnings per diluted share of $4.06 ($989.5 million) for fiscal 2011 (fifty-two weeks).  For the fiscal year ended March 1, 2014, the increase in net earnings per diluted share is the result of the items described above and the impact of the Company’s repurchases of its common stock, partially offset by a reduction of approximately $0.06 to $0.07 per diluted share as a result of the disruptive weather in the fiscal fourth quarter. For the fiscal year ended March 2, 2013, the increase in net earnings per diluted share is the result of the items described above, which includes an estimated $0.05 benefit related to the fifty-third week in fiscal year 2012 and the impact of the Company’s repurchases of its common stock, partially offset by the negative impact of Hurricane Sandy in the fiscal third quarter.

During fiscal 2013, the Company continued the integration of the two fiscal 2012 acquisitions as well as advanced initiatives including: enhanced the omnichannel experience for its customers by replatforming and adding improved functionality to its Baby and BBB websites, replatforming its mobile sites and applications and growing and developing its information technology, analytics, marketing and e-commerce groups; completed the construction of a new information technology data center and are engaged in equipping the facility which will enhance the Company’s disaster recovery capabilities and support its overall information technology systems; installed energy efficient lighting, and heating and cooling systems in the Company’s stores; and continued the ongoing deployment of new and enhanced systems and equipment to allow its stores to take advantage of new technologies and processes.

Capital expenditures for fiscal 2013, 2012 and 2011 were $317.2 million, $314.7 million and $243.4 million, respectively. The Company remains committed to making the required investments in its infrastructure to help position the Company for continued growth and success. The Company continues to review and prioritize its capital needs while continuing to make investments, principally for information technology enhancements, including omnichannel capabilities, new stores, existing store improvements, and other projects whose impact is considered important to its future.

During fiscal 2013, 2012 and 2011, the Company repurchased 18.3 million, 16.1 million and 21.5 million shares, respectively, of its common stock at a total cost of approximately $1.284 billion, $1.001 billion and $1.218 billion, respectively. Since the end of fiscal 2011, the Company has returned approximately 89% of its cash flows from operations to its shareholders through share repurchase programs.

During fiscal 2013, the Company opened a total of 33 new stores. In addition, the Company continued to optimize its operations in a number of trade areas through renovating and repositioning stores in various markets, which also included the closing of eight stores during fiscal 2013. The Company plans to continue to expand its operations and invest in its infrastructure to reach its long term objectives. In fiscal 2014, the Company expects to open approximately 30 new stores company-wide and will continue to renovate stores or reposition stores within various markets, when appropriate. Additionally, during fiscal 2014, the Company will continue to enhance its omnichannel capabilities, through, among other things, continuing to add new functionality and assortment to its selling websites, mobile sites and applications and opening an additional distribution facility for both direct to customer and store fulfillment.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (i) selected statement of earnings data of the Company expressed as a percentage of net sales and (ii) the percentage change in dollar amounts from the prior year in selected statement of earnings data:

	Fiscal Year Ended
	Percentage			Percentage Change
	of Net Sales			from Prior Year
	March 1,	March 2,	February 25,	March 1,	March 2,
	2014	2013	2012	2014	2013

Net sales	100.0%	100.0%	100.0%	5.4%	14.9%

Cost of sales	60.3	59.8	58.6	6.3	17.2

Gross profit	39.7	40.2	41.4	4.0	11.6

Selling, general and administrative expenses	25.7	25.2	24.9	7.3	16.4

Operating profit	14.0	15.0	16.5	(1.4)	4.5

Earnings before provision for income taxes	14.0	15.0	16.5	(1.3)	4.1

Net earnings	8.9	9.5	10.4	(1.5)	4.9

Net Sales

Since fiscal 2012 was a fifty-three week year, fiscal 2013 started a week later than fiscal 2012. The comparable sales calendar compares the same calendar weeks.  The table below summarizes by fiscal quarter the time period for the financial reporting calendar and the comparable sales calendar.

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

Comparable Sales Calendar
	Fiscal 2013 (fifty-two weeks)	Fiscal 2012 (fifty-two weeks)

First Quarter	March 3, 2013 - June 1, 2013	March 4, 2012 - June 2, 2012

Second Quarter	June 2, 2013 - August 31, 2013	June 3, 2012 - September 1, 2012

Third Quarter	September 1, 2013 - November 30, 2013	September 2, 2012 - December 1, 2012

Fourth Quarter	December 1, 2013 - March 1, 2014	December 2, 2012 - March 2, 2013

Net sales in fiscal 2013 (fifty-two weeks) increased $589.4 million to $11.504 billion, representing an increase of 5.4% over $10.915 billion of net sales in fiscal 2012 (fifty-three weeks), which increased $1.415 billion or 14.9% over the $9.500 billion of net sales in fiscal 2011 (fifty-two weeks). For fiscal 2013, approximately 62% of the increase in net sales was attributable to the inclusion of Cost Plus World Market prior to its inclusion in comparable sales and Linen Holdings prior to the anniversary of its acquisition, approximately 42% of the increase was attributable to an increase in comparable sales and 26% of the increase was primarily attributable to an increase in the Company’s new store sales and the post-acquisition period for Linen Holdings, partially offset by a decrease of approximately 30%  as a result of the non-comparable additional week in fiscal 2012.

For fiscal 2013, comparable sales, which includes 1,412 stores, represented $10.661 billion of net sales; for fiscal 2012, comparable sales, which includes, 1,122 stores, represented $9.820 billion of net sales; and for fiscal 2011, comparable sales, which includes 1,076 stores, represented $9.157 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period.  The increase in comparable sales, which includes Cost Plus World Market beginning with the fiscal third quarter and excludes Linen Holdings, was approximately 2.4% for fiscal 2013, as compared with an increase of approximately 2.7% for fiscal 2012. The increase in comparable sales for fiscal 2013 was due to an increase in the average transaction amount and a slight increase in the number of transactions. The increase in comparable sales for fiscal 2012 was due to an increase in the average transaction amount partially offset by a decrease in the number of transactions. Comparable sales are calculated based on an equivalent number of weeks for each annual period.

Sales of domestics merchandise accounted for approximately 36%, 39% and 40% of net sales in fiscal 2013, 2012 and 2011, respectively, of which the Company estimates that bed linens accounted for approximately 12% of net sales in fiscal 2013, 2012 and 2011, respectively. The remaining net sales in fiscal 2013, 2012 and 2011 of 64%, 61% and 60%, respectively, represented sales of home furnishings. No other individual product category accounted for 10% or more of net sales during fiscal 2013, 2012 or 2011.

Gross Profit

Gross profit in fiscal 2013, 2012 and 2011 was $4.566 billion or 39.7% of net sales, $4.389 billion or 40.2% of net sales and $3.931 billion or 41.4% of net sales, respectively. The decreases in the gross profit margin as a percentage of net sales between fiscal 2013 and 2012 and between fiscal 2012 and 2011 were primarily attributed to an increase in coupons, due to increases in both redemptions and the average coupon amount, and a shift in the mix of merchandise sold to lower margin categories.

Selling, General and Administrative Expenses

SG&A was $2.951 billion or 25.7% of net sales in fiscal 2013, $2.751 billion or 25.2% of net sales in fiscal 2012 and $2.363 billion or 24.9% of net sales in fiscal 2011. The increase in SG&A between fiscal 2013 and 2012 as a percentage of net sales was primarily due to higher technology expenses and depreciation and a relative increase in payroll and payroll-related items (including salaries, workers’ compensation and medical insurance).  The inclusion of the financial results of the acquisitions for the periods prior to each of their one year anniversaries, which occurred in the first half of fiscal 2013, also contributed to the increase in SG&A as a percentage of net sales. The increase in SG&A between fiscal 2012 and 2011 as a percentage of net sales was primarily due to a relative increase in advertising expenses. As a percentage of net sales, the relative increase in advertising expenses was higher due to the inclusion of the financial results of the acquisitions completed in fiscal 2012. In addition, the fifty-third week has relatively higher SG&A than the year to date fifty-two weeks and increased SG&A by approximately 10 basis points.

Operating Profit

Operating profit for fiscal 2013 was $1.615 billion or 14.0% of net sales, $1.638 billion or 15.0% of net sales in fiscal 2012 and $1.568 billion or 16.5% of net sales in fiscal 2011. The changes in operating profit as a percentage of net sales between fiscal 2013 and 2012 and between fiscal 2012 and 2011 were the result of the changes in gross profit margin and SG&A as a percentage of net sales as described above.

Interest (Expense) Income

Interest expense was $1.1 million and $4.2 million in fiscal 2013 and fiscal 2012, respectively and interest income was $1.1 million in fiscal 2011. Interest expense for fiscal 2012 increased from fiscal 2011 primarily due to the inclusion of interest expense related to the sale/leaseback obligations on the distribution facilities acquired as part of the fiscal 2012 acquisitions.

Income Taxes

The effective tax rate was 36.6% for fiscal 2013, 36.5% for fiscal 2012 and 37.0% for fiscal 2011. For fiscal 2013 and fiscal 2012, the tax rate included a net benefit of approximately $20.0 million and $26.7 million, respectively, primarily due to the recognition of favorable discrete state tax items.  For fiscal 2011, the tax rate included an approximate $20.7 million net benefit primarily due to the settlement of certain discrete tax items from on-going examinations, the recognition of favorable discrete state tax items and from changing the blended state tax rate of deferred income taxes.

The Company expects continued volatility in the effective tax rate from year to year because the Company is required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

EXPANSION PROGRAM

The Company is engaged in an ongoing expansion program involving the opening of new stores in both new and existing markets, the expansion or renovation of existing stores, the repositioning of stores within markets when appropriate, the evolution of its omnichannel shopping environment and the continuous review of strategic acquisitions.

In the 22-year period from the beginning of fiscal 1992 to the end of fiscal 2013, the chain has grown from 34 to 1,496 stores plus its various websites, other interactive platforms and distribution facilities. Total store square footage grew from approximately 0.9 million square feet at the beginning of fiscal 1992 to approximately 42.6 million square feet at the end of fiscal 2013. During fiscal 2013, the Company opened a total of 33 new stores. In addition, the Company continued to optimize its operations in a number of trade areas through renovating and repositioning stores in various markets, which included the closing of eight stores. In fiscal 2013, consolidated store space, net of openings and closings for all concepts, increased by 0.6 million square feet. Additionally, the Company is a partner in a joint venture which opened one store during fiscal 2013 and as of March 1, 2014, operated a total of four retail stores in Mexico under the name Bed Bath & Beyond.

During fiscal 2012, the Company acquired Linen Holdings and Cost Plus World Market.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long term objectives. In fiscal 2014, the Company expects to open approximately 30 new stores company-wide and will continue to renovate stores or reposition stores within various markets, when appropriate. Additionally, the Company will continue to place health and beauty care offerings in selected stores as well as specialty food and beverage departments in selected BBB stores. The continued growth of the Company is dependent, in part, upon the Company’s ability to execute its expansion program successfully. Additionally, during fiscal 2014, the Company plans to enhance its omnichannel capabilities by continuing to add new functionality and assortment to its selling websites, mobile sites and applications; furthering the development work necessary for a new and more robust point of sale system; continuing the deployment of systems and equipment to allow the Company’s stores to take advantage of new technologies and processes; continuing to strengthen its information technology, analytics, marketing and e-commerce groups and opening an additional distribution facility for both direct to customer and store fulfillment.

LIQUIDITY AND CAPITAL RESOURCES

The Company has been able to finance its operations, including its expansion program, entirely through internally generated funds. For fiscal 2014, the Company believes that it can continue to finance its operations, including its expansion program, share repurchase program and planned capital expenditures, entirely through existing and internally generated funds. Capital expenditures for fiscal 2014, principally for information technology enhancements, including omnichannel capabilities, new stores, existing store improvements, and other projects are planned to be approximately $350 million, subject to the timing and composition of the projects. In addition, the Company periodically reviews its alternatives with respect to optimizing its capital structure.

Fiscal 2013 compared to Fiscal 2012

Net cash provided by operating activities in fiscal 2013 was $1.383 billion, compared with $1.193 billion in fiscal 2012. Year over year, the Company experienced an increase in cash provided by the net components of working capital (primarily merchandise inventories, accounts payable and other current assets) and an increase in net earnings, as adjusted for non-cash expenses (primarily depreciation).

Retail inventory at cost per square foot was $59.68 as of March 1, 2014, as compared to $58.12 as of March 2, 2013.

Net cash used in investing activities in fiscal 2013 was $359.8 million, compared with $665.8 million in fiscal 2012. In fiscal 2013, net cash used in investing activities was primarily due to $317.2 million of capital expenditures and $39.1 million of purchases of investment securities, net of redemptions. In fiscal 2012, net cash used in investing activities was due to payments, net of cash acquired, of $643.1 million related to the Cost Plus World Market and Linen Holdings acquisitions, $314.7 million for capital expenditures and $40.0 million for the acquisition of trademarks, partially offset by redemptions of $332.0 million of investment securities, net of purchases.

Net cash used in financing activities for fiscal 2013 was $1.222 billion, compared with $965.4 million in fiscal 2012. The increase in net cash used was primarily due to an increase in common stock repurchases of $282.7 million, partially offset by a $25.5 million payment in the prior year for a credit facility assumed in connection with an acquisition.

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

Net cash used in investing activities in fiscal 2012 was $665.8 million, compared with $364.0 million in fiscal 2011. In fiscal 2012, net cash used in investing activities was due to payments, net of cash acquired, of $643.1 million related to the Cost Plus World Market and Linen Holdings acquisitions, $314.7 million for capital expenditures and $40.0 million for the acquisition of trademarks, partially offset by redemptions of $332.0 million of investment securities, net of purchases. In fiscal 2011, net cash used in investing activities was due to $243.4 million of capital expenditures and $120.6 million of purchases of investment securities, net of redemptions.

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

Auction Rate Securities

As of March 1, 2014, the Company held approximately $47.7 million of net investments in auction rate securities. Beginning in mid-February 2008, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies. As of March 1, 2014, these securities had a temporary valuation adjustment of approximately $3.3 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings for fiscal 2013. The Company will continue to monitor the market for these securities and will expense any permanent changes to the value of the remaining securities, if any, as they occur.

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

Other Fiscal 2013 Information

At March 1, 2014, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of September 2, 2014 and February 28, 2015, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During fiscal 2013, the Company did not have any direct borrowings under the uncommitted lines of credit. As of March 1, 2014, there was approximately $4.5 million of outstanding letters of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates. In addition, as of March 1, 2014, the Company maintained unsecured standby letters of credit of $74.3 million, primarily for certain insurance programs.

Between December 2004 and December 2012, the Company’s Board of Directors authorized, through share repurchase programs, the repurchase of $7.450 billion of the Company’s common stock.

Since 2004 through the end of fiscal 2013, the Company has repurchased approximately $6.3 billion of its common stock through share repurchase programs. The Company has approximately $1.1 billion remaining of authorized share repurchases as of March 1, 2014. The execution of the Company’s share repurchase program will consider current business and market conditions.

The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

The Company has contractual obligations consisting mainly of operating leases for stores, offices, distribution facilities and equipment, purchase obligations, long-term sale/leaseback and capital lease obligations and other long-term liabilities which the Company is obligated to pay as of March 1, 2014 as follows:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating lease obligations (1)	$3,249,546	$563,973	$974,162	$713,392	$998,019
Purchase obligations (2)	1,118,369	1,118,369	-	-	-
Long-term sale/leaseback and capital lease obligations (3)	342,386	9,827	19,787	20,014	292,758
Other long-term liabilities (4)	466,741	-	-	-	-

Total Contractual Obligations	$5,177,042	$1,692,169	$993,949	$733,406	$1,290,777

(1) The amounts presented represent the future minimum lease payments under non-cancelable operating leases. In addition to minimum rent, certain of the Company's leases require the payment of additional costs for insurance, maintenance and other costs. These additional amounts are not included in the table of contractual commitments as the timing and/or amounts of such payments are not known. As of March 1, 2014, the Company has leased sites for 21 locations planned for opening in fiscal 2014 or 2015, for which aggregate minimum rental payments over the term of the leases are approximately $76.5 million and are included in the table above.

(2) Purchase obligations primarily consist of purchase orders for merchandise.

(3) Long-term sale/leaseback and capital lease obligations represent future minimum lease payments under the sale/leaseback agreements and capital lease agreements.

(4) Other long-term liabilities are primarily comprised of income taxes payable, deferred rent, workers' compensation and general liability reserves and various other accruals and are recorded as Deferred Rent and Other Liabilities and Income Taxes Payable in the Consolidated Balance Sheet as of March 1, 2014. The amounts associated with these other long-term liabilities have been reflected only in the Total Column in the table above as the timing and/or amount of any cash payment is uncertain.

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

Goodwill and Other Indefinite Lived Intangible Assets: The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. The Company has not historically recorded an impairment to its goodwill and other indefinite lived intangible assets. As of March 1, 2014, for goodwill related to the North American Retail operating segment and the Institutional Sales operating segment and certain other indefinite lived intangible assets, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these indefinite lived intangible assets did not exceed its carrying value and concluded no such events or circumstances existed which would require an impairment test being performed. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment; consumer preferences, spending habits and adoption of new technologies; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; civil disturbances and terrorist acts; unusual weather patterns and natural disasters; competition from existing and potential competitors; competition from and through other channels of distribution and emerging technologies; pricing pressures; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise and other costs and expenses; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s expansion program; uncertainty in financial markets; disruptions to the Company’s information technology systems including but not limited to security breaches of the Company’s systems protecting consumer and employee information; reputational risk, including that arising from acts of third parties; changes to statutory, regulatory and legal requirements; new, or developments in existing, litigation, claims or assessments; changes to, or new, tax laws or interpretation of existing tax laws; changes to, or new, accounting standards including, without limitation, changes to lease accounting standards; and the integration of acquired businesses. The Company does not undertake any obligation to update its forward-looking statements.

ITEM 7A –	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 1, 2014, the Company’s investments include cash and cash equivalents of approximately $366.5 million, short term investment securities of approximately $489.3 million and long term investment securities of approximately $87.4 million at weighted average interest rates of 0.01%, 0.05% and 0.07%, respectively.

As of March 1, 2014, the Company held approximately $47.7 million of net investments in auction rate securities. Beginning in mid-February 2008, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities but do not affect the underlying collateral of the securities. All of these investments carry triple-A credit ratings from one or more of the major credit rating agencies. As of March 1, 2014, these securities had a temporary valuation adjustment of approximately $3.3 million to reflect their current lack of liquidity. Since this valuation adjustment is deemed to be temporary, it was recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings for fiscal 2013. The Company will continue to monitor the market for these securities and will expense any permanent changes to the value of the remaining securities, if any, as they occur.

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

ITEM 8 –	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

1)	Consolidated Balance Sheets as of March 1, 2014 and March 2, 2013

2)	Consolidated Statements of Earnings for the fiscal years ended March 1, 2014, March 2, 2013 and February 25, 2012

3)	Consolidated Statements of Comprehensive Income for the fiscal years ended March 1, 2014, March 2, 2013 and February 25, 2012

4)	Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 1, 2014, March 2, 2013 and February 25, 2012

5)	Consolidated Statements of Cash Flows for the fiscal years ended March 1, 2014, March 2, 2013 and February 25, 2012

6)	Notes to Consolidated Financial Statements

7)	Reports of Independent Registered Public Accounting Firm

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)

	March 1, 2014	March 2, 2013

Assets
Current assets:
Cash and cash equivalents	$366,516	$564,971
Short term investment securities	489,331	449,933
Merchandise inventories	2,578,956	2,466,214
Other current assets	379,807	386,367

Total current assets	3,814,610	3,867,485

Long term investment securities	87,393	77,325
Property and equipment, net	1,579,804	1,466,667
Goodwill	486,279	483,518
Other assets	387,947	384,957

Total assets	$6,356,033	$6,279,952

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,104,668	$913,365
Accrued expenses and other current liabilities	385,954	393,094
Merchandise credit and gift card liabilities	284,216	251,481
Current income taxes payable	65,121	77,270

Total current liabilities	1,839,959	1,635,210

Deferred rent and other liabilities	486,996	484,868
Income taxes payable	87,791	80,144

Total liabilities	2,414,746	2,200,222

Commitments and contingencies

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	-	-
Common stock - $0.01 par value; authorized - 900,000 shares; issued 334,941 and 332,696 shares, respectively; outstanding 205,405 and 221,489 shares, respectively	3,350	3,327
Additional paid-in capital	1,673,217	1,540,451
Retained earnings	8,595,902	7,573,612
Treasury stock, at cost	(6,317,335)	(5,033,340)
Accumulated other comprehensive loss	(13,847)	(4,320)

Total shareholders' equity	3,941,287	4,079,730

Total liabilities and shareholders' equity	$6,356,033	$6,279,952

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings
Bed Bath & Beyond Inc. and Subsidiaries

	FISCAL YEAR ENDED

(in thousands, except per share data)	March 1, 2014	March 2, 2013	February 25, 2012

Net sales	$11,503,963	$10,914,585	$9,499,890

Cost of sales	6,938,381	6,525,830	5,568,957

Gross profit	4,565,582	4,388,755	3,930,933

Selling, general and administrative expenses	2,950,995	2,750,537	2,362,564

Operating profit	1,614,587	1,638,218	1,568,369

Interest (expense) income, net	(1,140)	(4,159)	1,119

Earnings before provision for income taxes	1,613,447	1,634,059	1,569,488

Provision for income taxes	591,157	596,271	579,951

Net earnings	$1,022,290	$1,037,788	$989,537

Net earnings per share - Basic	$4.85	$4.62	$4.12
Net earnings per share - Diluted	$4.79	$4.56	$4.06

Weighted average shares outstanding - Basic	210,710	224,623	240,016
Weighted average shares outstanding - Diluted	213,363	227,723	243,890

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Bed Bath & Beyond Inc. and Subsidiaries

	FISCAL YEAR ENDED

	March 1,	March 2,	February 25,
(in thousands)	2014	2013	2012

Net earnings	$1,022,290	$1,037,788	$989,537

Other comprehensive (loss) income:

Change in temporary valuation adjustment of auction rate securities, net of taxes	(792)	1,017	(297)
Pension adjustment, net of taxes	3,249	146	(4,596)
Currency translation adjustment	(11,984)	(3,604)	(2,086)

Other comprehensive loss	(9,527)	(2,441)	(6,979)

Comprehensive income	$1,012,763	$1,035,347	$982,558

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Equity
Bed Bath & Beyond Inc. and Subsidiaries

	Common Stock		Additional Paid-	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	in Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at February 26, 2011	325,222	$3,253	$1,191,123	$5,546,287	(73,556)	$(2,814,104)	$5,100	$3,931,659

Net earnings				989,537				989,537

Other comprehensive loss							(6,979)	(6,979)

Shares sold under employee stock option plans, net of taxes	4,645	46	179,546					179,592

Issuance of restricted shares, net	706	7	(7)					-

Stock-based compensation expense, net			46,501					46,501

Director fees paid in stock	3		174					174

Repurchase of common stock, including fees					(21,505)	(1,217,956)		(1,217,956)
Balance at February 25, 2012	330,576	3,306	1,417,337	6,535,824	(95,061)	(4,032,060)	(1,879)	3,922,528

Net earnings				1,037,788				1,037,788

Other comprehensive loss							(2,441)	(2,441)

Shares sold under employee stock option plans, net of taxes	1,489	15	74,323					74,338

Issuance of restricted shares, net	626	6	(6)					-

Stock-based compensation expense, net			48,520					48,520

Director fees paid in stock	5		277					277

Repurchase of common stock, including fees					(16,146)	(1,001,280)		(1,001,280)
Balance at March 2, 2013	332,696	3,327	1,540,451	7,573,612	(111,207)	(5,033,340)	(4,320)	4,079,730

Net earnings				1,022,290				1,022,290

Other comprehensive loss							(9,527)	(9,527)

Shares sold under employee stock option plans, net of taxes	1,375	14	74,766					74,780

Issuance of restricted shares, net	868	9	(9)					-

Stock-based compensation expense, net			57,842					57,842

Director fees paid in stock	2		167					167

Repurchase of common stock, including fees					(18,329)	(1,283,995)		(1,283,995)
Balance at March 1, 2014	334,941	$3,350	$1,673,217	$8,595,902	(129,536)	$(6,317,335)	$(13,847)	$3,941,287

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Bed Bath & Beyond Inc. and Subsidiaries

	FISCAL YEAR ENDED

(in thousands)	March 1, 2014	March 2, 2013	February 25, 2012

Cash Flows from Operating Activities:
Net earnings	$1,022,290	$1,037,788	$989,537
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	218,809	194,728	183,873
Stock-based compensation	56,244	47,163	45,223
Tax benefit from stock-based compensation	12,846	13,217	63
Deferred income taxes	11,841	17,600	30,238
Other	(1,784)	702	(1,622)
(Increase) decrease in assets, net of effect of acquisitions:
Merchandise inventories	(112,742)	(198,407)	(102,983)
Trading investment securities	(11,382)	(6,206)	(4,538)
Other current assets	(4,923)	(43,585)	24,948
Other assets	(3,829)	(9,685)	900
Increase (decrease) in liabilities, net of effect of acquisitions:
Accounts payable	178,132	105,251	31,582
Accrued expenses and other current liabilities	(13,532)	(26,412)	19,822
Merchandise credit and gift card liabilities	32,735	36,888	16,585
Income taxes payable	(4,502)	6,598	(37,392)
Deferred rent and other liabilities	2,983	17,350	29,048
Net cash provided by operating activities	1,383,186	1,192,990	1,225,284

Cash Flows from Investing Activities:
Purchase of held-to-maturity investment securities	(1,156,634)	(730,976)	(1,605,851)
Redemption of held-to-maturity investment securities	1,117,500	1,031,249	1,456,250
Redemption of available-for-sale investment securities	-	31,715	28,975
Capital expenditures	(317,180)	(314,682)	(243,374)
Investment in unconsolidated joint venture	(3,436)	-	-
Payment for acquisitions, net of cash acquired	-	(643,098)	-
Payment for acquisition of trademarks	-	(40,000)	-
Net cash used in investing activities	(359,750)	(665,792)	(364,000)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	54,815	56,377	171,088
Excess tax benefit from stock-based compensation	7,289	5,021	5,163
Payment for credit facility assumed in acquisition	-	(25,511)	-
Repurchase of common stock, including fees	(1,283,995)	(1,001,280)	(1,217,956)
Net cash used in financing activities	(1,221,891)	(965,393)	(1,041,705)

Net decrease in cash and cash equivalents	(198,455)	(438,195)	(180,421)

Cash and cash equivalents:
Beginning of period	564,971	1,003,166	1,183,587
End of period	$366,516	$564,971	$1,003,166

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Bed Bath & Beyond Inc. and Subsidiaries

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

A.    Nature of Operations

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a retailer which operates under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, “CTS”), Harmon or Harmon Face Values (collectively, “Harmon”), buybuy BABY and World Market, Cost Plus World Market or Cost Plus (collectively, “Cost Plus World Market”).  Customers can purchase products from the Company either in store, online or through a mobile device.  The Company has the developing ability to fulfill customer purchases by in store customer pick up or by direct shipment to the customer from the Company’s distribution facilities, stores or vendors.  The Company also operates Linen Holdings, a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, food service, healthcare and other industries.  Additionally, the Company is a partner in a joint venture which operates four retail stores in Mexico under the name Bed Bath & Beyond. The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings, consumables and certain juvenile products. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under U.S. generally accepted accounting principles and therefore is not a reportable segment.

B.     Fiscal Year

The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2013 and fiscal 2011 represented 52 weeks and ended on March 1, 2014 and February 25, 2012, respectively. Fiscal 2012 represented 53 weeks and ended on March 2, 2013.

C.     Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company accounts for its investment in the joint venture under the equity method.

Certain reclassifications have been made to the fiscal 2012 consolidated financial statements to conform to the fiscal 2013 presentation.

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

E.     Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within 5 business days, of $87.4 million and $87.8 million as of March 1, 2014 and March 2, 2013, respectively.

F.     Investment Securities

Investment securities consist primarily of U.S. Treasury Bills with remaining maturities of less than one year and auction rate securities, which are securities with interest rates that reset periodically through an auction process. The U.S. Treasury Bills are classified as short term held-to-maturity securities and are stated at their amortized cost which approximates fair value. Auction rate securities are classified as available-for-sale and are stated at fair value, which had historically been consistent with cost or par value due to interest rates which reset periodically, typically every 7, 28 or 35 days. As a result, there generally were no cumulative gross unrealized holding gains or losses relating to these auction rate securities. However, beginning in mid-February 2008 due to market conditions, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities, and affect their estimated fair values at March 1, 2014 and March 2, 2013, but do not affect the underlying collateral of the securities. (See “Fair Value Measurements,” Note 5 and “Investment Securities,” Note 6). All income from these investments is recorded as interest income.

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

The cost of maintenance and repairs is charged to earnings as incurred; significant renewals and betterments are capitalized. Maintenance and repairs amounted to $111.9 million, $106.1 million and $85.8 million for fiscal 2013, 2012 and 2011, respectively.

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

J.      Goodwill and Other Indefinite Lived Intangible Assets

The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available, including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. The Company has not historically recorded an impairment to its goodwill and other indefinite lived intangible assets. As of March 1, 2014, for goodwill related to the North American Retail operating segment and the Institutional Sales operating segment and certain other indefinite lived intangible assets, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these indefinite lived intangible assets did not exceed its carrying value and concluded no such events or circumstances existed which would require an impairment test being performed. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

Included within other assets in the accompanying consolidated balance sheets as of March 1, 2014 and March 2, 2013, respectively, are $291.4 million for indefinite lived tradenames and trademarks.

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

L.     Deferred Rent

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the term of the lease beginning as of the date the Company obtained possession of the leased premises. Deferred rent amounted to $79.0 million and $80.2 million as of March 1, 2014 and March 2, 2013, respectively.

Cash or lease incentives (“tenant allowances”) received pursuant to certain store leases are recognized on a straight-line basis as a reduction to rent over the lease term. The unamortized portion of tenant allowances is included in deferred rent and other liabilities. The unamortized portion of tenant allowances amounted to $124.1 million and $126.1 million as of March 1, 2014 and March 2, 2013, respectively.

M.   Treasury Stock

Between December 2004 and December 2012, the Company’s Board of Directors authorized, through share repurchase programs, the repurchase of $7.450 billion of the Company’s common stock.

During fiscal 2013, the Company repurchased approximately 18.3 million shares of its common stock at a total cost of approximately $1.284 billion. During fiscal 2012, the Company repurchased approximately 16.1 million shares of its common stock at a total cost of approximately $1.001 billion. During fiscal 2011, the Company repurchased approximately 21.5 million shares of its common stock at a total cost of approximately $1.218 billion. The Company has approximately $1.1 billion remaining of authorized share repurchases as of March 1, 2014.

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

Q.    Vendor Allowances

The Company receives allowances from vendors in the normal course of business for various reasons including direct cooperative advertising, purchase volume and reimbursement for other expenses. Annual terms for each allowance include the basis for earning the allowance and payment terms, which vary by agreement. All vendor allowances are recorded as a reduction of inventory cost, except for direct cooperative advertising allowances which are specific, incremental and identifiable. The Company recognizes purchase volume allowances as a reduction of the cost of inventory in the quarter in which milestones are achieved. Advertising costs were reduced by direct cooperative allowances of $24.0 million, $19.8 million and $19.5 million for fiscal 2013, 2012 and 2011, respectively.

R.     Store Opening, Expansion, Relocation and Closing Costs

Store opening, expansion, relocation and closing costs, including markdowns, asset residual values and projected occupancy costs, are charged to earnings as incurred.

S.     Advertising Costs

Expenses associated with direct response advertising are expensed over the period during which the sales are expected to occur, generally four to seven weeks, and all other expenses associated with store advertising are charged to earnings as incurred. Net advertising costs amounted to $280.5 million, $250.6 million and $192.5 million for fiscal 2013, 2012 and 2011, respectively.

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

Stock-based awards of approximately 1.2 million, 1.2 million and 0.9 million shares were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive for fiscal 2013, 2012 and 2011, respectively.

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

On June 29, 2012, the Company acquired Cost Plus, Inc. (“Cost Plus World Market”), a retailer selling a wide range of home decorating items, furniture, gifts, holiday and other seasonal items, and specialty food and beverages, for an aggregate purchase price of approximately $560.5 million, including the payment of assumed borrowings of $25.5 million under a credit facility. The acquisition was consummated by a wholly owned subsidiary of the Company through a tender offer and merger, pursuant to which the Company acquired all of the outstanding shares of common stock of Cost Plus World Market. Cost Plus World Market is included within the North American Retail operating segment. In the first quarter of fiscal 2013, the Company finalized the valuation of assets acquired and liabilities assumed. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

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

Since the date of acquisition, the results of Cost Plus World Market’s operations, which are not material, have been included in the Company’s results of operations and no proforma disclosure of financial information has been presented.

3.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(in thousands)	March 1, 2014	March 2, 2013

Land and buildings	$538,422	$488,602
Furniture, fixtures and equipment	1,120,330	1,068,786
Leasehold improvements	1,187,793	1,099,991
Computer equipment and software	755,867	613,087
	3,602,412	3,270,466

Less: Accumulated depreciation	(2,022,608)	(1,803,799)
Property and equipment, net	$1,579,804	$1,466,667

4.     LINES OF CREDIT

At March 1, 2014, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of September 2, 2014 and February 28, 2015, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During fiscal 2013 and 2012, the Company did not have any direct borrowings under the uncommitted lines of credit. As of March 1, 2014, there was approximately $4.5 million of outstanding letters of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates. In addition, as of March 1, 2014, the Company maintained unsecured standby letters of credit of $74.3 million, primarily for certain insurance programs. As of March 2, 2013, there was approximately $11.6 million of outstanding letters of credit and approximately $76.2 million of outstanding unsecured standby letters of credit, primarily for certain insurance programs.

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

As of March 1, 2014, the Company’s financial assets utilizing Level 1 inputs include long term investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 6).

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

Valuation techniques used by the Company must be consistent with at least one of the three possible approaches: the market approach, income approach and/or cost approach. The Company’s Level 1 valuations are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. The Company’s Level 3 valuations of auction rate securities, which had temporary valuation adjustments of approximately $3.3 million and $2.0 million as of March 1, 2014 and March 2, 2013, respectively, are based on the income approach, specifically, discounted cash flow analyses which utilize significant inputs based on the Company’s estimates and assumptions. As of March 1, 2014, the inputs used in the Company’s discounted cash flow analysis included current coupon rates ranging from 0.06% to 0.09%, an estimated redemption period of 5 years and a discount rate of 1.43%. The discount rate was based on market rates for risk-free tax-exempt securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments. Assuming a higher discount rate, a longer estimated redemption period and lower coupon rates would result in a lower fair market value. Conversely, assuming a lower discount rate, a shorter estimated redemption period and higher coupon rates would result in a higher fair market value.

The following tables present the valuation of the Company’s financial assets as of March 1, 2014 and March 2, 2013, measured at fair value on a recurring basis by input level:

	As of March 1, 2014
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
Long term - available-for-sale securities:
Auction rate securities	$-	$47.7	$47.7
Long term - trading securities:
Nonqualified deferred compensation plan assets	39.7	-	39.7
Total	$39.7	$47.7	$87.4

	As of March 2, 2013
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
Long term - available-for-sale securities:
Auction rate securities	$-	$49.0	$49.0
Long term - trading securities:
Nonqualified deferred compensation plan assets	28.3	-	28.3
Total	$28.3	$49.0	$77.3

The following table presents the changes in the Company's financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Auction Rate Securities
Balance on March 2, 2013, net of temporary valuation adjustment	$49.0
Change in temporary valuation adjustment included in accumulated other comprehensive loss	(1.3)
Balance on March 1, 2014, net of temporary valuation adjustment	$47.7

6.     INVESTMENT SECURITIES

The Company’s investment securities as of March 1, 2014 and March 2, 2013 are as follows:

(in millions)	March 1, 2014	March 2, 2013
Available-for-sale securities:
Long term	$47.7	$49.0

Trading securities:
Long term	39.7	28.3

Held-to-maturity securities:
Short term	489.3	449.9
Total investment securities	$576.7	$527.2

Auction Rate Securities

As of March 1, 2014 and March 2, 2013, the Company’s available-for-sale investment securities represented approximately $51.0 million par value of auction rate securities, less temporary valuation adjustments of approximately $3.3 million and $2.0 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings. These securities at par are invested in preferred shares of closed end municipal bond funds, which are required, pursuant to the Investment Company Act of 1940, to maintain minimum asset coverage ratios of 200%. All of these available-for-sale investments carried triple-A credit ratings from one or more of the major credit rating agencies as of March 1, 2014 and March 2, 2013, and none of them are mortgage-backed debt obligations. As of March 1, 2014 and March 2, 2013, the Company’s available-for-sale investments have been in a continuous unrealized loss position for 12 months or more, however, the Company believes that the unrealized losses are temporary and reflect the investments’ current lack of liquidity. Due to their lack of liquidity, the Company classified approximately $47.7 million and $49.0 million of these investments as long term investment securities at March 1, 2014 and March 2, 2013, respectively.

U.S. Treasury Securities

As of March 1, 2014 and March 2, 2013, the Company’s short term held-to-maturity securities included approximately $489.3 million and approximately $449.9 million, respectively, of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation).

Long Term Trading Investment Securities

The Company’s long term trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $39.7 million and $28.3 million as of March 1, 2014 and March 2, 2013, respectively.

7.     PROVISION FOR INCOME TAXES

The components of the provision for income taxes are as follows:

	FISCAL YEAR ENDED
(in thousands)	March 1, 2014	March 2, 2013	February 25, 2012

Current:
Federal	$514,818	$522,812	$475,280
State and local	64,581	55,889	74,438
	579,399	578,701	549,718

Deferred:
Federal	11,221	15,710	28,695
State and local	537	1,860	1,538
	11,758	17,570	30,233
	$591,157	$596,271	$579,951

At March 1, 2014 and March 2, 2013, included in other current assets is a net current deferred income tax asset of $201.2 million and $212.7 million, respectively, and included in other assets is a net noncurrent deferred income tax asset of $30.2 million and $36.0 million, respectively. These amounts represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities consist of the following:

(in thousands)	March 1, 2014	March 2, 2013

Deferred tax assets:
Inventories	$28,947	$33,699
Deferred rent and other rent credits	79,681	82,123
Insurance	58,860	55,070
Stock-based compensation	33,780	33,486
Merchandise credits and gift card liabilities	42,413	22,683
Accrued expenses	68,237	81,069
Obligations on distribution centers	41,454	42,024
Net operating loss carryforwards and other tax credits	32,389	42,506
Other	59,016	57,129

Deferred tax liabilities:
Depreciation	(73,106)	(71,358)
Goodwill	(49,278)	(42,719)
Intangibles	(79,471)	(78,106)
Other	(11,480)	(8,875)
	$231,442	$248,731

At March 1, 2014, as a result of the Cost Plus World Market acquisition (See “Acquisitions,” Note 2), the Company has federal net operating loss carryforwards of $15.6 million (tax effected), which will begin expiring in 2025, state net operating loss carryforwards of $9.2 million (tax effected), which will expire between 2013 and 2031, California state enterprise zone credit carryforwards of $6.6 million (tax effected), which will expire in 2023, but require taxable income in the enterprise zone to be realizable and other tax credits of $1.0 million (tax effected).

The Company has not established a valuation allowance for the net deferred tax asset as it is considered more likely than not that it is realizable through a combination of future taxable income and the deductibility of future net deferred tax liabilities.

The following table summarizes the activity related to the gross unrecognized tax benefits from uncertain tax positions:

(in thousands)	March 1, 2014	March 2, 2013

Balance at beginning of year	$97,892	$124,963

Increase related to current year positions	19,844	24,892
Increase related to prior year positions	2,292	1,183
Decrease related to prior year positions	(9,316)	(36,104)
Settlements	(782)	(15,670)
Lapse of statute of limitations	(17,317)	(1,372)

Balance at end of year	$92,613	$97,892

At March 1, 2014, the Company has recorded approximately $4.8 million and $87.8 million of gross unrecognized tax benefits in current and non-current taxes payable, respectively, on the consolidated balance sheet of which approximately $92.5 million would impact the Company’s effective tax rate. At March 2, 2013, the Company has recorded approximately $17.8 million and $80.1 million of gross unrecognized tax benefits in current and non-current taxes payable, respectively, on the consolidated balance sheet of which approximately $97.4 million would impact the Company’s effective tax rate. As of March 1, 2014 and March 2, 2013, the liability for gross unrecognized tax benefits included approximately $16.9 million and $18.9 million, respectively, of accrued interest. The Company recorded a decrease of interest of approximately $2.0 million and $4.9 million, respectively, for the years ended March 1, 2014 and March 2, 2013 for gross unrecognized tax benefits in the consolidated statement of earnings.

The Company anticipates that any adjustments to gross unrecognized tax benefits which will impact income tax expense, due to the expiration of statutes of limitations, could be approximately $4.0 to $5.0 million in the next twelve months. However, actual results could differ from those currently anticipated.

As of March 1, 2014, the Company operated in all 50 states, the District of Columbia, Puerto Rico, Canada and several other international countries and files income tax returns in the United States and various state, local and international jurisdictions. The Company is currently under examination by the Internal Revenue Service for tax years 2009 through 2011. The Company is also open to examination for state and local jurisdictions with varying statutes of limitations, generally ranging from three to five years.

For fiscal 2013, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 3.07%, benefit for uncertain tax positions of 0.05% and other income tax benefits of 1.42%. For fiscal 2012, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 2.93%, provision for uncertain tax positions of 0.07% and other income tax benefits of 1.50%. For fiscal 2011, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 2.90%, provision for uncertain tax positions of 0.23% and other income tax benefits of 1.13%.

8.     TRANSACTIONS AND BALANCES WITH RELATED PARTIES

In fiscal 2002, the Company had an interest in certain life insurance policies on the lives of its Co-Chairmen and their spouses. The Company’s interest in these policies was equivalent to the net premiums paid by the Company. The agreements relating to the Company’s interest in the life insurance policies on the lives of its Co-Chairmen and their spouses were terminated in fiscal 2003. Upon termination in fiscal 2003, the Co-Chairmen paid to the Company $5.4 million, representing the total amount of premiums paid by the Company under the agreements and the Company was released from its contractual obligation to make substantial future premium payments. In order to confer a benefit to its Co-Chairmen in substitution for the aforementioned terminated agreements, the Company has agreed to pay to the Co-Chairmen, at a future date, an aggregate amount of $4.2 million, which is included in accrued expenses and other current liabilities as of March 1, 2014 and March 2, 2013.

9.     LEASES

The Company leases retail stores, as well as distribution facilities, offices and equipment, under agreements expiring at various dates through 2041. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial in fiscal 2013, 2012 and 2011), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

As of March 1, 2014, future minimum lease payments under non-cancelable operating leases were as follows:

(in thousands)	Operating Leases
Fiscal Year:
2014	$563,973
2015	515,364
2016	458,798
2017	390,422
2018	322,970
Thereafter	998,019
Total future minimum lease payments	$3,249,546

Expenses for all operating leases were $559.8 million, $536.1 million and $456.2 million for fiscal 2013, 2012 and 2011, respectively.

As a result of the Cost Plus World Market acquisition on June 29, 2012 and in addition to the amounts disclosed above, the Company assumed various capital lease obligations. As of March 1, 2014 and March 2, 2013, the capital lease obligations were approximately $3.9 million and $4.4 million, respectively, for which the current and long-term portions are included within accrued expenses and other current liabilities and deferred rent and other liabilities, respectively, in the consolidated balance sheet. Monthly minimum lease payments are accounted for as principal and interest payments. Interest expense for all capital leases was $0.5 million and $0.4 million for fiscal 2013 and 2012, respectively. The minimum capital lease payments, including interest, by fiscal year are: $0.9 million in fiscal 2014, $0.8 million in fiscal 2015, $0.8 million in fiscal 2016, $0.7 million in fiscal 2017, $0.6 million in fiscal 2018 and $2.6 million thereafter.

As a result of the Cost Plus World Market acquisition on June 29, 2012 and in addition to the amounts disclosed above, the Company assumed two sale/leaseback agreements and recorded financing obligations, which approximated the discounted fair value of the minimum lease payments, had a residual fair value at the end of the lease term and are being amortized over the term of the respective agreements, including option periods, of 32 and 35 years. As of March 1, 2014 and March 2, 2013, the sale/leaseback financing obligations were approximately $105.3 million and $105.9 million, respectively, for which the current and long-term portions are included within accrued expenses and other current liabilities and deferred rent and other liabilities, respectively, in the consolidated balance sheet. Monthly lease payments are accounted for as principal and interest payments (at approximate annual interest rates of 7.2% and 10.6%). These sale/leaseback financing obligations, excluding the residual fair value at the end of the lease term, mature as follows: $0.6 million in fiscal 2014, $0.7 million in fiscal 2015, $0.7 million in fiscal 2016, $0.8 million in fiscal 2017, $0.8 million in fiscal 2018 and $78.1 million thereafter.

10.   EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company has five defined contribution savings plans covering all eligible employees of the Company (“the Plans”). During fiscal 2011, a 401(k) savings plan was merged into one of the Plans. Participants of the Plans may defer annual pre-tax compensation subject to statutory and Plan limitations. In addition, a certain percentage of an employee’s contributions are matched by the Company and vest over a specified period of time, subject to certain statutory and Plan limitations. The Company’s match was approximately $12.5 million, $10.9 million and $9.4 million for fiscal 2013, 2012 and 2011, respectively, which was expensed as incurred.

Nonqualified Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan (“NQDC”) for the benefit of employees defined by the Internal Revenue Service as highly compensated. Participants of the NQDC may defer annual pre-tax compensation subject to statutory and plan limitations. In addition, a certain percentage of an employee’s contributions may be matched by the Company and vest over a specified period of time, subject to certain plan limitations. The Company’s match was approximately $0.5 million, $0.5 million and $0.4 million in fiscal 2013, 2012 and 2011, respectively, which was expensed as incurred.

Changes in the fair value of the trading securities related to the NQDC and the corresponding change in the associated liability are included within interest income and selling, general and administrative expenses respectively, in the consolidated statements of earnings. Historically, these changes have resulted in no impact to the consolidated statements of earnings.

Defined Benefit Plan

The Company has a non-contributory defined benefit pension plan for the CTS employees, hired on or before July 31, 2003, who meet specified age and length-of-service requirements. The benefits are based on years of service and the employee’s compensation up until retirement. The Company recognizes the overfunded or underfunded status of the pension plan as an asset or liability in its statement of financial position and recognizes changes in the funded status in the year in which the changes occur. For the years ended March 1, 2014, March 2, 2013 and February 25, 2012, the net periodic pension cost was not material to the Company’s results of operations. The Company has a $9.2 million and $14.4 million liability, which is included in deferred rent and other liabilities as of March 1, 2014 and March 2, 2013, respectively. In addition, as of March 1, 2014 and March 2, 2013, the Company recognized a loss of $0.5 million, net of taxes of $0.4 million, and a loss of $3.8 million, net of taxes of $2.5 million, respectively, within accumulated other comprehensive loss.

11.   COMMITMENTS AND CONTINGENCIES

The Company maintains employment agreements with its Co-Chairmen, which extend through February 25, 2017. The agreements provide for a base salary (which may be increased by the Board of Directors), termination payments, postretirement benefits and other terms and conditions of employment. In addition, the Company maintains employment agreements with other executives which provide for severance pay and, in some instances, certain other supplemental retirement benefits.

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

12.   SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of $562.4 million, $550.6 million and $568.6 million in fiscal 2013, 2012 and 2011, respectively. In addition, the Company had interest payments of approximately $9.2 million and $6.0 million in fiscal 2013 and 2012, respectively. The amount of interest paid by the Company in fiscal 2011 was not material.

The Company recorded an accrual for capital expenditures of $50.2 million, $37.0 million and $28.8 million as of March 1, 2014, March 2, 2013 and February 25, 2012, respectively.

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

Stock-based compensation expense for the fiscal year ended March 1, 2014, March 2, 2013 and February 25, 2012 was approximately $56.2 million ($35.6 million after tax or $0.17 per diluted share), $47.2 million ($30.0 million after tax or $0.13 per diluted share) and approximately $45.2 million ($28.5 million after tax or $0.12 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the years ended March 1, 2014 and March 2, 2013 was approximately $1.6 million and $1.3 million, respectively.

Incentive Compensation Plans

The Company currently grants awards under the Bed Bath & Beyond 2012 Incentive Compensation Plan (the “2012 Plan”), which amended and restated the Bed Bath & Beyond 2004 Incentive Compensation Plan (the “2004 Plan”). The 2012 Plan includes an aggregate of 43.2 million common shares authorized for issuance and the ability to grant incentive stock options. Outstanding awards that were covered by the 2004 Plan continue to be in effect under the 2012 Plan.

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

The Company generally issues new shares for stock option exercises and restricted stock awards. As of March 1, 2014, unrecognized compensation expense related to the unvested portion of the Company’s stock options and restricted stock awards was $25.4 million and $130.3 million, respectively, which is expected to be recognized over a weighted average period of 2.7 years and 3.5 years, respectively.

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

	FISCAL YEAR ENDED
Black-Scholes Valuation Assumptions (1)	March 1, 2014	March 2, 2013	February 25, 2012

Weighted Average Expected Life (in years) (2)	6.6	6.5	6.2
Weighted Average Expected Volatility (3)	29.27%	31.07%	30.59%
Weighted Average Risk Free Interest Rates (4)	1.11%	1.14%	2.34%
Expected Dividend Yield	-	-	-

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
(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the fiscal year ended March 1, 2014 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	5,006	$42.32
Granted	563	69.78
Exercised	(1,375)	39.75
Forfeited or expired	(2)	39.12
Options outstanding, end of period	4,192	$46.85
Options exercisable, end of period	2,403	$39.11

The weighted average fair value for the stock options granted in fiscal 2013, 2012 and 2011 was $22.28, $22.95 and $19.65, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of March 1, 2014 was 3.9 years and $89.7 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of March 1, 2014 was 2.7 years and $69.1 million, respectively. The total intrinsic value for stock options exercised during fiscal 2013, 2012 and 2011 was $44.6 million, $38.8 million and $101.5 million, respectively.

Net cash proceeds from the exercise of stock options for fiscal 2013 were $54.8 million and the net associated income tax benefit was $20.1 million.

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

Changes in the Company’s restricted stock for the fiscal year ended March 1, 2014 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant- Date Fair Value
Unvested restricted stock, beginning of period	4,063	$45.98
Granted	1,016	69.82
Vested	(988)	38.76
Forfeited	(148)	53.34
Unvested restricted stock, end of period	3,943	$53.66

14.   SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

		FISCAL 2013 QUARTER ENDED				FISCAL 2012 QUARTER ENDED
(in thousands, except per share data)	June 1, 2013	August 31, 2013	November 30, 2013	March 1, 2014	May 26, 2012	August 25, 2012	November 24, 2012	March 2, 2013

Net sales	$2,612,140	$2,823,672	$2,864,837	$3,203,314	$2,218,292	$2,593,015	$2,701,801	$3,401,477
Gross profit	1,032,971	1,113,484	1,121,690	1,297,437	887,199	1,032,669	1,074,010	1,394,877
Operating profit	323,101	389,766	374,647	527,073	313,398	365,137	361,649	598,034
Earnings before provision for income taxes	322,876	388,091	375,961	526,519	312,342	365,406	358,527	597,784
Provision for income taxes	120,386	138,787	138,764	193,220	105,506	141,076	125,777	223,912
Net earnings	$202,490	$249,304	$237,197	$333,299	$206,836	$224,330	$232,750	$373,872
EPS-Basic (1)	$0.94	$1.18	$1.13	$1.62	$0.90	$0.99	$1.04	$1.70
EPS-Diluted (1)	$0.93	$1.16	$1.12	$1.60	$0.89	$0.98	$1.03	$1.68

(1) Net earnings per share ("EPS") amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Bed Bath & Beyond Inc.:

We have audited the accompanying consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries as of March 1, 2014 and March 2, 2013, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended March 1, 2014. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bed Bath & Beyond Inc. and subsidiaries as of March 1, 2014 and March 2, 2013, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended March 1, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 1, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in September 1992, and our report dated April 29, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
April 29, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
Bed Bath & Beyond Inc.:

We have audited Bed Bath & Beyond Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of March 1, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in September 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing in Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 1, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in September 1992.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries as of March 1, 2014 and March 2, 2013, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended March 1, 2014, and our report dated April 29, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
April 29, 2014

ITEM 9 –	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A –	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Based on their evaluation as of March 1, 2014, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of March 1, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Our management has concluded that, as of March 1, 2014, our internal control over financial reporting is effective based on these criteria.

(c) Attestation Report of the Independent Registered Public Accounting Firm

KPMG LLP issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B –	OTHER INFORMATION

None.

PART III

ITEM 10 –	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Directors of the Company

Information relative to Directors of the Company is set forth under the section captioned “Election of Directors” in the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders (“the Proxy Statement”) and is incorporated herein by reference.

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

ITEM 11 –	EXECUTIVE COMPENSATION

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

The following table provides certain information as of March 1, 2014 with respect to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)
Stock Options	4,189,888	46.85	24,506,669
Equity compensation plans not approved by shareholders (2)
Stock Options	2,400	39.28
Total (3)	4,192,288	46.85	24,506,669

(1)	These plans consist of the Company’s 2004 Incentive Compensation Plan and the 2012 Incentive Compensation Plan, which amended and restated the 2004 Incentive Compensation Plan.
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

ITEM 14 –	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is in the Proxy Statement and is incorporated herein by reference from the Proxy Statement.

PART IV

ITEM 15 –	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	Consolidated Financial Statements of Bed Bath & Beyond Inc. and subsidiaries are incorporated under Item 8 of this Form 10-K.

(a) (2)     Financial Statement Schedules

For the Fiscal Years Ended March 1, 2014, March 2, 2013 and February 25, 2012.

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
April 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Warren Eisenberg	Co-Chairman and Director	April 29, 2014
Warren Eisenberg

/s/ Leonard Feinstein	Co-Chairman and Director	April 29, 2014
Leonard Feinstein

/s/ Steven H. Temares	Chief Executive Officer	April 29, 2014
Steven H. Temares	and Director

/s/ Susan E. Lattmann	Chief Financial Officer and Treasurer	April 29, 2014
Susan E. Lattmann	(Principal Financial and Accounting
Officer)

/s/ Dean S. Adler	Director	April 29, 2014
Dean S. Adler

/s/ Stanley Barshay	Director	April 29, 2014
Stanley Barshay

/s/ Geraldine Elliott	Director	April 29, 2014
Geraldine Elliott

/s/ Klaus Eppler	Director	April 29, 2014
Klaus Eppler

/s/ Patrick R. Gaston	Director	April 29, 2014
Patrick R. Gaston

/s/ Jordan Heller	Director	April 29, 2014
Jordan Heller

/s/ Victoria A. Morrison	Director	April 29, 2014
Victoria A. Morrison

Bed Bath & Beyond Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts
Fiscal Years Ended March 1, 2014, March 2, 2013 and February 25, 2012
(amounts in millions)

Column A	Column B	Column C	Column C	Column D	Column E

Description	Balance at Beginning of Period	Additions Charged to Income	Additions Charged to Other Accounts	Adjustments and/or Deductions	Balance at End of Period
Sales Returns and Allowance

Year Ended:
March 1, 2014	$40.0	$706.6	$-	$701.6	$45.0
March 2, 2013	37.6	625.1	-	622.7	40.0
February 25, 2012	32.4	593.4	-	588.2	37.6

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

10.39*	Bed Bath & Beyond Inc. 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on June 26, 2012)

10.40*	Performance-Based Form of Restricted Stock Agreement under 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K for the year ended March 1, 2013)

10.41*	Form of Stock Option Agreement under 2012 Stock Option Plan (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the year ended March 1, 2013)

10.42*	Notice of Amendment to Restricted Stock Agreements, dated on or before June 11, 2012 (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended March 1, 2013)

10.43*	Letter agreement dated as of June 28, 2013 between the Company and Warren Eisenberg (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 2, 2013)

10.44*	Letter agreement dated as of June 28, 2013 between the Company and Leonard Feinstein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 2, 2013)

10.45*
Amendment dated as of February 26, 2014 to Amended and Restated Employment Agreement between the Company and Warren Eisenberg, dated as of December 31, 2008, as previously amended as of June 29, 2010 and August 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on February 28, 2014)

10.46*
Amendment dated as of February 26, 2014 to Amended and Restated Employment Agreement between the Company and Leonard Feinstein, dated as of December 31, 2008, as previously amended as of June 29, 2010 and August 13, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on February 28, 2014)

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

___________________________

*	This is a management contract or compensatory plan or arrangement.
**	Filed herewith.