Form 10-Q
period 2014-05-31
BED BATH & BEYOND INC
filed 2014-06-27
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 31, 2014
Common Stock - $0.01 par value	201,953,919

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	May 31, 2014	March 1, 2014

Assets
Current assets:
Cash and cash equivalents	$536,568	$366,516
Short term investment securities	176,242	489,331
Merchandise inventories	2,699,722	2,578,956
Other current assets	422,717	379,807

Total current assets	3,835,249	3,814,610

Long term investment securities	89,746	87,393
Property and equipment, net	1,559,880	1,579,804
Goodwill	486,279	486,279
Other assets	391,174	387,947

Total assets	$6,362,328	$6,356,033

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,108,449	$1,104,668
Accrued expenses and other current liabilities	369,039	385,954
Merchandise credit and gift card liabilities	290,055	284,216
Current income taxes payable	120,039	65,121

Total current liabilities	1,887,582	1,839,959

Deferred rent and other liabilities	489,334	486,996
Income taxes payable	91,065	87,791

Total liabilities	2,467,981	2,414,746

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	-	-

Common stock - $0.01 par value; authorized - 900,000 shares; issued 335,672 and 334,941 shares, respectively; outstanding 201,954 and 205,405 shares, respectively	3,357	3,350
Additional paid-in capital	1,708,520	1,673,217
Retained earnings	8,782,954	8,595,902
Treasury stock, at cost; 133,718 and 129,536 shares, respectively	(6,590,218)	(6,317,335)
Accumulated other comprehensive loss	(10,266)	(13,847)

Total shareholders' equity	3,894,347	3,941,287

Total liabilities and shareholders' equity	$6,362,328	$6,356,033

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three Months Ended

	May 31, 2014	June 1, 2013

Net sales	$2,656,698	$2,612,140

Cost of sales	1,625,813	1,579,169

Gross profit	1,030,885	1,032,971

Selling, general and administrative expenses	730,184	709,870

Operating profit	300,701	323,101

Interest expense, net	2,094	225

Earnings before provision for income taxes	298,607	322,876

Provision for income taxes	111,555	120,386

Net earnings	$187,052	$202,490

Net earnings per share - Basic	$0.94	$0.94
Net earnings per share - Diluted	$0.93	$0.93

Weighted average shares outstanding - Basic	199,619	215,451
Weighted average shares outstanding - Diluted	202,096	218,335

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	Three Months Ended
	May 31, 2014	June 1, 2013

Net earnings	$187,052	$202,490

Other comprehensive income (loss):

Change in temporary impairment of auction rate securities, net of taxes	38	(222)
Pension adjustment, net of taxes	72	167
Currency translation adjustment	3,471	(1,633)

Other comprehensive income (loss)	3,581	(1,688)

Comprehensive income	$190,633	$200,802

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended
	May 31, 2014	June 1, 2013

Cash Flows from Operating Activities:

Net earnings	$187,052	$202,490
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	58,371	52,697
Stock-based compensation	18,162	14,803
Tax benefit from stock-based compensation	5,913	10,213
Deferred income taxes	(21,855)	(17,229)
Other	(298)	(302)
Increase in assets, net of effect of acquisitions:
Merchandise inventories	(120,766)	(74,509)
Trading investment securities	(2,293)	(3,911)
Other current assets	(22,331)	(24,518)
Other assets	(1,780)	(3,898)
Increase (decrease) in liabilities, net of effect of acquisitions:
Accounts payable	33,712	73,497
Accrued expenses and other current liabilities	(13,444)	(22,018)
Merchandise credit and gift card liabilities	5,839	11,464
Income taxes payable	58,192	49,151
Deferred rent and other liabilities	2,456	4,566

Net cash provided by operating activities	186,930	272,496

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	(39,369)	(369,268)
Redemption of held-to-maturity investment securities	352,500	337,500
Capital expenditures	(67,918)	(64,966)

Net cash provided by (used in) investing activities	245,213	(96,734)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	9,705	22,469
Excess tax benefit from stock-based compensation	1,087	1,084
Repurchase of common stock, including fees	(272,883)	(324,436)

Net cash used in financing activities	(262,091)	(300,883)

Net increase (decrease) in cash and cash equivalents	170,052	(125,121)

Cash and cash equivalents:

Beginning of period	366,516	564,971
End of period	$536,568	$439,850

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of May 31, 2014 and March 1, 2014 and the results of its operations, comprehensive income and cash flows for the three months ended May 31, 2014 and June 1, 2013, respectively.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by U.S. generally accepted accounting principles (“GAAP”). Reference should be made to Bed Bath & Beyond Inc.'s Annual Report on Form 10-K for the fiscal year ended March 1, 2014 for additional disclosures, including a summary of the Company's significant accounting policies, and to subsequently filed Forms 8-K.

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

As of May 31, 2014, the Company’s financial assets utilizing Level 1 inputs include long term trading investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 4).

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

3) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $93.2 million and $87.4 million as of May 31, 2014 and March 1, 2014, respectively.

4) Investment Securities

The Company’s investment securities as of May 31, 2014 and March 1, 2014 are as follows:

(in millions)	May 31, 2014	March 1, 2014
Available-for-sale securities:
Long term	$47.7	$47.7

Trading securities:
Long term	42.0	39.7

Held-to-maturity securities:
Short term	176.2	489.3
Total investment securities	$265.9	$576.7

Auction Rate Securities

As of May 31, 2014 and March 1, 2014, the Company’s available-for-sale investment securities represented approximately $51.0 million par value of auction rate securities, consisting of preferred shares of closed end municipal bond funds, less temporary valuation adjustments of approximately $3.3 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings.

U.S. Treasury Securities

As of May 31, 2014 and March 1, 2014, the Company’s short term held-to-maturity securities included approximately $176.2 million and approximately $489.3 million, respectively, of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation).

Long Term Trading Investment Securities

The Company’s long term trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $42.0 million and $39.7 million as of May 31, 2014 and March 1, 2014, respectively.

5) Property and Equipment

As of May 31, 2014 and March 1, 2014, included in property and equipment, net is accumulated depreciation and amortization of approximately $2.1 billion and $2.0 billion, respectively.

6) Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense, net of estimated forfeitures, in its consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards, stock options and performance share units. The Company’s restricted stock awards are considered nonvested share awards.

Stock-based compensation expense for the three months ended May 31, 2014 and June 1, 2013 was approximately $18.2 million ($11.4 million after tax or $0.06 per diluted share) and approximately $14.8 million ($9.3 million after tax or $0.04 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the three months ended May 31, 2014 and June 1, 2013 was approximately $0.4 million.

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

The 2012 Plan is a flexible compensation plan that enables the Company to offer incentive compensation through stock options (whether nonqualified stock options or incentive stock options), restricted stock awards, stock appreciation rights, performance awards and other stock based awards, including cash awards. Under the 2012 Plan, grants are determined by the Compensation Committee for those awards granted to executive officers and by an appropriate committee for all other awards granted. Awards of stock options and restricted stock generally vest in five equal annual installments beginning one to three years from the date of grant. Awards of performance share units generally vest over a period of four years from the date of grant dependent on the Company’s achievement of performance-based tests and subject, in general, to the executive remaining in the Company's service on specified vesting dates.

The Company generally issues new shares for stock option exercises, restricted stock awards and vesting of performance share units. As of May 31, 2014, unrecognized compensation expense related to the unvested portion of the Company’s stock options, restricted stock awards and performance share units was $33.6 million, $148.0 million and $23.7 million, respectively, which is expected to be recognized over a weighted average period of 3.4 years, 4.1 years and 3.2 years, respectively.

Stock Options

Stock option grants are issued at fair market value on the date of grant and generally become exercisable in either three or five equal annual installments beginning one year from the date of grant for options issued since May 10, 2010, and beginning one to three years from the date of grant for options issued prior to May 10, 2010, in each case, subject, in general to the recipient remaining in the Company’s service on specified vesting dates. Option grants expire eight years after the date of grant for stock options issued since May 10, 2004, and expire ten years after the date of grant for stock options issued prior to May 10, 2004. All option grants are nonqualified.

The fair value of the stock options granted is estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	Three Months Ended
Black-Scholes Valuation Assumptions (1)	May 31, 2014	June 1, 2013

Weighted Average Expected Life (in years) (2)	6.6	6.6
Weighted Average Expected Volatility (3)	28.31%	29.27%
Weighted Average Risk Free Interest Rates (4)	2.11%	1.11%
Expected Dividend Yield	-	-

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
(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the three months ended May 31, 2014 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	4,192	$46.85
Granted	523	62.34
Exercised	(252)	38.56
Forfeited or expired	-	-
Options outstanding, end of period	4,463	$49.13
Options exercisable, end of period	2,765	$41.92

The weighted average fair value for the stock options granted during the first three months of fiscal 2014 and 2013 was $20.96 and $22.28, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of May 31, 2014 was 4.3 years and $62.2 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of May 31, 2014 was 3.1 years and $55.0 million, respectively. The total intrinsic value for stock options exercised during the first three months of fiscal 2014 and 2013 was $6.4 million and $15.5 million, respectively.

Net cash proceeds from the exercise of stock options for the first three months of fiscal 2014 were $9.7 million and the net associated income tax benefit was $7.0 million.

Restricted Stock

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test for the fiscal year of grant and, assuming achievement of the performance-based test, time vesting, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. The Company recognizes compensation expense related to these awards based on the assumption that the performance-based test will be achieved. Vesting of restricted stock awarded to the Company’s other employees is based solely on time vesting.

Changes in the Company’s restricted stock for the three months ended May 31, 2014 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	3,943	$53.66
Granted	505	62.47
Vested	(820)	43.14
Forfeited	(26)	60.61
Unvested restricted stock, end of period	3,602	$57.24

Performance Share Units

Performance share units (“PSUs”) are issued and measured at fair market value on the date of grant.  Vesting of PSUs awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test during a one-year period from the date of grant and during a three-year period from the date of grant and, assuming achievement of the performance-based test, time vesting, subject, in general, to the executive remaining in the Company’s service on specified vesting dates.  Performance during the one-year period will be based on Earnings Before Income Tax (“EBIT”) margin relative to a peer group of the Company comprising 50 companies selected within the first 90 days of the performance period.  Upon achievement of the one-year performance-based test, the corresponding PSUs will vest annually in substantially equal installments over a three year period starting one year from the date of grant.  Performance during the three-year period will be based on Return on Invested Capital (“ROIC”) relative to such peer group.  Upon achievement of the three-year performance-based test, the corresponding PSUs will vest on the fourth anniversary date of grant. The awards based on EBIT margin and ROIC are capped at 150% of target achievement, with a floor of zero.  PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the assumption that 100% of the target award will be achieved and will evaluate this assumption quarterly and will adjust compensation expense related to these awards, as appropriate. Prior to the first quarter of fiscal 2014, the Company had not granted any PSUs.  For the three months ended May 31, 2014, the Company granted 390,803 PSUs with a weighted average grant date fair value of $62.34.

7) Shareholders’ Equity

Between December 2004 and December 2012, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $7.450 billion of its shares of common stock. The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company also purchases shares of its common stock to cover employee related taxes withheld on vested restricted stock awards. In the first three months of fiscal 2014, the Company repurchased approximately 4.2 million shares of its common stock for a total cost of approximately $272.9 million, bringing the aggregate total of common stock repurchased to approximately 133.7 million shares for a total cost of approximately $6.6 billion since the initial authorization in December 2004. The Company has approximately $0.9 billion remaining of authorized share repurchases as of May 31, 2014.

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

Stock-based awards for the three months ended May 31, 2014 and June 1, 2013 of approximately 2.2 million and 1.5 million, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

9) Lines of Credit

At May 31, 2014, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of September 2, 2014 and February 28, 2015, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first three months of fiscal 2014, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

10) Supplemental Cash Flow Information

The Company paid income taxes of $69.9 million and $76.7 million in the first three months of fiscal 2014 and 2013, respectively. In addition, the Company had interest payments of approximately $2.3 million and $2.4 million in the first three months of fiscal 2014 and 2013, respectively.

The Company recorded an accrual for capital expenditures of $20.2 million and $27.4 million as of May 31, 2014 and June 1, 2013, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a retailer which operates under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, “CTS”), Harmon or Harmon Face Values (collectively, “Harmon”), buybuy BABY (“Baby”) and World Market, Cost Plus World Market or Cost Plus (collectively, “Cost Plus World Market”). Customers can purchase products from the Company either in store, online or through a mobile device. The Company has the developing ability to have customer purchases picked up in store or shipped direct to the customer from the Company’s distribution facilities, stores or vendors. The Company also operates Linen Holdings, a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, food service, healthcare and other industries. Additionally, the Company is a partner in a joint venture which operates five retail stores in Mexico under the name Bed Bath & Beyond.

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

The following represents an overview of the Company’s financial performance for the periods indicated:

•	For the three months ended May 31, 2014, the Company’s net sales were $2.657 billion, an increase of approximately 1.7%, as compared with the three months ended June 1, 2013.

•	Comparable sales for the fiscal first quarter of 2014 increased by approximately 0.4% as compared with an increase of approximately 3.4% for the corresponding period last year.

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

•	Gross profit for the three months ended May 31, 2014 was $1.031 billion, or 38.8% of net sales, compared with $1.033 billion, or 39.5% of net sales, for the three months ended June 1, 2013.

•
Selling, general and administrative expenses (“SG&A”) for the three months ended May 31, 2014 were $730.2 million, or 27.5% of net sales, compared with $709.9 million, or 27.2% of net sales, for the three months ended June 1, 2013.

•
The effective tax rate for the three months ended May 31, 2014 was 37.4% compared with 37.3% for the three months ended June 1, 2013. The tax rate included discrete tax items resulting in net benefits of approximately $1.8 million and $2.6 million, respectively, for the three months ended May 31, 2014 and June 1, 2013.

•
For the three months ended May 31, 2014, net earnings per diluted share were $0.93 ($187.1 million) as compared with net earnings per diluted share of $0.93 ($202.5 million) for the three months ended June 1, 2013.

During the three months ended May 31, 2014, the Company made progress on certain initiatives including: continuing to add new functionality and assortment to its selling websites, mobile sites and applications; furthering the development work necessary for a new and more robust point of sale system; continuing the deployment of systems and equipment to allow the Company’s stores to take advantage of new technologies and processes; continuing to strengthen its information technology, analytics, marketing and e-commerce groups; and opening an additional distribution facility for both direct to customer and store fulfillment.

Capital expenditures for the three months ended May 31, 2014 and June 1, 2013 were $67.9 million and $65.0 million, respectively. The Company remains committed to making the required investments in its infrastructure to help position the Company for continued growth and success. The Company continues to review and prioritize its capital needs while continuing to make investments, principally for information technology enhancements, new stores, existing store improvements, and other projects whose impact is considered important to its future.

During the three months ended May 31, 2014 and June 1, 2013, the Company repurchased approximately 4.2 million and 5.0 million shares, respectively, of its common stock at a total cost of approximately $272.9 million and $324.4 million, respectively. Since the end of the fiscal first quarter of 2012, the Company has returned approximately 90% of its cash flows from operations to its shareholders through share repurchase programs. The Company’s share repurchase program could change, and would be influenced by several factors, including business and market conditions. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

During the three months ended May 31, 2014, the Company opened a total of five new stores. In addition, the Company continued to optimize its operations in a number of trade areas through renovating stores across its concepts and repositioning its stores in various markets, which also included the closing of one store during the fiscal first quarter of 2014. The Company plans to continue to expand its operations and invest in its infrastructure to reach its long term objectives. In fiscal 2014, the Company expects to open approximately 22 new stores company-wide with the potential of up to six additional stores before the end of the fiscal year, and will continue to renovate stores or reposition stores within various markets, when appropriate. Additionally, during fiscal 2014, the Company will continue to enhance its omnichannel capabilities, through, among other things, continuing to add new functionality and assortment to its selling websites, mobile sites and applications and opening an additional distribution facility for both direct to customer and store fulfillment.

Results of Operations

Net Sales

Net sales for the three months ended May 31, 2014 were $2.657 billion, an increase of $44.6 million or approximately 1.7% over net sales of $2.612 billion for the corresponding quarter last year. For the three months ended May 31, 2014, approximately 24% of the increase was attributable to an increase in comparable sales and approximately 76% of the increase was primarily attributable to an increase in the Company’s new store sales and Linen Holdings.

For the three months ended May 31, 2014, comparable sales, which includes 1,456 stores, represented $2.565 billion of net sales and for the three months ended June 1, 2013, comparable sales, which includes 1,169 stores, represented $2.289 billion of net sales. The number of stores includes only those which constituted a comparable store for the entire respective fiscal period. The increase in comparable sales for the three months ended May 31, 2014 was approximately 0.4%, as compared with an increase of approximately 3.4% for the comparable period last year. The increase in comparable sales for the fiscal first quarter of 2014 was due to a slight increase in the average transaction amount partially offset by a slight decrease in the number of transactions.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 36% and 64% of net sales, respectively, for the three months ended May 31, 2014 and approximately 37% and 63% of net sales, respectively, for the three months ended June 1, 2013.

Gross Profit

Gross profit for the three months ended May 31, 2014 was $1.031 billion, or 38.8% of net sales, compared with $1.033 billion, or 39.5% of net sales, for the three months ended June 1, 2013. The decrease in the gross profit margin as a percentage of net sales for the three months ended May 31, 2014 was primarily attributed to an increase in coupon expense, resulting from an increase in redemptions and a slight increase in the average coupon amount, an increase in net direct to customer shipping expense, which was impacted by the Company’s free shipping threshold, and a shift in the mix of merchandise sold to lower margin categories.

Selling, General and Administrative Expenses

SG&A for the three months ended May 31, 2014 was $730.2 million, or 27.5% of net sales, compared with $709.9 million, or 27.2% of net sales, for the three months ended June 1, 2013. The percentage of net sales increase in SG&A for the three months ended May 31, 2014 was primarily due to higher technology expenses and related depreciation.

Operating Profit

Operating profit for the three months ended May 31, 2014 was $300.7 million, or 11.3% of net sales, compared with $323.1 million, or 12.4% of net sales, during the comparable period last year. The change in operating profit as a percentage of net sales was the result of the changes in gross profit margin and SG&A as a percentage of net sales as described above.

Income Taxes

The effective tax rate for the three months ended May 31, 2014 was 37.4% compared with 37.3% for the three months ended June 1, 2013. The tax rate for the three months ended May 31, 2014 and June 1, 2013 included a net benefit of approximately $1.8 million and $2.6 million, respectively, primarily due to the recognition of favorable discrete state tax items.

The Company expects continued volatility in the effective tax rate from quarter to quarter because the Company is required each quarter to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net Earnings

As a result of the factors described above, net earnings for the three months ended May 31, 2014 were $187.1 million compared with $202.5 million for the corresponding period in fiscal 2013.

Expansion Program

The Company is engaged in an ongoing expansion program involving the evolution of its omnichannel shopping environment, the opening of new stores in both new and existing markets, the expansion or renovation of existing stores, the repositioning of stores within markets when appropriate and the continuous review of strategic acquisitions.

As a result of this program, as of May 31, 2014, the Company operated 1,500 stores plus its various websites, other interactive platforms and distribution facilities. The Company’s 1,500 stores operate in all 50 states, the District of Columbia, Puerto Rico and Canada, including:  1,015 BBB stores, 266 Cost Plus World Market stores, 91 Baby stores, 78 CTS stores and 50 Harmon stores. During the first quarter of 2014, the Company opened a total of five new stores.  In addition, the Company continued to optimize its operations in a number of trade areas through renovating stores across its concepts and repositioning its stores in various markets, which also included the closing of one store during the fiscal first quarter of 2014.  At the end of the first quarter of 2014, Company-wide total store square footage, net of openings and closings for all concepts, was approximately 42.7 million square feet. Additionally, the Company is a partner in a joint venture which opened one store in the first quarter of fiscal 2014 and as of May 31, 2014, operated a total of five retail stores in Mexico under the name Bed Bath & Beyond.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long term objectives. For all of fiscal 2014, the Company expects to open approximately 22 new stores company-wide with the potential of up to six additional stores before the end of the fiscal year, and will continue to renovate stores or reposition stores within various markets, when appropriate. Additionally, the Company will continue to place health and beauty care offerings in selected stores as well as Baby and specialty food and beverage departments in selected BBB stores. The continued growth of the Company is dependent, in part, upon the Company’s ability to execute its expansion program successfully. Additionally, during fiscal 2014, the Company plans to continue to add new functionality and assortment to its selling websites, mobile sites and applications; further the development work necessary for a new and more robust point of sale system; continue the deployment of systems and equipment to allow the Company’s stores to take advantage of new technologies and processes; continue to strengthen its information technology, analytics, marketing and e-commerce groups and open an additional distribution facility for both direct to customer and store fulfillment.

Liquidity and Capital Resources

The Company has been able to finance its operations, including its expansion program, entirely through internally generated funds.  For fiscal 2014, the Company believes that it can continue to finance its operations, including its expansion program and planned capital expenditures, entirely through existing and internally generated funds. Capital expenditures for fiscal 2014, principally for information technology enhancements, including omnichannel capabilities, new stores, existing store improvements, and other projects are planned to be approximately $350 million, subject to the timing and composition of the projects. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Fiscal 2014 compared to Fiscal 2013

Net cash provided by operating activities for the three months ended May 31, 2014 was $186.9 million, compared with $272.5 million in the corresponding period in fiscal 2013. Year over year, the Company experienced an increase in cash used by the net components of working capital (primarily merchandise inventories and accounts payable) and a decrease in net earnings.

Retail inventory at cost per square foot was $62.31 as of May 31, 2014, compared to $59.51 as of June 1, 2013.

Net cash provided by investing activities for the three months ended May 31, 2014 was $245.2 million, compared with net cash used in investing activities of $96.7 million in the corresponding period of fiscal 2013. For the three months ended May 31, 2014, net cash provided by investing activities was primarily due to $313.1 million of redemptions of investment securities, net of purchases, partially offset by $67.9 million of capital expenditures. For the three months ended June 1, 2013, net cash used in investing activities was due to $65.0 million of capital expenditures and $31.8 million of purchases of investment securities, net of redemptions.

Net cash used in financing activities for the three months ended May 31, 2014 was $262.1 million, compared with $300.9 million in the corresponding period of fiscal 2013. The decrease in net cash used was primarily due to a decrease in common stock repurchases of $51.6 million, partially offset by a $12.8 million decrease in cash proceeds from the exercise of stock options.

Seasonality

The Company’s sales exhibit seasonality with sales levels generally higher in the calendar months of August, November and December, and generally lower in February.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2014 (“2013 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the first three months of fiscal 2014.

Forward-Looking Statements

This Form 10-Q may contain forward-looking statements. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, and similar words and phrases. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment; consumer preferences and spending habits; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; civil disturbances and terrorist acts; unusual weather patterns and natural disasters; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise and other costs and expenses; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s expansion program; the ability to assess and implement technologies in support of the Company’s development of its omnichannel capabilities;  uncertainty in financial markets; disruptions to the Company’s information technology systems including but not limited to security breaches of systems protecting consumer and employee information; reputational risk arising from challenges to the Company’s or a third party supplier’s compliance with various laws, regulations or standards, including those related to labor, health, safety, privacy or the environment; changes to statutory, regulatory and legal requirements; new, or developments in existing, litigation, claims or assessments; changes to, or new, tax laws or interpretation of existing tax laws; changes to, or new, accounting standards including, without limitation, changes to lease accounting standards; and the integration of acquired businesses. The Company does not undertake any obligation to update its forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at May 31, 2014 are similar to those disclosed in Item 7A of the Company’s 2013 Form 10-K.

Item 4.  Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of May 31, 2014 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, carefully consider the factors discussed under “Risk Factors” in the Company’s 2013 Form 10-K as filed with the Securities and Exchange Commission. These risks could materially adversely affect the Company’s business, financial condition and results of operations. These risks are not the only risks the Company faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that the Company currently considers immaterial to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of fiscal 2014 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share (2)	or Programs (1)	Programs (1) (2)
March 2, 2014 - March 29, 2014	1,391,100	$68.20	1,391,100	$1,039,448,624
March 30, 2014 - April 26, 2014	1,134,000	$66.58	1,134,000	$963,941,823
April 27, 2014 - May 31, 2014	1,656,900	$61.84	1,656,900	$861,473,878
Total	4,182,000	$65.24	4,182,000	$861,473,878

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

BED BATH & BEYOND INC.
(Registrant)

Date: June 27, 2014	By: /s/ Susan E. Lattmann
Susan E. Lattmann
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Form of Standard Performance Unit Agreement under 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 9, 2014).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document