Form 10-Q
period 2014-08-30
BED BATH & BEYOND INC
filed 2014-10-08
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended August 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 30, 2014
Common Stock - $0.01 par value	185,238,795

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	August 30, 2014	March 1, 2014

Assets
Current assets:
Cash and cash equivalents	$1,226,627	$366,516
Short term investment securities	59,999	489,331
Merchandise inventories	2,758,726	2,578,956
Other current assets	434,416	379,807

Total current assets	4,479,768	3,814,610

Long term investment securities	92,383	87,393
Property and equipment, net	1,576,912	1,579,804
Goodwill	486,279	486,279
Other assets	398,918	387,947

Total assets	$7,034,260	$6,356,033

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,258,568	$1,104,668
Accrued expenses and other current liabilities	407,178	385,954
Merchandise credit and gift card liabilities	294,658	284,216
Current income taxes payable	46,494	60,298

Total current liabilities	2,006,898	1,835,136

Deferred rent and other liabilities	487,425	486,996
Income taxes payable	100,758	92,614
Long term debt	1,500,000	-

Total liabilities	4,095,081	2,414,746

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	-	-

Common stock - $0.01 par value; authorized - 900,000 shares; issued 335,904 and 334,941 shares, respectively; outstanding 185,239 and 205,405 shares, respectively	3,359	3,350
Additional paid-in capital	1,560,126	1,673,217
Retained earnings	9,006,907	8,595,902
Treasury stock, at cost; 150,665 and 129,536 shares, respectively	(7,620,595)	(6,317,335)
Accumulated other comprehensive loss	(10,618)	(13,847)

Total shareholders' equity	2,939,179	3,941,287

Total liabilities and shareholders' equity	$7,034,260	$6,356,033

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013

Net sales	$2,944,905	$2,823,672	$5,601,603	$5,435,812

Cost of sales	1,810,860	1,710,188	3,436,673	3,289,357

Gross profit	1,134,045	1,113,484	2,164,930	2,146,455

Selling, general and administrative expenses	765,304	723,718	1,495,488	1,433,588

Operating profit	368,741	389,766	669,442	712,867

Interest expense, net	9,528	1,675	11,622	1,900

Earnings before provision for income taxes	359,213	388,091	657,820	710,967

Provision for income taxes	135,260	138,787	246,815	259,173

Net earnings	$223,953	$249,304	$411,005	$451,794

Net earnings per share - Basic	$1.18	$1.18	$2.11	$2.11
Net earnings per share - Diluted	$1.17	$1.16	$2.09	$2.09

Weighted average shares outstanding - Basic	189,625	212,134	194,622	213,792
Weighted average shares outstanding - Diluted	191,496	214,697	196,796	216,516

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013

Net earnings	$223,953	$249,304	$411,005	$451,794

Other comprehensive income (loss):

Change in temporary impairment of auction rate securities, net of taxes	(169)	(666)	(131)	(888)
Pension adjustment, net of taxes	376	196	448	363
Currency translation adjustment	(559)	(2,440)	2,912	(4,073)

Other comprehensive income (loss)	(352)	(2,910)	3,229	(4,598)

Comprehensive income	$223,601	$246,394	$414,234	$447,196

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended
	August 30, 2014	August 31, 2013

Cash Flows from Operating Activities:
Net earnings	$411,005	$451,794
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	117,795	105,160
Stock-based compensation	33,760	28,439
Tax benefit from stock-based compensation	6,460	12,036
Deferred income taxes	(26,113)	(13,722)
Other	(756)	(666)
Increase in assets, net of effect of acquisitions:
Merchandise inventories	(179,770)	(125,033)
Trading investment securities	(5,209)	(5,696)
Other current assets	(28,918)	(46,977)
Other assets	(2,179)	(3,624)
Increase (decrease) in liabilities, net of effect of acquisitions:
Accounts payable	195,651	135,589
Accrued expenses and other current liabilities	24,136	(1,886)
Merchandise credit and gift card liabilities	10,442	12,800
Income taxes payable	(5,660)	(57,031)
Deferred rent and other liabilities	3,846	4,412
Net cash provided by operating activities	554,490	495,595

Cash Flows from Investing Activities:
Purchase of held-to-maturity investment securities	(84,367)	(652,342)
Redemption of held-to-maturity investment securities	513,750	646,875
Capital expenditures	(156,136)	(130,322)
Net cash provided by (used in) investing activities	273,247	(135,789)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	9,704	36,230
Proceeds from issuance of senior unsecured notes	1,500,000	-
Payment of deferred financing costs	(10,157)	-
Prepayment under share repurchase agreement	(165,000)	-
Excess tax benefit from stock-based compensation	1,087	3,590
Repurchase of common stock, including fees	(1,303,260)	(581,261)
Net cash provided by (used in) financing activities	32,374	(541,441)
Net increase (decrease) in cash and cash equivalents	860,111	(181,635)

Cash and cash equivalents:
Beginning of period	366,516	564,971
End of period	$1,226,627	$383,336

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of August 30, 2014 and March 1, 2014 and the results of its operations and comprehensive income for the three and six months ended August 30, 2014 and August 31, 2013, respectively, and its cash flows for the six months ended August 30, 2014 and August 31, 2013, respectively.

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

Certain reclassifications have been made to the fiscal 2013 consolidated balance sheet to conform to the fiscal 2014 consolidated balance sheet presentation.

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

As of August 30, 2014, the Company’s financial assets utilizing Level 1 inputs include long term trading investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 4).

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The Company’s investment securities consist primarily of U.S. Treasury securities, which are stated at amortized cost, and auction rate securities, which are stated at their approximate fair value. The book value of the financial instruments, excluding the Company’s long term debt, is representative of their fair values. The fair value of the Company’s long term debt is approximately $1.565 billion, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.500 billion.

3) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $100.5 million and $87.4 million as of August 30, 2014 and March 1, 2014, respectively.

4) Investment Securities

The Company’s investment securities as of August 30, 2014 and March 1, 2014 are as follows:

(in millions)	August 30, 2014	March 1, 2014
Available-for-sale securities:
Long term	$47.5	$47.7

Trading securities:
Long term	44.9	39.7

Held-to-maturity securities:
Short term	60.0	489.3
Total investment securities	$152.4	$576.7

Auction Rate Securities

As of August 30, 2014 and March 1, 2014, the Company’s available-for-sale investment securities represented approximately $51.0 million par value of auction rate securities, consisting of preferred shares of closed end municipal bond funds, less temporary valuation adjustments of approximately $3.5 million and $3.3 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings.

U.S. Treasury Securities

As of August 30, 2014 and March 1, 2014, the Company’s short term held-to-maturity securities included approximately $60.0 million and approximately $489.3 million, respectively, of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation).

Long Term Trading Investment Securities

The Company’s long term trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $44.9 million and $39.7 million as of August 30, 2014 and March 1, 2014, respectively.

5) Property and Equipment

As of August 30, 2014 and March 1, 2014, included in property and equipment, net is accumulated depreciation of approximately $2.1 billion and $2.0 billion, respectively.

6) Long Term Debt

Senior Unsecured Notes

On July 17, 2014, the Company issued $300 million aggregate principle amount of 3.749% senior unsecured notes due August 1, 2024 (the “2024 Notes”), $300 million aggregate principle amount of 4.915% senior unsecured notes due August 1, 2034 (the “2034 Notes”) and $900 million aggregate principle amount of 5.165% senior unsecured notes due August 1, 2044 (the “2044 Notes” and, together with the 2024 Notes and the 2034 Notes, the “Notes”). The aggregate net proceeds from the Notes were approximately $1.5 billion, which was used for share repurchases of the Company’s common stock and for general corporate purposes. Interest on the Notes is payable semi-annually on February 1 and August 1 of each year, beginning on February 1, 2015.

The Notes are unsecured, senior obligations and rank equal in right of payment to any of the Company’s existing and future senior unsecured indebtedness. The Company may redeem the Notes at any time, in whole or in part, at the redemption prices described in the Indenture (defined below) plus accrued and unpaid interest to the redemption date. If a change in control triggering event, as defined by the Indenture (defined below) governing the Notes, occurs unless the Company has exercised its right to redeem the Notes, the Company will be required to make an offer to the holders of the Notes to purchase the Notes at 101% of their principal amount, plus accrued and unpaid interest.

The Notes were issued under an indenture (the “Base Indenture”), as supplemented by a first supplemental indenture (together, with the Base Indenture, the “Indenture”), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture.

Revolving Credit Agreement

On August 6, 2014, the Company entered into a $250 million five year senior unsecured revolving credit facility agreement (“Revolver”) with various lenders. During the period from August 6, 2014 through August 30, 2014, the Company did not have any borrowings under the Revolver.

Borrowings under the Revolver accrue interest at either (1) a fluctuating rate equal to the greater of the prime rate, as defined in the Revolver, the Federal Funds Rate plus 0.50%, or one-month LIBOR plus 1.0% and, in each case, plus an applicable margin based upon the Company’s leverage ratio which is calculated quarterly, (2) a periodic fixed rate equal to LIBOR plus an applicable margin based upon the Company’s leverage ratio which is calculated quarterly or (3) an agreed upon fixed rate. In addition, a commitment fee is assessed, which is included in interest expense, net in the Consolidated Statement of Earnings. The Revolver contains customary affirmative and negative covenants and also requires the Company to maintain a minimum leverage ratio. The Company was in compliance with all covenants related to the Revolver as of August 30, 2014.

Deferred financing costs associated with the Notes and the Revolver of approximately $10.2 million were capitalized and are included in other assets in the accompanying Consolidated Balance Sheet. These deferred financing costs are being amortized over the term of each of the Notes and the term of the Revolver and such amortization is included in interest expense, net in the Consolidated Statement of Earnings. Interest expense related to the Notes and the Revolver, including the commitment fee and the amortization of the deferred financing costs, was approximately $8.7 million for the period from July 17, 2014 through August 30, 2014.

Lines of Credit

At August 30, 2014, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of February 28, 2015 and September 1, 2015, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first six months of fiscal 2014, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

7) Shareholders’ Equity

Between December 2004 and July 2014, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $9.450 billion of its shares of common stock. On July 17, 2014, the Company entered into an accelerated share repurchase agreement (“ASR”) with an investment bank to repurchase an aggregate $1.1 billion of the Company’s common stock. As part of the ASR, the Company received an initial delivery of approximately 15.4 million shares of the Company’s common stock with a fair market value of approximately $935 million, which is included in treasury stock in the accompanying Consolidated Balance Sheet as of August 30, 2014. The initial delivery of 15.4 million shares reduced the outstanding shares used to determine the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share. The remaining $165 million of the aggregate repurchase amount was included in additional paid-in capital in the accompanying Consolidated Balance Sheet as of August 30, 2014. The final number of shares to be repurchased under the ASR will be determined upon settlement and will be based on the Company’s volume weighted average price per its common share over the ASR period less a discount. The ASR is expected to be completed prior to the end of the calendar year, subject to standard terms.

The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company also purchases shares of its common stock to cover employee related taxes withheld on vested restricted stock awards. In the first six months of fiscal 2014, including the initial delivery of approximately 15.4 million shares under the ASR, the Company repurchased approximately 21.1 million shares of its common stock for a total cost of approximately $1.3 billion, bringing the aggregate total of common stock repurchased to approximately 150.7 million shares for a total cost of approximately $7.6 billion since the initial authorization in December 2004. The Company has approximately $1.8 billion remaining of authorized share repurchases as of August 30, 2014.

8) Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense, net of estimated forfeitures, in its consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards, stock options and performance share units. The Company’s restricted stock awards are considered nonvested share awards.

Stock-based compensation expense for the three and six months ended August 30, 2014 was approximately $15.6 million ($9.7 million after tax or $0.05 per diluted share) and approximately $33.8 million ($21.1 million after tax or $0.11 per diluted share), respectively. Stock-based compensation expense for the three and six months ended August 31, 2013 was approximately $13.6 million ($8.8 million after tax or $0.04 per diluted share) and approximately $28.4 million ($18.1 million after tax or $0.08 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the six months ended August 30, 2014 and August 31, 2013 was approximately $0.9 million and $0.8 million, respectively.

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

The 2012 Plan is a flexible compensation plan that enables the Company to offer incentive compensation through stock options (whether nonqualified stock options or incentive stock options), restricted stock awards, stock appreciation rights, performance awards and other stock based awards, including cash awards. Under the 2012 Plan, grants are determined by the Compensation Committee for those awards granted to executive officers and by an appropriate committee for all other awards granted. Awards of stock options and restricted stock generally vest in five equal annual installments beginning one to three years from the date of grant. Awards of performance share units generally vest over a period of four years from the date of grant dependent on the Company’s achievement of performance-based tests and subject, in general, to the executive remaining in the Company’s service on specified vesting dates.

The Company generally issues new shares for stock option exercises, restricted stock awards and vesting of performance share units. As of August 30, 2014, unrecognized compensation expense related to the unvested portion of the Company’s stock options, restricted stock awards and performance share units was $30.7 million, $150.7 million and $20.5 million, respectively, which is expected to be recognized over a weighted average period of 3.1 years, 4.0 years and 2.9 years, respectively.

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

	Six Months Ended
Black-Scholes Valuation Assumptions (1)	August 30, 2014	August 31, 2013

Weighted Average Expected Life (in years) (2)	6.6	6.6
Weighted Average Expected Volatility (3)	28.31%	29.27%
Weighted Average Risk Free Interest Rates (4)	2.11%	1.11%
Expected Dividend Yield	-	-

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
(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the six months ended August 30, 2014 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	4,192	$46.85
Granted	523	62.34
Exercised	(252)	38.56
Forfeited or expired	-	-
Options outstanding, end of period	4,463	$49.13
Options exercisable, end of period	2,771	$41.96

The weighted average fair value for the stock options granted during the first six months of fiscal 2014 and 2013 was $20.96 and $22.28, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of August 30, 2014 was 4.1 years and $73.0 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of August 30, 2014 was 2.9 years and $63.4 million, respectively. The total intrinsic value for stock options exercised during the first six months of fiscal 2014 and 2013 was $6.4 million and $27.5 million, respectively.

Net cash proceeds from the exercise of stock options for the first six months of fiscal 2014 were $9.7 million and the net associated income tax benefit was $7.5 million.

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

Changes in the Company’s restricted stock for the six months ended August 30, 2014 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	3,943	$53.66
Granted	786	62.11
Vested	(985)	44.78
Forfeited	(75)	60.83
Unvested restricted stock, end of period	3,669	$57.71

Performance Share Units

Performance share units (“PSUs”) are issued and measured at fair market value on the date of grant. Vesting of PSUs awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test during a one-year period from the date of grant and during a three-year period from the date of grant and, assuming achievement of the performance-based test, time vesting, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. Performance during the one-year period will be based on Earnings Before Income Tax (“EBIT”) margin relative to a peer group of the Company comprising 50 companies selected within the first 90 days of the performance period. Upon achievement of the one-year performance-based test, the corresponding PSUs will vest annually in substantially equal installments over a three year period starting one year from the date of grant.  Performance during the three-year period will be based on Return on Invested Capital (“ROIC”) relative to such peer group. Upon achievement of the three-year performance-based test, the corresponding PSUs will vest on the fourth anniversary date of grant. The awards based on EBIT margin and ROIC are capped at 150% of target achievement, with a floor of zero. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the assumption that 100% of the target award will be achieved. The Company evaluates the target assumption on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. Prior to the first quarter of fiscal 2014, the Company had not granted any PSUs. For the six months ended August 30, 2014, the Company granted 390,803 PSUs with a weighted average grant date fair value of $62.34.

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

Stock-based awards for the three and six months ended August 30, 2014 of approximately 1.8 million and 2.0 million, respectively, and for the three and six months ended August 31, 2013 of approximately 1.1 million and 1.3 million, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

10) Supplemental Cash Flow Information

The Company paid income taxes of $269.8 million and $312.4 million in the first six months of fiscal 2014 and 2013, respectively. In addition, the Company had interest payments of approximately $4.5 million and $4.6 million in the first six months of fiscal 2014 and 2013, respectively.

The Company recorded an accrual for capital expenditures of $8.4 million and $21.7 million as of August 30, 2014 and August 31, 2013, respectively.

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

The Company’s objective is to be a customer’s first choice for products and services in the categories offered, in the markets, channels and countries in which the Company operates. This objective includes servicing the customer, throughout their various life stages, wherever and whenever a customer wants to interact with the Company whether in-store, online, through a mobile device, or any combination of these channels to provide a seamless customer experience. The Company’s strategy is to achieve this objective through excellent customer service, an extensive breadth, depth and differentiated assortment in an omnichannel retail environment and the introduction of new merchandising offerings, supported by the continuous development and improvement of its infrastructure.

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

The following represents an overview of the Company’s financial performance for the periods indicated:

•
For the three and six months ended August 30, 2014, the Company’s net sales were $2.945 billion and $5.602 billion, respectively, an increase of approximately 4.3% and 3.0%, respectively, as compared with the three and six months ended August 31, 2013.

•
Comparable sales for the three and six months ended August 30, 2014 increased by approximately 3.4% and 2.0%, respectively, as compared with increases of approximately 3.7% and 3.5%, respectively, for the three and six months ended August 31, 2013. Comparable sales consummated through customer facing online websites and mobile applications increased in excess of 50% over the corresponding three and six month periods last year, while comparable sales consummated in-store were relatively flat over the corresponding three and six month periods last year.

Comparable sales include sales consummated through all retail channels which have been operating for twelve full months following the opening period (typically four to six weeks). The Company is an omnichannel retailer with capabilities that allow a customer to use more than one channel when making a purchase, including in-store, online and mobile channels, and have it fulfilled, in most cases, either through in-store customer pickup or by direct shipment to the customer from one of the Company’s distribution facilities, stores or vendors.

Sales consummated on a mobile device while physically in a store location are recorded as customer facing online websites and mobile applications sales. Customer orders reserved online and picked up in a store are recorded as an in-store sale. In-store sales are reduced by sales originally consummated from customer facing online websites and mobile applications and subsequently returned in-store.

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

•
Gross profit for the three months ended August 30, 2014 was $1.134 billion, or 38.5% of net sales, compared with $1.113 billion, or 39.4% of net sales, for the three months ended August 31, 2013. Gross profit for the six months ended August 30, 2014 was $2.165 billion, or 38.6% of net sales, compared with $2.146 billion, or 39.5% of net sales, for the six months ended August 31, 2013.

•
Selling, general and administrative expenses (“SG&A”) for the three months ended August 30, 2014 were $765.3 million, or 26.0% of net sales, compared with $723.7 million, or 25.6% of net sales, for the three months ended August 31, 2013. SG&A for the six months ended August 30, 2014 were $1.495 billion, or 26.7% of net sales, compared with $1.434 billion, or 26.4% of net sales, for the six months ended August 31, 2013.

•
The effective tax rate for the three months ended August 30, 2014 was 37.7% compared with 35.8% for the three months ended August 31, 2013. The effective tax rate for the six months ended August 30, 2014 was 37.5% compared with 36.5% for the six months ended August 31, 2013. The tax rates included discrete tax items resulting in net benefits of approximately $0.8 million and $9.7 million, respectively, for the three months ended August 30, 2014 and August 31, 2013, and net benefits of approximately $2.6 million and $12.3 million, respectively, for the six months ended August 30, 2014 and August 31, 2013.

•
For the three months ended August 30, 2014, net earnings per diluted share were $1.17 ($224.0 million) as compared with net earnings per diluted share of $1.16 ($249.3 million) for the three months ended August 31, 2013. For the six months ended August 30, 2014, net earnings per diluted share were $2.09 ($411.0 million) as compared with net earnings per diluted share of $2.09 ($451.8 million) for the six months ended August 31, 2013. The increase in net earnings per diluted share for the three months ended August 30, 2014 is the result of the impact of the Company’s repurchases of its common stock, as well as the items described above.

Capital expenditures for the six months ended August 30, 2014 and August 31, 2013 were $156.1 million and $130.3 million, respectively. Slightly more than half of the current year capital expenditures were for technology enhancements with the remaining balance being used primarily for new stores, existing store improvements and other projects important to the Company’s future. The Company remains committed to making the required investments in its infrastructure to help position the Company for continued growth and success. The Company continues to review and prioritize its capital needs while continuing to make investments, principally for information technology enhancements, new stores, existing store improvements, and other projects whose impact is considered important to its future.

Several of the Company’s key initiatives include: continuing to add new functionality and assortment to its selling websites, mobile sites and applications; continuing the deployment of systems, equipment and increased bandwidth in the Company’s stores, which will enable customer Wi-Fi and new multi-function devices for store associates; improving customer data integration and customer relations management capabilities; continuing to strengthen and deepen its information technology, analytics, marketing and e-commerce groups; opening an additional distribution facility to support the growing direct to customer shipments and store fulfillment for health and beauty care offerings; and furthering the development work necessary for a new and more robust point of sale system. These investments are expected to, among others, provide a seamless and compelling customer experience across the Company’s in-store, online and mobile shopping environments.

On July 17, 2014, the Company issued $300 million aggregate principle amount of 3.749% senior unsecured notes due August 1, 2024 (the “2024 Notes”), $300 million aggregate principle amount of 4.915% senior unsecured notes due August 1, 2034 (the “2034 Notes”) and $900 million aggregate principle amount of 5.165% senior unsecured notes due August 1, 2044 (the “2044 Notes” and, together with the 2024 Notes and the 2034 Notes, the “Notes”). The aggregate net proceeds from the Notes were approximately $1.5 billion, which was used for share repurchases of the Company’s common stock and for general corporate purposes. Interest on the Notes is payable semi-annually on February 1 and August 1 of each year, beginning on February 1, 2015.

On August 6, 2014, the Company entered into a $250 million five year senior unsecured revolving credit facility agreement (“Revolver”) with various lenders. During the period from August 6, 2014 through August 30, 2014, the Company did not have any borrowings under the Revolver.

On July 17, 2014, the Company entered into an accelerated share repurchase agreement (“ASR”) with an investment bank to repurchase an aggregate $1.1 billion of the Company’s common stock. As part of the ASR, the Company received an initial delivery of approximately 15.4 million shares of the Company’s common stock with a fair market value of approximately $935 million. The initial delivery of 15.4 million shares reduced the outstanding shares used to determine the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share. The final number of shares to be repurchased under the ASR will be determined upon settlement and will be based on the Company’s volume weighted average price per its common share over the ASR period less a discount. The ASR is expected to be completed prior to the end of the calendar year, subject to standard terms.

During the three and six months ended August 30, 2014, including the initial delivery of approximately 15.4 million shares under the ASR, the Company repurchased approximately 16.9 million and 21.1 million shares, respectively, of its common stock at a total cost of approximately $1.0 billion and $1.3 billion, respectively. During the three and six months ended August 31, 2013, the Company repurchased approximately 3.5 million and 8.5 million shares, respectively, of its common stock at a total cost of approximately $256.8 million and $581.3 million, respectively. The Company’s share repurchase program could change, and would be influenced by several factors, including business and market conditions. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

During the six months ended August 30, 2014, the Company opened a total of 11 new stores and closed one store. During fiscal 2014, including the stores opened through August 30, 2014, the Company expects to open approximately 22 new stores company-wide. In addition, the Company plans to continue to optimize its store operations in markets by expanding, downsizing, renovating, opening, closing and relocating stores. During fiscal 2014, the Company expects to continue to enhance its omnichannel capabilities, through, among other things, continuing to add new functionality and assortment to its selling websites, mobile sites and applications and improving its customer data integration and customer relations management capabilities.

Results of Operations

Net Sales

Net sales for the three months ended August 30, 2014 were $2.945 billion, an increase of $121.2 million or approximately 4.3% over net sales of $2.824 billion for the corresponding quarter last year. For the three months ended August 30, 2014, approximately 78% of the increase was attributable to an increase in comparable sales and approximately 22% of the increase was primarily attributable to an increase in the Company’s new store sales, offset by a decrease in shipping income. For the six months ended August 30, 2014, net sales were $5.602 billion, an increase of $165.8 million or approximately 3.0% over net sales of $5.436 billion for the corresponding six months last year. For the six months ended August 30, 2014, approximately 63% of the increase was attributable to an increase in comparable sales and approximately 37% of the increase was primarily attributable to an increase in the Company’s new store sales and Linen Holdings, offset by a decrease in shipping income.

The increase in comparable sales for the three and six months ended August 30, 2014 was approximately 3.4% and 2.0%, respectively, as compared with an increase of approximately 3.7% and 3.5% for the three and six months ended August 31, 2013, respectively. The increases in comparable sales for the three and six months ended August 30, 2014 were due to increases in both the average transaction amount and the number of transactions.

The Company’s comparable sales metric considers sales consummated through all retail channels – in-store, online and through a mobile device. Customers today may take advantage of the Company’s omnichannel environment by using more than one channel when making a purchase. The Company believes an integrated experience must exist among these channels to provide a seamless customer experience. A few examples are: a customer may be assisted by an in-store associate to create a wedding or baby registry, while the guests may ultimately purchase a gift from the Company’s websites; or, a customer may research a particular product, and read other customer reviews on the Company’s websites before visiting a store to consummate the actual purchase; or a customer may reserve an item online for in store pick up; or while in a store, a customer may make the purchase on a mobile device for in home delivery from either a distribution facility, a store or directly from a vendor. In addition, the Company accepts returns in store without regard to the channel in which the purchase was consummated, therefore resulting in reducing store sales by sales originally consummated through customer facing online websites and mobile applications. As the Company’s retail operations are integrated and it cannot reasonably track the channel in which the ultimate sale is initiated, the Company can however provide directional information on where the sale was consummated.

For both the three and six months ended August 30, 2014, comparable sales consummated through customer facing online websites and mobile applications increased in excess of 50% over the corresponding three and six month periods last year, while comparable sales consummated in-store were relatively flat over the corresponding three and six month periods last year.

For the three and six months ended August 30, 2014, comparable sales represented $2.857 billion and $5.422 billion, respectively, of net sales and for the three and six months ended August 31, 2013, comparable sales represented $2.503 billion and $4.792 billion, respectively, of net sales.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 39% and 61% of net sales, respectively, for the three months ended August 30, 2014 and approximately 40% and 60% of net sales, respectively, for the three months ended August 31, 2013. Sales of domestics merchandise and home furnishings for the Company accounted for approximately 38% and 62% of net sales, respectively, for the six months ended August 30, 2014 and August 31, 2013.

Gross Profit

Gross profit for the three months ended August 30, 2014 was $1.134 billion, or 38.5% of net sales, compared with $1.113 billion, or 39.4% of net sales, for the three months ended August 31, 2013. Gross profit for the six months ended August 30, 2014 was $2.165 billion, or 38.6% of net sales, compared with $2.146 billion, or 39.5% of net sales, for the six months ended August 31, 2013. The decreases in the gross profit margin as a percentage of net sales for the three and six months ended August 30, 2014 was primarily attributed to, in order of magnitude, first, an increase in coupon expense resulting from an increase in redemptions and a slight increase in the average coupon amount, and second, an increase in net direct to customer shipping expense, which was impacted by a change in the bedbathandbeyond.com free shipping threshold. Additionally, an increase in markdowns and a shift in the mix of merchandise sold to lower margin categories also contributed to the decreases in gross profit as a percentage of net sales.

Selling, General and Administrative Expenses

SG&A for the three months ended August 30, 2014 was $765.3 million, or 26.0% of net sales, compared with $723.7 million, or 25.6% of net sales, for the three months ended August 31, 2013. SG&A for the six months ended August 30, 2014 was $1.495 billion, or 26.7% of net sales, compared with $1.434 billion, or 26.4% of net sales, for the six months ended August 31, 2013. The percentage of net sales increases in SG&A for the three and six months ended August 30, 2014 were primarily due to higher technology expenses and related depreciation. SG&A excluding technology expense and related depreciation, for both the current year and prior year, as a percentage of net sales, was flat for the fiscal second quarter and decreased slightly for the six months ended August 30, 2014 as compared to the same periods in the prior year.

Operating Profit

Operating profit for the three months ended August 30, 2014 was $368.7 million, or 12.5% of net sales, compared with $389.8 million, or 13.8% of net sales, during the comparable period last year. For the six months ended August 30, 2014, operating profit was $669.4 million, or 12.0% of net sales, compared with $712.9 million, or 13.1% of net sales, during the comparable period last year. The changes in operating profit as a percentage of net sales were the result of the changes in gross profit margin and SG&A as a percentage of net sales as described above.

The Company believes operating margin compression is likely to continue in the fiscal third and fourth quarters of 2014 including increases in, as a percentage of net sales, coupon expense, net direct to customer shipping expense and technology expense and depreciation related to the Company’s ongoing investments.

Interest Expense, net

Interest expense for the three and six months ended August 30, 2014 was $9.5 million and $11.6 million, respectively, compared to $1.7 million and $1.9 million, respectively, for the three and six months ended August 31, 2013. The increases in interest expense, net for the three and six months ended August 30, 2014 were primarily a result of the offering of the Notes.

Income Taxes

The effective tax rate for the three months ended August 30, 2014 was 37.7% compared with 35.8% for the three months ended August 31, 2013. The tax rate for the three months ended August 30, 2014 included a net benefit of approximately $0.8 million and for the three months ended August 31, 2013 included a net benefit of approximately $9.7 million primarily due to the recognition of favorable discrete state tax items.

The effective tax rate for the six months ended August 30, 2014 was 37.5% compared with 36.5% for the six months ended August 31, 2013. The tax rate for the six months ended August 30, 2014 included a net benefit of approximately $2.6 million due to the recognition of favorable discrete federal and state tax items. The tax rate for the six months ended August 31, 2013 included a net benefit of approximately $12.3 million primarily due to the recognition of favorable discrete state tax items.

The Company expects continued volatility in the effective tax rate from quarter to quarter because the Company is required each quarter to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net Earnings

As a result of the factors described above, net earnings for the three and six months ended August 30, 2014 were $224.0 million and $411.0 million, respectively, compared with $249.3 million and $451.8 million for the corresponding period in fiscal 2013.

Expansion Program

The Company is engaged in an ongoing expansion program involving the evolution of its omnichannel shopping environment, the optimization of its store operations in markets by expanding, downsizing, renovating, opening, closing and relocating stores and the continuous review of strategic acquisitions.

As of August 30, 2014, the Company operated 1,506 stores plus its various websites, other interactive platforms and distribution facilities. The Company’s 1,506 stores operate in all 50 states, the District of Columbia, Puerto Rico and Canada, including: 1,017 BBB stores, 269 Cost Plus World Market stores, 92 Baby stores, 78 CTS stores and 50 Harmon stores. During the six months ended August 30, 2014, the Company opened a total of 11 new stores and closed one store. At the end of the second quarter of 2014, Company-wide total store square footage, net of openings and closings for all concepts, was approximately 42.8 million square feet. The Company also operates websites at bedbathandbeyond.com, christmastreeshops.com, harmondiscount.com, buybuybaby.com and worldmarket.com. Additionally, the Company is a partner in a joint venture which opened one store in the first six months of fiscal 2014 and as of August 30, 2014, operated a total of five retail stores in Mexico under the name Bed Bath & Beyond.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long term objectives. During fiscal 2014, including the stores opened through August 30, 2014, the Company expects to open approximately 22 new stores company-wide. Additionally, the Company will continue to place health and beauty care offerings in selected stores as well as Baby and specialty food and beverage departments in selected BBB stores. The continued growth of the Company is dependent, in part, upon the Company’s ability to execute its expansion program successfully. Additionally, during fiscal 2014, the Company plans to continue to add new functionality and assortment to its selling websites, mobile sites and applications; continue the deployment of systems, equipment and increased bandwidth in the Company’s stores, which will enable customer Wi-Fi and new multi-function devices for store associates; improve customer data integration and customer relations management capabilities; continue to strengthen and deepen its information technology, analytics, marketing and e-commerce groups; open an additional distribution facility to support the growing direct to customer shipments and store fulfillment for health and beauty care offerings; and further the development work necessary for a new and more robust point of sale system.

Liquidity and Capital Resources

The Company has been able to finance its operations, including its expansion program, through internally generated funds and supplemented by borrowings through the Notes. For fiscal 2014, the Company believes that it can continue to finance its operations, including its expansion program, share repurchases, planned capital expenditures and debt service obligations, through existing and internally generated funds, the Notes and potential borrowings under the Revolver. Capital expenditures for fiscal 2014 are planned to be approximately $350 million, with slightly more than half for information technology enhancements, including omnichannel capabilities, and the remainder for new stores, existing store improvements, and other projects. These planned capital expenditures are subject to the timing and composition of the projects. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

On July 17, 2014, the Company issued the Notes. The aggregate net proceeds from the Notes were approximately $1.5 billion, which was used for share repurchases of the Company’s common stock and for general corporate purposes. Interest on the Notes is payable semi-annually on February 1 and August 1 of each year, beginning on February 1, 2015.

On August 6, 2014, the Company entered into the Revolver with various lenders. During the period from August 6, 2014 through August 30, 2014, the Company did not have any borrowings under the Revolver.

On July 17, 2014, the Company entered into an ASR with an investment bank to repurchase an aggregate $1.1 billion of the Company’s common stock. As part of the ASR, the Company received an initial delivery of approximately 15.4 million shares of the Company’s common stock with a fair market value of approximately $935 million. The final number of shares to be repurchased under the ASR will be determined upon settlement and will be based on the Company’s volume weighted average price per its common share over the ASR period less a discount. The ASR is expected to be completed prior to the end of the calendar year, subject to standard terms.

Fiscal 2014 compared to Fiscal 2013

Net cash provided by operating activities for the six months ended August 30, 2014 was $554.5 million, compared with $495.6 million in the corresponding period in fiscal 2013. Year over year, the Company experienced an increase in cash provided by the net components of working capital (primarily accounts payable, income taxes payable, accrued expenses and other current liabilities and other current assets, partially offset by merchandise inventories), which was partially offset by a decrease in net earnings.

Retail inventory at cost per square foot was $63.39 as of August 30, 2014, compared to $60.36 as of August 31, 2013.

Net cash provided by investing activities for the six months ended August 30, 2014 was $273.2 million, compared with net cash used in investing activities of $135.8 million in the corresponding period of fiscal 2013. For the six months ended August 30, 2014, net cash provided by investing activities was primarily due to $429.4 million of redemptions of investment securities, net of purchases, partially offset by $156.1 million of capital expenditures. For the six months ended August 31, 2013, net cash used in investing activities was due to $130.3 million of capital expenditures and $5.5 million of purchases of investment securities, net of redemptions.

Net cash provided by financing activities for the six months ended August 30, 2014 was $32.4 million, compared with net cash used in financing activities of $541.4 million in the corresponding period of fiscal 2013. The increase in net cash provided was primarily due to proceeds from the issuance of the Notes of $1.5 billion, partially offset by an increase in common stock repurchases of $722.0 million, which includes the initial delivery of shares under the ASR, a $165.0 million prepayment under the ASR and a $26.5 million decrease in cash proceeds from the exercise of stock options.

Seasonality

The Company’s sales exhibit seasonality with sales levels generally higher in the calendar months of August, November and December, and generally lower in February.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2014 (“2013 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the first six months of fiscal 2014.

Forward-Looking Statements

This Form 10-Q may contain forward-looking statements. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, and similar words and phrases. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment; consumer preferences and spending habits; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; civil disturbances and terrorist acts; unusual weather patterns and natural disasters; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; liquidity; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise and other costs and expenses; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s expansion program; the ability to assess and implement technologies in support of the Company’s development of its omnichannel capabilities; uncertainty in financial markets; disruptions to the Company’s information technology systems including but not limited to security breaches of systems protecting consumer and employee information; reputational risk arising from challenges to the Company’s or a third party supplier’s compliance with various laws, regulations or standards, including those related to labor, health, safety, privacy or the environment; changes to statutory, regulatory and legal requirements; new, or developments in existing, litigation, claims or assessments; changes to, or new, tax laws or interpretation of existing tax laws; changes to, or new, accounting standards including, without limitation, changes to lease accounting standards; and the integration of acquired businesses. The Company does not undertake any obligation to update its forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at August 30, 2014 are similar to those disclosed in Item 7A of the Company’s 2013 Form 10-K.

Item 4.  Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of August 30, 2014 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

The following risk factor has been added to address the Company’s incurrence of indebtedness under senior unsecured notes and its entering into a senior unsecured revolving credit facility, and is a supplement to the risk factors previously disclosed under “Risk Factors” in the Company’s 2013 Form 10-K as filed with the Securities and Exchange Commission.

The Company’s business would be adversely affected if the Company is unable to service its debt obligations.

The Company has incurred indebtedness under senior unsecured notes and has entered into a senior unsecured revolving credit facility. The Company’s ability to pay interest and principal when due, comply with debt covenants or repurchase the senior unsecured notes if a change of control occurs, will depend upon, among other things, sales and cash flow levels and other factors that affect its future financial and operating performance, including prevailing economic conditions and financial and business factors, many of which are beyond the Company’s control.

If the Company becomes unable in the future to generate sufficient cash flow to meet its debt service requirements, it may be forced to take remedial actions such as restructuring or refinancing its debt; seeking additional debt or equity capital; reducing or delaying its business activities, or selling assets. There can be no assurance that any such measures would be successful.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of fiscal 2014 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share (2)	or Programs (1)	Programs (1) (2)
June 1, 2014 - June 28, 2014	1,174,500	$61.00	1,174,500	$789,827,290
June 29, 2014 - July 26, 2014 (3)	15,769,400	$60.78	15,769,400	$1,831,303,255
July 27, 2014 - August 30, 2014	3,100	$61.62	3,100	$1,831,112,234
Total	16,947,000	$60.80	16,947,000	$1,831,112,234

(1) Between December 2004 and July 2014, the Company's Board of Directors authorized, through several share repurchase programs, the repurchase of $9.450 billion of its shares of common stock. The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. Shares purchased indicated in this table also include the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

(2) Excludes brokerage commissions paid by the Company.
(3) In the second quarter of fiscal 2014, the Company paid $1.1 billion under an accelerated share repurchase agreement and received an initial delivery of approximately 15.4 million shares.  The Average Price Paid per Share was calculated using the fair market value of the shares on the date the initial shares were delivered.  See Note 7 to the unaudited Consolidated Financial Statements.

Item 5.   Other Information

Employment Agreement between Ms. Lattmann and the Company

On October 6, 2014, the Company entered into an employment agreement with Susan E. Lattmann, Chief Financial Officer and Treasurer. The agreement provides for severance pay equal to one year’s salary if the Company terminates Ms. Lattmann's employment other than for “cause” or in the event of her death or disability. Severance pay will be paid in accordance with normal payroll. Any severance payable to Ms. Lattmann will be reduced by any monetary compensation earned as a result of her employment by another employer or otherwise. “Cause” is defined in the agreement as when Ms. Lattmann has: (i) acted in bad faith or with dishonesty; (ii) willfully failed to follow reasonable and lawful directions of the Company’s Chief Executive Officer or the Board of Directors, as applicable; (iii) performed her duties with gross negligence; or (iv) been convicted of a felony. Upon death, disability or termination of employment by the Company for any reason other than for “cause,” any unvested options and time vested restricted shares will vest and, in the case of options, become exercisable. In addition, performance based restricted stock awards will vest upon death, disability, or termination without “cause,” subject in the case of termination without "cause" to attainment of performance goals. The agreement also provides for non-competition and non-solicitation during the term of employment and for two years thereafter, and confidentiality during the term of employment and surviving the end of the term of employment.

Item 6.   Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: October 8, 2014	By: /s/ Susan E. Lattmann
Susan E. Lattmann
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

4.1
Indenture, dated as of July 17, 2014, relating to the 3.749% senior unsecured notes due 2024, the 4.915% senior unsecured notes due 2034 and the 5.165% senior unsecured notes due 2044, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on July 17, 2014).

4.2
First Supplemental Indenture, dated as of July 17, 2014, relating to the 3.749% senior unsecured notes due 2024, the 4.915% senior unsecured notes due 2034 and the 5.165% senior unsecured notes due 2044, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on July 17, 2014).

4.3	Form of 3.749% senior unsecured notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the Commission on July 17, 2014).

4.4	Form of 4.915% senior unsecured notes due 2034 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed with the Commission on July 17, 2014).

4.5	Form of 5.165% senior unsecured notes due 2044 (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K filed with the Commission on July 17, 2014).

10.1	Employment Agreement between the Company and Susan E. Lattmann (dated as of October 6, 2014).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document