Form 10-Q
period 2014-11-29
BED BATH & BEYOND INC
filed 2015-01-08
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended November 29, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 29, 2014
Common Stock - $0.01 par value	185,601,410

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	November 29, 2014	March 1, 2014
Assets
Current assets:
Cash and cash equivalents	$1,043,838	$366,516
Short term investment securities	134,993	489,331
Merchandise inventories	3,065,774	2,578,956
Other current assets	511,228	379,807

Total current assets	4,755,833	3,814,610

Long term investment securities	94,876	87,393
Property and equipment, net	1,601,208	1,579,804
Goodwill	486,279	486,279
Other assets	397,639	387,947

Total assets	$7,335,835	$6,356,033

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,309,002	$1,104,668
Accrued expenses and other current liabilities	458,278	385,954
Merchandise credit and gift card liabilities	296,776	284,216
Current income taxes payable	14,559	60,298

Total current liabilities	2,078,615	1,835,136

Deferred rent and other liabilities	487,998	486,996
Income taxes payable	79,915	92,614
Long term debt	1,500,000	-

Total liabilities	4,146,528	2,414,746

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	-	-
Common stock - $0.01 par value; authorized - 900,000 shares; issued 336,276 and 334,941 shares, respectively; outstanding 185,601 and 205,405 shares, respectively	3,363	3,350
Additional paid-in capital	1,594,066	1,673,217
Retained earnings	9,232,315	8,595,902
Treasury stock, at cost; 150,675 and 129,536 shares, respectively	(7,621,286)	(6,317,335)
Accumulated other comprehensive loss	(19,151)	(13,847)

Total shareholders' equity	3,189,307	3,941,287

Total liabilities and shareholders' equity	$7,335,835	$6,356,033

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013

Net sales	$2,942,980	$2,864,837	$8,544,583	$8,300,649

Cost of sales	1,814,006	1,743,147	5,250,679	5,032,504

Gross profit	1,128,974	1,121,690	3,293,904	3,268,145

Selling, general and administrative expenses	776,291	747,043	2,271,779	2,180,631

Operating profit	352,683	374,647	1,022,125	1,087,514

Interest (expense) income, net	(19,569)	1,314	(31,191)	(586)

Earnings before provision for income taxes	333,114	375,961	990,934	1,086,928

Provision for income taxes	107,706	138,764	354,521	397,937

Net earnings	$225,408	$237,197	$636,413	$688,991

Net earnings per share - Basic	$1.24	$1.13	$3.34	$3.24
Net earnings per share - Diluted	$1.23	$1.12	$3.31	$3.20

Weighted average shares outstanding - Basic	181,629	209,704	190,292	212,430
Weighted average shares outstanding - Diluted	183,794	212,315	192,463	215,116

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

 Consolidated Statements of Comprehensive Income

(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013

Net earnings	$225,408	$237,197	$636,413	$688,991

Other comprehensive income (loss):

Change in temporary impairment of auction rate securities, net of taxes	205	280	74	(608)
Pension adjustment, net of taxes	252	1,208	700	1,571
Currency translation adjustment	(8,990)	(1,197)	(6,078)	(5,270)

Other comprehensive income (loss)	(8,533)	291	(5,304)	(4,307)

Comprehensive income	$216,875	$237,488	$631,109	$684,684

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	November 29, 2014	November 30, 2013
Cash Flows from Operating Activities:
Net earnings	$636,413	$688,991
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	178,742	160,672
Stock-based compensation	49,284	42,078
Tax benefit from stock-based compensation	6,540	12,676
Deferred income taxes	(27,190)	6,275
Other	(1,399)	(1,007)
Increase in assets, net of effect of acquisitions:
Merchandise inventories	(486,818)	(415,347)
Trading investment securities	(7,364)	(10,702)
Other current assets	(105,446)	(101,907)
Other assets	(1,058)	(5,478)
Increase (decrease) in liabilities, net of effect of acquisitions:
Accounts payable	235,982	244,761
Accrued expenses and other current liabilities	66,246	24,301
Merchandise credit and gift card liabilities	12,560	15,851
Income taxes payable	(58,438)	(66,284)
Deferred rent and other liabilities	6,143	7,056
Net cash provided by operating activities	504,197	601,936

Cash Flows from Investing Activities:
Purchase of held-to-maturity investment securities	(219,353)	(682,339)
Redemption of held-to-maturity investment securities	573,750	909,375
Capital expenditures	(230,993)	(228,928)
Investment in unconsolidated joint venture	-	(3,436)
Net cash provided by (used in) investing activities	123,404	(5,328)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	24,790	54,431
Proceeds from issuance of senior unsecured notes	1,500,000	-
Payment of deferred financing costs	(10,092)	-
Prepayment under share repurchase agreement	(165,000)	-
Excess tax benefit from stock-based compensation	3,974	7,293
Repurchase of common stock, including fees	(1,303,951)	(752,239)
Net cash provided by (used in) financing activities	49,721	(690,515)
Net increase (decrease) in cash and cash equivalents	677,322	(93,907)

Cash and cash equivalents:
Beginning of period	366,516	564,971
End of period	$1,043,838	$471,064

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of November 29, 2014 and March 1, 2014 and the results of its operations and comprehensive income for the three and nine months ended November 29, 2014 and November 30, 2013, respectively, and its cash flows for the nine months ended November 29, 2014 and November 30, 2013, respectively.

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

As of November 29, 2014, the Company’s financial assets utilizing Level 1 inputs include long term trading investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 4).

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The Company’s investment securities consist primarily of U.S. Treasury securities, which are stated at amortized cost, and auction rate securities, which are stated at their approximate fair value. The book value of the financial instruments, excluding the Company’s long term debt, is representative of their fair values. The fair value of the Company’s long term debt is approximately $1.525 billion, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.500 billion.

3) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $199.0 million and $87.4 million as of November 29, 2014 and March 1, 2014, respectively.

4) Investment Securities

The Company’s investment securities as of November 29, 2014 and March 1, 2014 are as follows:

(in millions)	November 29, 2014	March 1, 2014
Available-for-sale securities:
Long term	$47.8	$47.7

Trading securities:
Long term	47.0	39.7

Held-to-maturity securities:
Short term	135.0	489.3
Total investment securities	$229.8	$576.7

Auction Rate Securities

As of November 29, 2014 and March 1, 2014, the Company’s available-for-sale investment securities represented approximately $51.0 million par value of auction rate securities, consisting of preferred shares of closed end municipal bond funds, less temporary valuation adjustments of approximately $3.2 million and $3.3 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings.

U.S. Treasury Securities

As of November 29, 2014 and March 1, 2014, the Company’s short term held-to-maturity securities included approximately $135.0 million and approximately $489.3 million, respectively, of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation).

Long Term Trading Investment Securities

The Company’s long term trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $47.0 million and $39.7 million as of November 29, 2014 and March 1, 2014, respectively.

5) Property and Equipment

As of November 29, 2014 and March 1, 2014, included in property and equipment, net is accumulated depreciation of approximately $2.2 billion and $2.0 billion, respectively.

6) Long Term Debt

Senior Unsecured Notes

On July 17, 2014, the Company issued $300 million aggregate principal amount of 3.749% senior unsecured notes due August 1, 2024 (the “2024 Notes”), $300 million aggregate principal amount of 4.915% senior unsecured notes due August 1, 2034 (the “2034 Notes”) and $900 million aggregate principal amount of 5.165% senior unsecured notes due August 1, 2044 (the “2044 Notes” and, together with the 2024 Notes and the 2034 Notes, the “Notes”). The aggregate net proceeds from the Notes were approximately $1.5 billion, which was used for share repurchases of the Company’s common stock and for general corporate purposes. Interest on the Notes is payable semi-annually on February 1 and August 1 of each year, beginning on February 1, 2015.

The Notes were issued under an indenture (the “Base Indenture”), as supplemented by a first supplemental indenture (together, with the Base Indenture, the “Indenture”), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture.

The Notes are unsecured, senior obligations and rank equal in right of payment to any of the Company’s existing and future senior unsecured indebtedness. The Company may redeem the Notes at any time, in whole or in part, at the redemption prices described in the Indenture plus accrued and unpaid interest to the redemption date. If a change in control triggering event, as defined by the Indenture governing the Notes, occurs unless the Company has exercised its right to redeem the Notes, the Company will be required to make an offer to the holders of the Notes to purchase the Notes at 101% of their principal amount, plus accrued and unpaid interest.

Revolving Credit Agreement

On August 6, 2014, the Company entered into a $250 million five year senior unsecured revolving credit facility agreement (“Revolver”) with various lenders. During the period from August 6, 2014 through November 29, 2014, the Company did not have any borrowings under the Revolver.

Borrowings under the Revolver accrue interest at either (1) a fluctuating rate equal to the greater of the prime rate, as defined in the Revolver, the Federal Funds Rate plus 0.50%, or one-month LIBOR plus 1.0% and, in each case, plus an applicable margin based upon the Company’s leverage ratio which is calculated quarterly, (2) a periodic fixed rate equal to LIBOR plus an applicable margin based upon the Company’s leverage ratio which is calculated quarterly or (3) an agreed upon fixed rate. In addition, a commitment fee is assessed, which is included in interest (expense) income, net in the Consolidated Statement of Earnings. The Revolver contains customary affirmative and negative covenants and also requires the Company to maintain a minimum leverage ratio. The Company was in compliance with all covenants related to the Revolver as of November 29, 2014.

Deferred financing costs associated with the Notes and the Revolver of approximately $10.1 million were capitalized and are included in other assets in the accompanying Consolidated Balance Sheet. These deferred financing costs are being amortized over the term of each of the Notes and the term of the Revolver and such amortization is included in interest (expense) income, net in the Consolidated Statement of Earnings. Interest expense related to the Notes and the Revolver, including the commitment fee and the amortization of the deferred financing costs, was approximately $18.1 million for the three months ended November 29, 2014 and $26.8 million for the period from July 17, 2014 through November 29, 2014.

Lines of Credit

At November 29, 2014, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of February 28, 2015 and September 1, 2015, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first nine months of fiscal 2014, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

7) Shareholders’ Equity

Between December 2004 and July 2014, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $9.450 billion of its shares of common stock. On July 17, 2014, the Company entered into an accelerated share repurchase agreement (“ASR”) with an investment bank to repurchase an aggregate $1.1 billion of the Company’s common stock. As part of the ASR, the Company received an initial delivery of approximately 15.4 million shares of the Company’s common stock with a fair market value of approximately $935 million, which is included in treasury stock in the accompanying Consolidated Balance Sheet as of November 29, 2014. The initial delivery of 15.4 million shares reduced the outstanding shares used to determine the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share. The remaining $165 million of the aggregate repurchase amount was accounted for as a reduction in additional paid-in capital in the accompanying Consolidated Balance Sheet as of November 29, 2014. In December 2014, subsequent to the end of the fiscal third quarter, the ASR was completed and the final number of shares repurchased under the ASR was based on the Company’s volume weighted average price per its common share over the ASR period less a discount.

The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company also purchases shares of its common stock to cover employee related taxes withheld on vested restricted stock awards. In the first nine months of fiscal 2014, including the initial delivery of approximately 15.4 million shares under the ASR, the Company repurchased approximately 21.1 million shares of its common stock for a total cost of approximately $1.3 billion, bringing the aggregate total of common stock repurchased to approximately 150.7 million shares for a total cost of approximately $7.6 billion since the initial authorization in December 2004. The Company has approximately $1.8 billion remaining of authorized share repurchases as of November 29, 2014.

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

Stock-based compensation expense for the three and nine months ended November 29, 2014 was approximately $15.5 million ($10.5 million after tax or $0.06 per diluted share) and approximately $49.3 million ($31.7 million after tax or $0.16 per diluted share), respectively. Stock-based compensation expense for the three and nine months ended November 30, 2013 was approximately $13.6 million ($8.6 million after tax or $0.04 per diluted share) and approximately $42.1 million ($26.7 million after tax or $0.12 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the nine months ended November 29, 2014 and November 30, 2013 was approximately $1.3 million and $1.2 million, respectively.

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

The Company generally issues new shares for stock option exercises, restricted stock awards and vesting of performance share units. As of November 29, 2014, unrecognized compensation expense related to the unvested portion of the Company’s stock options, restricted stock awards and performance share units was $27.7 million, $138.6 million and $17.4 million, respectively, which is expected to be recognized over a weighted average period of 2.9 years, 3.7 years and 2.7 years, respectively.

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

	Nine Months Ended
Black-Scholes Valuation Assumptions (1)	November 29, 2014	November 30, 2013

Weighted Average Expected Life (in years) (2)	6.6	6.6
Weighted Average Expected Volatility (3)	28.31%	29.27%
Weighted Average Risk Free Interest Rates (4)	2.11%	1.11%
Expected Dividend Yield	-	-

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

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the nine months ended November 29, 2014 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	4,192	$46.85
Granted	523	62.34
Exercised	(644)	38.48
Forfeited or expired	-	-
Options outstanding, end of period	4,071	$50.16
Options exercisable, end of period	2,378	$42.54

The weighted average fair value for the stock options granted during the first nine months of fiscal 2014 and 2013 was $20.96 and $22.28, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of November 29, 2014 was 4.1 years and $94.7 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of November 29, 2014 was 2.9 years and $73.3 million, respectively. The total intrinsic value for stock options exercised during the first nine months of fiscal 2014 and 2013 was $19.4 million and $44.4 million, respectively.

Net cash proceeds from the exercise of stock options for the first nine months of fiscal 2014 were $24.8 million and the net associated income tax benefit was $10.5 million.

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

Changes in the Company’s restricted stock for the nine months ended November 29, 2014 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	3,943	$53.66
Granted	823	62.33
Vested	(1,010)	45.00
Forfeited	(131)	59.91
Unvested restricted stock, end of period	3,625	$57.82

Performance Share Units

Performance share units (“PSUs”) are issued and measured at fair market value on the date of grant. Vesting of PSUs awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test during a one-year period from the date of grant and during a three-year period from the date of grant and, assuming achievement of the performance-based test, time vesting, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. Performance during the one-year period will be based on Earnings Before Income Tax (“EBIT”) margin relative to a peer group of the Company comprising 50 companies selected within the first 90 days of the performance period. Upon achievement of the one-year performance-based test, the corresponding PSUs will vest annually in substantially equal installments over a three year period starting one year from the date of grant. Performance during the three-year period will be based on Return on Invested Capital (“ROIC”) relative to such peer group. Upon achievement of the three-year performance-based test, the corresponding PSUs will vest on the fourth anniversary date of grant. The awards based on EBIT margin and ROIC are capped at 150% of target achievement, with a floor of zero. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the assumption that 100% of the target award will be achieved. The Company evaluates the target assumption on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. Prior to the first quarter of fiscal 2014, the Company had not granted any PSUs. For the nine months ended November 29, 2014, the Company granted 390,803 PSUs with a weighted average grant date fair value of $62.34.

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

Stock-based awards for the three and nine months ended November 29, 2014 of approximately 1.6 million and 1.9 million, respectively, and for the three and nine months ended November 30, 2013 of approximately 1.0 million and 1.2 million, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

10) Supplemental Cash Flow Information

The Company paid income taxes of $432.2 million and $435.9 million in the first nine months of fiscal 2014 and 2013, respectively. In addition, the Company had interest payments of approximately $6.8 million and $6.9 million in the first nine months of fiscal 2014 and 2013, respectively.

The Company recorded an accrual for capital expenditures of $18.5 million and $24.1 million as of November 29, 2014 and November 30, 2013, respectively.

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

The Company’s objective is to be a customer’s first choice for products and services in the categories offered, in the markets, channels and countries in which the Company operates. This objective includes servicing customers, as they express their lifestyles and throughout their various life stages, wherever and whenever a customer wants to interact with the Company whether in-store, online, through a mobile device, or any combination of these channels to provide a seamless customer experience. The Company’s strategy is to achieve this objective through excellent customer service, an extensive breadth, depth and differentiated assortment in an omnichannel retail environment and the introduction of new merchandising offerings, supported by the continuous development and improvement of its infrastructure.

Operating in the highly competitive retail industry, the Company, along with other retail companies, is influenced by a number of factors including, but not limited to, general economic conditions including the housing market, unemployment levels and commodity prices; the overall macroeconomic environment and related changes in the retailing environment; consumer preferences and spending habits; unusual weather patterns and natural disasters; competition from existing and potential competitors; evolving technology; and the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s expansion program. The Company cannot predict whether, when or the manner in which these factors could affect the Company’s operating results.

The following represents an overview of the Company’s financial performance for the periods indicated:

•	For the three and nine months ended November 29, 2014, the Company’s net sales were $2.943 billion and $8.545 billion, respectively, an increase of approximately 2.7% and 2.9%, respectively, as compared with the three and nine months ended November 30, 2013.

•	Comparable sales for the three and nine months ended November 29, 2014 increased by approximately 1.7% and 1.9%, respectively, as compared with increases of approximately 1.3% and 2.7%, respectively, for the three and nine months ended November 30, 2013. Comparable sales consummated through customer facing online websites and mobile applications increased in excess of 40% and 50%, respectively, over the corresponding three and nine month periods last year, while comparable sales consummated in-store were relatively flat over the corresponding three and nine month periods last year.

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

•	Gross profit for the three months ended November 29, 2014 was $1.129 billion, or 38.4% of net sales, compared with $1.122 billion, or 39.2% of net sales, for the three months ended November 30, 2013. Gross profit for the nine months ended November 29, 2014 was $3.294 billion, or 38.5% of net sales, compared with $3.268 billion, or 39.4% of net sales, for the nine months ended November 30, 2013.

•	Selling, general and administrative expenses (“SG&A”) for the three months ended November 29, 2014 were $776.3 million, or 26.4% of net sales, compared with $747.0 million, or 26.1% of net sales, for the three months ended November 30, 2013. SG&A for the nine months ended November 29, 2014 were $2.272 billion, or 26.6% of net sales, compared with $2.181 billion, or 26.3% of net sales, for the nine months ended November 30, 2013.

•	The effective tax rate for the three months ended November 29, 2014 was 32.3% compared with 36.9% for the three months ended November 30, 2013. The effective tax rate for the nine months ended November 29, 2014 was 35.8% compared with 36.6% for the nine months ended November 30, 2013. The tax rates included discrete tax items resulting in net benefits of approximately $16.7 million and $4.9 million, respectively, for the three months ended November 29, 2014 and November 30, 2013, and net benefits of approximately $19.3 million and $17.2 million, respectively, for the nine months ended November 29, 2014 and November 30, 2013.

•	For the three months ended November 29, 2014, net earnings per diluted share were $1.23 ($225.4 million) as compared with net earnings per diluted share of $1.12 ($237.2 million) for the three months ended November 30, 2013. For the nine months ended November 29, 2014, net earnings per diluted share were $3.31 ($636.4 million) as compared with net earnings per diluted share of $3.20 ($689.0 million) for the nine months ended November 30, 2013. The increase in net earnings per diluted share for the three and nine months ended November 29, 2014 is the result of the impact of the Company’s repurchases of its common stock, as well as the items described above, which includes a net benefit of approximately $0.04 for certain non-recurring items, including credit card fee litigation.

Capital expenditures for the nine months ended November 29, 2014 and November 30, 2013 were $231.0 million and $228.9 million, respectively. Slightly more than half of the current year capital expenditures were for technology enhancements with the remaining balance being used primarily for new stores, existing store improvements and other projects important to the Company’s future. The Company remains committed to making the required investments in its infrastructure to help position the Company for continued growth and success. The Company continues to review and prioritize its capital needs while continuing to make investments, principally for information technology enhancements, new stores, existing store improvements, and other projects whose impact is considered important to its future.

Several of the Company’s key initiatives include: continuing to add new functionality and assortment to its selling websites, mobile sites and applications; continuing the deployment of systems, equipment and increased bandwidth in the Company’s stores, which enable store associates to optimize the Company’s shipping costs for home deliveries as well as improve inventory ordering and work force management and will enable customer Wi-Fi and new multi-function devices for store associates; improving customer data integration and customer relations management capabilities; continuing to strengthen and deepen its information technology, analytics, marketing and e-commerce groups; furthering the development work necessary for a new and more robust point of sale system; and opening an additional distribution facility to support the growing direct to customer shipments and store fulfillment for health and beauty care offerings. These investments are expected to, among others, provide a seamless and compelling customer experience across the Company’s in-store, online and mobile shopping environments.

During the nine months ended November 29, 2014, the Company opened a total of 17 new stores and closed three stores. During fiscal 2014, including the stores opened through November 29, 2014, the Company expects to open approximately 22 new stores company-wide. In addition, the Company plans to continue to optimize its store operations and market coverage by expanding, downsizing, renovating, opening, closing and relocating stores. During fiscal 2014, the Company expects to continue to enhance its omnichannel capabilities, through, among other things, continuing to add new functionality and assortment to its selling websites, mobile sites and applications and continuing its deployment of systems, equipment and increased bandwidth to the Company’s stores.

On July 17, 2014, the Company issued $300 million aggregate principal amount of 3.749% senior unsecured notes due August 1, 2024 (the “2024 Notes”), $300 million aggregate principal amount of 4.915% senior unsecured notes due August 1, 2034 (the “2034 Notes”) and $900 million aggregate principal amount of 5.165% senior unsecured notes due August 1, 2044 (the “2044 Notes” and, together with the 2024 Notes and the 2034 Notes, the “Notes”). The aggregate net proceeds from the Notes were approximately $1.5 billion, which was used for share repurchases of the Company’s common stock and for general corporate purposes. Interest on the Notes is payable semi-annually on February 1 and August 1 of each year, beginning on February 1, 2015.

On August 6, 2014, the Company entered into a $250 million five year senior unsecured revolving credit facility agreement (“Revolver”) with various lenders. During the period from August 6, 2014 through November 29, 2014, the Company did not have any borrowings under the Revolver.

On July 17, 2014, the Company entered into an accelerated share repurchase agreement (“ASR”) with an investment bank to repurchase an aggregate $1.1 billion of the Company’s common stock. As part of the ASR, the Company received an initial delivery of approximately 15.4 million shares of the Company’s common stock with a fair market value of approximately $935 million. The initial delivery of 15.4 million shares reduced the outstanding shares used to determine the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share. In December 2014, subsequent to the end of the fiscal third quarter, the ASR was completed and the final number of shares repurchased under the ASR was based on the Company’s volume weighted average price per its common share over the ASR period less a discount.

During the three months ended November 29, 2014 and November 30, 2013, the Company repurchased approximately 10,000 and 2.3 million shares, respectively, of its common stock at a total cost of approximately $0.7 million and $171.0 million, respectively. During the nine months ended November 29, 2014, including the initial delivery of approximately 15.4 million shares under the ASR, the Company repurchased approximately 21.1 million shares of its common stock at a total cost of approximately $1.3 billion. During the nine months ended November 30, 2013, the Company repurchased approximately 10.8 million shares of its common stock at a total cost of approximately $752.2 million. The Company’s share repurchase program could change, and would be influenced by several factors, including business and market conditions. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Results of Operations

Net Sales

Net sales for the three months ended November 29, 2014 were $2.943 billion, an increase of $78.1 million or approximately 2.7% over net sales of $2.865 billion for the corresponding quarter last year. For the three months ended November 29, 2014, approximately 60% of the increase was attributable to an increase in comparable sales and the remainder was primarily attributable to an increase in the Company’s new store sales. For the nine months ended November 29, 2014, net sales were $8.545 billion, an increase of $243.9 million or approximately 2.9% over net sales of $8.301 billion for the corresponding nine months last year. For the nine months ended November 29, 2014, approximately 62% of the increase was attributable to an increase in comparable sales and the remainder was primarily attributable to an increase in the Company’s new store sales.

The increase in comparable sales for the three and nine months ended November 29, 2014 was approximately 1.7% and 1.9%, respectively, as compared with an increase of approximately 1.3% and 2.7% for the three and nine months ended November 30, 2013, respectively. The increases in comparable sales for the three and nine months ended November 29, 2014 were due to increases in both the average transaction amount and the number of transactions.

The Company’s comparable sales metric considers sales consummated through all retail channels – in-store, online and through a mobile device. Customers today may take advantage of the Company’s omnichannel environment by using more than one channel when making a purchase. The Company believes an integrated experience must exist among these channels to provide a seamless customer experience. A few examples are: a customer may be assisted by an in-store associate to create a wedding or baby registry, while the guests may ultimately purchase a gift from the Company’s websites; or, a customer may research a particular item, and read other customer reviews on the Company’s websites before visiting a store to consummate the actual purchase; or a customer may reserve an item online for in store pick up; or while in a store, a customer may make the purchase on a mobile device for in home delivery from either a distribution facility, a store or directly from a vendor. In addition, the Company accepts returns in store without regard to the channel in which the purchase was consummated, therefore resulting in reducing store sales by sales originally consummated through customer facing online websites and mobile applications. As the Company’s retail operations are integrated and it cannot reasonably track the channel in which the ultimate sale is initiated, the Company can however provide directional information on where the sale was consummated.

For the three and nine months ended November 29, 2014, comparable sales consummated through customer facing online websites and mobile applications increased in excess of 40% and 50%, respectively, over the corresponding three and nine month periods last year, while comparable sales consummated in-store were relatively flat over the corresponding three and nine month periods last year.

For the three and nine months ended November 29, 2014, comparable sales represented $2.868 billion and $8.290 billion, respectively, of net sales and for the three and nine months ended November 30, 2013, comparable sales represented $2.785 billion and $7.578 billion, respectively, of net sales.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 36% and 64% of net sales, respectively, for the three months ended November 29, 2014 and November 30, 2013. Sales of domestics merchandise and home furnishings for the Company accounted for approximately 37% and 63% of net sales, respectively, for the nine months ended November 29, 2014 and approximately 38% and 62% of net sales, respectively, for the nine months ended November 30, 2013.

Gross Profit

Gross profit for the three months ended November 29, 2014 was $1.129 billion, or 38.4% of net sales, compared with $1.122 billion, or 39.2% of net sales, for the three months ended November 30, 2013. The decrease in the gross profit margin as a percentage of net sales for the three months ended November 29, 2014 was primarily attributed to, in order of magnitude, first, an increase in coupon expense resulting from an increase in redemptions, partially offset by a slight decrease in the average coupon amount, and second, an increase in net direct to customer shipping expense, which was impacted by a reduction in the bedbathandbeyond.com free shipping threshold, which will anniversary in February 2015.

Gross profit for the nine months ended November 29, 2014 was $3.294 billion, or 38.5% of net sales, compared with $3.268 billion, or 39.4% of net sales, for the nine months ended November 30, 2013. The decrease in the gross profit margin as a percentage of net sales for the nine months ended November 29, 2014 was primarily attributed to, in order of magnitude, first, an increase in coupon expense resulting from an increase in redemptions and a slight increase in the average coupon amount, and second, an increase in net direct to customer shipping expense, which was impacted by a reduction in the bedbathandbeyond.com free shipping threshold, which will anniversary in February 2015. Additionally, a shift in the mix of merchandise sold to lower margin categories also contributed to the decrease in gross profit as a percentage of net sales.

Selling, General and Administrative Expenses

SG&A for the three months ended November 29, 2014 was $776.3 million, or 26.4% of net sales, compared with $747.0 million, or 26.1% of net sales, for the three months ended November 30, 2013. SG&A for the nine months ended November 29, 2014 was $2.272 billion, or 26.6% of net sales, compared with $2.181 billion, or 26.3% of net sales, for the nine months ended November 30, 2013. The percentage of net sales increases in SG&A for the three and nine months ended November 29, 2014 were primarily due to increased technology expenses and related depreciation and increased advertising expenses, partially offset by the year over year net benefits of certain non-recurring items, primarily relating to credit card fee litigation in the fiscal third quarter of 2014. The increase in technology expenses and related depreciation, as a percentage of net sales, represented approximately 40 basis points for both the fiscal third quarter and nine months ended November 29, 2014 as compared to the same periods in the prior year. The year over year favorable net benefits of certain non-recurring items, as a percentage of net sales, represented approximately 30 basis points and 10 basis points for the fiscal third quarter and nine months ended November 29, 2014, respectively, over the same periods in the prior year.

Operating Profit

Operating profit for the three months ended November 29, 2014 was $352.7 million, or 12.0% of net sales, compared with $374.6 million, or 13.1% of net sales, during the comparable period last year. For the nine months ended November 29, 2014, operating profit was $1.022 billion, or 12.0% of net sales, compared with $1.088 billion, or 13.1% of net sales, during the comparable period last year. The changes in operating profit as a percentage of net sales were the result of the changes in gross profit margin and SG&A as a percentage of net sales as described above.

The Company believes operating margin compression is likely to continue in the fiscal fourth quarter of 2014 including increases in, as a percentage of net sales, coupon expense, net direct to customer shipping expense and technology expense and depreciation related to the Company’s ongoing investments.

Interest (Expense) Income, net

Interest expense for the three and nine months ended November 29, 2014 was $19.6 million and $31.2 million, respectively, compared to interest income of $1.3 million and interest expense of $0.6 million, respectively, for the three and nine months ended November 30, 2013. The increases in interest expense, net for the three and nine months ended November 29, 2014 were primarily a result of the interest related to the Notes issued in July 2014.

Income Taxes

The effective tax rate for the three months ended November 29, 2014 was 32.3% compared with 36.9% for the three months ended November 30, 2013. The tax rate for the three months ended November 29, 2014 included net benefits of approximately $16.7 million, primarily due to the recognition of favorable discrete state tax items and the favorable resolution in the quarter of certain discrete tax items from ongoing income tax examinations. The tax rate for the three months ended November 30, 2013 included net benefits of approximately $4.9 million, primarily due to the recognition of favorable discrete tax items.

The effective tax rate for the nine months ended November 29, 2014 was 35.8% compared with 36.6% for the nine months ended November 30, 2013. The tax rate for the nine months ended November 29, 2014 included net benefits of approximately $19.3 million, primarily due to the recognition of favorable discrete federal and state tax items and the favorable resolution in the quarter of certain discrete tax items from ongoing income tax examinations. The tax rate for the nine months ended November 2013 included net benefits of approximately $17.2 million primarily due to the recognition of favorable discrete tax items.

The Company expects continued volatility in the effective tax rate from quarter to quarter because the Company is required each quarter to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net Earnings

As a result of the factors described above, net earnings for the three and nine months ended November 29, 2014 were $225.4 million and $636.4 million, respectively, compared with $237.2 million and $689.0 million for the corresponding period in fiscal 2013.

Expansion Program

The Company is engaged in an ongoing expansion program involving the evolution of its omnichannel shopping environment, the optimization of its store operations and market coverage by expanding, downsizing, renovating, opening, closing and relocating stores and the continuous review of strategic acquisitions.

As of November 29, 2014, the Company operated 1,510 stores plus its various websites, other interactive platforms and distribution facilities. The Company’s 1,510 stores operate in all 50 states, the District of Columbia, Puerto Rico and Canada, including: 1,019 BBB stores, 270 Cost Plus World Market stores, 93 Baby stores, 78 CTS stores and 50 Harmon stores. During the nine months ended November 29, 2014, the Company opened a total of 17 new stores and closed three stores. At the end of the third quarter of 2014, Company-wide total store square footage, net of openings and closings for all of its concepts, was approximately 43.0 million square feet. The Company also operates websites at bedbathandbeyond.com, christmastreeshops.com, harmondiscount.com, buybuybaby.com and worldmarket.com. Additionally, the Company is a partner in a joint venture which opened one store in the first nine months of fiscal 2014 and as of November 29, 2014, operated a total of five retail stores in Mexico under the name Bed Bath & Beyond.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long term objectives. During fiscal 2014, including the stores opened through November 29, 2014, the Company expects to open approximately 22 new stores company-wide. Additionally, in connection with leveraging its merchandise offerings and optimizing its operations, the Company continues to expand, across selected stores, the number of specialty departments such as, health and beauty care, baby, specialty food and beverage. The continued growth of the Company is dependent, in part, upon the Company’s ability to execute its expansion program successfully. Additionally, during fiscal 2014, the Company plans to continue to add new functionality and assortment to its selling websites, mobile sites and applications; continue the deployment of systems, equipment and increased bandwidth in the Company’s stores, which enable store associates to optimize the Company’s shipping costs for home deliveries, improve inventory ordering and work force management and will enable customer Wi-Fi and new multi-function devices for store associates; improve customer data integration and customer relations management capabilities; continue to strengthen and deepen its information technology, analytics, marketing and e-commerce groups; further the development work necessary for a new and more robust point of sale system; and open an additional distribution facility to support the growing direct to customer shipments and store fulfillment for health and beauty care offerings.

Liquidity and Capital Resources

The Company has been able to finance its operations, including its expansion program, through internally generated funds and supplemented by borrowings through the Notes. For fiscal 2014, the Company believes that it can continue to finance its operations, including its expansion program, share repurchases, planned capital expenditures and debt service obligations, through existing and internally generated funds, the Notes and potential borrowings under the Revolver. Capital expenditures for fiscal 2014 are planned to be approximately $330 million, with slightly more than half for information technology enhancements, including omnichannel capabilities, and the remainder for new stores, existing store improvements, and other projects. These planned capital expenditures are subject to the timing and composition of the projects. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

On July 17, 2014, the Company issued the Notes. The aggregate net proceeds from the Notes were approximately $1.5 billion, which was used for share repurchases of the Company’s common stock and for general corporate purposes. Interest on the Notes is payable semi-annually on February 1 and August 1 of each year, beginning on February 1, 2015.

On August 6, 2014, the Company entered into the Revolver with various lenders. During the period from August 6, 2014 through November 29, 2014, the Company did not have any borrowings under the Revolver.

On July 17, 2014, the Company entered into an ASR with an investment bank to repurchase an aggregate $1.1 billion of the Company’s common stock. As part of the ASR, the Company received an initial delivery of approximately 15.4 million shares of the Company’s common stock with a fair market value of approximately $935 million. In December 2014, subsequent to the end of the fiscal third quarter, the ASR was completed and the final number of shares repurchased under the ASR was based on the Company’s volume weighted average price per its common share over the ASR period less a discount.

Fiscal 2014 compared to Fiscal 2013

Net cash provided by operating activities for the nine months ended November 29, 2014 was $504.2 million, compared with $601.9 million in the corresponding period in fiscal 2013. Year over year, the Company experienced a decrease in net earnings and an increase in cash used by the net components of working capital (primarily merchandise inventories, partially offset by accrued expenses and other current liabilities).

Retail inventory at cost per square foot was $70.43 as of November 29, 2014, compared to $66.89 as of November 30, 2013.

Net cash provided by investing activities for the nine months ended November 29, 2014 was $123.4 million, compared with net cash used in investing activities of $5.3 million in the corresponding period of fiscal 2013. For the nine months ended November 29, 2014, net cash provided by investing activities was primarily due to $354.4 million of redemptions of investment securities, net of purchases, partially offset by $231.0 million of capital expenditures. For the nine months ended November 30, 2013, net cash used in investing activities was primarily due to $228.9 million of capital expenditures, partially offset by $227.0 million of redemptions of investment securities, net of purchases.

Net cash provided by financing activities for the nine months ended November 29, 2014 was $49.7 million, compared with net cash used in financing activities of $690.5 million in the corresponding period of fiscal 2013. The increase in net cash provided was primarily due to proceeds from the issuance of the Notes of $1.5 billion, partially offset by an increase in common stock repurchases of $551.7 million, which includes the initial delivery of shares under the ASR, a $165.0 million prepayment under the ASR and a $29.6 million decrease in cash proceeds from the exercise of stock options.

Seasonality

The Company’s sales exhibit seasonality with sales levels generally higher in the calendar months of August, November and December, and generally lower in February.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2014 (“2013 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the first nine months of fiscal 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at November 29, 2014 are similar to those disclosed in Item 7A of the Company’s 2013 Form 10-K.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of November 29, 2014 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of fiscal 2014 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
August 31, 2014 - September 27, 2014	3,430	$65.25	3,430	$1,830,888,416
September 28, 2014 - October 25, 2014	3,180	$66.09	3,180	$1,830,678,263
October 26, 2014 - November 29, 2014	3,685	$69.84	3,685	$1,830,420,887
Total	10,295	$67.15	10,295	$1,830,420,887

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

(3) In the second quarter of fiscal 2014, the Company paid $1.1 billion under an accelerated share repurchase agreement ("ASR") and received an initial delivery of approximately 15.4 million shares.  The initial delivery of shares was reflected in the activity shown in the second quarter of fiscal 2014.  In December 2014, subsequent to the end of the fiscal third quarter, the ASR was completed and the remaining shares received will be reflected in the activity for the fourth quarter of fiscal 2014.

Item 6. Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: January 8, 2015	By: /s/ Susan E. Lattmann
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