Form 10-Q
period 2015-05-30
BED BATH & BEYOND INC
filed 2015-07-08
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended May 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 30, 2015
Common Stock - $0.01 par value	169,596,406

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	May 30, 2015	February 28, 2015

Assets
Current assets:
Cash and cash equivalents	$615,230	$875,574
Short term investment securities	76,872	109,992
Merchandise inventories	2,844,361	2,731,881
Other current assets	394,238	366,156

Total current assets	3,930,701	4,083,603

Long term investment securities	100,463	97,160
Property and equipment, net	1,657,119	1,676,700
Goodwill	486,279	486,279
Other assets	424,515	415,251

Total assets	$6,599,077	$6,758,993

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,133,673	$1,156,368
Accrued expenses and other current liabilities	431,216	403,547
Merchandise credit and gift card liabilities	317,899	306,160
Current income taxes payable	90,365	76,606

Total current liabilities	1,973,153	1,942,681

Deferred rent and other liabilities	491,095	493,137
Income taxes payable	82,633	79,985
Long term debt	1,500,000	1,500,000

Total liabilities	4,046,881	4,015,803

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	-	-

Common stock - $0.01 par value; authorized - 900,000 shares; issued 337,389 and 336,667 shares, respectively; outstanding 169,596 and 174,178 shares, respectively	3,374	3,367
Additional paid-in capital	1,831,657	1,796,692
Retained earnings	9,711,827	9,553,376
Treasury stock, at cost; 167,793 and 162,489 shares, respectively	(8,953,281)	(8,567,932)
Accumulated other comprehensive loss	(41,381)	(42,313)

Total shareholders' equity	2,552,196	2,743,190

Total liabilities and shareholders' equity	$6,599,077	$6,758,993

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three Months Ended

	May 30, 2015	May 31, 2014

Net sales	$2,738,495	$2,656,698

Cost of sales	1,694,362	1,625,813

Gross profit	1,044,133	1,030,885

Selling, general and administrative expenses	770,864	730,184

Operating profit	273,269	300,701

Interest expense, net	19,901	2,094

Earnings before provision for income taxes	253,368	298,607

Provision for income taxes	94,917	111,555

Net earnings	$158,451	$187,052

Net earnings per share - Basic	$0.94	$0.94
Net earnings per share - Diluted	$0.93	$0.93

Weighted average shares outstanding - Basic	168,772	199,619
Weighted average shares outstanding - Diluted	171,133	202,096

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	Three Months Ended
	May 30, 2015	May 31, 2014

Net earnings	$158,451	$187,052

Other comprehensive income (loss):

Change in temporary impairment of auction rate securities, net of taxes	(36)	38
Pension adjustment, net of taxes	(9)	72
Currency translation adjustment	977	3,471

Other comprehensive income	932	3,581

Comprehensive income	$159,383	$190,633

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended
	May 30, 2015	May 31, 2014

Cash Flows from Operating Activities:
Net earnings	$158,451	$187,052
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	62,617	57,964
Stock-based compensation	17,740	18,162
Tax benefit from stock-based compensation	6,978	5,913
Deferred income taxes	(4,234)	(21,823)
Other	(403)	(298)
Increase in assets:
Merchandise inventories	(112,188)	(119,407)
Trading investment securities	(3,363)	(2,293)
Other current assets	(26,846)	(22,240)
Other assets	(6,909)	(1,758)
Increase (decrease) in liabilities:
Accounts payable	7,307	33,417
Accrued expenses and other current liabilities	27,779	(16,940)
Merchandise credit and gift card liabilities	11,718	5,758
Income taxes payable	16,398	58,194
Deferred rent and other liabilities	(1,017)	2,267
Net cash provided by operating activities	154,028	183,968

Cash Flows from Investing Activities:
Purchase of held-to-maturity investment securities	(16,873)	(39,369)
Redemption of held-to-maturity investment securities	50,000	352,500
Capital expenditures	(72,364)	(66,932)
Net cash (used in) provided by investing activities	(39,237)	246,199

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	7,536	9,705
Excess tax benefit from stock-based compensation	2,215	1,087
Repurchase of common stock, including fees	(385,349)	(272,883)
Net cash used in financing activities	(375,598)	(262,091)

Effect of exchange rate changes on cash and cash equivalents	463	1,976

Net (decrease) increase in cash and cash equivalents	(260,344)	170,052

Cash and cash equivalents:
Beginning of period	875,574	366,516
End of period	$615,230	$536,568

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of May 30, 2015 and February 28, 2015 and the results of its operations, comprehensive income and cash flows for the three months ended May 30, 2015 and May 31, 2014, respectively.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by U.S. generally accepted accounting principles (“GAAP”). Reference should be made to Bed Bath & Beyond Inc.'s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 for additional disclosures, including a summary of the Company's significant accounting policies, and to subsequently filed Forms 8-K.

Certain reclassifications have been made to the fiscal 2014 consolidated statement of cash flows to conform to the fiscal 2015 consolidated statement of cash flows presentation.

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

As of May 30, 2015, the Company’s financial assets utilizing Level 1 inputs include long term trading investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 4).

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The Company’s investment securities consist primarily of U.S. Treasury securities, which are stated at amortized cost, and auction rate securities, which are stated at their approximate fair value. The book value of the financial instruments, excluding the Company’s long term debt, is representative of their fair values. The fair value of the Company’s long term debt is approximately $1.544 billion, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.500 billion.

3) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $94.7 million and $90.3 million as of May 30, 2015 and February 28, 2015, respectively.

4) Investment Securities

The Company’s investment securities as of May 30, 2015 and February 28, 2015 are as follows:

(in millions)	May 30, 2015	February 28, 2015
Available-for-sale securities:
Long term	$47.9	$47.9

Trading securities:
Long term	52.6	49.2

Held-to-maturity securities:
Short term	76.9	110.0
Total investment securities	$177.4	$207.1

Auction Rate Securities

As of May 30, 2015 and February 28, 2015, the Company’s available-for-sale investment securities represented approximately $51.0 million par value of auction rate securities, consisting of preferred shares of closed end municipal bond funds, less temporary valuation adjustments of approximately $3.1 million. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings.

U.S. Treasury Securities

As of May 30, 2015 and February 28, 2015, the Company’s short term held-to-maturity securities included approximately $76.9 million and approximately $110.0 million, respectively, of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation).

Long Term Trading Investment Securities

The Company’s long term trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $52.6 million and $49.2 million as of May 30, 2015 and February 28, 2015, respectively.

5) Property and Equipment

As of May 30, 2015 and February 28, 2015, included in property and equipment, net is accumulated depreciation of approximately $2.3 billion.

6) Long Term Debt

Senior Unsecured Notes

On July 17, 2014, the Company issued $300 million aggregate principal amount of 3.749% senior unsecured notes due August 1, 2024, $300 million aggregate principal amount of 4.915% senior unsecured notes due August 1, 2034 and $900 million aggregate principal amount of 5.165% senior unsecured notes due August 1, 2044 (collectively, the “Notes”). Interest on the Notes is payable semi-annually on February 1 and August 1 of each year, beginning on February 1, 2015.

The Notes were issued under an indenture (the “Base Indenture”), as supplemented by a first supplemental indenture (together, with the Base Indenture, the “Indenture”), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of May 30, 2015.

Revolving Credit Agreement

On August 6, 2014, the Company entered into a $250 million five year senior unsecured revolving credit facility agreement (“Revolver”) with various lenders. During the three months ended May 30, 2015, the Company did not have any borrowings under the Revolver.

The Revolver contains customary affirmative and negative covenants and also requires the Company to maintain a minimum leverage ratio. The Company was in compliance with all covenants related to the Revolver as of May 30, 2015.

Deferred financing costs associated with the Notes and the Revolver of approximately $10.1 million were capitalized and are included in other assets, net of amortization, in the accompanying Consolidated Balance Sheets. These deferred financing costs are being amortized over the term of each of the Notes and the term of the Revolver and such amortization is included in interest expense, net in the Consolidated Statement of Earnings. Interest expense related to the Notes and the Revolver, including the commitment fee and the amortization of the deferred financing costs, was approximately $18.7 million for the three months ended May 30, 2015.

Lines of Credit

At May 30, 2015, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of September 1, 2015 and February 28, 2016, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first three months of fiscal 2015, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

7) Shareholders’ Equity

Between December 2004 and July 2014, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $9.450 billion of its shares of common stock. The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock and performance stock unit awards. In the first three months of fiscal 2015, the Company repurchased approximately 5.3 million shares of its common stock for a total cost of approximately $385.3 million, bringing the aggregate total of common stock repurchased to approximately 167.8 million shares for a total cost of approximately $9.0 billion since the initial authorization in December 2004. The Company has approximately $0.5 billion remaining of authorized share repurchases as of May 30, 2015.

8) Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense, net of estimated forfeitures, in its consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards, stock options and performance stock units. The Company’s restricted stock awards are considered nonvested share awards.

Stock-based compensation expense for the three months ended May 30, 2015 and May 31, 2014 was approximately $17.7 million ($11.1 million after tax or $0.06 per diluted share) and approximately $18.2 million ($11.4 million after tax or $0.06 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the three months ended May 30, 2015 and May 31, 2014 was approximately $0.5 million and $0.4 million, respectively.

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

The 2012 Plan is a flexible compensation plan that enables the Company to offer incentive compensation through stock options (whether nonqualified stock options or incentive stock options), restricted stock awards, stock appreciation rights, performance awards and other stock based awards, including cash awards. Under the 2012 Plan, grants are determined by the Compensation Committee for those awards granted to executive officers and by an appropriate committee for all other awards granted. Awards of stock options and restricted stock generally vest in five equal annual installments beginning one to three years from the date of grant. Awards of performance stock units generally vest over a period of four years from the date of grant dependent on the Company’s achievement of performance-based tests and subject, in general, to the executive remaining in the Company’s service on specified vesting dates.

The Company generally issues new shares for stock option exercises, restricted stock awards and vesting of performance stock units. As of May 30, 2015, unrecognized compensation expense related to the unvested portion of the Company’s stock options, restricted stock awards and performance stock units was $31.6 million, $147.7 million and $34.9 million, respectively, which is expected to be recognized over a weighted average period of 3.4 years, 4.1 years and 2.8 years, respectively.

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

	Three Months Ended
Black-Scholes Valuation Assumptions (1)	May 30, 2015	May 31, 2014

Weighted Average Expected Life (in years) (2)	6.7	6.6
Weighted Average Expected Volatility (3)	27.59%	28.31%
Weighted Average Risk Free Interest Rates (4)	1.93%	2.11%
Expected Dividend Yield	-	-

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
(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the three months ended May 30, 2015 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	3,682	$51.05
Granted	501	70.96
Exercised	(215)	35.04
Forfeited or expired	(91)	63.12
Options outstanding, end of period	3,877	$54.23
Options exercisable, end of period	2,392	$46.83

The weighted average fair value for the stock options granted during the first three months of fiscal 2015 and 2014 was $23.12 and $20.96, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of May 30, 2015 was 4.4 years and $66.5 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of May 30, 2015 was 3.2 years and $58.6 million, respectively. The total intrinsic value for stock options exercised during the first three months of fiscal 2015 and 2014 was $8.2 million and $6.4 million, respectively.

Net cash proceeds from the exercise of stock options for the first three months of fiscal 2015 were $7.5 million and the net associated income tax benefit was $9.2 million.

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

Changes in the Company’s restricted stock for the three months ended May 30, 2015 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	3,592	$57.90
Granted	479	71.07
Vested	(743)	47.81
Forfeited	(69)	59.47
Unvested restricted stock, end of period	3,259	$62.10

Performance Stock Units

Performance stock units (“PSUs”) are issued and measured at fair market value on the date of grant. Vesting of PSUs awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test during a one-year period from the date of grant and during a three-year period from the date of grant and, assuming achievement of the performance-based test, time vesting, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. Performance during the one-year period will be based on Earnings Before Interest and Taxes (“EBIT”) margin relative to a peer group of the Company. Upon achievement of the one-year performance-based test, the corresponding PSUs will vest annually in substantially equal installments over a three year period starting one year from the date of grant. Performance during the three-year period will be based on Return on Invested Capital (“ROIC”) relative to such peer group. Upon achievement of the three-year performance-based test, the corresponding PSUs will vest on the fourth anniversary date of grant. The awards based on EBIT margin and ROIC range from a floor of zero to a cap of 150% of target achievement. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the assumption that 100% of the target award will be achieved. The Company evaluates the target assumption on a quarterly basis and adjusts compensation expense related to these awards, as appropriate.

Changes in the Company’s PSUs for the three months ended May 30, 2015 were as follows:

(Shares in thousands)	Number of Performance Stock Units	Weighted Average Grant-Date Fair Value
Unvested performance stock units, beginning of period	391	$62.34
Granted	370	70.96
Vested	(98)	62.34
Forfeited	(36)	67.15
Unvested performance stock units, end of period	627	$67.15

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

Stock-based awards for the three months ended May 30, 2015 and May 31, 2014 of approximately 1.5 million and 2.2 million, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

10) Supplemental Cash Flow Information

The Company paid income taxes of $71.7 million and $69.9 million in the first three months of fiscal 2015 and 2014, respectively. In addition, the Company had interest payments of approximately $2.3 million in the first three months of fiscal 2015 and 2014.

The Company recorded an accrual for capital expenditures of $28.4 million and $20.2 million as of May 30, 2015 and May 31, 2014, respectively.

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

The Company’s strategy begins and ends with an intense focus on its customers:

•	To do more for and with its customers;
•	To continue to broaden and differentiate its selection and assortment of merchandise; and
•	To engage with its customers wherever, whenever and however they prefer whether it be in-store, online, through a mobile device, or in any combination of these methods.

The Company’s objective is to be its customers’ first choice for products and services in the categories offered, in the markets, channels and countries in which the Company operates, as those customers express their life interests and travel through their various life stages.  The Company strives to accomplish this objective by offering an extensive breadth, depth and differentiated assortment of merchandise at the right value; and by offering excellent customer service, including new service ideas and solutions. The Company is also enhancing its ability to achieve this objective through its ongoing commitment to world class information and interactive technology, comprehensive analytics and targeted marketing and communications.

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

The following represents an overview of the Company’s financial performance for the periods indicated:

•	For the three months ended May 30, 2015, the Company’s net sales were $2.738 billion, an increase of approximately 3.1%, as compared with the three months ended May 31, 2014.

•
Comparable sales for the three months ended May 30, 2015 increased by approximately 2.2% as compared with an increase of approximately 0.4%, for the three months ended May 31, 2014.  For the first quarter of fiscal 2015, comparable sales included an approximate 0.3% unfavorable impact from the year over year change in the Canadian currency exchange rate. Comparable sales consummated through customer facing online websites and mobile applications increased in excess of 35% over the corresponding three month period last year, while comparable sales consummated in-store were relatively flat over the corresponding three month period last year.

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

•	Gross profit for the three months ended May 30, 2015 was $1.044 billion, or 38.1% of net sales, compared with $1.031 billion, or 38.8% of net sales, for the three months ended May 31, 2014.

•
Selling, general and administrative expenses (“SG&A”) for the three months ended May 30, 2015 were $770.9 million, or 28.1% of net sales, compared with $730.2 million, or 27.5% of net sales, for the three months ended May 31, 2014.

•	Interest expense for the three months ended May 30, 2015 was $19.9 million compared with $2.1 million for the three months ended May 31, 2014.

•
The effective tax rate for the three months ended May 30, 2015 was 37.5% compared with 37.4% for the three months ended May 31, 2014. The tax rates included discrete tax items resulting in net benefits of approximately $1.5 million and $1.8 million, respectively, for the three months ended May 30, 2015 and May 31, 2014.

•
For the three months ended May 30, 2015, net earnings per diluted share were $0.93 ($158.5 million) as compared with net earnings per diluted share of $0.93 ($187.1 million) for the three months ended May 31, 2014.

Capital expenditures for the three months ended May 30, 2015 and May 31, 2014 were $72.4 million and $66.9 million, respectively. Fiscal first quarter 2015 capital expenditures included expenditures for technology enhancements, new stores, existing store improvements and other projects.  The Company continues to review and prioritize its capital needs and remains committed to making the required investments in its infrastructure to help position the Company for continued growth and success.

Several additional key initiatives include: continuing to add new functionality and assortment to its selling websites, mobile sites and applications; improving customer data integration and customer relations management capabilities; continuing to enhance the service offerings to its customers; continuing to strengthen and deepen its information technology, analytics, marketing and e-commerce groups; and creating more flexible fulfillment options that will allow the Company to deliver orders more quickly and lower the Company’s shipping costs. These and other investments are expected to, among other things, provide a seamless and compelling customer experience across the Company’s in-store, online and mobile shopping environments.

During the three months ended May 30, 2015, the Company opened a total of two new stores and closed one store. The Company plans to continue to actively manage its real estate portfolio in order to permit store sizes, layouts, locations and offerings to evolve over time to optimize market profitability and will renovate or reposition stores within markets when appropriate. During fiscal 2015, including the stores opened through May 30, 2015, the Company expects to open approximately 30 new stores company-wide as well as a new customer service contact center to support the anticipated growth across all channels, countries and concepts and provide a seamless customer service experience. Additionally, during fiscal 2015, the Company expects to continue to invest in technology related projects, including  the deployment of new systems and equipment in its stores, enhancements to its omnichannel capabilities, ongoing investment in data analytics, the continued build out and utilization of a data center in North Carolina and the continued development of a new point of sale system.

During the three months ended May 30, 2015 and May 31, 2014, the Company repurchased approximately 5.3 million and 4.2 million shares, respectively, of its common stock at a total cost of approximately $385.3 million and $272.9 million, respectively. The Company’s share repurchase program may be influenced by several factors, including business and market conditions. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Results of Operations

Net Sales

Net sales for the three months ended May 30, 2015 were $2.738 billion, an increase of $81.8 million or approximately 3.1% over net sales of $2.657 billion for the corresponding quarter last year. For the three months ended May 30, 2015, approximately 70% of the increase was attributable to an increase in comparable sales and the remainder was primarily attributable to an increase in the Company’s new store sales.

The increase in comparable sales for the three months ended May 30, 2015 was approximately 2.2% as compared with an increase of approximately 0.4% for the three months ended May 31, 2014, respectively. The increase in comparable sales for the three months ended May 30, 2015 was due to increases in both the average transaction amount and the number of transactions. In addition, comparable sales for the first quarter of fiscal 2015 included an approximate 0.3% unfavorable impact from the year over year change in the Canadian currency exchange rate.

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

For the three months ended May 30, 2015, comparable sales consummated through customer facing online websites and mobile applications increased in excess of 35% over the corresponding three month period in the prior year, while comparable sales consummated in-store were relatively flat over the corresponding three month period in the prior year.

For the three months ended May 30, 2015 and May 31, 2014, comparable sales represented $2.649 billion and $2.565 billion of net sales, respectively.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 36.6% and 63.4% of net sales, respectively, for the three months ended May 30, 2015 and approximately 36.4% and 63.6% of net sales, respectively, for the three months ended May 31, 2014.

Gross Profit

Gross profit for the three months ended May 30, 2015 was $1.044 billion, or 38.1% of net sales, compared with $1.031 billion, or 38.8% of net sales, for the three months ended May 31, 2014. The decrease in the gross profit margin as a percentage of net sales for the three months ended May 30, 2015 was primarily attributed to, in order of magnitude, an increase in coupon expense resulting from an increase in redemptions, partially offset by a slight decrease in the average coupon amount, and an increase in net direct to customer shipping expense.

Selling, General and Administrative Expenses

SG&A for the three months ended May 30, 2015 was $770.9 million, or 28.1% of net sales, compared with $730.2 million, or 27.5% of net sales, for the three months ended May 31, 2014. The percentage of net sales increase in SG&A for the three months ended May 30, 2015 was primarily due to increased technology expenses and related depreciation and increased advertising expenses due in part to the growth in digital advertising.

Operating Profit

Operating profit for the three months ended May 30, 2015 was $273.3 million, or 10.0% of net sales, compared with $300.7 million, or 11.3% of net sales, during the comparable period last year. The changes in operating profit as a percentage of net sales were the result of the changes in gross profit margin and SG&A as a percentage of net sales as described above.

The Company believes operating margin compression is likely to continue through the remainder of fiscal 2015 as a result of several items, including increases in, as a percentage of net sales, coupon expense, net direct to customer shipping expense, technology expenses related to the Company’s ongoing investments, a planned unfavorable Canadian currency exchange rate and investments in compensation and benefits beyond those historically planned. In addition, the operating margin compression will be impacted by the non-recurring benefit relating to the credit card litigation settlement in fiscal 2014.

Interest Expense, net

Interest expense, net for the three months ended May 30, 2015 was $19.9 million compared to $2.1 million for the three months ended May 31, 2014. The increase in interest expense, net for the three months ended May 30, 2015 was primarily a result of the interest related to the senior unsecured notes and the interest on the sale/leaseback obligations related to certain distribution facilities.

Income Taxes

The effective tax rate for the three months ended May 30, 2015 was 37.5% compared with 37.4% for the three months ended May 31, 2014. The tax rate for the three months ended May 30, 2015 and May 31, 2014 included net benefits of approximately $1.5 million and $1.8 million, respectively, primarily due to the recognition of favorable discrete state tax items in each respective quarter.

Potential volatility in the effective tax rate from year to year may occur as the Company is required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net Earnings

As a result of the factors described above, net earnings for the three months ended May 30, 2015 were $158.5 million compared with $187.1 million for the corresponding period in fiscal 2014.

Growth

The Company strives to do more for and with its customers by: offering an extensive breadth, depth and differentiated assortment of merchandise at the right value; presenting merchandise in a distinctive manner designed to maximize customer convenience and reinforce customer perception of a wide selection; and providing excellent customer service, including new ideas and solutions. The Company is pursuing its growth objectives by investing in its omnichannel retail capabilities, optimizing its store operations and market coverage, including international expansion; leveraging its combined expertise and product knowledge to provide products and services to hospitality, travel and other institutional customers; and continuously reviewing opportunities for strategic acquisitions.

The Company continues to grow, differentiate and leverage its merchandise assortment and service offerings across all channels, concepts and countries in which it operates, to better engage with its customers wherever, whenever and however they express their life interests and travel through their life stages. Through its investments in analytics, marketing and technology, the Company is leveraging available information to be able to interact with and service its customers more personally and directly.

As of May 30, 2015, the Company operated 1,514 stores plus its various websites, other interactive platforms and distribution facilities. The Company’s 1,514 stores operate in all 50 states, the District of Columbia, Puerto Rico and Canada, including: 1,021 BBB stores, 269 Cost Plus World Market stores, 96 Baby stores, 78 CTS stores and 50 Harmon stores. During the three months ended May 30, 2015, the Company opened a total of two new stores and closed one store. At the end of the first quarter of 2015, Company-wide total store square footage, net of openings and closings, for all of its concepts, was approximately 43.1 million square feet. In addition, the Company has distribution facilities totaling 6.0 million square feet including a new distribution facility opened during the quarter. The Company also operates websites at bedbathandbeyond.com, bedbathandbeyond.ca, christmastreeshops.com, harmondiscount.com, buybuybaby.com and worldmarket.com. Additionally, the Company is a partner in a joint venture which as of May 30, 2015, operated a total of five retail stores in Mexico under the name Bed Bath & Beyond.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long-term objectives. During fiscal 2015, including the stores opened through May 30, 2015, the Company expects to open approximately 30 new stores company-wide as well as a new customer service contact center to support the anticipated growth across all channels, countries and concepts and provide a seamless customer service experience. Additionally, in connection with leveraging its merchandise offerings and optimizing its operations, the Company continues to expand, across selected stores, the number of specialty departments such as health and beauty care, baby, specialty food, and beverage. Also, the Company is committed to the continued growth of its merchandise categories and channels and is growing the number of items it is able to have shipped directly to customers from a vendor. The continued growth of the Company is dependent, in part, upon the Company’s ability to execute these and other key initiatives successfully.

Liquidity and Capital Resources

The Company has been able to finance its operations, including its growth, through internally generated funds. For fiscal 2015, the Company believes that it can continue to finance its operations, including its growth, share repurchases, planned capital expenditures and debt service obligations, through existing and internally generated funds. In addition, if necessary, the Company could borrow under the Revolver. Capital expenditures for fiscal 2015 are planned to be approximately $375 million to $400 million, with nearly half for technology related projects, including the deployment of new systems and equipment in stores, enhancements to omnichannel capabilities, the ongoing investment in data analytics, the continued build out and utilization of a data center in North Carolina, the continued development of a new point-of-sale system; and enhancements to its distribution facilities to improve capacity and productivity; with the remainder for new stores, existing store improvements, and other projects. These planned capital expenditures are subject to the timing and composition of the projects. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Fiscal 2015 compared to Fiscal 2014

Net cash provided by operating activities for the three months ended May 30, 2015 was $154.0 million, compared with $184.0 million in the corresponding period in fiscal 2014. Year over year, the Company experienced an increase in cash used by the net components of working capital (primarily income taxes payable and accounts payable, partially offset by accrued expenses and other current liabilities) and a decrease in net earnings, as adjusted for non-cash expenses (primarily deferred income taxes).

Retail inventory, which includes inventory in the Company’s distribution facilities for direct to customer shipments, were approximately $2.8 billion, an increase of approximately 5.3% compared to retail inventory as of May 31, 2014. The Company’s distribution facilities include the Company’s newest Las Vegas distribution facility which opened during the first quarter of fiscal 2015.

Net cash used in investing activities for the three months ended May 30, 2015 was $39.2 million, compared with net cash provided by investing activities of $246.2 million in the corresponding period of fiscal 2014. For the three months ended May 30, 2015, net cash used in investing activities was due to $72.4 million of capital expenditures, partially offset by $33.1 million of redemptions of investment securities, net of purchases. For the three months ended May 31, 2014, net cash provided by investing activities was due to $313.1 million of redemptions of investment securities, net of purchases, partially offset by $66.9 million of capital expenditures.

Net cash used in financing activities for the three months ended May 30, 2015 was $375.6 million, compared with $262.1 million in the corresponding period of fiscal 2014. The increase in net cash used was primarily due to an increase in common stock repurchases of $112.5 million.

Seasonality

The Company’s sales exhibit seasonality with sales levels generally higher in the calendar months of August, November and December, and generally lower in February.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 (“2014 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the first three months of fiscal 2015.

Forward-Looking Statements

This Form 10-Q may contain forward-looking statements. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, and similar words and phrases. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment; consumer preferences, spending habits and adoption of new technologies; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; civil disturbances and terrorist acts; unusual weather patterns and natural disasters; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; liquidity; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise and other costs and expenses; potential supply chain disruption due to political instability, labor disturbances and other items; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s growth; the ability to assess and implement technologies in support of the Company’s development of its omnichannel capabilities; uncertainty in financial markets; disruptions to the Company’s information technology systems including but not limited to security breaches of systems protecting consumer and employee information; reputational risk arising from challenges to the Company’s or a third party supplier’s compliance with various laws, regulations or standards, including those related to labor, health, safety, privacy or the environment; reputational risk arising from third-party merchandise or service vendor performance in direct home delivery or assembly of product for customers; changes to statutory, regulatory and legal requirements; new, or developments in existing, litigation, claims or assessments; changes to, or new, tax laws or interpretation of existing tax laws; changes to, or new, accounting standards including, without limitation, changes to lease accounting standards; foreign currency exchange rate fluctuations; and the integration of acquired businesses. The Company does not undertake any obligation to update its forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at May 30, 2015 are similar to those disclosed in Item 7A of the Company’s 2014 Form 10-K.

Item 4.  Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management, with the participation of its Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of May 30, 2015 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, carefully consider the factors discussed under “Risk Factors” in the Company’s 2014 Form 10-K as filed with the Securities and Exchange Commission. These risks could materially adversely affect the Company’s business, financial condition and results of operations. These risks are not the only risks the Company faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that the Company currently considers immaterial to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of fiscal 2015 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
March 1, 2015 - March 28, 2015	995,600	$74.99	995,600	$809,221,959
March 29, 2015 - April 25, 2015	1,142,900	$74.20	1,142,900	$724,413,082
April 26, 2015 - May 30, 2015	3,165,100	$71.35	3,165,100	$498,579,363
Total	5,303,600	$72.65	5,303,600	$498,579,363

(1) Between December 2004 and July 2014, the Company's Board of Directors authorized, through several share repurchase programs, the repurchase of $9.450 billion of its shares of common stock. The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. Shares purchased indicated in this table also include shares withheld to cover employee related taxes on vested restricted shares and performance stock unit awards.
(2) Excludes brokerage commissions paid by the Company.

Item 6.   Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: July 8, 2015	By:	/s/ Susan E. Lattmann
Susan E. Lattmann Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Form of Performance Stock Unit Agreement under 2012 Incentive Compensation Plan (effective 2015).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document