Form 10-Q
period 2015-08-29
BED BATH & BEYOND INC
filed 2015-10-07
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended August 29, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 29, 2015
Common Stock - $0.01 par value	166,891,718

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	August 29, 2015	February 28, 2015
Assets
Current assets:
Cash and cash equivalents	$667,563	$875,574
Short term investment securities	28,905	109,992
Merchandise inventories	2,875,417	2,731,881
Other current assets	426,007	366,156

Total current assets	3,997,892	4,083,603

Long term investment securities	70,501	97,160
Property and equipment, net	1,669,951	1,676,700
Goodwill	487,139	486,279
Other assets	425,823	415,251

Total assets	$6,651,306	$6,758,993

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,196,798	$1,156,368
Accrued expenses and other current liabilities	428,464	403,547
Merchandise credit and gift card liabilities	317,247	306,160
Current income taxes payable	60,690	76,606

Total current liabilities	2,003,199	1,942,681

Deferred rent and other liabilities	492,780	493,137
Income taxes payable	87,059	79,985
Long term debt	1,500,000	1,500,000

Total liabilities	4,083,038	4,015,803

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	-	-

Common stock - $0.01 par value; authorized - 900,000 shares; issued 337,560 and 336,667 shares, respectively; outstanding 166,892 and 174,178 shares, respectively	3,376	3,367
Additional paid-in capital	1,849,677	1,796,692
Retained earnings	9,913,505	9,553,376
Treasury stock, at cost; 170,668 and 162,489 shares, respectively	(9,147,228)	(8,567,932)
Accumulated other comprehensive loss	(51,062)	(42,313)

Total shareholders' equity	2,568,268	2,743,190

Total liabilities and shareholders' equity	$6,651,306	$6,758,993

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Net sales	$2,995,469	$2,944,905	$5,733,964	$5,601,603

Cost of sales	1,854,519	1,810,860	3,548,881	3,436,673

Gross profit	1,140,950	1,134,045	2,185,083	2,164,930

Selling, general and administrative expenses	790,756	765,304	1,561,620	1,495,488

Operating profit	350,194	368,741	623,463	669,442

Interest expense, net	25,053	9,528	44,954	11,622

Earnings before provision for income taxes	325,141	359,213	578,509	657,820

Provision for income taxes	123,463	135,260	218,380	246,815

Net earnings	$201,678	$223,953	$360,129	$411,005

Net earnings per share - Basic	$1.22	$1.18	$2.16	$2.11
Net earnings per share - Diluted	$1.21	$1.17	$2.13	$2.09

Weighted average shares outstanding - Basic	165,024	189,625	166,898	194,622
Weighted average shares outstanding - Diluted	166,633	191,496	168,883	196,796

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Net earnings	$201,678	$223,953	$360,129	$411,005

Other comprehensive income (loss):

Change in temporary impairment of auction rate securities, net of taxes	1,222	(169)	1,186	(131)
Pension adjustment, net of taxes	(432)	376	(441)	448
Currency translation adjustment	(10,471)	(559)	(9,494)	2,912

Other comprehensive income (loss)	(9,681)	(352)	(8,749)	3,229

Comprehensive income	$191,997	$223,601	$351,380	$414,234

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended
	August 29, 2015	August 30, 2014
Cash Flows from Operating Activities:
Net earnings	$360,129	$411,005
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	127,113	117,471
Stock-based compensation	33,859	33,760
Excess tax benefit from stock-based compensation	(10,331)	(8,081)
Deferred income taxes	(10,798)	(26,086)
Other	1,169	(756)
Increase in assets:
Merchandise inventories	(147,486)	(178,592)
Trading investment securities	(2,134)	(5,209)
Other current assets	(56,272)	(28,839)
Other assets	(6,782)	(2,174)
Increase in liabilities:
Accounts payable	81,421	195,364
Accrued expenses and other current liabilities	18,115	21,196
Merchandise credit and gift card liabilities	11,356	10,373
Income taxes payable	1,174	1,865
Deferred rent and other liabilities	8,800	3,683
Net cash provided by operating activities	409,333	544,980

Cash Flows from Investing Activities:
Purchase of held-to-maturity investment securities	(16,873)	(84,367)
Redemption of held-to-maturity investment securities	126,875	513,750
Capital expenditures	(160,805)	(155,300)
Net cash (used in) provided by investing activities	(50,803)	274,083

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	7,879	9,704
Proceeds from issuance of senior unsecured notes	-	1,500,000
Payment of deferred financing costs	-	(10,157)
Prepayment under share repurchase agreement	-	(165,000)
Excess tax benefit from stock-based compensation	10,331	8,081
Repurchase of common stock, including fees	(579,296)	(1,303,260)
Net cash (used in) provided by financing activities	(561,086)	39,368

Effect of exchange rate changes on cash and cash equivalents	(5,455)	1,680

Net (decrease) increase in cash and cash equivalents	(208,011)	860,111

Cash and cash equivalents:
Beginning of period	875,574	366,516
End of period	$667,563	$1,226,627

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of August 29, 2015 and February 28, 2015 and the results of its operations and comprehensive income for the three and six months ended August 29, 2015 and August 30, 2014, respectively, and its cash flows for the six months ended August 29, 2015 and August 30, 2014, respectively.

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

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings, consumables and certain juvenile products. Sales of domestics merchandise and home furnishings for the Company accounted for approximately 39.4% and 60.6% of net sales, respectively, for the three months ended August 29, 2015 and approximately 39.3% and 60.7% of net sales, respectively, for the three months ended August 30, 2014. Sales of domestics merchandise and home furnishings for the Company accounted for approximately 38.1% and 61.9% of net sales, respectively, for the six months ended August 29, 2015 and approximately 37.9% and 62.1% of net sales, respectively, for the six months ended August 30, 2014.

Net sales outside of the U.S. were not material for the three and six months ended August 29, 2015 and August 30, 2014.

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

As of August 29, 2015, the Company’s financial assets utilizing Level 1 inputs included short term available-for-sale securities consisting of preferred shares of closed end municipal bond funds for which a tender offer has been accepted in the second quarter of fiscal 2015 and the long term trading investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 4).

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The Company’s investment securities consist primarily of U.S. Treasury securities, which are stated at amortized cost, and auction rate securities, which are stated at their approximate fair value. The book value of the financial instruments, excluding the Company’s long term debt, is representative of their fair values. The fair value of the Company’s long term debt is approximately $1.462 billion, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.500 billion.

3) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $103.5 million and $90.3 million as of August 29, 2015 and February 28, 2015, respectively.

4) Investment Securities

The Company’s investment securities as of August 29, 2015 and February 28, 2015 are as follows:

(in millions)	August 29, 2015	February 28, 2015
Available-for-sale securities:
Short term	$28.9	$-
Long term	19.2	47.9

Trading securities:
Long term	51.3	49.2

Held-to-maturity securities:
Short term	-	110.0
Total investment securities	$99.4	$207.1

Auction Rate Securities

As of August 29, 2015, the Company’s short term available-for-sale securities of approximately $28.9 million represented approximately $30.7 million par value of auction rate securities at a price of approximately 94% of par value during the second quarter of fiscal 2015. The Company incurred a realized loss on these securities of approximately $1.8 million which is included within interest expense, net in the consolidated statement of earnings for the three and six months ended August 29, 2015. Subsequent to the end of the fiscal second quarter of 2015, the Company redeemed these securities for $28.9 million. As of August 29, 2015 and February 28, 2015, the Company’s long term available-for-sale investment securities represented approximately $20.3 million and $51.0 million par value of auction rate securities, respectively, consisting of preferred shares of closed end municipal bond funds, less temporary valuation adjustments of approximately $1.1 million and $3.1 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings.

U.S. Treasury Securities

As of August 29, 2015, the Company had no short term held-to-maturity securities. As of February 28, 2015, the Company’s short term held-to-maturity securities included approximately $110.0 million of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation).

Long Term Trading Investment Securities

The Company’s long term trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $51.3 million and $49.2 million as of August 29, 2015 and February 28, 2015, respectively.

5) Property and Equipment

As of August 29, 2015 and February 28, 2015, included in property and equipment, net is accumulated depreciation of approximately $2.4 billion and $2.3 billion, respectively.

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

The Notes were issued under an indenture (the “Base Indenture”), as supplemented by a first supplemental indenture (together, with the Base Indenture, the “Indenture”), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of August 29, 2015.

Revolving Credit Agreement

On August 6, 2014, the Company entered into a $250 million five year senior unsecured revolving credit facility agreement (“Revolver”) with various lenders. During the six months ended August 29, 2015, the Company did not have any borrowings under the Revolver.

The Revolver contains customary affirmative and negative covenants and also requires the Company to maintain a minimum leverage ratio. The Company was in compliance with all covenants related to the Revolver as of August 29, 2015.

Deferred financing costs associated with the Notes and the Revolver of approximately $10.1 million were capitalized and are included in other assets, net of amortization, in the accompanying Consolidated Balance Sheets. These deferred financing costs are being amortized over the term of each of the Notes and the term of the Revolver and such amortization is included in interest expense, net in the Consolidated Statement of Earnings. Interest expense related to the Notes and the Revolver, including the commitment fee and the amortization of the deferred financing costs, was approximately $18.1 million and $36.8 million for the three and six months ended August 29, 2015, respectively.

Lines of Credit

At August 29, 2015, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of February 28, 2016 and August 31, 2016, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first six months of fiscal 2015, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

7) Shareholders’ Equity

Between December 2004 and July 2014, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $9.450 billion of its shares of common stock. The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock and performance stock unit awards. In the first six months of fiscal 2015, the Company repurchased approximately 8.2 million shares of its common stock for a total cost of approximately $579.3 million, bringing the aggregate total of common stock repurchased to approximately 170.7 million shares for a total cost of approximately $9.1 billion since the initial authorization in December 2004. The Company has approximately $304.7 million remaining of authorized share repurchases as of August 29, 2015.

In September 2015, subsequent to the fiscal second quarter, the Company’s Board of Directors authorized a new $2.5 billion share repurchase program. The Company is currently planning the new share repurchase program to commence after completion of the existing share repurchase program. The Company currently anticipates this new program will be funded from current cash and future cash flows.

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

Stock-based compensation expense for the three and six months ended August 29, 2015 was approximately $16.1 million ($10.0 million after tax or $0.06 per diluted share) and approximately $33.9 million ($21.1 million after tax or $0.12 per diluted share), respectively. Stock-based compensation expense for the three and six months ended August 30, 2014 was approximately $15.6 million ($9.7 million after tax or $0.05 per diluted share) and approximately $33.8 million ($21.1 million after tax or $0.11 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the six months ended August 29, 2015 and August 30, 2014 was approximately $1.0 million and $0.9 million, respectively.

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

The Company generally issues new shares for stock option exercises, restricted stock awards and vesting of performance stock units. As of August 29, 2015, unrecognized compensation expense related to the unvested portion of the Company’s stock options, restricted stock awards and performance stock units was $28.8 million, $148.9 million and $30.1 million, respectively, which is expected to be recognized over a weighted average period of 3.2 years, 4.1 years and 2.5 years, respectively.

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

	Six Months Ended
Black-Scholes Valuation Assumptions (1)	August 29, 2015	August 30, 2014

Weighted Average Expected Life (in years) (2)	6.7	6.6
Weighted Average Expected Volatility (3)	27.59%	28.31%
Weighted Average Risk Free Interest Rates (4)	1.93%	2.11%
Expected Dividend Yield	-	-

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

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the six months ended August 29, 2015 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	3,682	$51.05
Granted	501	70.96
Exercised	(221)	35.62
Forfeited or expired	(91)	63.12
Options outstanding, end of period	3,871	$54.22
Options exercisable, end of period	2,392	$46.85

The weighted average fair value for the stock options granted during the first six months of fiscal 2015 and 2014 was $23.12 and $20.96, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of August 29, 2015 was 4.2 years and $42.6 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of August 29, 2015 was 2.9 years and $40.6 million, respectively. The total intrinsic value for stock options exercised during the first six months of fiscal 2015 and 2014 was $8.2 million and $6.4 million, respectively.

Net cash proceeds from the exercise of stock options for the first six months of fiscal 2015 were $7.9 million and the net associated income tax benefit was $10.2 million.

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

Changes in the Company’s restricted stock for the six months ended August 29, 2015 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	3,592	$57.90
Granted	709	70.36
Vested	(907)	48.89
Forfeited	(134)	61.47
Unvested restricted stock, end of period	3,260	$62.97

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

Changes in the Company’s PSUs for the six months ended August 29, 2015 were as follows:

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

Stock-based awards for the three and six months ended August 29, 2015 of approximately 2.7 million and 2.1 million, respectively, and August 30, 2014 of approximately 1.8 million and 2.0 million, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

10) Supplemental Cash Flow Information

The Company paid income taxes of $226.2 million and $269.8 million in the first six months of fiscal 2015 and 2014, respectively. In addition, the Company had interest payments of approximately $40.8 million and $4.5 million in the first six months of fiscal 2015 and 2014, respectively.

The Company recorded an accrual for capital expenditures of $18.1 million and $8.4 million as of August 29, 2015 and August 30, 2014, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a retailer which operates under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, “CTS”), Harmon or Harmon Face Values (collectively, “Harmon”), buybuy BABY (“Baby”) and World Market, Cost Plus World Market or Cost Plus (collectively, “Cost Plus World Market”). Customers can purchase products from the Company either in-store, online or through a mobile device. The Company has the developing ability to have customer purchases picked up in-store or shipped direct to the customer from the Company’s distribution facilities, stores or vendors. In addition, the Company operates Of a Kind, an e-commerce website that features specially commissioned, limited edition items from emerging fashion and home designers, which was acquired in the second quarter of fiscal 2015. The Company also operates Linen Holdings, a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, healthcare and other industries. Additionally, the Company is a partner in a joint venture which operates six retail stores in Mexico under the name Bed Bath & Beyond.

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

The following represents an overview of the Company’s financial performance for the periods indicated:

•	For the three and six months ended August 29, 2015, the Company’s net sales were $2.995 billion and $5.734 billion, respectively, an increase of approximately 1.7% and 2.4%, as compared with the three and six months ended August 30, 2014. On a constant currency basis, which is a non-GAAP measure, net sales increased approximately 2.2% and 2.7%, as compared with the three and six months ended August 30, 2014. Net sales and comparable sales of the Company’s foreign operations are calculated on a constant currency basis by translating the current year’s respective sales of its foreign operations at the same exchange rates used in the prior year.

•	Comparable sales for the three and six months ended August 29, 2015 increased by approximately 0.7% and 1.4%, respectively, as compared with an increase of approximately 3.4% and 2.0%, respectively, for the three and six months ended August 30, 2014. On a constant currency basis, comparable sales increased approximately 1.1% and 1.8%, as compared with the three and six months ended August 30, 2014. For the three months ended August 29, 2015, comparable sales consummated through customer facing online websites and mobile applications increased in excess of 25% over the corresponding three month period in the prior year, while comparable sales consummated in-store declined approximately 1%. For the six months ended August 29, 2015, comparable sales consummated through customer facing online websites and mobile applications increased in excess of 30% over the corresponding six month period in the prior year, while comparable sales consummated in-store were relatively flat.

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

Sales consummated on a mobile device while physically in a store location are recorded as customer facing online websites and mobile applications sales. Customer orders reserved online and picked up in a store are recorded as in-store sales. In-store sales are reduced by sales originally consummated from customer facing online websites and mobile applications and subsequently returned in-store.

Stores relocated or expanded are excluded from comparable sales if the change in square footage would cause meaningful disparity in sales over the prior period. In the case of a store to be closed, such store’s sales are not considered comparable once the store closing process has commenced. Of a Kind is excluded from the comparable sales calculation for the three and six months ended August 29, 2015, and will continue to be excluded until after the anniversary of the acquisition. Linen Holdings is excluded from the comparable sales calculations and will continue to be excluded on an ongoing basis as it represents non-retail activity.

•	Gross profit for the three months ended August 29, 2015 was $1.141 billion, or 38.1% of net sales, compared with $1.134 billion, or 38.5% of net sales, for the three months ended August 30, 2014. Gross profit for the six months ended August 29, 2015 was $2.185 billion, or 38.1% of net sales, compared with $2.165 billion, or 38.6% of net sales, for the six months ended August 30, 2014.

•	Selling, general and administrative expenses (“SG&A”) for the three months ended August 29, 2015 were $790.8 million, or 26.4% of net sales, compared with $765.3 million, or 26.0% of net sales, for the three months ended August 30, 2014. SG&A for the six months ended August 29, 2015 were $1.562 million, or 27.2% of net sales, compared with $1.495 million, or 26.7% of net sales, for the six months ended August 30, 2014.

•	Interest expense for the three months ended August 29, 2015 was $25.1 million compared with $9.5 million for the three months ended August 30, 2014. Interest expense for the six months ended August 29, 2015 was $45.0 million compared with $11.6 million for the six months ended August 30, 2014.

•	The effective tax rate for the three months ended August 29, 2015 was 38.0% compared with 37.7% for the three months ended August 30, 2014. The effective tax rate for the six months ended August 29, 2015 was 37.7% compared with 37.5% for the six months ended August 30, 2014. The tax rates included discrete tax items resulting in net costs of approximately $0.8 million and net benefits of approximately $0.8 million, respectively, for the three months ended August 29, 2015 and August 30, 2014, and net benefits of approximately $0.7 million and $2.6 million, respectively, for the six months ended August 29, 2015 and August 30, 2014.

•	For the three months ended August 29, 2015, net earnings per diluted share were $1.21 ($201.7 million) as compared with net earnings per diluted share of $1.17 ($224.0 million) for the three months ended August 30, 2014. For the six months ended August 29, 2015, net earnings per diluted share were $2.13 ($360.1 million) as compared with net earnings per diluted share of $2.09 ($411.0 million) for the six months ended August 30, 2014. The increases in net earnings per diluted share for the three and six months ended August 29, 2015 are the result of the impact of the Company’s repurchases of its common stock, as well as the items described above.

Capital expenditures for the six months ended August 29, 2015 and August 30, 2014 were $160.8 million and $155.3 million, respectively. Fiscal 2015 capital expenditures included expenditures for technology enhancements, new stores, existing store improvements and other projects. The Company continues to review and prioritize its capital needs and remains committed to making the required investments in its infrastructure to help position the Company for continued growth and success.

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

During the six months ended August 29, 2015, the Company opened a total of eight new stores and closed one store as well as developed a new customer service contact center, which will officially open in the fiscal third quarter, to support the anticipated growth across all channels, countries and concepts and provide a seamless customer service experience. The Company plans to continue to actively manage its real estate portfolio in order to permit store sizes, layouts, locations and offerings to evolve over time to optimize market profitability and will renovate or reposition stores within markets when appropriate. During fiscal 2015, including the stores opened through August 29, 2015, the Company expects company-wide to open approximately 30 new stores and close approximately 10 stores. Additionally, during fiscal 2015, the Company expects to continue to invest in technology related projects, including the deployment of new systems and equipment in its stores, enhancements to its omnichannel capabilities, ongoing investment in data analytics, the continued build out and utilization of a data center in North Carolina and the continued development of a new point of sale system.

During the three and six months ended August 29, 2015, the Company repurchased approximately 2.9 million and 8.2 million shares, respectively, of its common stock at a total cost of approximately $193.9 million and $579.3 million, respectively. During the three and six months ended August 30, 2014, including the initial delivery of approximately 15.4 million shares under an accelerated share repurchase agreement, the Company repurchased approximately 16.9 million and 21.1 million shares, respectively, of its common stock at a total cost of approximately $1.0 billion and $1.3 billion, respectively. The Company’s share repurchase program may be influenced by several factors, including business and market conditions. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

In September 2015, subsequent to the fiscal second quarter, the Company’s Board of Directors authorized a new $2.5 billion share repurchase program. The Company is currently planning the new share repurchase program to commence after completion of the existing share repurchase program, which is estimated to be in early fiscal 2016. The Company currently anticipates this new program will be funded from current cash and future cash flows and for planning purposes, is estimated to be completed in fiscal 2019. The Company’s share repurchase program may be influenced by several factors, including business and market conditions.

Results of Operations

Net Sales

Net sales for the three months ended August 29, 2015 were $2.995 billion, an increase of $50.6 million or approximately 1.7% over net sales of $2.945 billion for the corresponding quarter last year. On a constant currency basis, which is a non-GAAP measure, net sales for the three months ended August 29, 2015 increased approximately 2.2%. Net sales and comparable sales of the Company’s foreign operations are calculated on a constant currency basis by translating the current year’s respective sales of its foreign operations at the same exchange rates used in the prior year. For the three months ended August 29, 2015, approximately 41% of the increase was attributable to an increase in comparable sales and the remainder was primarily attributable to an increase in the Company’s new store sales and Linen Holdings.

For the six months ended August 29, 2015, net sales were $5.734 billion, an increase of $132.4 million or approximately 2.4% over net sales of $5.602 billion for the corresponding six months last year. On a constant currency basis, which is a non-GAAP measure, net sales for the six months ended August 29, 2015 increased approximately 2.7%. For the six months ended August 29, 2015, approximately 59% of the increase was attributable to an increase in comparable sales and the remainder was primarily attributable to an increase in the Company’s new store sales and Linen Holdings.

The increase in comparable sales for the three and six months ended August 29, 2015 was approximately 0.7% and 1.4%, respectively, as compared with an increase of approximately 3.4% and 2.0% for the three and six months ended August 30, 2014, respectively. The increase in comparable sales for the three months ended August 29, 2015 was due to an increase in the average transaction amount, partially offset by a slight decrease in the number of transactions. The increase in comparable sales for the six months ended August 29, 2015 was due to an increase in the average transaction amount. On a constant currency basis, comparable sales increased approximately 1.1% and 1.8%, as compared with the three and six months ended August 30, 2014.

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

For the three months ended August 29, 2015, comparable sales consummated through customer facing online websites and mobile applications increased in excess of 25% over the corresponding three month period in the prior year, while comparable sales consummated in-store declined approximately 1%. For the six months ended August 29, 2015, comparable sales consummated through customer facing online websites and mobile applications increased in excess of 30% over the corresponding six month period in the prior year, while comparable sales consummated in-store were relatively flat.

For the three and six months ended August 29, 2015, comparable sales represented $2.898 billion and $5.547 billion of net sales, respectively. For the three and six months ended August 30, 2014, comparable sales represented $2.857 billion and $5.422 billion of net sales, respectively.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 39.4% and 60.6% of net sales, respectively, for the three months ended August 29, 2015 and approximately 39.3% and 60.7% of net sales, respectively, for the three months ended August 30, 2014. Sales of domestics merchandise and home furnishings for the Company accounted for approximately 38.1% and 61.9% of net sales, respectively, for the six months ended August 29, 2015 and approximately 37.9% and 62.1% of net sales, respectively, for the six months ended August 30, 2014.

Gross Profit

Gross profit for the three months ended August 29, 2015 was $1.141 billion, or 38.1% of net sales, compared with $1.134 billion, or 38.5% of net sales, for the three months ended August 30, 2014. The decrease in the gross profit margin as a percentage of net sales for the three months ended August 29, 2015 was primarily attributed to, in order of magnitude, an increase in coupon expense resulting from an increase in redemptions and a slight increase in the average coupon amount, and an increase in inventory acquisition costs. Also, contributing to the decrease in gross profit margin was an increase in net direct to customer shipping expense.

Gross profit for the six months ended August 29, 2015 was $2.185 billion, or 38.1% of net sales, compared with $2.165 billion, or 38.6% of net sales, for the six months ended August 30, 2014. The decrease in the gross profit margin as a percentage of net sales for the six months ended August 29, 2015 was primarily attributed to, in order of magnitude, an increase in coupon expense resulting from an increase in redemptions, partially offset by a slight decrease in the average coupon amount, an increase in inventory acquisition costs and, to a slightly lesser extent, an increase in net direct to customer shipping expense.

Selling, General and Administrative Expenses

SG&A for the three months ended August 29, 2015 was $790.8 million, or 26.4% of net sales, compared with $765.3 million, or 26.0% of net sales, for the three months ended August 30, 2014. The percentage of net sales increase in SG&A for the three months ended August 29, 2015 was primarily attributable to increased technology expenses and related depreciation.

SG&A for the six months ended August 29, 2015 was $1.562 million, or 27.2% of net sales, compared with $1.495 billion, or 26.7% of net sales, for the six months ended August 30, 2014. For the six months ended August 29, 2015, the most significant item contributing to the increase in SG&A as a percentage of net sales is an increase in technology expenses and related depreciation. Also, contributing to this increase in SG&A as a percentage of net sales for the six months ended August 29, 2015 is an increase in advertising expenses due in part to the growth in digital advertising.

Operating Profit

Operating profit for the three months ended August 29, 2015 was $350.2 million, or 11.7% of net sales, compared with $368.7 million, or 12.5% of net sales, during the comparable period last year. For the six months ended August 29, 2015, operating profit was $623.5 million, or 10.9% of net sales, compared with $669.4 million, or 12.0% of net sales, during the comparable period last year. The changes in operating profit as a percentage of net sales were the result of the changes in gross profit margin and SG&A as a percentage of net sales as described above.

The Company believes operating margin compression is likely to continue through the remainder of fiscal 2015 as a result of several items, including increases in, as a percentage of net sales, coupon expense, net direct to customer shipping expense, technology expenses and related depreciation related to the Company’s ongoing investments, a planned unfavorable Canadian currency exchange rate and investments in compensation and benefits beyond those historically planned. In addition, the operating margin compression will be impacted by the non-recurring benefit relating to the credit card litigation settlement in fiscal 2014.

Interest Expense, net

Interest expense, net for the three months ended August 29, 2015 was $25.1 million compared to $9.5 million for the three months ended August 30, 2014. For the three months ended August 29, 2015, interest expense, net primarily related to interest on the senior unsecured notes issued in July 2014 and the sale/leaseback obligations related to certain distribution facilities. Also included in interest expense, net for the three months ended August 29, 2015 was approximately $1.8 million of a realized loss incurred related to the tender of certain auction rate securities, as well as approximately $2.9 million related to the reduction in value of the nonqualified deferred compensation plan investments. This reduction in the value of the investments was offset by a corresponding benefit in SG&A and resulted in no net impact to the consolidated statement of earnings.

Interest expense, net for the six months ended August 29, 2015 was $45.0 million compared to $11.6 million for the six months ended August 30, 2014. For the six months ended August 29, 2015, interest expense, net primarily related to interest on the senior unsecured notes issued in July 2014 and the sale/leaseback obligations related to certain distribution facilities. Also included in interest expense, net for the six months ended August 29, 2015 was approximately $1.8 million of a realized loss incurred related to the tender of certain auction rate securities, as well as approximately $1.8 million related to the reduction in value of the nonqualified deferred compensation plan investments. This reduction in the value of the investments was offset by a corresponding benefit in SG&A and resulted in no net impact to the consolidated statement of earnings.

Income Taxes

The effective tax rate for the three months ended August 29, 2015 was 38.0% compared with 37.7% for the three months ended August 30, 2014. The tax rate for the three months ended August 29, 2015 included net costs of approximately $0.8 million and for the three months ended August 30, 2014 included a net benefit of approximately $0.8 million, due to discrete tax events occurring during these quarters.

The effective tax rate for the six months ended August 29, 2015 was 37.7% compared with 37.5% for the six months ended August 30, 2014. The tax rate for the six months ended August 29, 2015 included a net benefit of approximately $0.7 million, due to discrete tax events during the first six months of fiscal 2015, and for the six months ended August 30, 2014 included a net benefit of approximately $2.6 million, due to the recognition of favorable discrete federal and state tax items.

Potential volatility in the effective tax rate from quarter to quarter may occur as the Company is required each quarter to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net Earnings

As a result of the factors described above, net earnings for the three and six months ended August 29, 2015 were $201.7 million and $360.1 million, respectively, compared with $224.0 million and $411.0 million, respectively, for the corresponding period in fiscal 2014.

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

As of August 29, 2015, the Company operated 1,520 stores plus its various websites, other interactive platforms and distribution facilities. The Company’s 1,520 stores operate in all 50 states, the District of Columbia, Puerto Rico and Canada, including: 1,023 BBB stores, 270 Cost Plus World Market stores, 99 Baby stores, 78 CTS stores and 50 Harmon stores. During the six months ended August 29, 2015, the Company opened a total of eight new stores and closed one store as well as developed a new customer service contact center, which will officially open in the fiscal third quarter, to support the anticipated growth across all channels, countries and concepts and provide a seamless customer service experience. At the end of the second quarter of 2015, Company-wide total store square footage, net of openings and closings, for all of its concepts, was approximately 43.2 million square feet. In addition, the Company has distribution facilities totaling 6.0 million square feet including a new distribution facility in Las Vegas opened during the six months ended August 29, 2015. In fiscal 2016, the Company plans to open another distribution facility in the Southwest and will continue to assess additional sites throughout the country in order to gain greater distribution efficiencies. The Company also operates websites at bedbathandbeyond.com, bedbathandbeyond.ca, christmastreeshops.com, harmondiscount.com, buybuybaby.com, worldmarket.com and ofakind.com. Additionally, the Company is a partner in a joint venture which as of August 29, 2015, operated a total of six retail stores in Mexico under the name Bed Bath & Beyond.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long-term objectives. During fiscal 2015, including the stores opened through August 29, 2015, the Company expects company-wide to open approximately 30 new stores and close approximately 10 stores. Additionally, in connection with leveraging its merchandise offerings and optimizing its operations, the Company continues to expand, across selected stores, the number of specialty departments such as health and beauty care, baby, specialty food, and beverage. Also, the Company is committed to the continued growth of its merchandise categories and channels and is growing the number of items it is able to have shipped directly to customers from a vendor. The continued growth of the Company is dependent, in part, upon the Company’s ability to execute these and other key initiatives successfully.

Liquidity and Capital Resources

The Company has been able to finance its operations, including its growth, through internally generated funds. For fiscal 2015, the Company believes that it can continue to finance its operations, including its growth, share repurchases, planned capital expenditures and debt service obligations, through existing and internally generated funds. In addition, if necessary, the Company could borrow under the Revolver. Capital expenditures for fiscal 2015 are planned to be approximately $375 million to $400 million, with a significant portion for technology related projects, including the deployment of new systems and equipment in stores, enhancements to omnichannel capabilities, the ongoing investment in data analytics, the continued build out and utilization of a data center in North Carolina, the continued development of a new point-of-sale system; and enhancements to its distribution facilities to improve capacity and productivity; with the remainder for new stores, existing store improvements, and other projects. These planned capital expenditures are subject to the timing and composition of the projects. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Fiscal 2015 compared to Fiscal 2014

Net cash provided by operating activities for the six months ended August 29, 2015 was $409.3 million, compared with $545.0 million in the corresponding period in fiscal 2014. Year over year, the Company experienced an increase in cash used by the net components of working capital (primarily accounts payable and other current assets, partially offset by merchandise inventories) and a decrease in net earnings, as adjusted for non-cash expenses (primarily deferred income taxes).

Retail inventory, which includes inventory in the Company’s distribution facilities for direct to customer shipments, was approximately $2.8 billion, an increase of approximately 3.9% compared to retail inventory as of August 30, 2014. The Company’s distribution facilities include the Company’s newest Las Vegas distribution facility which opened during the first six months of fiscal 2015.

Net cash used in investing activities for the six months ended August 29, 2015 was $50.8 million, compared to net cash provided by investing activities of $274.1 million in the corresponding period of fiscal 2014. For the six months ended August 29, 2015, net cash used in investing activities was due to $160.8 million of capital expenditures, partially offset by $110.0 million of redemptions of investment securities, net of purchases. For the six months ended August 30, 2014, net cash provided by investing activities was primarily due to $429.4 million of redemptions of investment securities, net of purchases, partially offset by $155.3 million of capital expenditures.

Net cash used in financing activities for the six months ended August 29, 2015 was $561.1 million, compared to net cash provided by financing activities of $39.4 million in the corresponding period of fiscal 2014. For the six months ended August 29, 2015, net cash used in financing activities was primarily due to $579.3 million of common stock repurchases. For the six months ended August 30, 2014, net cash provided by financing activities was primarily due to $1.5 billion of proceeds from the issuance of senior unsecured notes, partially offset by $1.3 billion of common stock repurchases which included the initial delivery of shares under an accelerated share repurchase agreement and a $165.0 million prepayment under an accelerated share repurchase agreement.

Seasonality

The Company’s sales exhibit seasonality with sales levels generally higher in the calendar months of August, November and December, and generally lower in February.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 (“2014 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the first six months of fiscal 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at August 29, 2015 are similar to those disclosed in Item 7A of the Company’s 2014 Form 10-K.

As of August 29, 2015, the Company’s investments include cash and cash equivalents of approximately $667.6 million, short term investment securities of approximately $28.9 million and long term investment securities of approximately $70.5 million at weighted average interest rates of 0.01%, 0.15% and 0.17%, respectively. The book value of these investments is representative of their fair values.

The Company’s senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of August 29, 2015, the fair value of the senior unsecured notes was $1.462 billion, which is based on quoted prices in active markets for identical instruments compared to the carrying value of approximately $1.500 billion.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management, with the participation of its Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of August 29, 2015 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of fiscal 2015 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
May 31, 2015 - June 27, 2015	908,800	$70.78	908,800	$434,254,449
June 28, 2015 - July 25, 2015	755,700	$68.83	755,700	$382,240,648
July 26, 2015 - August 29, 2015	1,211,000	$64.06	1,211,000	$304,660,515
Total	2,875,500	$67.44	2,875,500	$304,660,515

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

(3) In September 2015, subsequent to the fiscal second quarter, the Company's Board of Directors authorized a new $2.5 billion share repurchase program, which is not reflected in the table above.

Item 6. Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: October 7, 2015	By:	/s/ Susan E. Lattmann
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