Form 10-Q
period 2015-11-28
BED BATH & BEYOND INC
filed 2016-01-07
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended November 28, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 28, 2015
Common Stock - $0.01 par value	163,587,453

 BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

 (in thousands, except per share data)

(unaudited)

	November 28, 2015	February 28, 2015

Assets
Current assets:
Cash and cash equivalents	$490,737	$875,574
Short term investment securities	-	109,992
Merchandise inventories	3,219,667	2,731,881
Other current assets	480,132	366,156

Total current assets	4,190,536	4,083,603

Long term investment securities	74,666	97,160
Property and equipment, net	1,686,632	1,676,700
Goodwill	487,166	486,279
Other assets	404,992	415,251

Total assets	$6,843,992	$6,758,993

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,402,968	$1,156,368
Accrued expenses and other current liabilities	467,654	403,547
Merchandise credit and gift card liabilities	317,430	306,160
Current income taxes payable	4,327	76,606

Total current liabilities	2,192,379	1,942,681

Deferred rent and other liabilities	504,469	493,137
Income taxes payable	81,390	79,985
Long term debt	1,500,000	1,500,000

Total liabilities	4,278,238	4,015,803

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	-	-

Common stock - $0.01 par value; authorized - 900,000 shares; issued 337,554 and 336,667 shares, respectively; outstanding 163,587 and 174,178 shares, respectively	3,376	3,367
Additional paid-in capital	1,866,071	1,796,692
Retained earnings	10,091,321	9,553,376
Treasury stock, at cost; 173,967 and 162,489 shares, respectively	(9,341,450)	(8,567,932)
Accumulated other comprehensive loss	(53,564)	(42,313)

Total shareholders' equity	2,565,754	2,743,190

Total liabilities and shareholders' equity	$6,843,992	$6,758,993

See accompanying Notes to Consolidated Financial Statements.

 BED BATH & BEYOND INC. AND SUBSIDIARIES

 Consolidated Statements of Earnings

 (in thousands, except per share data)

 (unaudited)

	Three Months Ended		Nine Months Ended

	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014

Net sales	$2,952,031	$2,942,980	$8,685,995	$8,544,583

Cost of sales	1,836,720	1,814,006	5,385,601	5,250,679

Gross profit	1,115,311	1,128,974	3,300,394	3,293,904

Selling, general and administrative expenses	822,453	776,291	2,384,073	2,271,779

Operating profit	292,858	352,683	916,321	1,022,125

Interest expense, net	18,052	19,569	63,006	31,191

Earnings before provision for income taxes	274,806	333,114	853,315	990,934

Provision for income taxes	96,990	107,706	315,370	354,521

Net earnings	$177,816	$225,408	$537,945	$636,413

Net earnings per share - Basic	$1.10	$1.24	$3.26	$3.34
Net earnings per share - Diluted	$1.09	$1.23	$3.22	$3.31

Weighted average shares outstanding - Basic	162,005	181,629	165,267	190,292
Weighted average shares outstanding - Diluted	163,582	183,794	167,116	192,463

See accompanying Notes to Consolidated Financial Statements.

 BED BATH & BEYOND INC. AND SUBSIDIARIES

 Consolidated Statements of Comprehensive Income

 (in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014

Net earnings	$177,816	$225,408	$537,945	$636,413

Other comprehensive income (loss):

Change in temporary impairment of auction rate securities, net of taxes	-	205	1,186	74
Pension adjustment, net of taxes	(38)	252	(479)	700
Currency translation adjustment	(2,464)	(8,990)	(11,958)	(6,078)

Other comprehensive income (loss)	(2,502)	(8,533)	(11,251)	(5,304)

Comprehensive income	$175,314	$216,875	$526,694	$631,109

 See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	November 28, 2015	November 29, 2014

Cash Flows from Operating Activities:

Net earnings	$537,945	$636,413
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	193,633	179,466
Stock-based compensation	49,848	49,284
Excess tax benefit from stock-based compensation	(10,380)	(11,127)
Deferred income taxes	22,848	(27,247)
Other	740	(1,399)
Increase in assets:
Merchandise inventories	(493,054)	(489,198)
Trading investment securities	(6,300)	(7,364)
Other current assets	(124,143)	(105,683)
Other assets	(6,611)	(1,064)
Increase (decrease) in liabilities:
Accounts payable	288,304	236,450
Accrued expenses and other current liabilities	64,986	72,479
Merchandise credit and gift card liabilities	11,584	12,709
Income taxes payable	(60,933)	(48,017)
Deferred rent and other liabilities	21,465	6,475

Net cash provided by operating activities	489,932	502,177

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	(16,873)	(219,353)
Redemption of held-to-maturity investment securities	126,875	573,750
Redemption of available-for-sale investment securities	28,905	-
Capital expenditures	(244,255)	(232,658)

Net cash (used in) provided by investing activities	(105,348)	121,739

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	7,879	24,790
Proceeds from issuance of senior unsecured notes	-	1,500,000
Payment of deferred financing costs	-	(10,092)
Prepayment under share repurchase agreement	-	(165,000)
Payment of other liabilities	(7,646)	-
Excess tax benefit from stock-based compensation	10,380	11,127
Repurchase of common stock, including fees	(773,518)	(1,303,951)

Net cash (used in) provided by financing activities	(762,905)	56,874

Effect of exchange rate changes on cash and cash equivalents	(6,516)	(3,468)

Net (decrease) increase in cash and cash equivalents	(384,837)	677,322

Cash and cash equivalents:

Beginning of period	875,574	366,516
End of period	$490,737	$1,043,838

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of November 28, 2015 and February 28, 2015 and the results of its operations and comprehensive income for the three and nine months ended November 28, 2015 and November 29, 2014, respectively, and its cash flows for the nine months ended November 28, 2015 and November 29, 2014, respectively.

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

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings, consumables and certain juvenile products. Sales of domestics merchandise and home furnishings for the Company accounted for approximately 36.5% and 63.5% of net sales, respectively, for the three months ended November 28, 2015 and November 29, 2014. Sales of domestics merchandise and home furnishings for the Company accounted for approximately 37.5% and 62.5% of net sales, respectively, for the nine months ended November 28, 2015 and approximately 37.4% and 62.6% of net sales, respectively, for the nine months ended November 29, 2014.

Net sales outside of the U.S. were not material for the three and nine months ended November 28, 2015 and November 29, 2014.

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

As of November 28, 2015, the Company’s financial assets utilizing Level 1 inputs included long term trading investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 4).

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The Company’s investment securities consist primarily of U.S. Treasury securities, which are stated at amortized cost, and auction rate securities, which are stated at their approximate fair value. The book value of the financial instruments, excluding the Company’s long term debt, is representative of their fair values. The fair value of the Company’s long term debt is approximately $1.379 billion, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.500 billion.

3) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $198.5 million and $90.3 million as of November 28, 2015 and February 28, 2015, respectively.

4) Investment Securities

The Company’s investment securities as of November 28, 2015 and February 28, 2015 are as follows:

(in millions)	November 28, 2015	February 28, 2015
Available-for-sale securities:
Long term	$19.2	$47.9

Trading securities:
Long term	55.5	49.2

Held-to-maturity securities:
Short term	-	110.0
Total investment securities	$74.7	$207.1

Auction Rate Securities

As of November 28, 2015 and February 28, 2015, the Company’s long term available-for-sale investment securities represented approximately $20.3 million and $51.0 million par value of auction rate securities, respectively, consisting of preferred shares of closed end municipal bond funds, less temporary valuation adjustments of approximately $1.1 million and $3.1 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings.

During the nine months ended November 28, 2015, approximately $30.7 million of these securities were tendered at a price of approximately 94% of par value for which the Company incurred a realized loss of approximately $1.8 million which is included within interest expense, net in the consolidated statement of earnings for the nine months ended November 28, 2015. The Company recorded this realized loss in the fiscal second quarter of 2015.

U.S. Treasury Securities

As of November 28, 2015, the Company had no short term held-to-maturity securities. As of February 28, 2015, the Company’s short term held-to-maturity securities included approximately $110.0 million of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation).

Long Term Trading Investment Securities

The Company’s long term trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $55.5 million and $49.2 million as of November 28, 2015 and February 28, 2015, respectively.

5) Property and Equipment

As of November 28, 2015 and February 28, 2015, included in property and equipment, net is accumulated depreciation of approximately $2.5 billion and $2.3 billion, respectively.

6) Long Term Debt

Senior Unsecured Notes

On July 17, 2014, the Company issued $300 million aggregate principal amount of 3.749% senior unsecured notes due August 1, 2024, $300 million aggregate principal amount of 4.915% senior unsecured notes due August 1, 2034 and $900 million aggregate principal amount of 5.165% senior unsecured notes due August 1, 2044 (collectively, the “Notes”). Interest on the Notes is payable semi-annually on February 1 and August 1 of each year.

The Notes were issued under an indenture (the “Base Indenture”), as supplemented by a first supplemental indenture (together, with the Base Indenture, the “Indenture”), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of November 28, 2015.

Revolving Credit Agreement

On August 6, 2014, the Company entered into a $250 million five year senior unsecured revolving credit facility agreement (“Revolver”) with various lenders. During the nine months ended November 28, 2015, the Company did not have any borrowings under the Revolver.

The Revolver contains customary affirmative and negative covenants and also requires the Company to maintain a minimum leverage ratio. The Company was in compliance with all covenants related to the Revolver as of November 28, 2015.

Deferred financing costs associated with the Notes and the Revolver of approximately $10.1 million were capitalized and are included in other assets, net of amortization, in the accompanying Consolidated Balance Sheets. These deferred financing costs are being amortized over the term of each of the Notes and the term of the Revolver and such amortization is included in interest expense, net in the Consolidated Statement of Earnings. Interest expense related to the Notes and the Revolver, including the commitment fee and the amortization of the deferred financing costs, was approximately $18.1 million for the three months ended November 28, 2015 and November 29, 2014. Interest expense related to the Notes and the Revolver, including the commitment fee and the amortization of the deferred financing costs, was approximately $54.9 million for the nine months ended November 28, 2015 and $26.8 million for the period from July 17, 2014 through November 29, 2014.

Lines of Credit

At November 28, 2015, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of February 28, 2016 and August 31, 2016, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first nine months of fiscal 2015, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

7) Shareholders’ Equity

Between December 2004 and September 2015, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $11.950 billion of its shares of common stock. The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock and performance stock unit awards. In the first nine months of fiscal 2015, the Company repurchased approximately 11.5 million shares of its common stock for a total cost of approximately $773.5 million, bringing the aggregate total of common stock repurchased to approximately 174.0 million shares for a total cost of approximately $9.3 billion since the initial authorization in December 2004. The Company has approximately $2.610 billion remaining of authorized share repurchases as of November 28, 2015.

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

Stock-based compensation expense for the three and nine months ended November 28, 2015 was approximately $16.0 million ($10.3 million after tax or $0.06 per diluted share) and approximately $49.8 million ($31.4 million after tax or $0.19 per diluted share), respectively. Stock-based compensation expense for the three and nine months ended November 29, 2014 was approximately $15.5 million ($10.5 million after tax or $0.06 per diluted share) and approximately $49.3 million ($31.7 million after tax or $0.16 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the nine months ended November 28, 2015 and November 29, 2014 was approximately $1.5 million and $1.3 million, respectively.

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

Stock Options

Stock option grants are issued at fair market value on the date of grant and generally become exercisable in either three or five equal annual installments beginning one year from the date of grant for options issued since May 10, 2010, and beginning one to three years from the date of grant for options issued prior to May 10, 2010, in each case, subject, in general to the recipient remaining in the Company’s service on specified vesting dates. Option grants expire eight years after the date of grant. All option grants are nonqualified. As of November 28, 2015, unrecognized compensation expense related to the unvested portion of the Company’s stock options was $26.0 million, which is expected to be recognized over a weighted average period of 2.9 years.

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	Nine Months Ended
Black-Scholes Valuation Assumptions (1)	November 28, 2015	November 29, 2014

Weighted Average Expected Life (in years) (2)	6.7	6.6
Weighted Average Expected Volatility (3)	27.59%	28.31%
Weighted Average Risk Free Interest Rates (4)	1.93%	2.11%
Expected Dividend Yield	-	-

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

Changes in the Company’s stock options for the nine months ended November 28, 2015 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	3,682	$51.05
Granted	501	70.96
Exercised	(221)	35.62
Forfeited or expired	(91)	63.12
Options outstanding, end of period	3,871	$54.22
Options exercisable, end of period	2,392	$46.85

The weighted average fair value for the stock options granted during the first nine months of fiscal 2015 and 2014 was $23.12 and $20.96, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of November 28, 2015 was 3.9 years and $29.8 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of November 28, 2015 was 2.7 years and $28.6 million, respectively. The total intrinsic value for stock options exercised during the first nine months of fiscal 2015 and 2014 was $8.2 million and $19.4 million, respectively.

Net cash proceeds from the exercise of stock options for the first nine months of fiscal 2015 were $7.9 million and the net associated income tax benefit was $10.2 million.

Restricted Stock

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test for the fiscal year of grant and, assuming achievement of the performance-based test, time vesting, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. The Company recognizes compensation expense related to these awards based on the assumption that the performance-based test will be achieved. Vesting of restricted stock awarded to the Company’s other employees is based solely on time vesting. As of November 28, 2015, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock awards was $137.8 million, which is expected to be recognized over a weighted average period of 3.9 years.

Changes in the Company’s restricted stock for the nine months ended November 28, 2015 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	3,592	$57.90
Granted	747	69.84
Vested	(932)	49.18
Forfeited	(178)	62.44
Unvested restricted stock, end of period	3,229	$62.93

Performance Stock Units

Performance stock units (“PSUs”) are issued and measured at fair market value on the date of grant. Vesting of PSUs awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test during a one-year period from the date of grant and during a three-year period from the date of grant and, assuming achievement of the performance-based test, time vesting, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. Performance during the one-year period will be based on Earnings Before Interest and Taxes (“EBIT”) margin relative to a peer group of the Company. Upon achievement of the one-year performance-based test, the corresponding PSUs will vest annually in substantially equal installments over a three year period starting one year from the date of grant. Performance during the three-year period will be based on Return on Invested Capital (“ROIC”) relative to such peer group. Upon achievement of the three-year performance-based test, the corresponding PSUs will vest on the fourth anniversary date of grant. The awards based on EBIT margin and ROIC range from a floor of zero to a cap of 150% of target achievement. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the assumption that 100% of the target award will be achieved. The Company evaluates the target assumption on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of November 28, 2015, unrecognized compensation expense related to the unvested portion of the Company’s performance stock units was $25.3 million, which is expected to be recognized over a weighted average period of 2.3 years.

Changes in the Company’s PSUs for the nine months ended November 28, 2015 were as follows:

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

Stock-based awards for the three and nine months ended November 28, 2015 of approximately 2.7 million and 2.3 million, respectively, and November 29, 2014 of approximately 1.6 million and 1.9 million, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

10) Supplemental Cash Flow Information

The Company paid income taxes of $351.2 million and $432.2 million in the first nine months of fiscal 2015 and 2014, respectively. In addition, the Company had interest payments of approximately $43.0 million and $6.8 million in the first nine months of fiscal 2015 and 2014, respectively.

The Company recorded an accrual for capital expenditures of $17.5 million and $18.5 million as of November 28, 2015 and November 29, 2014, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a retailer which operates under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, “CTS”), Harmon or Harmon Face Values (collectively, “Harmon”), buybuy BABY (“Baby”) and World Market, Cost Plus World Market or Cost Plus (collectively, “Cost Plus World Market”). Customers can purchase products from the Company either in-store, online or through a mobile device. The Company has the developing ability to have customer purchases picked up in-store or shipped direct to the customer from the Company’s distribution facilities, stores or vendors. In addition, the Company operates Of a Kind, an e-commerce website that features specially commissioned, limited edition items from emerging fashion and home designers, which was acquired in the second quarter of fiscal 2015. The Company also operates Linen Holdings, a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, healthcare and other industries. Additionally, the Company is a partner in a joint venture which operates seven retail stores in Mexico under the name Bed Bath & Beyond, which includes one store opened since the beginning of the fiscal fourth quarter.

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

Operating in the highly competitive retail industry, the Company, along with other retail companies, is influenced by a number of factors including, but not limited to, general economic conditions including the housing market, unemployment levels and commodity prices; the overall macroeconomic environment and related changes in the retailing environment; consumer preferences, spending habits and adoption of new technologies; unusual weather patterns and natural disasters; competition from existing and potential competitors; competition from other channels of distribution; and the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s plans for new stores. The Company cannot predict whether, when or the manner in which these factors could affect the Company’s operating results.

The following represents an overview of the Company’s financial performance for the periods indicated:

•	For the three and nine months ended November 28, 2015, the Company’s net sales were $2.952 billion and $8.686 billion, respectively, an increase of approximately 0.3% and 1.7%, as compared with the three and nine months ended November 29, 2014. On a constant currency basis, which is a non-GAAP measure, net sales increased approximately 0.7% and 2.0%, as compared with the three and nine months ended November 29, 2014. Net sales and comparable sales of the Company’s foreign operations are calculated on a constant currency basis by translating the current year’s respective sales of its foreign operations at the same exchange rates used in the prior year. The non-GAAP measure of net sales on a constant currency basis is intended to provide visibility into the Company’s operations by excluding the effects of foreign currency exchange rate fluctuations.

•	Comparable sales for the three months ended November 28, 2015 decreased by approximately 0.4%, as compared to an increase of approximately 1.7% for the three months ended November 29, 2014. On a constant currency basis, comparable sales were relatively flat, as compared with the three months ended November 29, 2014. For the three months ended November 28, 2015, comparable sales consummated through customer facing online websites and mobile applications increased in excess of 25% over the corresponding three month period in the prior year, while comparable sales consummated in-store declined in the low single-digit percentage range.

Comparable sales for the nine months ended November 28, 2015 increased by approximately 0.8%, as compared with an increase of approximately 1.9% for the nine months ended November 29, 2014. On a constant currency basis, comparable sales increased 1.2%, as compared with the nine months ended November 29, 2014. For the nine months ended November 28, 2015, comparable sales consummated through customer facing online websites and mobile applications increased approximately 30% over the corresponding nine month period in the prior year, while comparable sales consummated in-store declined in the low single-digit percentage range.

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

Stores relocated or expanded are excluded from comparable sales if the change in square footage would cause meaningful disparity in sales over the prior period. In the case of a store to be closed, such store’s sales are not considered comparable once the store closing process has commenced. Of a Kind is excluded from the comparable sales calculation for the three and nine months ended November 28, 2015, and will continue to be excluded until after the anniversary of the acquisition. Linen Holdings is excluded from the comparable sales calculations and will continue to be excluded on an ongoing basis as it represents non-retail activity.

•	Gross profit for the three months ended November 28, 2015 was $1.115 billion, or 37.8% of net sales, compared with $1.129 billion, or 38.4% of net sales, for the three months ended November 29, 2014. Gross profit for the nine months ended November 28, 2015 was $3.300 billion, or 38.0% of net sales, compared with $3.294 billion, or 38.5% of net sales, for the nine months ended November 29, 2014.

•	Selling, general and administrative expenses (“SG&A”) for the three months ended November 28, 2015 were $822.5 million, or 27.9% of net sales, compared with $776.3 million, or 26.4% of net sales, for the three months ended November 29, 2014. SG&A for the nine months ended November 28, 2015 were $2.384 billion, or 27.4% of net sales, compared with $2.272 billion, or 26.6% of net sales, for the nine months ended November 29, 2014.

•	Interest expense for the three months ended November 28, 2015 was $18.1 million compared with $19.6 million for the three months ended November 29, 2014. Interest expense for the nine months ended November 28, 2015 was $63.0 million compared with $31.2 million for the nine months ended November 29, 2014.

•	The effective tax rate for the three months ended November 28, 2015 was 35.3% compared with 32.3% for the three months ended November 29, 2014. The effective tax rate for the nine months ended November 28, 2015 was 37.0% compared with 35.8% for the nine months ended November 29, 2014. The tax rates included discrete tax items resulting in net benefits of approximately $6.9 million and $16.7 million, respectively, for the three months ended November 28, 2015 and November 29, 2014, and net benefits of approximately $7.6 million and $19.3 million, respectively, for the nine months ended November 28, 2015 and November 29, 2014.

•	For the three months ended November 28, 2015, net earnings per diluted share were $1.09 ($177.8 million) as compared with net earnings per diluted share of $1.23 ($225.4 million) for the three months ended November 29, 2014. For the nine months ended November 28, 2015, net earnings per diluted share were $3.22 ($537.9 million) as compared with net earnings per diluted share of $3.31 ($636.4 million) for the nine months ended November 29, 2014. The increases in net earnings per diluted share for the three and nine months ended November 28, 2015 are the result of the impact of the Company’s repurchases of its common stock, as well as the items described above. In addition, for the three and nine months ended November 28, 2015, the year-over-year comparison of net earnings per diluted share was unfavorably impacted by approximately $0.13 and $0.16, respectively, based on the fiscal 2015 diluted weighted average shares outstanding for the respective period, due to the following non-comparable items: a non-recurring credit card fee litigation settlement benefit that occurred in the third quarter of fiscal 2014; lower net after tax benefits in the third quarter of fiscal 2015 as compared to fiscal 2014 due to discrete tax events; and an unfavorable foreign currency rate impact in fiscal 2015.

Capital expenditures for the nine months ended November 28, 2015 and November 29, 2014 were $244.3 million and $232.7 million, respectively. Fiscal 2015 capital expenditures included expenditures for technology enhancements, new stores, existing store improvements, the new customer contact center, the new distribution facility in Las Vegas and other projects. The Company continues to review and prioritize its capital needs and remains committed to making the required investments in its infrastructure to help position the Company for continued growth and success.

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

During the nine months ended November 28, 2015, the Company opened a total of 20 new stores and closed seven stores as well as developed a new customer contact center, which officially opened in the fiscal third quarter, to support the anticipated growth across all channels, countries and concepts and provide a seamless customer service experience. The Company plans to continue to actively manage its real estate portfolio in order to permit store sizes, layouts, locations and offerings to evolve over time to optimize market profitability and will renovate or reposition stores within markets when appropriate. During fiscal 2015, including the stores opened through November 28, 2015, the Company expects company-wide to open approximately 29 new stores and close approximately 11 stores. Additionally, during fiscal 2015, the Company expects to continue to invest in technology related projects, including the deployment of new systems and equipment in its stores, enhancements to its omnichannel capabilities, ongoing investment in data analytics, the continued build out and utilization of a data center in North Carolina and the continued development of a new point of sale system.

During the three months ended November 28, 2015 and November 29, 2014, the Company repurchased approximately 3.3 million and 10,000 shares, respectively, of its common stock at a total cost of approximately $194.2 million and $0.7 million, respectively. During the nine months ended November 28, 2015, the Company repurchased approximately 11.5 million shares of its common stock at a total cost of approximately $773.5 million. During the nine months ended November 29, 2014, including the initial delivery of approximately 15.4 million shares under an accelerated share repurchase agreement, the Company repurchased approximately 21.1 million shares of its common stock at a total cost of approximately $1.3 billion. The Company’s share repurchase program may be influenced by several factors, including business and market conditions. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Results of Operations

Net Sales

Net sales for the three months ended November 28, 2015 were $2.952 billion, an increase of $9.1 million or approximately 0.3% over net sales of $2.943 billion for the corresponding quarter last year. On a constant currency basis, which is a non-GAAP measure, net sales for the three months ended November 28, 2015 increased approximately 0.7%. Net sales and comparable sales of the Company’s foreign operations are calculated on a constant currency basis by translating the current year’s respective sales of its foreign operations at the same exchange rates used in the prior year. The non-GAAP measure of net sales on a constant currency basis is intended to provide visibility into the Company’s operations by excluding the effects of foreign currency exchange rate fluctuations. For the three months ended November 28, 2015, the 0.3% increase in net sales was primarily attributable to an increase in net sales from new stores and Linen Holdings of 0.7%, partially offset by the decline in comparable sales of approximately 0.4%.

For the nine months ended November 28, 2015, net sales were $8.686 billion, an increase of $141.4 million or approximately 1.7% over net sales of $8.545 billion for the corresponding nine months last year. On a constant currency basis, which is a non-GAAP measure, net sales for the nine months ended November 28, 2015 increased approximately 2.0%. For the nine months ended November 28, 2015, approximately 46% of the increase was attributable to an increase in comparable sales and the remainder was primarily attributable to an increase in the Company’s new store sales and Linen Holdings.

The decrease in comparable sales for the three months ended November 28, 2015 was approximately 0.4% as compared to an increase of approximately 1.7%, for the three months ended November 29, 2014. The increase in comparable sales for the nine months ended November 28, 2015 was approximately 0.8% as compared with an increase of approximately 1.9%, for the nine months ended November 29, 2014. The decrease in comparable sales for the three months ended November 28, 2015 was due to an increase in the average transaction amount, offset by a decrease in the number of transactions. The increase in comparable sales for the nine months ended November 28, 2015 was due to an increase in the average transaction amount, partially offset by a slight decrease in the number of transactions. On a constant currency basis, comparable sales were flat and increased approximately 1.2%, as compared with the three and nine months ended November 29, 2014.

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

For the three months ended November 28, 2015, comparable sales consummated through customer facing online websites and mobile applications increased in excess of 25% over the corresponding three month period in the prior year, while comparable sales consummated in-store declined in the low single-digit percentage range. For the nine months ended November 28, 2015, comparable sales consummated through customer facing online websites and mobile applications increased approximately 30% over the corresponding nine month period in the prior year, while comparable sales consummated in-store declined in the low single-digit percentage range.

For the three and nine months ended November 28, 2015, comparable sales represented $2.875 billion and $8.422 billion of net sales, respectively. For the three and nine months ended November 29, 2014, comparable sales represented $2.868 billion and $8.290 billion of net sales, respectively.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 36.5% and 63.5% of net sales, respectively, for the three months ended November 28, 2015 and November 29, 2014. Sales of domestics merchandise and home furnishings for the Company accounted for approximately 37.5% and 62.5% of net sales, respectively, for the nine months ended November 28, 2015 and approximately 37.4% and 62.6% of net sales, respectively, for the nine months ended November 29, 2014.

Gross Profit

Gross profit for the three months ended November 28, 2015 was $1.115 billion, or 37.8% of net sales, compared with $1.129 billion, or 38.4% of net sales, for the three months ended November 29, 2014. The decrease in the gross profit margin as a percentage of net sales for the three months ended November 28, 2015 was primarily attributed to an increase in inventory acquisition costs. Also contributing to the decrease was an increase in coupon expense resulting from a slight increase in the number of redemptions and a slight increase in the average coupon amount.

Gross profit for the nine months ended November 28, 2015 was $3.300 billion, or 38.0% of net sales, compared with $3.294 billion, or 38.5% of net sales, for the nine months ended November 29, 2014. The decrease in the gross profit margin as a percentage of net sales for the nine months ended November 28, 2015 was primarily attributed to, in order of magnitude, an increase in inventory acquisition costs and an increase in coupon expense resulting from an increase in redemptions and a slight increase in the average coupon amount. Also contributing to the decrease in gross profit as a percentage of net sales was an increase in net direct to customer shipping expense.

Selling, General and Administrative Expenses

SG&A for the three months ended November 28, 2015 was $822.5 million, or 27.9% of net sales, compared with $776.3 million, or 26.4% of net sales, for the three months ended November 29, 2014. Of the increase in SG&A as a percentage of net sales for the three months ended November 28, 2015, approximately 45 basis points was attributable to a non-recurring benefit relating to a credit card litigation settlement in the third quarter of fiscal 2014, which was not anniversaried in the third quarter of fiscal 2015. The majority of the remaining increase in SG&A, as a percentage of net sales, in order of magnitude, was attributable to an increase in payroll and payroll related items (including salaries) and an increase in advertising expense due in part to the growth in digital advertising.

SG&A for the nine months ended November 28, 2015 was $2.384 billion, or 27.4% of net sales, compared with $2.272 billion, or 26.6% of net sales, for the nine months ended November 29, 2014. Of the increase in SG&A as a percentage of net sales for the nine months ended November 28, 2015, approximately 15 basis points was attributable to a non-recurring benefit relating to a credit card litigation settlement in the third quarter of fiscal 2014, which was not anniversaried in the third quarter of fiscal 2015. Also contributing to the SG&A increase, as a percentage of net sales, in order of magnitude, was an increase in technology expenses and related depreciation, an increase in payroll and payroll related items (including salaries) and an increase in advertising expense due in part to the growth in digital advertising.

Operating Profit

Operating profit for the three months ended November 28, 2015 was $292.9 million, or 9.9% of net sales, compared with $352.7 million, or 12.0% of net sales, during the comparable period last year. For the nine months ended November 28, 2015, operating profit was $916.3 million, or 10.5% of net sales, compared with $1.022 billion, or 12.0% of net sales, during the comparable period last year. The changes in operating profit as a percentage of net sales were the result of the changes in gross profit margin and SG&A as a percentage of net sales as described above.

The Company believes operating margin compression is likely to continue through the remainder of fiscal 2015 as a result of several items, including increases in, as a percentage of net sales, investments in compensation and benefits, advertising and technology expenses and related depreciation related to the Company’s ongoing investments.

Interest Expense, net

Interest expense, net for the three months ended November 28, 2015 was $18.1 million compared to $19.6 million for the three months ended November 29, 2014. For the three months ended November 28, 2015, interest expense, net primarily related to interest on the senior unsecured notes issued in July 2014 and the sale/leaseback obligations related to certain distribution facilities.

Interest expense, net for the nine months ended November 28, 2015 was $63.0 million compared to $31.2 million for the nine months ended November 29, 2014. For the nine months ended November 28, 2015, interest expense, net primarily related to interest on the senior unsecured notes issued in July 2014 and the sale/leaseback obligations related to certain distribution facilities.

Income Taxes

The effective tax rate for the three months ended November 28, 2015 was 35.3% compared with 32.3% for the three months ended November 29, 2014. The tax rate for the three months ended November 28, 2015 included net benefits of approximately $6.9 million and for the three months ended November 29, 2014 included a net benefit of approximately $16.7 million, due to discrete tax events occurring during these quarters.

The effective tax rate for the nine months ended November 28, 2015 was 37.0% compared with 35.8% for the nine months ended November 29, 2014. The tax rate for the nine months ended November 28, 2015 included a net benefit of approximately $7.6 million, due to discrete tax events during the first nine months of fiscal 2015, and for the nine months ended November 29, 2014 included a net benefit of approximately $19.3 million, due to the recognition of favorable discrete federal and state tax items.

Potential volatility in the effective tax rate from quarter to quarter may occur as the Company is required each quarter to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net Earnings

As a result of the factors described above, net earnings for the three and nine months ended November 28, 2015 were $177.8 million and $537.9 million, respectively, compared with $225.4 million and $636.4 million, respectively, for the corresponding period in fiscal 2014.

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

As of November 28, 2015, the Company operated 1,526 stores plus its various websites, other interactive platforms and distribution facilities. The Company’s 1,526 stores operate in all 50 states, the District of Columbia, Puerto Rico and Canada, including: 1,022 BBB stores, 276 Cost Plus World Market stores, 100 Baby stores, 78 CTS stores and 50 Harmon stores. During the nine months ended November 28, 2015, the Company opened a total of 20 new stores and closed seven stores as well as developed a new customer contact center, which officially opened in the fiscal third quarter, to support the anticipated growth across all channels, countries and concepts and provide a seamless customer service experience. At the end of the third quarter of 2015, Company-wide total store square footage, net of openings and closings, for all of its concepts, was approximately 43.2 million square feet. In addition, the Company has distribution facilities totaling 6.0 million square feet including a new distribution facility in Las Vegas opened during the nine months ended November 28, 2015. In the fall of fiscal 2016, the Company plans to open another distribution facility in Lewisville, Texas and will continue to assess sites throughout the country in order to gain greater distribution efficiencies. The Company also operates websites at bedbathandbeyond.com, bedbathandbeyond.ca, christmastreeshops.com, harmondiscount.com, buybuybaby.com, worldmarket.com and ofakind.com. Additionally, the Company is a partner in a joint venture which as of November 28, 2015, operated a total of six retail stores in Mexico under the name Bed Bath & Beyond and opened its seventh store subsequent to the end of the fiscal third quarter.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long-term objectives. During fiscal 2015, including the stores opened through November 28, 2015, the Company expects company-wide to open approximately 29 new stores and close approximately 11 stores. Additionally, in connection with leveraging its merchandise offerings and optimizing its operations, the Company continues to expand, across selected stores, the number of specialty departments such as health and beauty care, baby, specialty food, and beverage. Also, the Company is committed to the continued growth of its merchandise categories and channels and is growing the number of items it is able to have shipped directly to customers from a vendor. The continued growth of the Company is dependent, in part, upon the Company’s ability to execute these and other key initiatives successfully.

Liquidity and Capital Resources

The Company has been able to finance its operations, including its growth, through internally generated funds. For fiscal 2015, the Company believes that it can continue to finance its operations, including its growth, share repurchases, planned capital expenditures and debt service obligations, through existing and internally generated funds. In addition, if necessary, the Company could borrow under the Revolver. Capital expenditures for fiscal 2015 are planned to be approximately $350 million, with a significant portion for technology related projects, including the deployment of new systems and equipment in stores, enhancements to omnichannel capabilities, the ongoing investment in data analytics, the continued build out and utilization of a data center in North Carolina, the continued development of a new point-of-sale system; and enhancements to its distribution facilities to improve capacity and productivity; with the remainder for new stores, existing store improvements, and other projects. These planned capital expenditures are subject to the timing and composition of the projects. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Fiscal 2015 compared to Fiscal 2014

Net cash provided by operating activities for the nine months ended November 28, 2015 was $489.9 million, compared with $502.2 million in the corresponding period in fiscal 2014. Year over year, the Company experienced a decrease in net earnings, as adjusted for non-cash expenses (primarily deferred income taxes) offset by a decrease in cash used in the net components of working capital (primarily accounts payable, partially offset by other current assets).

Retail inventory, which includes inventory in the Company’s distribution facilities for direct to customer shipments, was approximately $3.2 billion, an increase of approximately 4.6% compared to retail inventory as of November 29, 2014. The Company’s distribution facilities include the Company’s newest Las Vegas distribution facility which opened during the first nine months of fiscal 2015.

Net cash used in investing activities for the nine months ended November 28, 2015 was $105.3 million, compared to net cash provided by investing activities of $121.7 million in the corresponding period of fiscal 2014. For the nine months ended November 28, 2015, net cash used in investing activities was due to $244.3 million of capital expenditures, partially offset by $138.9 million of redemptions of investment securities, net of purchases. For the nine months ended November 29, 2014, net cash provided by investing activities was primarily due to $354.4 million of redemptions of investment securities, net of purchases, partially offset by $232.7 million of capital expenditures.

Net cash used in financing activities for the nine months ended November 28, 2015 was $762.9 million, compared to net cash provided by financing activities of $56.9 million in the corresponding period of fiscal 2014. For the nine months ended November 28, 2015, net cash used in financing activities was primarily due to $773.5 million of common stock repurchases. For the nine months ended November 29, 2014, net cash provided by financing activities was primarily due to $1.5 billion of proceeds from the issuance of senior unsecured notes, partially offset by $1.3 billion of common stock repurchases which included the initial delivery of shares under an accelerated share repurchase agreement and a $165.0 million prepayment under an accelerated share repurchase agreement.

Seasonality

The Company’s sales exhibit seasonality with sales levels generally higher in the calendar months of August, November and December, and generally lower in February.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 (“2014 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the first nine months of fiscal 2015.

Forward-Looking Statements

This Form 10-Q may contain forward-looking statements. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, and similar words and phrases. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment; consumer preferences, spending habits and adoption of new technologies; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; civil disturbances and terrorist acts; unusual weather patterns and natural disasters; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; liquidity; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise and other costs and expenses; potential supply chain disruption due to political instability, labor disturbances and other items; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s plans for new stores; the ability to assess and implement technologies in support of the Company’s development of its omnichannel capabilities; uncertainty in financial markets; disruptions to the Company’s information technology systems including but not limited to security breaches of systems protecting consumer and employee information; reputational risk arising from challenges to the Company’s or a third party supplier’s compliance with various laws, regulations or standards, including those related to labor, health, safety, privacy or the environment; reputational risk arising from third-party merchandise or service vendor performance in direct home delivery or assembly of product for customers; changes to statutory, regulatory and legal requirements; new, or developments in existing, litigation, claims or assessments; changes to, or new, tax laws or interpretation of existing tax laws; changes to, or new, accounting standards including, without limitation, changes to lease accounting standards; foreign currency exchange rate fluctuations; and the integration of acquired businesses. The Company does not undertake any obligation to update its forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at November 28, 2015 are similar to those disclosed in Item 7A of the Company’s 2014 Form 10-K.

As of November 28, 2015, the Company’s investments include cash and cash equivalents of approximately $490.7 million and long term investment securities of approximately $74.7 million at weighted average interest rates of 0.01% and 0.15%, respectively. The book value of these investments is representative of their fair values.

The Company’s senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of November 28, 2015, the fair value of the senior unsecured notes was $1.379 billion, which is based on quoted prices in active markets for identical instruments compared to the carrying value of approximately $1.500 billion.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management, with the participation of its Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of November 28, 2015 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of fiscal 2015 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share (2)	or Programs (1)	Programs (1) (2)
August 30, 2015 - September 26, 2015	956,600	$61.70	956,600	$245,642,300
September 27, 2015 - October 24, 2015	1,042,600	$58.37	1,042,600	$2,684,782,146
October 25, 2015 - November 28, 2015	1,299,500	$57.18	1,299,500	$2,610,471,636
Total	3,298,700	$58.87	3,298,700	$2,610,471,636

(1) Between December 2004 and September 2015, the Company's Board of Directors authorized, through several share repurchase programs, the repurchase of $11.950 billion of its shares of common stock. The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. Shares purchased indicated in this table also include shares withheld to cover employee related taxes on vested restricted shares and performance stock unit awards.

(2) Excludes brokerage commissions paid by the Company.

Item 6. Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: January 7, 2016	By:	/s/ Susan E. Lattmann
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