Form 10-K
period 2016-02-27
BED BATH & BEYOND INC
filed 2016-04-26
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended February 27, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   X        No ____

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ____     No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X        No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X        No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____      No   X

As of August 29, 2015, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the NASDAQ Stock Market LLC) was $9,917,583,923.*

The number of shares outstanding of the registrant’s common stock (par value $0.01 per share) at March 26, 2016: 155,832,064.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for the 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III hereof.

*	For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 7,752,053 shares beneficially owned by directors and executive officers, including in the case of the Co-Chairmen trusts and foundations affiliated with them. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

PART I

Unless otherwise indicated, the term "Company" refers collectively to Bed Bath & Beyond Inc. and subsidiaries as of February 27, 2016. The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2015, fiscal 2014 and fiscal 2013 represented 52 weeks and ended on February 27, 2016, February 28, 2015 and March 1, 2014, respectively. Unless otherwise indicated, all references herein to periods of time (e.g., quarters and years) are to fiscal periods.

ITEM 1 –	BUSINESS

Introduction

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a retailer which operates under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, “CTS”), Harmon or Harmon Face Values (collectively, “Harmon”), buybuy BABY (“Baby”) and World Market, Cost Plus World Market or Cost Plus (collectively, “Cost Plus World Market”). Customers can purchase products from the Company either in-store, online, with a mobile device or through a contact center. The Company generally has the ability to have customer purchases picked up in-store or shipped direct to the customer from the Company’s distribution facilities, stores or vendors. In the second quarter of fiscal 2015, the Company acquired Of a Kind, an e-commerce website that features specially commissioned, limited edition items from emerging fashion and home designers. The Company also operates Linen Holdings, a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, healthcare and other industries. Additionally, the Company is a partner in a joint venture which operates seven retail stores in Mexico under the name Bed Bath & Beyond.

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings, consumables and certain juvenile products.

The Company’s strategy is centered on its customer-centric culture and its commitment to customer service:

•	To do more for and with its customers wherever, whenever and however they wish to interact with the Company.
•	To provide its customers a seamless experience whether they interact with the Company in a store, through one of its contact centers, on a desktop, tablet, smartphone or through social media.
•	To be viewed as the expert for the home, including the accompanying life stages that make a house a home, and to become the destination for customers’ needs and wants as they express their life interests and travel through their life stages, all through the expanding and differentiated products, services and solutions the Company offers.

The Company’s objective is to be its customers’ first choice for products and services in the categories offered, in the markets, channels and countries in which the Company operates, as those customers express their life interests and travel through their various life stages. The Company strives to accomplish this objective through excellent customer service, including new products, services and solutions, and by offering an extensive breadth and depth of differentiated merchandise at the right value. The Company is also enhancing its ability to achieve this objective through an ongoing commitment to world class information and interactive technology, comprehensive analytics and targeted marketing and communications.

History

The Company was founded in 1971 by Warren Eisenberg and Leonard Feinstein, the Co-Chairmen of the Company. Each has more than 50 years of experience in the retail industry.

The Company commenced operations in 1971 with the opening of two stores, which primarily sold bed linens and bath accessories. In 1985, the Company introduced its first store carrying a full line of domestics merchandise and home furnishings. The Company began using the name "Bed Bath & Beyond" in order to reflect the expanded product line offered by its stores and to distinguish its stores from conventional specialty retail stores offering only domestics merchandise or home furnishings. In 2002, the Company acquired Harmon, a health and beauty care retailer, which operated 27 stores at the time located in three states. In 2003, the Company acquired CTS, a retailer of giftware and household items, which operated 23 stores at the time located in six states. In 2007, the Company acquired Baby, a retailer of infant and toddler merchandise, which operated eight stores at the time located in four states. In 2007, the Company opened its first international BBB store in Ontario, Canada. In 2008, the Company became a partner in a joint venture which operated two stores at the time in the Mexico City market under the name “Home & More,” which were rebranded as Bed Bath & Beyond in fiscal 2012. In June 2012, the Company acquired Linen Holdings, LLC (“Linen Holdings”), a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, healthcare and other industries, and Cost Plus, Inc. (“Cost Plus World Market”), a retailer selling a wide range of home decorating items, furniture, gifts, holiday and other seasonal items, and specialty food and beverages, which operated 258 stores at the time located in 30 states under the names of World Market, Cost Plus World Market or Cost Plus. In 2014, the Company opened its first international Baby store in Alberta, Canada. In 2015, the Company acquired Of a Kind, an e-commerce website that features specially commissioned, limited edition items from emerging fashion and home designers.

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under U.S. generally accepted accounting principles and therefore is not a reportable segment. Net sales outside of the U.S. were not material for fiscal 2015, 2014 and 2013.

Operations

The Company strives to do more for and with its customers by: offering an extensive breadth and depth of differentiated merchandise at the right value; presenting merchandise in a distinctive manner designed to maximize customer convenience and reinforce customer perception of a wide selection; and providing excellent customer service, including new products, services and solutions. The Company continues to expand, differentiate and leverage its assortment across all channels, concepts and countries in which it operates, to better engage with its customers wherever, whenever and however they express their life interests and travel through their life stages. Through its growing analytic capabilities and omnichannel marketing approaches, the Company strives to more efficiently and effectively understand and satisfy its customers’ needs.

Pricing. The Company believes in offering its customers high quality and differentiated products, services and solutions at the right value. The Company regularly monitors price levels at its competitors in order to ensure that its prices are in accordance with its pricing philosophy. The Company believes that the application of its pricing philosophy is an important factor in establishing its reputation among customers.

Merchandising. The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings, consumables and certain juvenile products. The Company strives to tailor its merchandise mix as appropriate to respond to changing trends and conditions and extend the Company’s ability to satisfy its customers’ life interests as they travel through their life stages. The Company, on an ongoing basis, tests new merchandise categories and adjusts the categories of merchandise carried in-store, online or available for order in-store and may add new product categories or expand its merchandise assortment as appropriate. Enhanced capabilities on some of the Company’s selling websites now allow for the sale of personalized product, vendor direct-to-consumer items and product that utilizes “less than truckload” shipping. Additionally, the Company continues to integrate the merchandise assortments among its concepts. The Company believes that the process of adding new product categories, integrating the Company’s merchandise within concepts, and expanding or reducing the size of various product categories in response to changing conditions is an important part of its merchandising strategy.

The Company has developed a style of merchandise presentation where groups of related product lines are presented together. The Company believes that this approach to merchandise presentation makes it easy for customers to locate products and reinforces customer perception of a wide selection. Also, the Company continues to improve the functionality, general search and navigation features across its customer facing online websites and mobile applications so that customers can find products more effectively.

Advertising. In general, the Company relies on “word of mouth advertising,” its reputation for offering a wide assortment of quality merchandise at the right value and the use of paid advertising. Primary vehicles of paid advertising used by the Company include full-color circulars and other advertising communications distributed via direct mail or inserts, as well as digital media including email, mobile SMS, social, search, digital display and online affiliate advertising. The Company also utilizes its data to develop marketing communications across all platforms communicating content and product offerings to customers through increasingly personalized messaging linked to individual interests and life stages.

Customer Service. The Company’s longstanding culture of customer service encourages its associates to create a noticeably better shopping experience for each and every customer. Through its customer centric policies and emphasis on life interests and life stage events, the Company stresses the importance of each personalized customer relationship. The Company’s best-in-class registry services for wedding, baby, college and other life events provide a unique opportunity to deepen customer relationships by demonstrating a high level of customer service during important life stages. The Company continues to focus its efforts and investments on ensuring that it constantly improves every customer experience at every touch point and in every channel.

Suppliers

In fiscal 2015, the Company purchased its merchandise from approximately 9,100 suppliers with the Company’s largest supplier accounting for approximately 4% of the Company’s merchandise purchases and the Company’s 10 largest suppliers accounting for approximately 15% of such purchases. The Company purchases substantially all of its merchandise in the United States, the majority from domestic sources and the balance from importers. The Company purchases a small amount of its merchandise directly from overseas sources. The Company has no long term contracts for the purchase of merchandise. The Company believes that most merchandise, other than brand name goods, is available from a variety of sources and that most brand name goods can be replaced with comparable merchandise.

Distribution of Merchandise

A substantial portion of the Company’s merchandise is shipped to stores through a combination of third party facilities, including cross dock locations, or Company operated distribution facilities which are primarily located throughout the United States. The remaining merchandise for stores is shipped directly from vendors. Merchandise is shipped directly to customers from one of the Company operated distribution facilities, a vendor or store. Shipments are made by contract carriers depending upon location.

See Item 2 – Properties for additional information regarding the Company’s distribution facilities.

Employees

As of February 27, 2016, the Company employed approximately 62,000 persons in full-time and part-time positions. The Company believes that its relations with its employees are very good and that the labor turnover rate among its management employees is lower than that generally experienced within the industry.

Seasonality

The Company’s sales exhibit seasonality with sales levels generally higher in the calendar months of August, November and December, and generally lower in February.

Growth

The Company strives to do more for and with its customers by: offering an extensive breadth and depth of differentiated merchandise at the right value; presenting merchandise in a distinctive manner designed to maximize customer convenience and reinforce customer perception of a wide selection; and providing excellent customer service, including new products, services and solutions. The Company is pursuing its growth objectives by investing in its omnichannel capabilities, optimizing its store operations and market coverage, including international expansion; leveraging its combined expertise and product knowledge to provide products and services to hospitality, travel and other institutional customers; and continuously reviewing opportunities for strategic acquisitions.

The Company continues to expand, differentiate and leverage its assortment across all channels, concepts and countries in which it operates, to better engage with its customers wherever, whenever and however they express their life interests and travel through their life stages. Through its growing analytic capabilities and omnichannel marketing approaches, the Company strives to more efficiently and effectively understand and satisfy its customers’ needs.

In the 24-year period from the beginning of fiscal 1992 to the end of fiscal 2015, the chain has grown from 34 stores to 1,530 stores plus its various websites, other interactive platforms and distribution facilities. The Company’s 1,530 stores operate in all 50 states, the District of Columbia, Puerto Rico and Canada, including: 1,020 BBB stores and through bedbathandbeyond.com and bedbathandbeyond.ca, 276 Cost Plus World Market stores and through worldmarket.com, 105 Baby stores and through buybuybaby.com and buybuybaby.ca, 78 CTS stores and through christmastreeshops.com and andthat.com and 51 Harmon stores and through harmondiscount.com and facevalues.com. Total store square footage, net of openings and closings, grew from approximately 0.9 million square feet at the beginning of fiscal 1992 to approximately 43.3 million square feet at the end of fiscal 2015. In addition, as of February 27, 2016, the Company has distribution facilities totaling 6.1 million square feet. The Company plans to open a new distribution facility in Lewisville, Texas, in the fall of 2016. During fiscal 2015, the Company opened a total of 29 new stores, closed 12 stores and opened a new customer contact center in Layton, Utah and a new distribution facility in Las Vegas, Nevada. Additionally, the Company is a partner in a joint venture which operated a total of seven stores as of February 27, 2016 in Mexico under the name Bed Bath & Beyond.

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

Tradenames and Service Marks

The Company uses the service marks “Bed Bath & Beyond,” “buybuy BABY,” “Christmas Tree Shops,” “andThat!,” “Harmon,” “Face Values,” “Cost Plus,” “World Market,” “Cost Plus World Market” and “Of a Kind” in connection with its retail services. The Company has registered trademarks and service marks or is seeking registrations for these and other trademarks and service marks with the United States Patent and Trademark Office. In addition, the Company has registered or has applications pending with the trademark registries of several foreign countries, including having registered the “Bed Bath & Beyond” name and logo in Canada and Mexico and having registered the “buybuy BABY” name and logo in Canada. In addition, the Company owns a number of product trademarks. The Company also files patent applications and seeks copyright registrations where it deems such to be advantageous to the business. Management believes that its name recognition and service marks are important elements of the Company’s merchandising strategy.

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

The retail business is highly competitive. The Company competes for customers, employees, locations, merchandise, technology, services and other important aspects of the business with many other local, regional and national retailers. Those competitors range from specialty retailers to department stores and discounters as well as online and multichannel retailers. Specifically, rapidly evolving technologies are altering the manner in which the Company and its competitors communicate and transact with customers; the Company’s execution of its own omnichannel strategy to adapt to these changes, in relation to its competitors’ actions as well as to its customers adoption of new technology, presents a specific risk. Further, unanticipated changes in pricing and other practices of the Company’s competitors, including promotional activity and rapid price fluctuation enabled by technology, may adversely affect the Company’s performance.

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

The Company’s reputation is based, in part, on perceptions of subjective qualities, so incidents involving the Company, its products or the retail industry in general that erode customer trust or confidence could adversely affect the Company’s reputation and its business. As the Company increases the number of items it is able to have shipped directly from a vendor to a customer for home delivery or in home assembly, any deficiencies in the performance of these third party merchandise vendors and service providers could also have an adverse effect on the Company’s reputation, despite the Company’s monitoring controls and procedures. In addition, challenges to the Company’s compliance with a variety of social, product, labor and environmental standards could also jeopardize its reputation and lead to adverse publicity, especially in social media. The use of social media by the Company and consumers has also increased the risk that the Company’s reputation could be negatively impacted. The availability of information and opinion on social media is immediate, as is its impact. The opportunity for dissemination of information, including inaccurate and inflammatory information and opinion, is virtually limitless. Information about or affecting the Company is easily accessible and rapidly disseminated.

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

Disruptions of the Company’s supply chain could have an adverse effect on the Company’s operating and financial results.

Disruption of the Company’s supply chain capabilities due to political instability, weather, natural disaster, terrorism, product recalls, labor supply or stoppages, the financial and/or operational instability of key suppliers and carriers, or other reasons could impair the Company’s ability to distribute its products. To the extent the Company is unable to mitigate the likelihood or potential impact of such events, there could be an adverse effect on the Company’s operating and financial results.

The success of the Company is dependent, in part, on the ability of its employees in all areas of the organization to execute its business plan and, ultimately, to satisfy its customers.

The Company’s ability to attract and retain qualified employees in all areas of the organization may be affected by a number of factors, including geographic relocation of employees, operations or facilities and the highly competitive markets in which the Company operates, including the markets for the types of skilled individuals needed to support the Company's continued success.

The success of the Company is dependent, in part, on its ability to establish and profitably maintain the appropriate mix of digital and physical presence in the markets it serves.

The Company’s success depends, in part, on its ability to develop its digital capabilities in conjunction with optimizing its physical store operations and market coverage, while maintaining profitability. The Company’s ability to develop these capabilities will depend on a number of factors, including its assessment and implementation of emerging technologies. The Company’s ability to optimize its store operations and market coverage requires active management of its real estate portfolio in a manner that permits store sizes, layouts, locations and offerings to evolve over time, which to the extent it involves the relocation of existing stores or the opening of additional stores will depend on a number of factors, including its identification and availability of suitable locations; its success in negotiating leases on acceptable terms; and its timely development of new stores, including the availability of construction materials and labor and the absence of significant construction and other delays based on weather or other events. These factors could potentially increase the cost of doing business and the risk that the Company’s business practices could result in liabilities that may adversely affect its performance, despite the exercise of reasonable care.

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

The Company’s stock price has been and may continue to be subject to volatility, and this and other factors may affect elements of the Company’s capital allocation strategy such as share repurchases and dividends.

The Company’s stock price has experienced volatility over time and this volatility may continue, in part due to factors such as those mentioned in this Item 1A. Stock volatility in itself may adversely affect shareholder confidence as well as employee morale and retention for those associates who receive equity grants as part of their compensation packages. The impact on employee morale and retention could adversely affect the Company’s business performance and financial results. Stock volatility and other factors may also affect elements of the Company’s capital allocation strategy.

As part of its capital allocation strategy, since December 2004, the Company’s Board of Directors has authorized several share repurchase programs, and in April 2016, the Board of Directors authorized a quarterly dividend program. Decisions regarding share repurchases and dividends are within the discretion of the Board of Directors, and will be influenced by a number of factors, including the price of the Company’s common stock, general business and economic conditions, the Company’s financial condition and operating results, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. Changes in, or the elimination of, the Company’s share repurchase programs or its dividend could have an adverse effect on the price of the Company’s common stock.

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

The Company’s 1,530 stores are located in all 50 states, the District of Columbia, Puerto Rico and Canada and range in size from approximately 5,000 to 100,000 square feet, but are predominantly between 18,000 and 50,000 square feet. Approximately 85% to 90% of store space is used for selling areas.

The table below sets forth the locations of the Company’s stores as of February 27, 2016:

Alabama	24	New York	96
Alaska	2	North Carolina	45
Arizona	42	North Dakota	3
Arkansas	7	Ohio	50
California	187	Oklahoma	9
Colorado	35	Oregon	17
Connecticut	25	Pennsylvania	45
Delaware	4	Rhode Island	5
Florida	96	South Carolina	24
Georgia	38	South Dakota	3
Hawaii	2	Tennessee	28
Idaho	10	Texas	117
Illinois	56	Utah	16
Indiana	23	Vermont	3
Iowa	11	Virginia	46
Kansas	12	Washington	37
Kentucky	11	West Virginia	3
Louisiana	20	Wisconsin	16
Maine	8	Wyoming	2
Maryland	23	District of Columbia	3
Massachusetts	43	Puerto Rico	3
Michigan	44	Alberta, Canada	10
Minnesota	15	British Columbia, Canada	8
Mississippi	7	Manitoba, Canada	1
Missouri	24	New Brunswick, Canada	2
Montana	9	Newfoundland, Canada	1
Nebraska	8	Nova Scotia, Canada	1
Nevada	13	Ontario, Canada	21
New Hampshire	14	Prince Edward Island, Canada	1
New Jersey	90	Saskatchewan, Canada	1
New Mexico	10	Total	1,530

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

The Company has distribution facilities, which ship merchandise to stores and customers, totaling approximately 6.1 million square feet consisting of three owned and 15 leased facilities. In addition, the Company has entered into a lease for a new distribution facility in Lewisville, Texas, which is planned to open in the fall of 2016, which will be approximately 800,000 square feet.

As of February 27, 2016, the Company has approximately 813,000 square feet within 17 leased and owned facilities for procurement and corporate office functions. In addition, the Company has seven locations, totaling approximately 14,000 square feet, which are utilized primarily for institutional sales related functions.

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

	High	Low
Fiscal 2015:
1st Quarter	$77.68	$69.65
2nd Quarter	71.53	59.93
3rd Quarter	63.33	52.89
4th Quarter	54.52	41.94

	High	Low
Fiscal 2014:
1st Quarter	$69.80	$60.51
2nd Quarter	64.53	56.70
3rd Quarter	73.69	62.40
4th Quarter	79.45	71.12

The common stock is quoted through the NASDAQ National Market System under the symbol BBBY. On March 26, 2016, there were approximately 5,900 shareholders of record of the common stock (without including individual participants in nominee security position listings). On March 26, 2016, the last reported sale price of the common stock was $49.40.

Since its 1992 initial public offering, the Company had not paid cash dividends on its common stock. Subsequent to the end of fiscal 2015, on April 6, 2016, the Company’s Board of Directors authorized a quarterly dividend program, and declared an initial quarterly dividend of $.125 per share to be paid on July 19, 2016 to shareholders of record as of June 17, 2016. The Company expects to pay quarterly cash dividends on its common stock, in the future, subject to the determination by the Board of Directors based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors.

Since 2004 through the end of fiscal 2015, the Company has repurchased approximately $9.7 billion of its common stock through share repurchase programs. The Company’s purchases of its common stock during the fourth quarter of fiscal 2015 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share (2)	or Programs (1)	Programs (1) (2)
November 29, 2015 - December 26, 2015	1,678,100	$53.21	1,678,100	$2,521,183,987
December 27, 2015 - January 23, 2016	1,939,600	$47.01	1,939,600	$2,430,012,849
January 24, 2016 - February 27, 2016	3,338,100	$43.90	3,338,100	$2,283,473,397
Total	6,955,800	$47.01	6,955,800	$2,283,473,397

(1)	Between December 2004 and September 2015, the Company's Board of Directors authorized, through several share repurchase programs, the repurchase of $11.950 billion of its shares of common stock. The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. Shares purchased indicated in this table also include shares withheld to cover employee related taxes on vested restricted shares and performance stock unit awards.
(2)	Excludes brokerage commissions paid by the Company.

Stock Price Performance Graph

The graph shown below compares the performance of the Company’s common stock with that of the S&P 500 Index, the S&P Specialty Retail Index and the S&P Retail Composite Index over the same period (assuming the investment of $100 in the Company’s common stock and each of the three Indexes on February 26, 2011, and the reinvestment of dividends, if any).

ITEM 6 –	SELECTED FINANCIAL DATA.

Consolidated Selected Financial Data	Fiscal Year Ended (1)
(in thousands, except per share	February 27,	February 28,	March 1,	March 2,	February 25,
and selected operating data)	2016	2015	2014	2013 (2)	2012

Statement of Earnings Data:

Net sales	$12,103,887	$11,881,176	$11,503,963	$10,914,585	$9,499,890

Gross profit	4,620,310	4,619,779	4,565,582	4,388,755	3,930,933

Operating profit	1,414,903	1,554,293	1,614,587	1,638,218	1,568,369

Net earnings	841,489	957,474	1,022,290	1,037,788	989,537

Net earnings per share - Diluted	$5.10	$5.07	$4.79	$4.56	$4.06

Selected Operating Data:

Number of stores open (at period end)	1,530	1,513	1,496	1,471	1,173

Total square feet
of store space (at period end)	43,274,000	43,041,000	42,619,000	42,030,000	36,125,000

Percentage increase in comparable sales	1.0%	2.4%	2.4%	2.7%	5.9%

Comparable sales (in 000's) (3)	$11,722,973	$11,517,454	$10,660,573	$9,819,904	$9,157,183

Balance Sheet Data (at period end):

Working capital	$1,958,737	$2,140,922	$1,953,851	$2,216,323	$2,760,619

Total assets	6,498,940	6,758,993	6,356,033	6,279,952	5,724,546

Long-term sale/leaseback and capital lease
obligations	109,274	106,948	108,046	108,364	-

Long-term debt (4)	1,500,000	1,500,000	-	-	-

Shareholders' equity (5) (6)	$2,559,540	$2,743,190	$3,941,287	$4,079,730	$3,922,528

(1)	Each fiscal year represents 52 weeks, except for fiscal 2012 (ended March 2, 2013) which represents 53 weeks.
(2)	The Company acquired Linen Holdings, LLC. on June 1, 2012 and Cost Plus, Inc. on June 29, 2012.
(3)	Comparable sales include sales consummated through all retail channels which have been operating for twelve full months following the opening period (typically four to six weeks). Of a Kind (acquired in the second quarter of fiscal 2015) is excluded from the comparable sales calculation and will continue to be excluded until after the anniversary of the acquisition. Linen Holdings is excluded from the comparable sales calculations and will continue to be excluded on an ongoing basis as it represents non-retail activity.
(4)	On July 17, 2014, the Company issued $300 million aggregate principal amount of 3.749% senior unsecured notes due August 1, 2024, $300 million aggregate principal amount of 4.915% senior unsecured notes due August 1, 2034 and $900 million aggregate principal amount of 5.165% senior unsecured notes due August 1, 2044.
(5)	The Company has not declared any cash dividends in any of the fiscal years noted above. On April 6, 2016, the Company's Board of Directors authorized a quarterly dividend program, and declared an initial quarterly dividend of $.125 per share to be paid on July 19, 2016 to shareholders of record as of June 17, 2016.
(6)	In fiscal 2015, 2014, 2013, 2012 and 2011, the Company repurchased approximately $1.101 billion, $2.251 billion, $1.284 billion, $1.001 billion and $1.218 billion of its common stock, respectively.

ITEM 7 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a retailer which operates under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, “CTS”), Harmon or Harmon Face Values (collectively, “Harmon”), buybuy BABY (“Baby”) and World Market, Cost Plus World Market and Cost Plus (collectively, “Cost Plus World Market”). Customers can purchase products from the Company either in-store, online, with a mobile device or through a contact center. The Company generally has the ability to have customer purchases picked up in-store or shipped direct to the customer from the Company’s distribution facilities, stores or vendors. In the second quarter of fiscal 2015, the Company acquired Of a Kind, an e-commerce website that features specially commissioned, limited edition items from emerging fashion and home designers. The Company also operates Linen Holdings, a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, healthcare and other industries. Additionally, the Company is a partner in a joint venture which operates seven retail stores in Mexico under the name Bed Bath & Beyond.

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

The Company’s strategy is centered on its customer-centric culture and its commitment to customer service:

•	To do more for and with its customers wherever, whenever and however they wish to interact with the Company.
•	To provide its customers a seamless experience whether they interact with the Company in a store, through one of its contact centers, on a desktop, tablet, smartphone or through social media.
•	To be viewed as the expert for the home, including the accompanying life stages that make a house a home, and to become the destination for customers’ needs and wants as they express their life interests and travel through their life stages, all through the expanding and differentiated products, services and solutions the Company offers.

The Company’s objective is to be its customers’ first choice for products and services in the categories offered, in the markets, channels and countries in which the Company operates, as those customers express their life interests and travel through their various life stages. The Company strives to accomplish this objective through excellent customer service, including new products, services and solutions, and by offering an extensive breadth and depth of differentiated merchandise at the right value. The Company is also enhancing its ability to achieve this objective through its ongoing commitment to world class information and interactive technology, comprehensive analytics and targeted marketing and communications.

Operating in the highly competitive retail industry, the Company, along with other retail companies, is influenced by a number of factors including, but not limited to, general economic conditions including the housing market, unemployment levels and commodity prices; the overall macroeconomic environment and related changes in the retailing environment; consumer preferences, spending habits and adoption of new technologies; unusual weather patterns and natural disasters; competition from existing and potential competitors across all channels of distribution; potential supply chain disruption; and the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s plans for new stores. The Company cannot predict whether, when or the manner in which these factors could affect the Company’s operating results.

The results of operations for the fiscal year ended February 27, 2016 include Of a Kind since the date of acquisition in the second quarter of fiscal 2015.

The following represents an overview of the Company’s financial performance for the periods indicated:

•	Net sales in fiscal 2015 increased approximately 1.9% to $12.104 billion; net sales in fiscal 2014 increased approximately 3.3% to $11.881 billion over net sales of $11.504 billion in fiscal 2013. On a constant currency basis, which is a non-GAAP measure, net sales increased approximately 2.3%, as compared with fiscal 2014. Net sales and comparable sales of the Company’s foreign operations are calculated on a constant currency basis by translating the current year’s respective sales of its foreign operations at the same exchange rates used in the prior year. The non-GAAP measure of net sales on a constant currency basis is intended to provide visibility into the Company’s operations by excluding the effects of foreign currency exchange rate fluctuations.

•	Comparable sales in fiscal 2015 increased by approximately 1.0%, as compared with an increase of approximately 2.4% for both fiscal 2014 and fiscal 2013. On a constant currency basis, comparable sales for fiscal 2015 increased by 1.4%. For fiscal 2015, comparable sales consummated through customer facing online websites and mobile applications increased in excess of 25% over the corresponding period in the prior year, while comparable sales consummated in-store declined approximately 1% over the corresponding period in the prior year. For fiscal 2014, comparable sales consummated through customer facing online websites and mobile applications increased in excess of 50%, over the corresponding period in the prior year, while comparable sales consummated in-store were relatively flat to the corresponding period in the prior year.

Comparable sales include sales consummated through all retail channels which have been operating for twelve full months following the opening period (typically four to six weeks). The Company is an omnichannel retailer with capabilities that allow a customer to use more than one channel when making a purchase, including in-store, online, with a mobile device or through a contact center, and have it fulfilled, in most cases, either through in-store customer pickup or by direct shipment to the customer from one of the Company’s distribution facilities, stores or vendors.

Sales consummated on a mobile device while physically in a store location are recorded as customer facing online websites and mobile applications sales. Customer orders reserved online and picked up in a store are recorded as in-store sales. In-store sales are reduced by sales originally consummated from customer facing online websites and mobile applications and subsequently returned in-store.

Stores relocated or expanded are excluded from comparable sales if the change in square footage would cause meaningful disparity in sales over the prior period. In the case of a store to be closed, such store’s sales are not considered comparable once the store closing process has commenced. Of a Kind is excluded from the comparable sales calculation for fiscal 2015, and will continue to be excluded until after the anniversary of the acquisition. Cost Plus World Market was excluded from the comparable sales calculation through the end of the fiscal first half of 2013, and is included beginning with the fiscal third quarter of 2013. Linen Holdings is excluded from the comparable sales calculations and will continue to be excluded on an ongoing basis as it represents non-retail activity.

•	Gross profit for fiscal 2015 and fiscal 2014 was $4.620 billion; fiscal 2015 gross profit was 38.2% of net sales compared with 38.9% of net sales for fiscal 2014. Gross profit for fiscal 2013 was $4.566 billion or 39.7% of net sales.

•	Selling, general and administrative expenses (“SG&A”) for fiscal 2015 were $3.205 billion or 26.5% of net sales compared with $3.065 billion or 25.8% of net sales for fiscal 2014 and $2.951 billion or 25.7% of net sales for fiscal 2013.

•	Interest expense was $87.5 million, $50.5 million and $1.1 million in fiscal 2015, 2014 and 2013, respectively.

•	The effective tax rate was 36.6%, 36.3% and 36.6% for fiscal years 2015, 2014 and 2013, respectively. The tax rate included discrete tax items resulting in net benefits of approximately $14.8 million, $20.0 million and $20.0 million, respectively, for fiscal 2015, 2014 and 2013.

•	For the fiscal year ended February 27, 2016, net earnings per diluted share were $5.10 ($841.5 million), an increase of approximately 1%, as compared with net earnings per diluted share of $5.07 ($957.5 million) for fiscal 2014, which was an increase of approximately 6% from net earnings per diluted share of $4.79 ($1.022 billion) for fiscal 2013. For the fiscal years ended February 27, 2016 and February 28, 2015, the increases in net earnings per diluted share are the result of the impact of the Company’s repurchases of its common stock, partially offset by the decrease in net earnings as a result of the items described above. Included in net earnings for the fiscal years ended February 27, 2016 and February 28, 2015, respectively, are net benefits of approximately $0.06 per diluted share for certain non-recurring items, including a favorable state audit settlement and approximately $0.04 per diluted share for certain non-recurring items, including a credit card fee litigation settlement.

Capital expenditures for fiscal 2015, 2014 and 2013 were $328.4 million, $330.6 million and $320.8 million, respectively. A significant portion of the current year capital expenditures were for technology related projects with the remaining portion for new stores, existing store improvements, the new customer contact center in Layton, Utah, the new distribution facility in Las Vegas, Nevada and other projects. The Company continues to review and prioritize its capital needs and remains committed to making the required investments in its infrastructure to help position the Company for continued growth and success.

Several additional key initiatives include: continuing to add new functionality and assortment to its selling websites, mobile sites and applications; improving customer data integration and customer relations management capabilities; continuing to enhance service offerings to its customers; continuing to strengthen and deepen its information technology, analytics, marketing and e-commerce groups; and creating more flexible fulfillment options that will improve the Company’s delivery capabilities and lower the Company’s shipping costs. These and other investments are expected to, among other things, provide a seamless and compelling customer experience across the Company’s physical and digital shopping environments.

During fiscal 2015, the Company opened a total of 29 new stores, closed 12 stores and opened a new customer contact center in Layton, Utah and a new distribution facility in Las Vegas, Nevada. The Company plans to continue to actively manage its real estate portfolio in order to permit store sizes, layouts, locations and offerings to evolve over time to optimize market profitability and will renovate or reposition stores within markets when appropriate. In fiscal 2016, the Company expects to open approximately 30 new stores company-wide, most of which are planned for new markets, close approximately 15 stores and open a new distribution facility. Additionally, during fiscal 2016, the Company expects to continue to invest in technology related projects, including the deployment of new systems and equipment in its stores, enhancements to the Company’s digital, web and mobile capabilities, ongoing investment in data analytics and the continued development and deployment of a new point of sale system.

During fiscal 2015, 2014 and 2013, including the shares repurchased under an accelerated share repurchase agreement in fiscal 2014, the Company repurchased 18.4 million, 33.0 million and 18.3 million shares, respectively, of its common stock at a total cost of approximately $1.101 billion, $2.251 billion and $1.284 billion, respectively.

Subsequent to the end of fiscal 2015, on April 6, 2016, the Company’s Board of Directors authorized a quarterly dividend program, and declared an initial quarterly dividend of $.125 per share to be paid on July 19, 2016 to shareholders of record as of June 17, 2016. The Company expects to pay quarterly cash dividends on its common stock, in the future, subject to the determination by the Board of Directors based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors.

In addition to the quarterly dividend program, the Company’s share repurchase program may be influenced by several factors, including business and market conditions. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (i) selected statement of earnings data of the Company expressed as a percentage of net sales and (ii) the percentage change in dollar amounts from the prior year in selected statement of earnings data:

	Fiscal Year Ended
	Percentage			Percentage Change
	of Net Sales			from Prior Year
	February 27,	February 28,	March 1,	February 27,	February 28,
	2016	2015	2014	2016	2015

Net sales	100.0%	100.0%	100.0%	1.9%	3.3%

Cost of sales	61.8	61.1	60.3	3.1	4.7

Gross profit	38.2	38.9	39.7	0.0	1.2

Selling, general and administrative
expenses	26.5	25.8	25.7	4.6	3.9

Operating profit	11.7	13.1	14.0	(9.0)	(3.7)

Interest expense, net	0.7	0.4	0.0	73.3	4,326.1

Earnings before provision for income
taxes	11.0	12.7	14.0	(11.7)	(6.8)

Provision for income taxes	4.0	4.6	5.1	(11.1)	(7.6)

Net earnings	7.0	8.1	8.9	(12.1)	(6.3)

Net Sales

Net sales in fiscal 2015 increased $222.7 million to $12.104 billion, representing an increase of 1.9% over $11.881 billion of net sales in fiscal 2014, which increased $377.2 million or 3.3% over the $11.504 billion of net sales in fiscal 2013. On a constant currency basis, which is a non-GAAP measure, net sales for fiscal 2015 increased approximately 2.3%. Net sales and comparable sales of the Company’s foreign operations are calculated on a constant currency basis by translating the current year’s respective sales of its foreign operations at the same exchange rates used in the prior year. The non-GAAP measure of net sales on a constant currency basis is intended to provide visibility into the Company’s operations by excluding the effects of foreign currency exchange rate fluctuations. For fiscal 2015, approximately 55% of the increase was attributable to an increase in comparable sales and the remainder was primarily attributable to an increase in the Company’s new store sales and Linen Holdings. For fiscal 2014, approximately 71% of the increase was attributable to an increase in comparable sales and the remainder was primarily attributable to an increase in the Company’s new store sales.

The increase in comparable sales for fiscal 2015 and fiscal 2014 was approximately 1.0% and 2.4%, respectively. The increase in comparable sales for fiscal 2015 was due to an increase in the average transaction amount, offset by a slight decrease in the number of transactions. The increase in comparable sales for fiscal 2014 was due to increases in both the average transaction amount and the number of transactions. On a constant currency basis, comparable sales for fiscal 2015 increased approximately 1.4%.

The Company’s comparable sales metric considers sales consummated through all retail channels – in-store, online, with a mobile device or through a contact center. Customers today may take advantage of the Company’s omnichannel environment by using more than one channel when making a purchase. The Company believes an integrated experience must exist among these channels to provide a seamless customer experience. A few examples are: a customer may be assisted by an in-store associate to create a wedding or baby registry, while the guests may ultimately purchase a gift from the Company’s websites; or, a customer may research a particular item, and read other customer reviews on the Company’s websites before visiting a store to consummate the actual purchase; or a customer may reserve an item online for in-store pick up; or while in a store, a customer may make the purchase on a mobile device for in home delivery from either a distribution facility, a store or directly from a vendor. In addition, the Company accepts returns in-store without regard to the channel in which the purchase was consummated, therefore resulting in reducing store sales by sales originally consummated through customer facing online websites and mobile applications. As the Company’s retail operations are integrated and it cannot reasonably track the channel in which the ultimate sale is initiated, the Company can however provide directional information on where the sale was consummated.

For fiscal 2015, comparable sales consummated through customer facing online websites and mobile applications increased in excess of 25% over the corresponding period in the prior year, while comparable sales consummated in-store declined approximately 1% over the corresponding period in the prior year. For fiscal 2014, comparable sales consummated through customer facing online websites and mobile applications increased in excess of 50%, over the corresponding period in the prior year, while comparable sales consummated in-store were relatively flat to the corresponding period in the prior year.

Comparable sales represented $11.723 billion, $11.517 billion and $10.661 billion of net sales for fiscal 2015, 2014 and 2013, respectively.

Sales of domestics merchandise accounted for approximately 35.9%, 35.9% and 36.1% of net sales in fiscal 2015, 2014 and 2013, respectively, of which the Company estimates that bed linens accounted for approximately 12% of net sales in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The remaining net sales in fiscal 2015, 2014 and 2013 of 64.1%, 64.1% and 63.9%, respectively, represented sales of home furnishings. No other individual product category accounted for 10% or more of net sales during fiscal 2015, 2014 or 2013.

Gross Profit

Gross profit in fiscal 2015, 2014 and 2013 was $4.620 billion or 38.2% of net sales, $4.620 billion or 38.9% of net sales and $4.566 billion or 39.7% of net sales, respectively. The decrease in the gross profit margin as a percentage of net sales between fiscal 2015 and 2014 was primarily attributed to a decrease in merchandise margin. Also contributing were increases in coupon expense, resulting from an increase in redemptions and a slight increase in the average coupon amount, and net direct to customer shipping expense. The decrease in the gross profit margin as a percentage of net sales between fiscal 2014 and 2013 was primarily attributed to an increase in coupon expense resulting from an increase in redemptions, partially offset by a slight decrease in the average coupon amount, and an increase in net direct to customer shipping expense, which was impacted by a reduction in the bedbathandbeyond.com free shipping threshold. The one year anniversary of the bedbathandbeyond.com free shipping threshold occurred in February 2015.

Selling, General and Administrative Expenses

SG&A was $3.205 billion or 26.5% of net sales in fiscal 2015, $3.065 billion or 25.8% of net sales in fiscal 2014 and $2.951 billion or 25.7% of net sales in fiscal 2013. The percentage of net sales increase in SG&A between fiscal 2015 and 2014 was primarily due to, in order of magnitude, increased technology expenses and related depreciation and increased advertising expenses, due in part to the growth in digital advertising. The percentage of net sales increase in SG&A between fiscal 2014 and 2013 was primarily due to increased technology expenses and related depreciation and increased advertising expenses, partially offset by relative decreases in payroll and payroll related items (including salaries), occupancy expenses (including rent) and the year over year net benefits of certain non-recurring items, primarily relating to credit card fee litigation in the fiscal third quarter of 2014. The increase in technology expenses and related depreciation, as a percentage of net sales, represented approximately 30 basis points for fiscal 2014 as compared to the same period in the prior year.

Operating Profit

Operating profit for fiscal 2015 was $1.415 billion or 11.7% of net sales, $1.554 billion or 13.1% of net sales in fiscal 2014 and $1.615 billion or 14.0% of net sales in fiscal 2013. The changes in operating profit as a percentage of net sales between fiscal 2015 and 2014 and between fiscal 2014 and 2013 were the result of the changes in gross profit margin and SG&A as a percentage of net sales as described above.

The Company believes operating margin compression is likely to continue in fiscal 2016 as a result of several items, including increases in, as a percentage of net sales, coupon expense, net direct to customer shipping expense, additional payroll start-up costs associated with the opening of the Company’s Lewisville, Texas distribution facility, investments in compensation and benefits, and technology-related expenses, including depreciation related to the Company’s ongoing investments. In addition, the year-over-year comparison of operating margin will be impacted by the non-recurring benefit relating to the state audit settlement which occurred in fiscal 2015.

Interest Expense, net

Interest expense, net was $87.5 million, $50.5 million and $1.1 million in fiscal 2015, 2014 and 2013, respectively. For fiscal 2015 and fiscal 2014, interest expense, net primarily related to interest on the senior unsecured notes issued in July 2014.

Income Taxes

The effective tax rate was 36.6% for fiscal 2015, 36.3% for fiscal 2014 and 36.6% for fiscal 2013. For fiscal 2015 and fiscal 2013, the tax rate included net benefits of approximately $14.8 million and $20.0 million, respectively, primarily due to the recognition of favorable discrete state tax items. For fiscal 2014, the tax rate included net benefits of approximately $20.0 million, primarily due to the recognition of favorable discrete federal and state tax items.

Potential volatility in the effective tax rate from year to year may occur as the Company is required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

GROWTH

The Company strives to do more for and with its customers by: offering an extensive breadth and depth of differentiated assortment of merchandise at the right value; presenting merchandise in a distinctive manner designed to maximize customer convenience and reinforce customer perception of a wide selection; and providing excellent customer service, including new products, services and solutions. The Company is pursuing its growth objectives by investing in its omnichannel capabilities, optimizing its store operations and market coverage, including international expansion; leveraging its combined expertise and product knowledge to provide products and services to hospitality, travel and other institutional customers; and continuously reviewing opportunities for strategic acquisitions.

The Company continues to expand, differentiate and leverage its merchandise assortment across all channels, concepts and countries in which it operates, to better engage with its customers wherever, whenever and however they express their life interests and travel through their life stages. Through its growing analytic capabilities and omnichannel marketing approaches, the Company strives to more efficiently and effectively understand and satisfy its customers’ needs.

As of February 27, 2016, the Company operated 1,530 stores plus its various websites, other interactive platforms and distribution facilities. The Company’s 1,530 stores operate in all 50 states, the District of Columbia, Puerto Rico and Canada, including: 1,020 BBB stores, 276 Cost Plus World Market stores, 105 Baby stores, 78 CTS stores and 51 Harmon stores. During fiscal 2015, the Company opened a total of 29 new stores, closed 12 stores and opened a new customer contact center in Layton, Utah and a new distribution facility in Las Vegas, Nevada. At the end of fiscal 2015, Company-wide total store square footage, net of openings and closings, for all of its concepts, was approximately 43.3 million square feet. The Company has distribution facilities totaling 6.1 million square feet. In addition, the Company has entered into a lease for a new distribution facility in Lewisville, Texas, which is planned to open in the fall of 2016, which will be approximately 800,000 square feet. The Company will continue to assess sites throughout the country in order to gain greater distribution efficiencies. The Company also operates websites at bedbathandbeyond.com, bedbathandbeyond.ca, christmastreeshops.com, harmondiscount.com, buybuybaby.com, buybuybaby.ca, worldmarket.com and ofakind.com. Additionally, the Company is a partner in a joint venture which operated a total of seven stores as of February 27, 2016 in Mexico under the name Bed Bath & Beyond.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long-term objectives. In fiscal 2016, the Company expects company-wide to open approximately 30 new stores, most of which are planned for new markets, close approximately 15 stores and open a new distribution facility. Additionally, in connection with leveraging its merchandise offerings and optimizing its operations, the Company continues to expand, across selected stores, the number of specialty departments such as health and beauty care, baby, specialty food, and beverage. Also, the Company is committed to the continued growth of its merchandise categories and channels and is growing the number of items it is able to have shipped directly to customers from a vendor. The continued growth of the Company is dependent, in part, upon the Company’s ability to execute these and other key initiatives successfully.

LIQUIDITY AND CAPITAL RESOURCES

The Company has been able to finance its operations, including its growth, through internally generated funds. For fiscal 2016, the Company believes that it can continue to finance its operations, including its growth, share repurchases, cash dividends, planned capital expenditures and debt service obligations, through existing and internally generated funds. In addition, if necessary, the Company could borrow under its revolving credit facility. Capital expenditures for fiscal 2016 are planned to be approximately $400 million to $425 million, with a significant portion for information technology enhancements, which includes enhancements to the Company’s digital, web and mobile capabilities, the continued deployment of new systems and equipment to the stores and other projects, and the remainder of the spend would be for the new distribution facility, new stores, existing store improvements, and other projects. These planned capital expenditures are subject to the timing and composition of the projects. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Fiscal 2015 compared to Fiscal 2014

Net cash provided by operating activities in fiscal 2015 was $1.012 billion, compared with $1.178 billion in fiscal 2014. Year over year, the Company experienced an increase in cash used by the net components of working capital (primarily accounts payable and other current assets, partially offset by merchandise inventories) offset by a slight increase in net earnings, as adjusted for non-cash expenses (primarily deferred income taxes and depreciation).

Retail inventory, which includes inventory in the Company’s distribution facilities for direct to customer shipments, was approximately $2.8 billion, an increase of approximately 3.6% compared to retail inventory at February 28, 2015. The Company’s distribution facilities include the Company’s newest Las Vegas, Nevada distribution facility which opened during fiscal 2015.

Net cash used in investing activities in fiscal 2015 was $275.6 million, compared to net cash provided by investing activities of $48.8 million in fiscal 2014. In fiscal 2015, net cash used in investing activities was primarily due to $328.4 million of capital expenditures, partially offset by $52.8 million of redemptions of investment securities, net of purchases. In fiscal 2014, net cash provided by investing activities was primarily due to $379.4 million of redemptions of investment securities, net of purchases, partially offset by $330.6 million of capital expenditures.

Net cash used in financing activities for fiscal 2015 was $1.089 billion, compared with $704.9 million in fiscal 2014. In fiscal 2015, the net cash used in financing activities was primarily due to $1.101 billion of common stock repurchases. For fiscal 2014, net cash used in financing activities was primarily due to $2.251 billion of common stock repurchases, partially offset by $1.5 billion of proceeds from the issuance of senior unsecured notes.

Fiscal 2014 compared to Fiscal 2013

Net cash provided by operating activities in fiscal 2014 was $1.178 billion, compared with $1.382 billion in fiscal 2013. Year over year, the Company experienced an increase in cash used by the net components of working capital (primarily accounts payable and merchandise inventories, partially offset by other current assets and accrued expenses and other current liabilities) and a decrease in net earnings, as adjusted for non-cash expenses (primarily deferred income taxes and depreciation).

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

Net cash used in financing activities for fiscal 2014 was $704.9 million, compared with $1.210 billion in fiscal 2013. The decrease in net cash used was primarily due to proceeds from the issuance of the senior unsecured notes of $1.5 billion, partially offset by an increase in common stock repurchases of $966.6 million, which includes the shares repurchased under an accelerated share repurchase agreement.

Other Fiscal 2015 Information

At February 27, 2016, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of August 31, 2016 and February 26, 2017, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During fiscal 2015, the Company did not have any direct borrowings under the uncommitted lines of credit. As of February 27, 2016, there was approximately $9.5 million of outstanding letters of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates. In addition, as of February 27, 2016, the Company maintained unsecured standby letters of credit of $51.2 million, primarily for certain insurance programs.

The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

Between December 2004 and September 2015, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $11.950 billion of the Company’s common stock. Since 2004 through the end of fiscal 2015, the Company has repurchased approximately $9.7 billion of its common stock through share repurchase programs. The Company has approximately $2.3 billion remaining of authorized share repurchases as of February 27, 2016. The Company’s share repurchase program could change, and would be influenced by several factors, including business and market conditions.

Subsequent to the end of fiscal 2015, on April 6, 2016, the Company’s Board of Directors authorized a quarterly dividend program, and declared an initial quarterly dividend of $.125 per share to be paid on July 19, 2016 to shareholders of record as of June 17, 2016. The Company expects to pay quarterly cash dividends on its common stock, in the future, subject to the determination by the Board of Directors based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors.

The Company has contractual obligations consisting mainly of principal and interest related to the Notes, operating leases for stores, offices, distribution facilities and equipment, purchase obligations, long-term sale/leaseback and capital lease obligations and other long-term liabilities which the Company is obligated to pay as of February 27, 2016 as follows:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Senior unsecured notes (1)	$1,500,000	$-	$-	$-	$1,500,000
Interest on senior unsecured notes (1)	1,693,205	72,477	144,954	144,954	1,330,820
Operating lease obligations (2)	3,284,725	585,118	1,011,305	732,659	955,643
Purchase obligations (3)	1,137,597	1,137,597	-	-	-
Long-term sale/leaseback and capital lease obligations(4)	326,674	10,366	20,896	21,176	274,236
Other long-term liabilities (5)	462,901	-	-	-	-

Total Contractual Obligations	$8,405,102	$1,805,558	$1,177,155	$898,789	$4,060,699

(1)	On July 17, 2014, the Company issued $300 million aggregate principal amount of 3.749% senior unsecured notes due August 1, 2024, $300 million aggregate principal amount of 4.915% senior unsecured notes due August 1, 2034 and $900 million aggregate principal amount of 5.165% senior unsecured notes due August 1, 2044.
(2)	The amounts presented represent the future minimum lease payments under non-cancelable operating leases. In addition to minimum rent, certain of the Company's leases require the payment of additional costs for insurance, maintenance and other costs. These additional amounts are not included in the table of contractual commitments as the timing and/or amounts of such payments are not known. As of February 27, 2016, the Company has leased sites for 41 new or relocated locations planned for opening in fiscal 2016, 2017 or 2018, for which aggregate minimum rental payments over the term of the leases are approximately $312.2 million and are included in the table above.
(3)	Purchase obligations primarily consist of purchase orders for merchandise.
(4)	Long-term sale/leaseback and capital lease obligations represent future minimum lease payments under the sale/leaseback agreements and capital lease agreements.
(5)	Other long-term liabilities are primarily comprised of income taxes payable, deferred rent, workers' compensation and general liability reserves and various other accruals and are recorded as Deferred Rent and Other Liabilities and Income Taxes Payable in the Consolidated Balance Sheet as of February 27, 2016. The amounts associated with these other long-term liabilities have been reflected only in the Total Column in the table above as the timing and / or amount of any cash payment is uncertain.

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

Goodwill and Other Indefinite Lived Intangible Assets: The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. The Company has not historically recorded an impairment to its goodwill and other indefinite lived intangible assets. As of February 27, 2016, for goodwill related to the North American Retail operating segment and the Institutional Sales operating segment and certain other indefinite lived intangible assets, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these indefinite lived intangible assets did not exceed its carrying value and concluded no such events or circumstances existed which would require an impairment test being performed. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment; consumer preferences, spending habits and adoption of new technologies; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; civil disturbances and terrorist acts; unusual weather patterns and natural disasters; competition from existing and potential competitors across all channels of distribution; pricing pressures; liquidity; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise and other costs and expenses; potential supply chain disruption due to political instability, labor disturbances, product recalls, financial or operational instability of supplier or carriers, and other items; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s plan for new stores; the ability to assess and implement technologies in support of the Company’s development of its omnichannel capabilities; uncertainty in financial markets; disruptions to the Company’s information technology systems including but not limited to security breaches of systems protecting consumer and employee information; reputational risk arising from challenges to the Company’s or a third party supplier’s compliance with various laws, regulations or standards, including those related to labor, health, safety, privacy or the environment; reputational risk arising from third-party merchandise or service vendor performance in direct home delivery or assembly of product for customers; changes to statutory, regulatory and legal requirements; new, or developments in existing, litigation, claims or assessments; changes to, or new, tax laws or interpretation of existing tax laws; changes to, or new, accounting standards; foreign currency exchange rate fluctuations; and the integration of acquired businesses. The Company does not undertake any obligation to update its forward-looking statements.

ITEM 7A –	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of February 27, 2016, the Company’s investments include cash and cash equivalents of approximately $515.6 million, short term investment securities of approximately $86.2 million and long term investments in auction rate securities of approximately $19.8 million at weighted average interest rates of 0.16%, 0.31% and 0.15%, respectively. The book value of these investments is representative of their fair values.

The Company’s senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of February 27, 2016, the fair value of the senior unsecured notes was $1.299 billion, which is based on quoted prices in active markets for identical instruments compared to the carrying value of approximately $1.500 billion.

ITEM 8 –	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

1)	Consolidated Balance Sheets as of February 27, 2016 and February 28, 2015

2)	Consolidated Statements of Earnings for the fiscal years ended February 27, 2016, February 28, 2015 and March 1, 2014

3)	Consolidated Statements of Comprehensive Income for the fiscal years ended February 27, 2016, February 28, 2015 and March 1, 2014

4)	Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 27, 2016, February 28, 2015 and March 1, 2014

5)	Consolidated Statements of Cash Flows for the fiscal years ended February 27, 2016, February 28, 2015 and March 1, 2014

6)	Notes to Consolidated Financial Statements

7)	Reports of Independent Registered Public Accounting Firm

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

 (in thousands, except per share data)

	February 27, 2016	February 28, 2015

Assets
Current assets:
Cash and cash equivalents	$515,573	$875,574
Short term investment securities	86,197	109,992
Merchandise inventories	2,848,119	2,731,881
Other current assets	376,073	366,156

Total current assets	3,825,962	4,083,603

Long term investment securities	71,289	97,160
Property and equipment, net	1,725,043	1,676,700
Goodwill	487,169	486,279
Other assets	389,477	415,251

Total assets	$6,498,940	$6,758,993

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,100,958	$1,156,368
Accrued expenses and other current liabilities	409,445	403,547
Merchandise credit and gift card liabilities	297,930	306,160
Current income taxes payable	58,892	76,606

Total current liabilities	1,867,225	1,942,681

Deferred rent and other liabilities	499,368	493,137
Income taxes payable	72,807	79,985
Long term debt	1,500,000	1,500,000

Total liabilities	3,939,400	4,015,803

Commitments and contingencies

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	-	-
Common stock - $0.01 par value; authorized - 900,000 shares; issued 337,613 and 336,667 shares, respectively; outstanding 156,690 and 174,178 shares, respectively	3,377	3,367
Additional paid-in capital	1,884,813	1,796,692
Retained earnings	10,394,865	9,553,376
Treasury stock, at cost	(9,668,517)	(8,567,932)
Accumulated other comprehensive loss	(54,998)	(42,313)

Total shareholders' equity	2,559,540	2,743,190

Total liabilities and shareholders' equity	$6,498,940	$6,758,993

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

Bed Bath & Beyond Inc. and Subsidiaries

	FISCAL YEAR ENDED

(in thousands, except per share data)	February 27, 2016	February 28, 2015	March 1, 2014

Net sales	$12,103,887	$11,881,176	$11,503,963

Cost of sales	7,483,577	7,261,397	6,938,381

Gross profit	4,620,310	4,619,779	4,565,582

Selling, general and administrative expenses	3,205,407	3,065,486	2,950,995

Operating profit	1,414,903	1,554,293	1,614,587

Interest expense, net	87,458	50,458	1,140

Earnings before provision for income taxes	1,327,445	1,503,835	1,613,447

Provision for income taxes	485,956	546,361	591,157

Net earnings	$841,489	$957,474	$1,022,290

Net earnings per share - Basic	$5.15	$5.13	$4.85
Net earnings per share - Diluted	$5.10	$5.07	$4.79

Weighted average shares outstanding - Basic	163,257	186,659	210,710
Weighted average shares outstanding - Diluted	165,016	188,880	213,363

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

Bed Bath & Beyond Inc. and Subsidiaries

	FISCAL YEAR ENDED

(in thousands)	February 27, 2016	February 28, 2015	March 1, 2014

Net earnings	$841,489	$957,474	$1,022,290

Other comprehensive (loss) income:

Change in temporary valuation adjustment of auction rate securities, net of taxes	1,584	143	(792)
Pension adjustment, net of taxes	(351)	(5,552)	3,249
Currency translation adjustment	(13,918)	(23,057)	(11,984)

Other comprehensive loss	(12,685)	(28,466)	(9,527)

Comprehensive income	$828,804	$929,008	$1,012,763

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Equity

Bed Bath & Beyond Inc. and Subsidiaries

	Common Stock		Additional Paid-	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	in Capital	Earnings	Shares	Amount	Loss	Total
Balance at March 2, 2013	332,696	$3,327	$1,540,451	$7,573,612	(111,207)	$(5,033,340)	$(4,320)	$4,079,730

Net earnings				1,022,290				1,022,290

Other comprehensive loss							(9,527)	(9,527)

Shares sold under employee stock option plans, net of taxes	1,375	14	74,766					74,780

Issuance of restricted shares, net	868	9	(9)					-

Stock-based compensation expense, net			57,842					57,842

Director fees paid in stock	2		167					167

Repurchase of common stock, including fees					(18,329)	(1,283,995)		(1,283,995)
Balance at March 1, 2014	334,941	3,350	1,673,217	8,595,902	(129,536)	(6,317,335)	(13,847)	3,941,287

Net earnings				957,474				957,474

Other comprehensive loss							(28,466)	(28,466)

Shares sold under employee stock option plans, net of taxes	1,033	10	54,907					54,917

Issuance of restricted shares, net	691	7	(7)					-

Stock-based compensation expense, net			68,408					68,408

Director fees paid in stock	2		167					167

Repurchase of common stock, including fees					(32,953)	(2,250,597)		(2,250,597)
Balance at February 28, 2015	336,667	3,367	1,796,692	9,553,376	(162,489)	(8,567,932)	(42,313)	2,743,190

Net earnings				841,489				841,489

Other comprehensive loss							(12,685)	(12,685)

Shares sold under employee stock option plans, net of taxes	255	3	18,944					18,947

Issuance of restricted shares, net	590	6	(6)					-

Payment and vesting of performance stock units	98	1	(1)					-

Stock-based compensation expense, net			69,017					69,017

Director fees paid in stock	3		167					167

Repurchase of common stock, including fees					(18,434)	(1,100,585)		(1,100,585)
Balance at February 27, 2016	337,613	$3,377	$1,884,813	$10,394,865	(180,923)	$(9,668,517)	$(54,998)	$2,559,540

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Bed Bath & Beyond Inc. and Subsidiaries

	FISCAL YEAR ENDED

(in thousands)	February 27, 2016	February 28, 2015	March 1, 2014

Cash Flows from Operating Activities:
Net earnings	$841,489	$957,474	$1,022,290
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	273,947	239,193	220,116
Stock-based compensation	66,965	66,539	56,244
Excess tax benefit from stock-based compensation	(10,370)	(14,561)	(19,126)
Deferred income taxes	56,997	(22,295)	11,729
Other	398	(2,244)	(1,784)
(Increase) decrease in assets:
Merchandise inventories	(121,748)	(161,506)	(117,926)
Trading investment securities	(2,270)	(9,530)	(11,382)
Other current assets	(16,171)	19,012	(5,287)
Other assets	(27,904)	(254)	(3,812)
(Decrease) increase in liabilities:
Accounts payable	(48,148)	44,563	179,522
Accrued expenses and other current liabilities	6,694	18,494	(1,336)
Merchandise credit and gift card liabilities	(7,872)	22,520	33,014
Income taxes payable	(15,036)	17,656	15,729
Deferred rent and other liabilities	15,213	3,428	3,735
Net cash provided by operating activities	1,012,184	1,178,489	1,381,726

Cash Flows from Investing Activities:
Purchase of held-to-maturity investment securities	(103,017)	(298,094)	(1,156,634)
Redemption of held-to-maturity investment securities	126,875	677,500	1,117,500
Redemption of available-for-sale investment securities	28,905	-	-
Capital expenditures	(328,395)	(330,637)	(320,812)
Investment in unconsolidated joint venture	-	-	(3,436)
Net cash (used in) provided by investing activities	(275,632)	48,769	(363,382)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	9,109	41,197	54,815
Proceeds from issuance of senior unsecured notes	-	1,500,000	-
Payment of deferred financing costs	-	(10,092)	-
Payment of other liabilities	(7,646)	-	-
Excess tax benefit from stock-based compensation	10,370	14,561	19,126
Repurchase of common stock, including fees	(1,100,585)	(2,250,597)	(1,283,995)
Net cash used in financing activities	(1,088,752)	(704,931)	(1,210,054)

Effect of exchange rate changes on cash and cash equivalents	(7,801)	(13,269)	(6,745)

Net (decrease) increase in cash and cash equivalents	(360,001)	509,058	(198,455)

Cash and cash equivalents:
Beginning of period	875,574	366,516	564,971
End of period	$515,573	$875,574	$366,516

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Bed Bath & Beyond Inc. and Subsidiaries

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

A.	Nature of Operations

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a retailer which operates under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, “CTS”), Harmon or Harmon Face Values (collectively, “Harmon”), buybuy BABY and World Market, Cost Plus World Market or Cost Plus (collectively, “Cost Plus World Market”). Customers can purchase products from the Company either in-store, online, with a mobile device or through a contact center. The Company generally has the ability to have customer purchases picked up in-store or shipped direct to the customer from the Company’s distribution facilities, stores or vendors. In the second quarter of fiscal 2015, the Company acquired Of a Kind, an e-commerce website that features specially commissioned, limited edition items from emerging fashion and home designers. The Company also operates Linen Holdings, a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, healthcare and other industries. Additionally, the Company is a partner in a joint venture which operates seven retail stores in Mexico under the name Bed Bath & Beyond.

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under U.S. generally accepted accounting principles and therefore is not a reportable segment. Net sales outside of the U.S. were not material for fiscal 2015, 2014 and 2013.

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings, consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 35.9% and 64.1% of net sales, respectively, for fiscal 2015 and fiscal 2014, and approximately 36.1% and 63.9% of net sales, respectively, for fiscal 2013. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

Since the date of acquisition, Of a Kind’s results of operations, which are not material, have been included in the Company’s results of operations for the fiscal year ended February 27, 2016.

B.	Fiscal Year

The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2015, fiscal 2014 and fiscal 2013 represented 52 weeks and ended on February 27, 2016, February 28, 2015 and March 1, 2014, respectively.

C.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company accounts for its investment in the joint venture under the equity method.

Certain reclassifications have been made to the fiscal 2014 and 2013 consolidated statements of cash flows to conform to the fiscal 2015 consolidated statement of cash flows presentation.

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

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within 5 business days, of $89.4 million and $90.3 million as of February 27, 2016 and February 28, 2015, respectively.

F.	Investment Securities

Investment securities consist primarily of U.S. Treasury Bills with remaining maturities of less than one year and auction rate securities, which are securities with interest rates that reset periodically through an auction process. The U.S. Treasury Bills are classified as short term held-to-maturity securities and are stated at their amortized cost which approximates fair value. Auction rate securities are classified as available-for-sale and are stated at fair value, which had historically been consistent with cost or par value due to interest rates which reset periodically, typically every 7, 28 or 35 days. As a result, there generally were no cumulative gross unrealized holding gains or losses relating to these auction rate securities. However, beginning in mid-February 2008 due to market conditions, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities, and affect their estimated fair values at February 27, 2016 and February 28, 2015, but do not affect the underlying collateral of the securities. (See “Fair Value Measurements,” Note 2 and “Investment Securities,” Note 3). All income from these investments is recorded as interest income.

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

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets (forty years for buildings; five to twenty years for furniture, fixtures and equipment; and three to ten years for computer equipment and software). Leasehold improvements are amortized using the straight-line method over the lesser of their estimated useful life or the life of the lease. Depreciation expense is primarily included within selling, general and administrative expenses.

The cost of maintenance and repairs is charged to earnings as incurred; significant renewals and betterments are capitalized. Maintenance and repairs amounted to $130.9 million, $120.3 million and $111.9 million for fiscal 2015, 2014 and 2013, respectively.

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

J.	Goodwill and Other Indefinite Lived Intangible Assets

The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available, including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. The Company has not historically recorded an impairment to its goodwill and other indefinite lived intangible assets. As of February 27, 2016, for goodwill related to the North American Retail operating segment and the Institutional Sales operating segment and certain other indefinite lived intangible assets, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these indefinite lived intangible assets did not exceed its carrying value and concluded no such events or circumstances existed which would require an impairment test being performed. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

Included within other assets in the accompanying consolidated balance sheets as of February 27, 2016 and February 28, 2015, respectively, are $291.4 million for indefinite lived tradenames and trademarks.

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

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the term of the lease beginning as of the date the Company obtained possession of the leased premises. Deferred rent amounted to $77.3 million and $77.8 million as of February 27, 2016 and February 28, 2015, respectively.

Cash or lease incentives (“tenant allowances”) received pursuant to certain store leases are recognized on a straight-line basis as a reduction to rent over the lease term. The unamortized portion of tenant allowances is included in deferred rent and other liabilities. The unamortized portion of tenant allowances amounted to $119.8 million and $121.0 million as of February 27, 2016 and February 28, 2015, respectively.

M.	Shareholders’ Equity

The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

Between December 2004 and September 2015, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $11.950 billion of the Company’s shares of common stock. On July 17, 2014, the Company entered into an accelerated share repurchase agreement (“ASR”) with an investment bank to repurchase an aggregate $1.1 billion of the Company’s common stock. The ASR was completed in December 2014. The total number of shares repurchased under the ASR was 16.8 million shares at a weighted average share price of $65.41. Since 2004 through the end of fiscal 2015, the Company has repurchased approximately $9.7 billion of its common stock through share repurchase programs, which include the shares repurchased under the ASR.

During fiscal 2015, the Company repurchased approximately 18.4 million shares of its common stock at a total cost of approximately $1.101 billion. During fiscal 2014, including the shares repurchased under the ASR, the Company repurchased approximately 33.0 million shares of its common stock at a total cost of approximately $2.251 billion. During fiscal 2013, the Company repurchased approximately 18.3 million shares of its common stock at a total cost of approximately $1.284 billion. The Company has approximately $2.3 billion remaining of authorized share repurchases as of February 27, 2016.

Subsequent to the end of fiscal 2015, on April 6, 2016, the Company’s Board of Directors authorized a quarterly dividend program, and declared an initial quarterly dividend of $.125 per share to be paid on July 19, 2016 to shareholders of record as of June 17, 2016. Future cash dividends on the Company’s common stock are subject to the determination by the Board of Directors based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors.

N.	Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The Company’s investment securities consist primarily of U.S. Treasury securities, which are stated at amortized cost, and auction rate securities, which are stated at their approximate fair value. The book value of the financial instruments, excluding the Company’s long term debt, is representative of their fair values (See “Fair Value Measurements,” Note 2). The fair value of the Company’s long term debt is approximately $1.299 billion, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.500 billion.

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

The Company receives allowances from vendors in the normal course of business for various reasons including direct cooperative advertising, purchase volume and reimbursement for other expenses. Annual terms for each allowance include the basis for earning the allowance and payment terms, which vary by agreement. All vendor allowances are recorded as a reduction of inventory cost, except for direct cooperative advertising allowances which are specific, incremental and identifiable. The Company recognizes purchase volume allowances as a reduction of the cost of inventory in the quarter in which milestones are achieved. Advertising costs were reduced by direct cooperative allowances of $31.7 million, $25.6 million and $24.0 million for fiscal 2015, 2014 and 2013, respectively.

R.	Store Opening, Expansion, Relocation and Closing Costs

Store opening, expansion, relocation and closing costs, including markdowns, asset residual values and projected occupancy costs, are charged to earnings as incurred.

S.	Advertising Costs

Expenses associated with direct response advertising are expensed over the period during which the sales are expected to occur, generally four to seven weeks, and all other expenses associated with store advertising are charged to earnings as incurred. Net advertising costs amounted to $338.1 million, $308.4 million and $280.5 million for fiscal 2015, 2014 and 2013, respectively.

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

Stock-based awards of approximately 2.6 million, 1.7 million and 1.2 million shares were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive for fiscal 2015, 2014 and 2013, respectively.

W.	Recent Accounting Pronouncements

In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This guidance requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This guidance deferred the effective date of ASU 2014-09 for one year from the original effective date. In accordance with the deferral, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The adoption of this guidance is not expected to have a significant effect on the Company's consolidated financial position, results of operations, or cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires an entity to present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Costs associated with line-of-credit arrangements may continue to be recorded as deferred assets. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. ASU 2015-03 must be adopted retrospectively to each prior reporting period presented. The adoption of this guidance is not expected to have a significant effect on the Company's consolidated financial position, results of operations, or cash flows.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance requires an entity to classify deferred tax assets and liabilities as noncurrent on the balance sheet. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption permitted. ASU 2015-17 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The adoption of this guidance is not expected to have a significant effect on the Company's consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity's leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. ASU 2016-02 must be adopted using a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. The Company is evaluating the impact of this new standard on its financial position, results of operations, cash flows and related disclosures.

2. FAIR VALUE MEASUREMENTS

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

As of February 27, 2016, the Company’s financial assets utilizing Level 1 inputs include long term trading investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 3).

3.	INVESTMENT SECURITIES

The Company’s investment securities as of February 27, 2016 and February 28, 2015 are as follows:

(in millions)	February 27, 2016	February 28, 2015
Available-for-sale securities:
Long term	$19.8	$47.9

Trading securities:
Long term	51.5	49.2

Held-to-maturity securities:
Short term	86.2	110.0
Total investment securities	$157.5	$207.1

Auction Rate Securities

As of February 27, 2016 and February 28, 2015, the Company’s long term available-for-sale investment securities represented approximately $20.3 million and $51.0 million par value of auction rate securities, respectively, consisting of preferred shares of closed end municipal bond funds, less temporary valuation adjustments of approximately $0.5 million and $3.1 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings.

In fiscal 2015, approximately $30.7 million of these securities were tendered at a price of approximately 94% of par value for which the Company incurred a realized loss of approximately $1.8 million, which is included within interest expense, net in the consolidated statement of earnings for fiscal 2015.

U.S. Treasury Securities

As of February 27, 2016, and February 28, 2015, the Company’s short term held-to-maturity securities included approximately $86.2 million and approximately $110.0 million, respectively, of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation).

Long Term Trading Investment Securities

The Company’s long term trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $51.5 million and $49.2 million as of February 27, 2016 and February 28, 2015, respectively.

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(in thousands)	February 27, 2016	February 28, 2015

Land and buildings	$567,602	$557,538
Furniture, fixtures and equipment	1,240,181	1,179,073
Leasehold improvements	1,341,596	1,258,916
Computer equipment and software	1,106,812	940,754
	4,256,191	3,936,281

Less: Accumulated depreciation	(2,531,148)	(2,259,581)
Property and equipment, net	$1,725,043	$1,676,700

5.	LONG TERM DEBT

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

The Notes were issued under an indenture (the “Base Indenture”), as supplemented by a first supplemental indenture (together, with the Base Indenture, the “Indenture”), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of February 27, 2016.

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

Revolving Credit Agreement

On August 6, 2014, the Company entered into a $250 million five year senior unsecured revolving credit facility agreement (“Revolver”) with various lenders. For fiscal 2015 and during the period from August 6, 2014 through February 28, 2015, the Company did not have any borrowings under the Revolver.

Borrowings under the Revolver accrue interest at either (1) a fluctuating rate equal to the greater of the prime rate, as defined in the Revolver, the Federal Funds Rate plus 0.50%, or one-month LIBOR plus 1.0% and, in each case, plus an applicable margin based upon the Company’s leverage ratio which is calculated quarterly, (2) a periodic fixed rate equal to LIBOR plus an applicable margin based upon the Company’s leverage ratio which is calculated quarterly or (3) an agreed upon fixed rate. In addition, a commitment fee is assessed, which is included in interest expense, net in the Consolidated Statement of Earnings. The Revolver contains customary affirmative and negative covenants and also requires the Company to maintain a minimum leverage ratio. The Company was in compliance with all covenants related to the Revolver as of February 27, 2016.

Deferred financing costs associated with the Notes and the Revolver of approximately $10.1 million were capitalized and are included in other assets, net of amortization, in the accompanying Consolidated Balance Sheets. These deferred financing costs are being amortized over the term of each of the Notes and the term of the Revolver and such amortization is included in interest expense, net in the Consolidated Statement of Earnings. Interest expense related to the Notes and the Revolver, including the commitment fee and the amortization of the deferred financing costs, was approximately $73.0 million for fiscal 2015 and $44.9 million for the period from July 17, 2014 through February 28, 2015.

Lines of Credit

At February 27, 2016, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of August 31, 2016 and February 26, 2017, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During fiscal 2015 and 2014, the Company did not have any direct borrowings under the uncommitted lines of credit. As of February 27, 2016, there was approximately $9.5 million of outstanding letters of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates. In addition, as of February 27, 2016, the Company maintained unsecured standby letters of credit of $51.2 million, primarily for certain insurance programs. As of February 28, 2015, there was approximately $11.1 million of outstanding letters of credit and approximately $71.7 million of outstanding unsecured standby letters of credit, primarily for certain insurance programs.

6.	PROVISION FOR INCOME TAXES

The components of the provision for income taxes are as follows:

	FISCAL YEAR ENDED
(in thousands)	February 27, 2016	February 28, 2015	March 1, 2014

Current:
Federal	$389,039	$504,154	$514,818
State and local	39,991	64,486	64,581
	429,030	568,640	579,399

Deferred:
Federal	42,592	(18,245)	11,221
State and local	14,334	(4,034)	537
	56,926	(22,279)	11,758
	$485,956	$546,361	$591,157

At February 27, 2016, included in other current assets is a net current deferred income tax asset of $201.5 million and included in deferred rent and other liabilities is a net noncurrent deferred income tax liability of $2.4 million. At February 28, 2015, included in other current assets is a net current deferred income tax asset of $207.3 million and included in other assets is a net noncurrent deferred income tax asset of $49.7 million. These amounts represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities consist of the following:

(in thousands)	February 27, 2016	February 28, 2015

Deferred tax assets:
Inventories	$30,470	$35,169
Deferred rent and other rent credits	74,182	77,878
Insurance	51,238	62,668
Stock-based compensation	39,417	35,591
Merchandise credits and gift card liabilities	66,496	65,055
Accrued expenses	46,226	42,328
Obligations on distribution centers	40,704	41,175
Net operating loss carryforwards and other tax credits	22,253	30,453
Other	90,776	89,933

Deferred tax liabilities:
Depreciation	(104,781)	(74,051)
Goodwill	(62,252)	(55,888)
Intangibles	(81,150)	(80,515)
Other	(14,525)	(12,780)
	$199,054	$257,016

At February 27, 2016, the Company has federal net operating loss carryforwards of $11.4 million (tax effected), which will begin expiring in 2025, state net operating loss carryforwards of $5.0 million (tax effected), which will expire between 2015 and 2031, California state enterprise zone credit carryforwards of $4.8 million (tax effected), which will expire in 2023, but require taxable income in the enterprise zone to be realizable and other tax credits of $1.0 million (tax effected).

The Company has not established a valuation allowance for the net deferred tax asset as it is considered more likely than not that it is realizable through a combination of future taxable income and the deductibility of future net deferred tax liabilities.

The following table summarizes the activity related to the gross unrecognized tax benefits from uncertain tax positions:

(in thousands)	February 27, 2016	February 28, 2015

Balance at beginning of year	$79,985	$92,614

Increase related to current year positions	16,662	17,333
Increase related to prior year positions	2,104	6,549
Decrease related to prior year positions	(14,698)	(20,082)
Settlements	(5,865)	(11,762)
Lapse of statute of limitations	(5,381)	(4,667)

Balance at end of year	$72,807	$79,985

At February 27, 2016, the Company has recorded approximately $72.8 million of gross unrecognized tax benefits in non-current income taxes payable on the consolidated balance sheet of which approximately $72.7 million would impact the Company’s effective tax rate. At February 28, 2015, the Company has recorded approximately $80.0 million of gross unrecognized tax benefits in non-current income taxes payable on the consolidated balance sheet of which approximately $79.9 million would impact the Company’s effective tax rate. As of February 27, 2016 and February 28, 2015, the liability for gross unrecognized tax benefits included approximately $10.5 million and $13.0 million, respectively, of accrued interest. The Company recorded a decrease of interest of approximately $2.5 million and $3.9 million, respectively, for the years ended February 27, 2016 and February 28, 2015 for gross unrecognized tax benefits in the consolidated statement of earnings.

The Company anticipates that any adjustments to gross unrecognized tax benefits which will impact income tax expense, due to the expiration of statutes of limitations, could be approximately $4 to $5 million in the next twelve months. However, actual results could differ from those currently anticipated.

As of February 27, 2016, the Company operated in all 50 states, the District of Columbia, Puerto Rico, Canada and several other international countries and files income tax returns in the United States and various state, local and international jurisdictions. The Company is open to examination for state and local jurisdictions with varying statutes of limitations, generally ranging from three to five years.

For fiscal 2015, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 3.07%, provision for uncertain tax positions of .07% and other income tax benefits of 1.53%. For fiscal 2014, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 3.01%, provision for uncertain tax positions of 0.04% and other income tax benefits of 1.72%. For fiscal 2013, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 3.07%, benefit for uncertain tax positions of 0.05% and other income tax benefits of 1.42%.

7.	TRANSACTIONS AND BALANCES WITH RELATED PARTIES

In fiscal 2002, the Company had an interest in certain life insurance policies on the lives of its Co-Chairmen and their spouses. The Company’s interest in these policies was equivalent to the net premiums paid by the Company. The agreements relating to the Company’s interest in the life insurance policies on the lives of its Co-Chairmen and their spouses were terminated in fiscal 2003. Upon termination in fiscal 2003, the Co-Chairmen paid to the Company $5.4 million, representing the total amount of premiums paid by the Company under the agreements and the Company was released from its contractual obligation to make substantial future premium payments. In order to confer a benefit to its Co-Chairmen in substitution for the aforementioned terminated agreements, the Company has agreed to pay to the Co-Chairmen, at a future date, an aggregate amount of $4.2 million, which is included in accrued expenses and other current liabilities as of February 27, 2016 and February 28, 2015.

8.	LEASES

The Company leases retail stores, as well as distribution facilities, offices and equipment, under agreements expiring at various dates through 2042. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial in fiscal 2015, 2014 and 2013), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

As of February 27, 2016, future minimum lease payments under non-cancelable operating leases were as follows:

(in thousands)	Operating Leases
Fiscal Year:
2016	$585,118
2017	538,142
2018	473,163
2019	407,510
2020	325,149
Thereafter	955,643
Total future minimum lease payments	$3,284,725

Expenses for all operating leases were $568.1 million, $566.0 million and $559.8 million for fiscal 2015, 2014 and 2013, respectively.

As of February 27, 2016 and February 28, 2015, the capital lease obligations were approximately $6.5 million and $3.5 million, respectively, for which the current and long-term portions are included within accrued expenses and other current liabilities and deferred rent and other liabilities, respectively, in the consolidated balance sheet. Monthly minimum lease payments are accounted for as principal and interest payments. Interest expense for all capital leases was $0.4 million, $0.5 million and $0.5 million for fiscal 2015, 2014 and 2013, respectively. The minimum capital lease payments, including interest, by fiscal year are: $1.2 million in fiscal 2016, $1.2 million in fiscal 2017, $1.0 million in fiscal 2018, $1.0 million in fiscal 2019, $0.9 million in fiscal 2020 and $3.3 million thereafter.

The Company has financing obligations, related to two sale/leaseback agreements, which approximated the discounted fair value of the minimum lease payments, had a residual fair value at the end of the lease term and are being amortized over the term of the respective agreements, including option periods, of 32 and 35 years. As of February 27, 2016 and February 28, 2015, the sale/leaseback financing obligations were approximately $104.0 million and $104.6 million, respectively, for which the current and long-term portions are included within accrued expenses and other current liabilities and deferred rent and other liabilities, respectively, in the consolidated balance sheet. Monthly lease payments are accounted for as principal and interest payments (at approximate annual interest rates of 7.2% and 10.6%). These sale/leaseback financing obligations, excluding the residual fair value at the end of the lease term, mature as follows: $0.7 million in fiscal 2016, $0.8 million in fiscal 2017, $0.8 million in fiscal 2018, $0.8 million in fiscal 2019, $0.9 million in fiscal 2020 and $76.4 million thereafter.

9.	EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company has five defined contribution savings plans covering all eligible employees of the Company (“the Plans”). Participants of the Plans may defer annual pre-tax compensation subject to statutory and Plan limitations. In addition, a certain percentage of an employee’s contributions are matched by the Company and vest over a specified period of time, subject to certain statutory and Plan limitations. The Company’s match was approximately $13.9 million, $13.2 million and $12.5 million for fiscal 2015, 2014 and 2013, respectively, which was expensed as incurred.

Nonqualified Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan (“NQDC”) for the benefit of employees who are defined by the Internal Revenue Service as highly compensated. Participants of the NQDC may defer annual pre-tax compensation subject to statutory and plan limitations. In addition, a certain percentage of an employee’s contributions may be matched by the Company and vest over a specified period of time, subject to certain plan limitations. The Company’s match was approximately $0.6 million, $0.7 million and $0.5 million in fiscal 2015, 2014 and 2013, respectively, which was expensed as incurred.

Changes in the fair value of the trading securities related to the NQDC and the corresponding change in the associated liability are included within interest income and selling, general and administrative expenses respectively, in the consolidated statements of earnings. Historically, these changes have resulted in no net impact to the consolidated statements of earnings.

Defined Benefit Plan

The Company has a non-contributory defined benefit pension plan for the CTS employees, hired on or before July 31, 2003, who meet specified age and length-of-service requirements. The benefits are based on years of service and the employee’s compensation up until retirement. The Company recognizes the overfunded or underfunded status of the pension plan as an asset or liability in its statement of financial position and recognizes changes in the funded status in the year in which the changes occur. For the years ended February 27, 2016, February 28, 2015 and March 1, 2014, the net periodic pension cost was not material to the Company’s results of operations. The Company has a $20.4 million and $18.4 million liability, which is included in deferred rent and other liabilities as of February 27, 2016 and February 28, 2015, respectively. In addition, as of February 27, 2016 and February 28, 2015, the Company recognized a loss of $6.5 million, net of taxes of $4.2 million, and a loss of $6.1 million, net of taxes of $4.0 million, respectively, within accumulated other comprehensive loss.

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

The Company paid income taxes of $442.4 million, $554.4 million and $562.4 million in fiscal 2015, 2014 and 2013, respectively. In addition, the Company had interest payments of approximately $81.5 million, $48.2 million and $9.2 million in fiscal 2015, 2014 and 2013, respectively.

The Company recorded an accrual for capital expenditures of $51.7 million, $57.8 million and $50.2 million as of February 27, 2016, February 28, 2015 and March 1, 2014, respectively.

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

Stock-based compensation expense for the fiscal year ended February 27, 2016, February 28, 2015 and March 1, 2014 was approximately $67.0 million ($42.4 million after tax or $0.26 per diluted share), $66.5 million ($42.4 million after tax or $0.22 per diluted share) and approximately $56.2 million ($35.6 million after tax or $0.17 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the years ended February 27, 2016 and February 28, 2015 was approximately $2.1 million and $1.9 million, respectively.

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

Stock Options

Stock option grants are issued at fair market value on the date of grant and generally become exercisable in either three or five equal annual installments beginning one year from the date of grant for options issued since May 10, 2010, and beginning one to three years from the date of grant for options issued prior to May 10, 2010, in each case, subject, in general to the recipient remaining in the Company’s service on specified vesting dates. Option grants expire eight years after the date of grant. All option grants are nonqualified. As of February 27, 2016, unrecognized compensation expense related to the unvested portion of the Company’s stock options was $23.2 million, which is expected to be recognized over a weighted average period of 2.7 years.

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	FISCAL YEAR ENDED
Black-Scholes Valuation Assumptions (1)	February 27, 2016	February 28, 2015	March 1, 2014

Weighted Average Expected Life (in years) (2)	6.7	6.6	6.6
Weighted Average Expected Volatility (3)	27.59%	28.31%	29.27%
Weighted Average Risk Free Interest Rates (4)	1.93%	2.11%	1.11%
Expected Dividend Yield	-	-	-

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

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

Changes in the Company’s stock options for the fiscal year ended February 27, 2016 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	3,682	$51.05
Granted	501	70.96
Exercised	(255)	35.10
Forfeited or expired	(90)	63.12
Options outstanding, end of period	3,838	$54.43
Options exercisable, end of period	2,358	$47.06

The weighted average fair value for the stock options granted in fiscal 2015, 2014 and 2013 was $23.12, $20.96 and $22.28, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of February 27, 2016 was 3.7 years and $19.9 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of February 27, 2016 was 2.4 years and $18.9 million, respectively. The total intrinsic value for stock options exercised during fiscal 2015, 2014 and 2013 was $8.7 million, $33.5 million and $44.6 million, respectively.

Net cash proceeds from the exercise of stock options for fiscal 2015 were $9.1 million and the net associated income tax benefit was $10.0 million.

Restricted Stock

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test for the fiscal year of grant and, assuming achievement of the performance-based test, time vesting, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. The Company recognizes compensation expense related to these awards based on the assumption that the performance-based test will be achieved. Vesting of restricted stock awarded to the Company’s other employees is based solely on time vesting. As of February 27, 2016, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock awards was $127.6 million, which is expected to be recognized over a weighted average period of 3.6 years.

Changes in the Company’s restricted stock for the fiscal year ended February 27, 2016 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	3,592	$57.90
Granted	792	68.67
Vested	(952)	49.50
Forfeited	(202)	62.81
Unvested restricted stock, end of period	3,230	$62.71

Performance Stock Units

Performance stock units (“PSUs”) are issued and measured at fair market value on the date of grant. Vesting of PSUs awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test during a one-year period from the date of grant and during a three-year period from the date of grant and, assuming achievement of the performance-based test, time vesting, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. Performance during the one-year period will be based on Earnings Before Interest and Taxes (“EBIT”) margin relative to a peer group of the Company. Upon achievement of the one-year performance-based test, the corresponding PSUs will vest annually in substantially equal installments over a three year period starting one year from the date of grant. Performance during the three-year period will be based on Return on Invested Capital (“ROIC”) relative to such peer group. Upon achievement of the three-year performance-based test, the corresponding PSUs will vest on the fourth anniversary date of grant. The awards based on EBIT margin and ROIC range from a floor of zero to a cap of 150% of target achievement, with a floor of zero. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the assumption that 100% of the target award will be achieved. The Company evaluates the target assumption on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of February 27, 2016, unrecognized compensation expense related to the unvested portion of the Company’s performance stock units was $20.6 million, which is expected to be recognized over a weighted average period of 2.0 years.

Changes in the Company’s PSUs for the fiscal year ended February 27, 2016 were as follows:

(Shares in thousands)	Number of Performance Stock Units	Weighted Average Grant-Date Fair Value
Unvested performance stock units, beginning of period	391	$62.34
Granted	370	70.96
Vested	(98)	62.34
Forfeited	(36)	67.15
Unvested performance stock units, end of period	627	$67.15

13.	SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	FISCAL 2015 QUARTER ENDED				FISCAL 2014 QUARTER ENDED
(in thousands, except per share data)	May 30, 2015	August 29, 2015	November 28, 2015	February 27, 2016	May 31, 2014	August 30, 2014	November 29, 2014	February 28, 2015

Net sales	$2,738,495	$2,995,469	$2,952,031	$3,417,892	$2,656,698	$2,944,905	$2,942,980	$3,336,593
Gross profit	1,044,133	1,140,950	1,115,311	1,319,916	1,030,885	1,134,045	1,128,974	1,325,875
Operating profit	273,269	350,194	292,858	498,582	300,701	368,741	352,683	532,168
Earnings before provision for income taxes	253,368	325,141	274,806	474,130	298,607	359,213	333,114	512,901
Provision for income taxes	94,917	123,463	96,990	170,586	111,555	135,260	107,706	191,840
Net earnings	$158,451	$201,678	$177,816	$303,544	$187,052	$223,953	$225,408	$321,061
EPS-Basic (1)	$0.94	$1.22	$1.10	$1.93	$0.94	$1.18	$1.24	$1.83
EPS-Diluted (1)	$0.93	$1.21	$1.09	$1.91	$0.93	$1.17	$1.23	$1.80

(1) Net earnings per share ("EPS") amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Bed Bath & Beyond Inc.:

We have audited the accompanying consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries as of February 27, 2016 and February 28, 2015, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 27, 2016. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bed Bath & Beyond Inc. and subsidiaries as of February 27, 2016 and February 28, 2015, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 27, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 27, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
April 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Bed Bath & Beyond Inc.:

We have audited Bed Bath & Beyond Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of February 27, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing in Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 27, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries as of February 27, 2016 and February 28, 2015, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended February 27, 2016, and our report dated April 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
April 26, 2016

ITEM 9 –	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A –	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Based on their evaluation as of February 27, 2016, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of February 27, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), released in 2013, Internal Control-Integrated Framework.

Our management has concluded that, as of February 27, 2016, our internal control over financial reporting is effective based on these criteria.

(c) Attestation Report of the Independent Registered Public Accounting Firm

KPMG LLP issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended February 27, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(a) Directors of the Company

Information relative to Directors of the Company is set forth under the section captioned “Election of Directors” in the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders (“the Proxy Statement”) and is incorporated herein by reference.

(b) Executive Officers of the Company

Information relative to Executive Officers of the Company is set forth under the section captioned “Executive Officers” in the Proxy Statement and is incorporated herein by reference.

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

The following table provides certain information as of February 27, 2016 with respect to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	4,555,218 (2)	$54.43 (3)	19,594,640
Equity compensation plans not approved by shareholders	-	-	-
Total (4)	4,555,218 (2)	$54.43 (3)	19,594,640

(1)	These plans consist of the Company’s 2004 Incentive Compensation Plan and the 2012 Incentive Compensation Plan, which amended and restated the 2004 Incentive Compensation Plan.
(2)	This amount includes 717,495 shares that may be issued upon the vesting of performance stock units granted under the 2012 Incentive Compensation Plan, which represents the estimated maximum number of shares that may be issued upon the vesting of the performance stock units. This amount also includes 3,837,723 of stock options outstanding.
(3)	The weighted-average exercise price solely takes into account outstanding stock options as other outstanding awards under the 2004 Incentive Compensation Plan and the 2012 Incentive Compensation Plan do not have an exercise price.
(4)	Any shares of common stock that are subject to awards of options or stock appreciation rights under the 2012 Incentive Compensation Plan shall be counted against the aggregate number of shares of common stock that may be issued as one share for every share issued. Any shares of common stock that are subject to awards other than options or stock appreciation rights, including restricted stock awards and performance stock units, shall be counted against this limit as 2.20 shares for every share granted.

ITEM 13 –	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the sections captioned “Director Independence” and “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.

ITEM 14 –	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is in the Proxy Statement and is incorporated herein by reference from the Proxy Statement.

PART IV

ITEM 15–	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements of Bed Bath & Beyond Inc. and subsidiaries are incorporated under Item 8 of this Form 10-K.

(a) (2) Financial Statement Schedules

For the Fiscal Years Ended February 27, 2016, February 28, 2015 and March 1, 2014.

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
April 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Warren Eisenberg	Co-Chairman and Director	April 26, 2016
Warren Eisenberg

/s/ Leonard Feinstein	Co-Chairman and Director	April 26, 2016
Leonard Feinstein

/s/ Steven H. Temares	Chief Executive Officer	April 26, 2016
Steven H. Temares	and Director

/s/ Susan E. Lattmann	Chief Financial Officer and Treasurer	April 26, 2016
Susan E. Lattmann	(Principal Financial and Accounting
Officer)

/s/ Dean S. Adler	Director	April 26, 2016
Dean S. Adler

/s/ Stanley Barshay	Director	April 26, 2016
Stanley Barshay

/s/ Geraldine Elliott	Director	April 26, 2016
Geraldine Elliott

/s/ Klaus Eppler	Director	April 26, 2016
Klaus Eppler

/s/ Patrick R. Gaston	Director	April 26, 2016
Patrick R. Gaston

/s/ Jordan Heller	Director	April 26, 2016
Jordan Heller

/s/ Victoria A. Morrison	Director	April 26, 2016
Victoria A. Morrison

Bed Bath & Beyond Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Fiscal Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(amounts in millions)

Column A	Column B	Column C	Column C	Column D	Column E

	Balance at	Additions	Additions	Adjustments	Balance at
	Beginning of	Charged to	Charged to	and/or	End of
Description	Period	Income	Other Accounts	Deductions	Period
Sales Returns and Allowance

Year Ended:
February 27, 2016	$45.0	$693.3	$-	$693.8	$44.5
February 28, 2015	45.0	715.7	-	715.7	45.0
March 1, 2014	40.0	706.6	-	701.6	45.0

EXHIBIT INDEX

Unless otherwise indicated, exhibits are incorporated by reference to the correspondingly numbered exhibits to the Company’s Registration Statement on Form S-1 (Commission File No. 33-47250).

Exhibit
No.	Exhibit

3.1	Restated Certificate of Incorporation

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended August 25, 1996)

3.3	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

3.4	Certificate of Change of Bed Bath & Beyond Inc. under Section 805-A of the Business Corporation Law (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

3.5	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 30, 1998)
3.6	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 1, 2001)

3.7	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated July 1, 2009)

3.8	Amended By-Laws of Bed Bath & Beyond Inc. (as amended effective as of September 23, 2009) (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated September 29, 2009)

4.1	Indenture, dated as of July 17, 2014, relating to the 3.749% senior unsecured notes due 2024, the 4.915% senior unsecured notes due 2034 and the 5.165% senior unsecured notes due 2044, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on July 17, 2014)

4.2	First Supplemental Indenture, dated as of July 17, 2014, relating to the 3.749% senior unsecured notes due 2024, the 4.915% senior unsecured notes due 2034 and the 5.165% senior unsecured notes due 2044, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on July 17, 2014)

4.3	Form of 3.749% senior unsecured notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the Commission on July 17, 2014)

4.4	Form of 4.915% senior unsecured notes due 2034 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed with the Commission on July 17, 2014)

4.5	Form of 5.165% senior unsecured notes due 2044 (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K filed with the Commission on July 17, 2014)

10.1*	Stock Option Agreement between the Company and Warren Eisenberg, dated as of August 26, 1997 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

10.2*	Stock Option Agreement between the Company and Leonard Feinstein, dated as of August 26, 1997 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

10.3*	Company’s 1992 Stock Option Plan, as amended through August 26, 1997 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

10.4*	Company’s 1996 Stock Option Plan, as amended through August 26, 1997 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

10.5*	Employment Agreement between the Company and Steven H. Temares (dated as of December 1, 1994) (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended February 28, 1998)

10.6*	Form of Employment Agreement between the Company and the Chief Merchandising Officer and Senior Vice President and Senior Vice President – Stores (dated as of December 1, 1994) (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended February 28, 1998)

10.7*	Company’s 1998 Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 30, 1998)

10.8*	Stock Option Agreement between the Company and Warren Eisenberg, dated as of August 13, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 27, 1999)

10.9*	Stock Option Agreement between the Company and Leonard Feinstein, dated as of August 13, 1999 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 27, 1999)

10.10*	Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 27, 1999)

10.11*	Company’s 2000 Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2000 which is incorporated by reference to Exhibit A to the Registrant’s Proxy Statement dated May 22, 2000)

10.12*	Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2000)

10.13*	Company’s 2001 Stock Option Plan (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended March 3, 2001)

10.14*	Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2002)

10.15*	Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002)

10.16*	Agreement Terminating Agreements concerning “Split Dollar” Life Insurance Plan, dated May 9, 1994 and June 16, 1995, among the Company, Jay D. Waxenberg, as trustee of the Warren Eisenberg Life Insurance Trust, Warren Eisenberg and Maxine Eisenberg (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 29, 2003)

10.17*	Agreement Terminating Agreements concerning “Split Dollar” Life Insurance Plan, dated May 9, 1994 and June 16, 1995, among the Company, Jay D. Waxenberg, as trustee of the Leonard Joseph Feinstein Life Insurance Trust and Leonard Feinstein (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 29, 2003)

10.18*	Compensation Agreement concerning Substitute Benefit Payments upon Termination of “Split Dollar” Life Insurance Plan between the Company and Warren Eisenberg, dated as of February 27, 2004 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended February 28, 2004)

10.19*	Compensation Agreement concerning Substitute Benefit Payments upon Termination of “Split Dollar” Life Insurance Plan between the Company and Leonard Feinstein, dated as of February 27, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended February 28, 2004)

10.20*	Employment Agreement between the Company and Eugene A. Castagna (dated as of March 1, 2000) (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended February 28, 2004)

10.21*	Company’s 2004 Incentive Compensation Plan (incorporated by reference to Exhibit B to the Registrant’s Proxy Statement dated May 28, 2004)

10.22*	Form of Standard Stock Option Agreement dated as of May 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 29, 2004)

10.23*	Form of Stock Option Agreement under 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 28, 2004)

10.24*	Form of Restricted Stock Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 28, 2005)

10.25*	Performance-Based Form of Restricted Stock Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 28, 2005)

10.26*	Form of Stock Option Agreement under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 27, 2005)

10.27*	Company’s Nonqualified Deferred Compensation Plan (effective January 1, 2006) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 5, 2006)

10.28*	Addendum to Stock Option Agreements for Warren Eisenberg, Leonard Feinstein and Steven H. Temares, dated as of December 27, 2006 (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended March 3, 2007)

10.29*	Addendum to Stock Option Agreements for Eugene A. Castagna, Matthew Fiorilli and Arthur Stark dated December 28, 2006 (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended March 3, 2007)

10.30*	Amended and Restated Employment Agreement between the Company and Warren Eisenberg, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 29, 2008)

10.31*	Amended and Restated Employment Agreement between the Company and Leonard Feinstein, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 29, 2008)

10.32*	Bed Bath & Beyond Inc. Policy on Recovery of Incentive Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 30, 2009)

10.33*	Performance-Based Form of Restricted Stock Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 30, 2009)

10.34*	Form of Amendment to Employment Agreement of Steven H. Temares, Eugene A. Castagna, Matthew Fiorilli and Arthur Stark, dated May, 2007 in the case of Messrs. Temares, Fiorilli and Stark, and July, 2007 in the case of Mr. Castagna (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 29, 2009)

10.35*	Amended and Restated Supplemental Executive Retirement Benefit Agreement between the Company and Steven H. Temares, dated November 16, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 19, 2009)

10.36*	Escrow Agreement with Respect to Supplemental Executive Retirement Benefit Agreement between the Company and Steven H. Temares, dated November 16, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated November 19, 2009)

10.37*	Amendment dated as of August 13, 2010 to Amended and Restated Employment Agreement between the Company and Warren Eisenberg, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 28, 2010)

10.38*	Amendment dated as of August 13, 2010 to Amended and Restated Employment Agreement between the Company and Leonard Feinstein, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 28, 2010)

10.39*	Bed Bath & Beyond Inc. 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on June 26, 2012)

10.40*	Performance-Based Form of Restricted Stock Agreement under 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K for the year ended March 1, 2013)

10.41*	Form of Stock Option Agreement under 2012 Stock Option Plan (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the year ended March 1, 2013)

10.42*	Notice of Amendment to Restricted Stock Agreements, dated on or before June 11, 2012 (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended March 1, 2013)

10.43*	Letter agreement dated as of June 28, 2013 between the Company and Warren Eisenberg (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 2, 2013)

10.44*	Letter agreement dated as of June 28, 2013 between the Company and Leonard Feinstein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 2, 2013)

10.45*	Amendment dated as of February 26, 2014 to Amended and Restated Employment Agreement between the Company and Warren Eisenberg, dated as of December 31, 2008, as previously amended as of June 29, 2010 and August 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on February 28, 2014)

10.46*	Amendment dated as of February 26, 2014 to Amended and Restated Employment Agreement between the Company and Leonard Feinstein, dated as of December 31, 2008, as previously amended as of June 29, 2010 and August 13, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on February 28, 2014)

10.47*	Form of Standard Performance Unit Agreement under 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 9, 2014)

10.48*	Employment Agreement between the Company and Susan E. Lattmann (dated as of October 6, 2014) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on October 8, 2014)

10.49*	Form of Performance Stock Unit Agreement under 2012 Incentive Compensation Plan (effective 2015) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on July 8, 2015)

12.1**	Ratio of Earnings to Fixed Charges

21**	Subsidiaries of the Company

23**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_____________________________

*	This is a management contract or compensatory plan or arrangement.
**	Filed herewith.