Form 10-Q
period 2016-05-28
BED BATH & BEYOND INC
filed 2016-07-06
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended May 28, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 28, 2016
Common Stock - $0.01 par value	154,462,206

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	May 28, 2016	February 27, 2016

Assets
Current assets:
Cash and cash equivalents	$544,269	$515,573
Short term investment securities	22,495	86,197
Merchandise inventories	2,923,043	2,848,119
Other current assets	408,224	376,073

Total current assets	3,898,031	3,825,962

Long term investment securities	78,349	71,289
Property and equipment, net	1,723,429	1,725,043
Goodwill	487,169	487,169
Other assets	391,999	380,614

Total assets	$6,578,977	$6,490,077

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,145,055	$1,100,958
Accrued expenses and other current liabilities	471,728	409,445
Merchandise credit and gift card liabilities	306,431	297,930
Current income taxes payable	53,933	58,892

Total current liabilities	1,977,147	1,867,225

Deferred rent and other liabilities	505,512	499,368
Income taxes payable	75,977	72,807
Long term debt	1,491,254	1,491,137

Total liabilities	4,049,890	3,930,537

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	-	-

Common stock - $0.01 par value; authorized - 900,000 shares; issued 339,150 and 337,613 shares, respectively; outstanding 154,462 and 156,690 shares, respectively	3,392	3,377
Additional paid-in capital	1,921,970	1,884,813
Retained earnings	10,498,036	10,394,865
Treasury stock, at cost; 184,688 and 180,923 shares, respectively	(9,846,641)	(9,668,517)
Accumulated other comprehensive loss	(47,670)	(54,998)

Total shareholders' equity	2,529,087	2,559,540

Total liabilities and shareholders' equity	$6,578,977	$6,490,077

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	May 28, 2016	May 30, 2015
Net sales	$2,738,084	$2,738,495

Cost of sales	1,714,492	1,694,362

Gross profit	1,023,592	1,044,133

Selling, general and administrative expenses	810,566	770,864

Operating profit	213,026	273,269

Interest expense, net	16,315	19,901

Earnings before provision for income taxes	196,711	253,368

Provision for income taxes	74,092	94,917

Net earnings	$122,619	$158,451

Net earnings per share - Basic	$0.81	$0.94
Net earnings per share - Diluted	$0.80	$0.93

Weighted average shares outstanding - Basic	152,157	168,772
Weighted average shares outstanding - Diluted	153,752	171,133

Dividends declared per share	$0.125	$-

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands, unaudited)

	Three Months Ended
	May 28, 2016	May 30, 2015

Net earnings	$122,619	$158,451

Other comprehensive income (loss):

Change in temporary impairment of auction rate securities, net of taxes	(276)	(36)
Pension adjustment, net of taxes	241	(9)
Currency translation adjustment	7,363	977

Other comprehensive income	7,328	932

Comprehensive income	$129,947	$159,383

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended
	May 28, 2016	May 30, 2015

Cash Flows from Operating Activities:

Net earnings	$122,619	$158,451
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	70,445	62,617
Stock-based compensation	20,748	17,740
Excess tax benefit from stock-based compensation	(1,325)	(9,335)
Deferred income taxes	4,153	(4,234)
Other	(479)	(403)
Increase in assets:
Merchandise inventories	(71,933)	(112,188)
Trading investment securities	(7,515)	(3,363)
Other current assets	(32,502)	(26,846)
Other assets	(11,946)	(6,909)
Increase (decrease) in liabilities:
Accounts payable	66,260	7,307
Accrued expenses and other current liabilities	42,631	27,779
Merchandise credit and gift card liabilities	8,319	11,718
Income taxes payable	(4,932)	25,591
Deferred rent and other liabilities	3,300	(1,017)

Net cash provided by operating activities	207,843	146,908

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	-	(16,873)
Redemption of held-to-maturity investment securities	63,742	50,000
Capital expenditures	(89,455)	(72,364)

Net cash used in investing activities	(25,713)	(39,237)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	19,246	7,536
Excess tax benefit from stock-based compensation	1,325	9,335
Repurchase of common stock, including fees	(178,124)	(385,349)

Net cash used in financing activities	(157,553)	(368,478)

Effect of exchange rate changes on cash and cash equivalents	4,119	463

Net increase (decrease) in cash and cash equivalents	28,696	(260,344)

Cash and cash equivalents:

Beginning of period	515,573	875,574
End of period	$544,269	$615,230

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of May 28, 2016 and February 27, 2016 and the results of its operations, comprehensive income and cash flows for the three months ended May 28, 2016 and May 30, 2015, respectively.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by U.S. generally accepted accounting principles (“GAAP”). Reference should be made to Bed Bath & Beyond Inc.'s Annual Report on Form 10-K for the fiscal year ended February 27, 2016 for additional disclosures, including a summary of the Company's significant accounting policies, and to subsequently filed Forms 8-K.

Certain reclassifications have been made to the fiscal 2015 consolidated balance sheet and statement of cash flows to conform to the fiscal 2016 consolidated balance sheet and statement of cash flows presentation.

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under GAAP and therefore is not a reportable segment. Net sales outside of the U.S. were not material for the three months ended May 28, 2016 and May 30, 2015.

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings, consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 36.6% and 63.4% of net sales, respectively, for the three months ended May 28, 2016 and May 30, 2015. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

2) Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires an entity to present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Costs associated with line-of-credit arrangements may continue to be recorded as deferred assets. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. ASU 2015-03 must be adopted retrospectively to each prior reporting period presented. The Company adopted this guidance at the beginning of the first quarter of fiscal 2016 and reclassified debt issuance costs from other assets to long term debt on a retrospective basis. The adoption of this guidance and prior fiscal year reclassifications did not have a material impact on the Company's consolidated financial statements.

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

As of May 28, 2016, the Company’s financial assets utilizing Level 1 inputs include long term trading investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 5).

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The Company’s investment securities consist primarily of U.S. Treasury securities, which are stated at amortized cost, and auction rate securities, which are stated at their approximate fair value. The book value of the financial instruments, excluding the Company’s long term debt, is representative of their fair values. The fair value of the Company’s long term debt is approximately $1.400 billion, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.500 billion.

4) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $101.0 million and $89.4 million as of May 28, 2016 and February 27, 2016, respectively.

5) Investment Securities

The Company’s investment securities as of May 28, 2016 and February 27, 2016 are as follows:

(in millions)	May 28, 2016	February 27, 2016
Available-for-sale securities:
Long term	$19.4	$19.8

Trading securities:
Long term	59.0	51.5

Held-to-maturity securities:
Short term	22.5	86.2
Total investment securities	$100.9	$157.5

Auction Rate Securities

As of May 28, 2016 and February 27, 2016, the Company’s long term available-for-sale investment securities represented approximately $20.3 million par value of auction rate securities, respectively, consisting of preferred shares of closed end municipal bond funds, less temporary valuation adjustments of approximately $0.9 million and $0.5 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings.

U.S. Treasury Securities

As of May 28, 2016 and February 27, 2016, the Company’s short term held-to-maturity securities included approximately $22.5 million and $86.2 million of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation).

Long Term Trading Investment Securities

The Company’s long term trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $59.0 million and $51.5 million as of May 28, 2016 and February 27, 2016, respectively.

6) Property and Equipment

As of May 28, 2016 and February 27, 2016, included in property and equipment, net is accumulated depreciation of approximately $2.6 billion and $2.5 billion, respectively.

7) Long Term Debt

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

The Notes were issued under an indenture (the “Base Indenture”), as supplemented by a first supplemental indenture (together, with the Base Indenture, the “Indenture”), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of May 28, 2016.

Revolving Credit Agreement

On August 6, 2014, the Company entered into a $250 million five year senior unsecured revolving credit facility agreement (“Revolver”) with various lenders. During the three months ended May 28, 2016, the Company did not have any borrowings under the Revolver.

The Revolver contains customary affirmative and negative covenants and also requires the Company to maintain a minimum leverage ratio. The Company was in compliance with all covenants related to the Revolver as of May 28, 2016.

Deferred financing costs associated with the Notes and the Revolver of approximately $10.1 million were capitalized. In the accompanying Consolidated Balance Sheets, the deferred financing costs are included in long term debt, net of amortization, for the Notes and are included in other assets, net of amortization, for the Revolver. These deferred financing costs for the Notes and the Revolver are being amortized over the term of each of the Notes and the term of the Revolver and such amortization is included in interest expense, net in the Consolidated Statement of Earnings. Interest expense related to the Notes and the Revolver, including the commitment fee and the amortization of deferred financing costs, was approximately $18.7 million for the three months ended May 28, 2016 and May 30, 2015.

Lines of Credit

At May 28, 2016, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of August 31, 2016 and February 26, 2017, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first three months of fiscal 2016, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

8) Shareholders’ Equity

The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

Between December 2004 and September 2015, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $11.950 billion of its shares of common stock. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock and performance stock unit awards. In the first three months of fiscal 2016, the Company repurchased approximately 3.8 million shares of its common stock for a total cost of approximately $178.1 million, bringing the aggregate total of common stock repurchased to approximately 184.7 million shares for a total cost of approximately $9.847 billion since the initial authorization in December 2004. The Company has approximately $2.1 billion remaining of authorized share repurchases as of May 28, 2016.

On April 6, 2016, the Company’s Board of Directors authorized a quarterly dividend program, and declared an initial quarterly dividend of $0.125 per share to be paid on July 19, 2016 to shareholders of record as of the close of business on June 17, 2016. Subsequent to the end of the first quarter of fiscal 2016, on June 22, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.125 per share to be paid on October 18, 2016 to shareholders of record as of the close of business on September 16, 2016. Future cash dividends on the Company’s common stock are subject to the determination by the Board of Directors based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors.

9) Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense, net of estimated forfeitures, in its consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards, stock options and performance stock units. The Company’s restricted stock awards are considered nonvested share awards.

Stock-based compensation expense for the three months ended May 28, 2016 and May 30, 2015 was approximately $20.7 million ($12.9 million after tax or $0.08 per diluted share) and $17.7 million ($11.1 million after tax or $0.06 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the three months ended May 28, 2016 and May 30, 2015 was approximately $0.5 million.

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

Stock Options

Stock option grants are issued at fair market value on the date of grant and generally become exercisable in either three or five equal annual installments beginning one year from the date of grant for options issued since May 10, 2010, and beginning one to three years from the date of grant for options issued prior to May 10, 2010, in each case, subject, in general to the recipient remaining in the Company’s service on specified vesting dates. Option grants expire eight years after the date of grant. All option grants are nonqualified. As of May 28, 2016, unrecognized compensation expense related to the unvested portion of the Company’s stock options was $28.8 million, which is expected to be recognized over a weighted average period of 3.6 years.

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	Three Months Ended
Black-Scholes Valuation Assumptions (1)	May 28, 2016	May 30, 2015

Weighted Average Expected Life (in years) (2)	6.6	6.7
Weighted Average Expected Volatility (3)	26.96%	27.59%
Weighted Average Risk Free Interest Rates (4)	1.46%	1.93%
Expected Dividend Yield (5)	1.10%	-

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

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

(5) Expected dividend yield is estimated based on anticipated dividend payouts.

Changes in the Company’s stock options for the three months ended May 28, 2016 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	3,838	$54.43
Granted	703	45.53
Exercised	(598)	32.16
Forfeited or expired	-	-
Options outstanding, end of period	3,943	$56.22
Options exercisable, end of period	2,292	$54.58

The weighted average fair value for the stock options granted during the first three months of fiscal 2016 and 2015 was $11.87 and $23.12, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of May 28, 2016 was 4.8 years and $6.4 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of May 28, 2016 was 3.3 years and $6.4 million, respectively. The total intrinsic value for stock options exercised during the first three months of fiscal 2016 and 2015 was $8.3 million and $8.2 million, respectively.

Net cash proceeds from the exercise of stock options for the first three months of fiscal 2016 were $19.2 million and the net associated income tax benefit was $3.3 million.

Restricted Stock

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test for the fiscal year of grant and, assuming achievement of the performance-based test, time vesting, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. The Company recognizes compensation expense related to these awards based on the assumption that the performance-based test will be achieved. Vesting of restricted stock awarded to the Company’s other employees is based solely on time vesting. As of May 28, 2016, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock awards was $151.2 million, which is expected to be recognized over a weighted average period of 4.5 years.

Changes in the Company’s restricted stock for the three months ended May 28, 2016 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	3,230	$62.71
Granted	808	45.61
Vested	(626)	53.81
Forfeited	(49)	63.74
Unvested restricted stock, end of period	3,363	$60.24

Performance Stock Units

Performance stock units (“PSUs”) are issued and measured at fair market value on the date of grant. Vesting of PSUs awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test during a one-year period from the date of grant and during a three-year period from the date of grant and, assuming achievement of the performance-based test, time vesting over periods of up to four years, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. Performance during the one-year period will be based on Earnings Before Interest and Taxes (“EBIT”) margin relative to a peer group of the Company and performance during the three-year period will be based on Return on Invested Capital (“ROIC”) relative to such peer group. The awards based on EBIT margin and ROIC range from a floor of zero to a cap of 150% of target achievement. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the assumption that 100% of the target award will be achieved. The Company evaluates the target assumption on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of May 28, 2016, unrecognized compensation expense related to the unvested portion of the Company’s performance stock units was $41.3 million, which is expected to be recognized over a weighted average period of 2.5 years.

Changes in the Company’s PSUs for the three months ended May 28, 2016 were as follows:

(Shares in thousands)	Number of Performance Stock Units	Weighted Average Grant-Date Fair Value
Unvested performance stock units, beginning of period	627	$67.15
Granted	566	45.53
Vested	(179)	66.53
Forfeited	-	-
Unvested performance stock units, end of period	1,014	$55.19

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

Stock-based awards for the three months ended May 28, 2016 and May 30, 2015 of approximately 4.7 million and 1.5 million, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

11) Supplemental Cash Flow Information

The Company paid income taxes of $75.2 million and $71.7 million in the first three months of fiscal 2016 and 2015, respectively. In addition, the Company had interest payments of approximately $2.2 million and $2.3 million in the first three months of fiscal 2016 and 2015, respectively.

The Company recorded an accrual for capital expenditures of $29.1 million and $28.4 million as of May 28, 2016 and May 30, 2015, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a retailer which operates under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, “CTS”), Harmon or Harmon Face Values (collectively, “Harmon”), buybuy BABY (“Baby”) and World Market, Cost Plus World Market or Cost Plus (collectively, “Cost Plus World Market”). Customers can purchase products from the Company either in-store, online, with a mobile device or through a contact center. The Company generally has the ability to have customer purchases picked up in-store or shipped direct to the customer from the Company’s distribution facilities, stores or vendors. In addition, the Company operates Of a Kind, an e-commerce website that features specially commissioned, limited edition items from emerging fashion and home designers, which was acquired in the second quarter of fiscal 2015. Subsequent to the end of the first quarter of fiscal 2016, the Company purchased One Kings Lane, an authority in home décor and design offering a unique collection of select home goods, designer and vintage items. The Company also operates Linen Holdings, a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, healthcare and other industries. Additionally, the Company is a partner in a joint venture which operates seven retail stores in Mexico under the name Bed Bath & Beyond.

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

The Company’s strategy is centered on its customer-centric culture and commitment to customer service, supported by significant investments to strengthen the Company’s foundation for future growth:

•	To do more for and with its customers wherever, whenever and however they wish to interact with the Company;

•	To provide its customers a seamless experience whether they interact with the Company in a store, through one of its contact centers, on a desktop, tablet, smartphone or through social media;

•	To be viewed as the expert for the home, including the accompanying life stages that make a house a home, and to become the destination for customers’ needs and wants as they express their life interests and travel through their life stages; all through the expanding and differentiated products, services and solutions the Company offers.

The Company’s objective is to be its customers’ first choice for products and services in the categories offered, in the markets, channels and countries in which the Company operates, as those customers express their life interests and travel through their various life stages. The Company strives to accomplish this objective through excellent customer service, including new products, services and solutions, and by offering an extensive breadth and depth of differentiated merchandise at the right value. The Company is also enhancing its ability to achieve this objective through its ongoing commitment to a world class information technology system, comprehensive analytics and targeted marketing and communications.

Operating in the highly competitive retail industry, the Company, along with other retail companies, is influenced by a number of factors including, but not limited to, general economic conditions including the housing market, unemployment levels and commodity prices; the overall macroeconomic environment and related changes in the retailing environment; consumer preferences, spending habits and adoption of new technologies; unusual weather patterns and natural disasters; competition from existing and potential competitors across all channels of distribution; potential supply chain disruption; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s plans for new stores; and the ability to assess and implement technologies in support of the Company’s development of its omnichannel capabilities. The Company cannot predict whether, when or the manner in which these factors could affect the Company’s operating results.

The following represents an overview of the Company’s financial performance for the periods indicated:

•	For the three months ended May 28, 2016 and May 30, 2015, the Company’s net sales were $2.738 billion.

•	Comparable sales for the three months ended May 28, 2016 decreased by approximately 0.5%, as compared to an increase of approximately 2.2% for the three months ended May 30, 2015. For the three months ended May 28, 2016, comparable sales consummated through customer facing online websites and mobile applications increased in excess of 20% over the corresponding three month period in the prior year, while comparable sales consummated in-store declined in the low single-digit percentage range.

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

Stores relocated or expanded are excluded from comparable sales if the change in square footage would cause meaningful disparity in sales over the prior period. In the case of a store to be closed, such store’s sales are not considered comparable once the store closing process has commenced. Of a Kind is excluded from the comparable sales calculation for first quarter of fiscal 2016, and will continue to be excluded until after the anniversary of the acquisition. Linen Holdings is excluded from the comparable sales calculations and will continue to be excluded on an ongoing basis as it represents non-retail activity.

•	Gross profit for the three months ended May 28, 2016 was $1.024 billion, or 37.4% of net sales, compared with $1.044 billion, or 38.1% of net sales, for the three months ended May 30, 2015.

•	Selling, general and administrative expenses (“SG&A”) for the three months ended May 28, 2016 were $810.6 million, or 29.6% of net sales, compared with $770.9 million, or 28.1% of net sales, for the three months ended May 30, 2015.

•	Interest expense for the three months ended May 28, 2016 was $16.3 million compared with $19.9 million for the three months ended May 30, 2015.

•	The effective tax rate for the three months ended May 28, 2016 was 37.7% compared with 37.5% for the three months ended May 30, 2015. The tax rates included discrete tax items resulting in net benefits of approximately $0.5 million and $1.5 million, respectively, for the three months ended May 28, 2016 and May 30, 2015.

•	For the three months ended May 28, 2016, net earnings per diluted share were $0.80 ($122.6 million) as compared with net earnings per diluted share of $0.93 ($158.5 million) for the three months ended May 30, 2015. The decrease in net earnings per diluted share for the three months ended May 28, 2016 is the result of the decrease in net earnings due to the items described above, partially offset by the impact of the Company’s repurchases of its common stock.

Capital expenditures for the three months ended May 28, 2016 and May 30, 2015 were $89.5 million and $72.4 million, respectively. In the first quarter of fiscal 2016 capital expenditures included expenditures for enhancements to the Company’s digital, web and mobile capabilities, ongoing investments in data analytics, expenditures for the continued development and deployment of new systems and equipment in stores including a new POS system, spending related to the new distribution facility in Lewisville, Texas, investments in new stores, store relocations and store refurbishments and other projects. The Company continues to review and prioritize its capital needs and remains committed to making the required investments in its infrastructure to help position the Company for continued growth and success.

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

During the three months ended May 28, 2016, the Company opened a total of four new stores and closed one store. The Company plans to continue to actively manage its real estate portfolio in order to permit store sizes, layouts, locations and offerings to evolve over time to optimize market profitability and will renovate or reposition stores within markets when appropriate. During fiscal 2016, including the stores opened through May 28, 2016, the Company expects company-wide to open approximately 30 new stores, most of which are planned for new markets, close approximately 15 stores and open a new distribution facility. Additionally, during fiscal 2016, the Company expects to continue to invest in technology related projects and new stores, store relocations and store refurbishments.

During the three months ended May 28, 2016 and May 30, 2015, the Company repurchased approximately 3.8 million and 5.3 million shares, respectively, of its common stock at a total cost of approximately $178.1 million and $385.3 million, respectively.

On April 6, 2016, the Company’s Board of Directors authorized a quarterly dividend program, and declared an initial quarterly dividend of $0.125 per share to be paid on July 19, 2016 to shareholders of record as of the close of business on June 17, 2016. Subsequent to the end of the first quarter of fiscal 2016, on June 22, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.125 per share to be paid on October 18, 2016 to shareholders of record as of the close of business on September 16, 2016. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors.

In addition to the quarterly dividend program, the Company’s share repurchase program may be influenced by several factors, including business and market conditions. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Results of Operations

Net Sales

Net sales for the three months ended May 28, 2016 were $2.738 billion, flat compared to the net sales for the corresponding quarter last year, due to an increase in net sales from new stores offset by a decrease in comparable sales.

The decrease in comparable sales for the three months ended May 28, 2016 was approximately 0.5% as compared to an increase of approximately 2.2%, for the three months ended May 30, 2015. The decrease in comparable sales for the three months ended May 28, 2016 was due to a decrease in the number of transactions, partially offset by an increase in the average transaction amount.

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

For the three months ended May 28, 2016, comparable sales consummated through customer facing online websites and mobile applications increased in excess of 20% over the corresponding three month period in the prior year, while comparable sales consummated in-store declined in the low single-digit percentage range.

For the three months ended May 28, 2016 and May 30, 2015, comparable sales represented $2.651 billion and $2.649 billion of net sales, respectively.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 36.6% and 63.4% of net sales, respectively, for the three months ended May 28, 2016 and May 30, 2015.

Gross Profit

Gross profit for the three months ended May 28, 2016 was $1.024 billion, or 37.4% of net sales, compared with $1.044 billion, or 38.1% of net sales, for the three months ended May 30, 2015. The decrease in the gross profit margin as a percentage of net sales for the three months ended May 28, 2016 was primarily attributed to, in order of magnitude, a decrease in merchandise margin and an increase in coupon expense, resulting from increases in both redemptions and the average coupon amount. Also contributing to the decrease in gross profit margin as a percentage of net sales, to a lesser extent, was an increase in net direct to customer shipping expense.

Selling, General and Administrative Expenses

SG&A for the three months ended May 28, 2016 was $810.6 million, or 29.6% of net sales, compared with $770.9 million, or 28.1% of net sales, for the three months ended May 30, 2015. The increase in SG&A, as a percentage of net sales, in order of magnitude, was attributable to an increase in payroll and payroll related items (including salaries) and an increase in technology expenses and related depreciation. Also contributing to the increase in SG&A as a percentage of net sales, to a lesser extent, was an increase in advertising expense due in part to the growth in digital advertising.

Operating Profit

Operating profit for the three months ended May 28, 2016 was $213.0 million, or 7.8% of net sales, compared with $273.3 million, or 10.0% of net sales, during the comparable period last year. The changes in operating profit as a percentage of net sales were the result of the changes in gross profit margin and SG&A as a percentage of net sales as described above.

The Company believes operating margin compression is likely to continue in fiscal 2016 as a result of several items, including increases in, as a percentage of net sales, coupon expense, net direct to customer shipping expense, additional payroll start-up costs associated with the opening of the Company’s Lewisville, Texas distribution facility, investments in compensation and benefits, and technology-related expenses, including depreciation related to the Company’s ongoing investments. In addition, the year-over-year comparison of operating margin will be impacted by the non-recurring benefit related to the state audit settlement which occurred in fiscal 2015.

Interest Expense, net

Interest expense, net for the three months ended May 28, 2016 was $16.3 million compared to $19.9 million for the three months ended May 30, 2015. For the three months ended May 28, 2016 and May 30, 2015, interest expense, net primarily related to interest on the senior unsecured notes issued in July 2014.

Income Taxes

The effective tax rate for the three months ended May 28, 2016 was 37.7% compared with 37.5% for the three months ended May 30, 2015. The tax rate for the three months ended May 28, 2016 included a net benefit of approximately $0.5 million and the tax rate for the three months ended May 30, 2015 included a net benefit of approximately $1.5 million, primarily due to the recognition of favorable discrete state tax items.

Potential volatility in the effective tax rate from quarter to quarter may occur as the Company is required each quarter to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net Earnings

As a result of the factors described above, net earnings for the three months ended May 28, 2016 were $122.6 million compared with $158.5 million for the corresponding period in fiscal 2015.

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

As of May 28, 2016, the Company operated 1,533 stores plus its various websites, other interactive platforms and distribution facilities. The Company’s 1,533 stores operate in all 50 states, the District of Columbia, Puerto Rico and Canada, including: 1,021 BBB stores, 277 Cost Plus World Market stores, 105 Baby stores, 79 CTS stores and 51 Harmon stores. During the three months ended May 28, 2016, the Company opened a total of four new stores and closed one store. At the end of the first quarter of 2016, Company-wide total store square footage, net of openings and closings, for all of its concepts, was approximately 43.4 million square feet. In addition, the Company has distribution facilities totaling 6.1 million square feet. In addition, the Company has entered into a lease for a new distribution facility in Lewisville, Texas, which is planned to open in the fall of 2016, which will be approximately 800,000 square feet. The Company will continue to assess sites throughout the country in order to gain greater distribution efficiencies. The Company also operates websites including bedbathandbeyond.com, bedbathandbeyond.ca, worldmarket.com, buybuybaby.com, buybuybaby.ca, christmastreeshops.com, harmondiscount.com, ofakind.com, harborlinen.com and t-ygroup.com. Additionally, the Company is a partner in a joint venture which operated a total of seven stores as of May 28, 2016 in Mexico under the name Bed Bath & Beyond.

The Company plans to continue to expand its operations and invest in its infrastructure to reach its long-term objectives. During fiscal 2016, including the stores opened through May 28, 2016, the Company expects company-wide to open approximately 30 new stores, most of which are planned for new markets, close approximately 15 stores and open a new distribution facility. Additionally, in connection with leveraging its merchandise offerings and optimizing its operations, the Company continues to expand, across selected stores, the number of specialty departments such as health and beauty care, baby, specialty food, and beverage. Also, the Company is committed to the continued growth of its merchandise categories and channels and is growing the number of items it is able to have shipped directly to customers from a vendor. The continued growth of the Company is dependent, in part, upon the Company’s ability to execute these and other key initiatives successfully.

Liquidity and Capital Resources

The Company has been able to finance its operations, including its growth, through internally generated funds. For fiscal 2016, the Company believes that it can continue to finance its operations, including its growth, share repurchases, cash dividends, planned capital expenditures and debt service obligations, through existing and internally generated funds. In addition, if necessary, the Company could borrow under its revolving credit facility. Capital expenditures for fiscal 2016 are planned to be approximately $400 million to $425 million, with a significant portion for technology related projects, which includes enhancements to the Company’s digital, web and mobile capabilities, the continued deployment of new systems and equipment to the stores and other projects, and the remainder of the spend would be for the new distribution facility, new stores, store relocations and store refurbishments, and other projects. These planned capital expenditures are subject to the timing and composition of the projects. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Fiscal 2016 compared to Fiscal 2015

Net cash provided by operating activities for the three months ended May 28, 2016 was $207.8 million, compared with $146.9 million in the corresponding period in fiscal 2015. Year over year, the Company experienced a decrease in cash used in the net components of working capital (primarily accounts payable and merchandise inventories) partially offset by a decrease in net earnings.

Retail inventory, which includes inventory in the Company’s distribution facilities for direct to customer shipments, was approximately $2.9 billion, an increase of approximately 2.3% compared to retail inventory as of May 30, 2015. The percentage increase was due in part to the growth in the inventory in the Company’s distribution facilities for direct to customer shipments.

Net cash used in investing activities for the three months ended May 28, 2016 was $25.7 million, compared with $39.2 million in the corresponding period of fiscal 2015. For the three months ended May 28, 2016, net cash used in investing activities was due to $89.5 million of capital expenditures, partially offset by $63.7 million of redemptions of investment securities. For the three months ended May 30, 2015, net cash used in investing activities was primarily due to $72.4 million of capital expenditures, partially offset by $33.1 million of redemptions of investment securities, net of purchases.

Net cash used in financing activities for the three months ended May 28, 2016 was $157.6 million, compared with $368.5 million in the corresponding period of fiscal 2015. The decrease in net cash used in financing activities was primarily due to a decrease in common stock repurchases of $207.2 million.

Seasonality

The Company’s sales exhibit seasonality with sales levels generally higher in the calendar months of August, November and December, and generally lower in February.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016 (“2015 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the first three months of fiscal 2016.

Forward-Looking Statements

This Form 10-Q may contain forward-looking statements. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, and similar words and phrases. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment; consumer preferences, spending habits and adoption of new technologies; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; civil disturbances and terrorist acts; unusual weather patterns and natural disasters; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; liquidity; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise and other costs and expenses; potential supply chain disruption due to political instability, labor disturbances, product recalls, financial or operational instability of suppliers or carriers, and other items; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s plans for new stores; the ability to assess and implement technologies in support of the Company’s development of its omnichannel capabilities; the ability to establish and profitably maintain the appropriate mix of digital and physical presence in the markets it serves; uncertainty in financial markets; disruptions to the Company’s information technology systems including but not limited to security breaches of systems protecting consumer and employee information; reputational risk arising from challenges to the Company’s or a third party supplier’s compliance with various laws, regulations or standards, including those related to labor, health, safety, privacy or the environment; reputational risk arising from third-party merchandise or service vendor performance in direct home delivery or assembly of product for customers; changes to statutory, regulatory and legal requirements; new, or developments in existing, litigation, claims or assessments; changes to, or new, tax laws or interpretation of existing tax laws; changes to, or new, accounting standards; foreign currency exchange rate fluctuations; and the integration of acquired businesses. The Company does not undertake any obligation to update its forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at May 28, 2016 are similar to those disclosed in Item 7A of the Company’s 2015 Form 10-K.

As of May 28, 2016, the Company’s investments include cash and cash equivalents of approximately $544.3 million, short term investment securities of approximately $22.5 and long term investments in auction rate securities of approximately $19.4 million at weighted average interest rates of 0.16%, 0.37% and 0.15%, respectively. The book value of these investments is representative of their fair values.

The Company’s senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of May 28, 2016, the fair value of the senior unsecured notes was $1.400 billion, which is based on quoted prices in active markets for identical instruments compared to the carrying value of approximately $1.500 billion.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management, with the participation of its Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of May 28, 2016 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, carefully consider the factors discussed under “Risk Factors” in the Company’s 2015 Form 10-K as filed with the Securities and Exchange Commission. These risks could materially adversely affect the Company’s business, financial condition and results of operations. These risks are not the only risks the Company faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that the Company currently considers immaterial to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of fiscal 2016 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
February 28, 2016 - March 26, 2016	861,700	$49.22	861,700	$2,241,063,800
March 27, 2016 - April 23, 2016	837,100	$48.57	837,100	$2,200,403,624
April 24, 2016 - May 28, 2016	2,066,900	$45.97	2,066,900	$2,105,384,173
Total	3,765,700	$47.29	3,765,700	$2,105,384,173

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

BED BATH & BEYOND INC.
(Registrant)

Date: July 6, 2016	By: /s/ Susan E. Lattmann
Susan E. Lattmann
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Amended and Restated Nonqualified Deferred Compensation Plan (effective January 1, 2016)

10.2	Amended and Restated Nonqualified Deferred Compensation Plan (effective January 1, 2008)

10.3	Form of Performance Stock Unit Agreement under 2012 Incentive Compensation Plan (effective 2016)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document