Form 10-Q
period 2016-11-26
BED BATH & BEYOND INC
filed 2017-01-04
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended November 26, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 26, 2016
Common Stock - $0.01 par value	150,315,207

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

 (in thousands, except per share data)

 (unaudited)

	November 26, 2016	February 27, 2016

Assets
Current assets:
Cash and cash equivalents	$473,006	$515,573
Short term investment securities	-	86,197
Merchandise inventories	3,268,569	2,848,119
Other current assets	528,547	376,073

Total current assets	4,270,122	3,825,962

Long term investment securities	86,404	71,289
Property and equipment, net	1,769,061	1,725,043
Goodwill	709,400	487,169
Other assets	397,814	380,614

Total assets	$7,232,801	$6,490,077

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,621,432	$1,100,958
Accrued expenses and other current liabilities	581,640	409,445
Merchandise credit and gift card liabilities	304,319	297,930
Current income taxes payable	-	58,892

Total current liabilities	2,507,391	1,867,225

Deferred rent and other liabilities	542,624	499,368
Income taxes payable	76,316	72,807
Long term debt	1,491,487	1,491,137

Total liabilities	4,617,818	3,930,537

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	-	-

Common stock - $0.01 par value; authorized - 900,000 shares; issued 339,524 and 337,613 shares, respectively; outstanding 150,315 and 156,690 shares, respectively	3,395	3,377
Additional paid-in capital	1,956,594	1,884,813
Retained earnings	10,753,801	10,394,865
Treasury stock, at cost; 189,209 and 180,923 shares, respectively	(10,044,058)	(9,668,517)
Accumulated other comprehensive loss	(54,749)	(54,998)

Total shareholders' equity	2,614,983	2,559,540

Total liabilities and shareholders' equity	$7,232,801	$6,490,077

See accompanying Notes to Consolidated Financial Statements.

 BED BATH & BEYOND INC. AND SUBSIDIARIES

 Consolidated Statements of Earnings

 (in thousands, except per share data)

 (unaudited)

	Three Months Ended		Nine Months Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015

Net sales	$2,955,484	$2,952,031	$8,681,803	$8,685,995

Cost of sales	1,862,710	1,836,720	5,448,544	5,385,601

Gross profit	1,092,774	1,115,311	3,233,259	3,300,394

Selling, general and administrative expenses	881,491	822,453	2,527,977	2,384,073

Operating profit	211,283	292,858	705,282	916,321

Interest expense, net	18,254	18,052	52,768	63,006

Earnings before provision for income taxes	193,029	274,806	652,514	853,315

Provision for income taxes	66,605	96,990	236,136	315,370

Net earnings	$126,424	$177,816	$416,378	$537,945

Net earnings per share - Basic	$0.86	$1.10	$2.78	$3.26
Net earnings per share - Diluted	$0.85	$1.09	$2.76	$3.22

Weighted average shares outstanding - Basic	147,643	162,005	149,842	165,267
Weighted average shares outstanding - Diluted	148,583	163,582	150,950	167,116

Dividends declared per share	$0.125	$-	$0.375	$-

See accompanying Notes to Consolidated Financial Statements.

 BED BATH & BEYOND INC. AND SUBSIDIARIES

 Consolidated Statements of Comprehensive Income

 (in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015

Net earnings	$126,424	$177,816	$416,378	$537,945

Other comprehensive income (loss):

Change in temporary impairment of auction rate securities, net of taxes	(75)	-	(200)	1,186
Pension adjustment, net of taxes	267	(38)	930	(479)
Currency translation adjustment	(8,041)	(2,464)	(481)	(11,958)

Other comprehensive income (loss)	(7,849)	(2,502)	249	(11,251)

Comprehensive income	$118,575	$175,314	$416,627	$526,694

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended
	November 26, 2016	November 28, 2015

Cash Flows from Operating Activities:

Net earnings	$416,378	$537,945
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	215,164	193,633
Stock-based compensation	54,298	49,848
Excess tax benefit from stock-based compensation	(1,485)	(10,380)
Deferred income taxes	36,857	22,848
Other	(1,090)	740
Increase in assets, net of effect of acquisitions:
Merchandise inventories	(405,198)	(493,054)
Trading investment securities	(15,345)	(6,300)
Other current assets	(127,487)	(124,143)
Other assets	(10,289)	(6,611)
Increase (decrease) in liabilities, net of effect of acquisitions:
Accounts payable	536,577	288,304
Accrued expenses and other current liabilities	90,595	64,986
Merchandise credit and gift card liabilities	6,408	11,584
Income taxes payable	(73,055)	(60,933)
Deferred rent and other liabilities	20,367	21,465

Net cash provided by operating activities	742,695	489,932

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	-	(16,873)
Redemption of held-to-maturity investment securities	86,240	126,875
Redemption of available-for-sale investment securities	-	28,905
Capital expenditures	(276,436)	(244,255)
Investment in unconsolidated joint venture	(3,318)	-
Payment for acquisitions, net of cash acquired	(200,477)	-

Net cash used in investing activities	(393,991)	(105,348)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	20,258	7,879
Payment of other liabilities	-	(7,646)
Excess tax benefit from stock-based compensation	1,485	10,380
Payment of dividends	(37,358)	-
Repurchase of common stock, including fees	(375,541)	(773,518)

Net cash used in financing activities	(391,156)	(762,905)

Effect of exchange rate changes on cash and cash equivalents	(115)	(6,516)

Net decrease in cash and cash equivalents	(42,567)	(384,837)

Cash and cash equivalents:

Beginning of period	515,573	875,574
End of period	$473,006	$490,737

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of November 26, 2016 and February 27, 2016 and the results of its operations and comprehensive income for the three and nine months ended November 26, 2016 and November 28, 2015, respectively, and its cash flows for the nine months ended November 26, 2016 and November 28, 2015, respectively.

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

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under GAAP and therefore is not a reportable segment. Net sales outside of the U.S. were not material for the three and nine months ended November 26, 2016 and November 28, 2015.

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings, consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 36.4% and 63.6% of net sales, respectively, for the three months ended November 26, 2016 and approximately 36.5% and 63.5% of net sales, respectively, for the three months ended November 28, 2015. Sales of domestics merchandise and home furnishings accounted for approximately 37.3% and 62.7% of net sales, respectively, for the nine months ended November 26, 2016 and approximately 37.5% and 62.5% of net sales, respectively, for the nine months ended November 28, 2015. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

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

As of November 26, 2016, the Company’s financial assets utilizing Level 1 inputs include long term trading investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 5).

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The Company’s investment securities consist primarily of U.S. Treasury securities, which are stated at amortized cost, and auction rate securities, which are stated at their approximate fair value. The book value of the financial instruments, excluding the Company’s long term debt, is representative of their fair values. The fair value of the Company’s long term debt is approximately $1.448 billion as of November 26, 2016, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.500 billion.

4) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $205.0 million and $89.4 million as of November 26, 2016 and February 27, 2016, respectively.

5) Investment Securities

The Company’s investment securities as of November 26, 2016 and February 27, 2016 are as follows:

(in millions)	November 26, 2016	February 27, 2016
Available-for-sale securities:
Long term	$19.5	$19.8

Trading securities:
Long term	66.9	51.5

Held-to-maturity securities:
Short term	-	86.2
Total investment securities	$86.4	$157.5

Auction Rate Securities

As of November 26, 2016 and February 27, 2016, the Company’s long term available-for-sale investment securities represented approximately $20.3 million par value of auction rate securities consisting of preferred shares of closed end municipal bond funds, less temporary valuation adjustments of approximately $0.8 million and $0.5 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings.

U.S. Treasury Securities

As of November 26, 2016, the Company had no short term held-to-maturity securities. As of February 27, 2016, the Company’s short term held-to-maturity securities included approximately $86.2 million of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation).

Long Term Trading Investment Securities

The Company’s long term trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $66.9 million and $51.5 million as of November 26, 2016 and February 27, 2016, respectively.

6) Property and Equipment

As of November 26, 2016 and February 27, 2016, included in property and equipment, net is accumulated depreciation of approximately $2.7 billion and $2.5 billion, respectively.

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

The Notes were issued under an indenture (the “Base Indenture”), as supplemented by a first supplemental indenture (together, with the Base Indenture, the “Indenture”), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of November 26, 2016.

Revolving Credit Agreement

On August 6, 2014, the Company entered into a $250 million five year senior unsecured revolving credit facility agreement (“Revolver”) with various lenders. During the nine months ended November 26, 2016, the Company did not have any borrowings under the Revolver.

The Revolver contains customary affirmative and negative covenants and also requires the Company to maintain a minimum leverage ratio. The Company was in compliance with all covenants related to the Revolver as of November 26, 2016.

Deferred financing costs associated with the Notes and the Revolver of approximately $10.1 million were capitalized. In the accompanying Consolidated Balance Sheets, the deferred financing costs are included in long term debt, net of amortization, for the Notes and are included in other assets, net of amortization, for the Revolver. These deferred financing costs for the Notes and the Revolver are being amortized over the term of each of the Notes and the term of the Revolver and such amortization is included in interest expense, net in the Consolidated Statements of Earnings. Interest expense related to the Notes and the Revolver, including the commitment fee and the amortization of deferred financing costs, was approximately $17.9 million and $18.1 million for the three months ended November 26, 2016 and November 28, 2015, respectively and $54.7 million and $54.9 million for the nine months ended November 26, 2016 and November 28, 2015, respectively.

Lines of Credit

At November 26, 2016, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of February 26, 2017 and August 30, 2017, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first nine months of fiscal 2016, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

8) Shareholders’ Equity

The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

Between December 2004 and September 2015, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $11.950 billion of its shares of common stock. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock and performance stock unit awards. In the first nine months of fiscal 2016, the Company repurchased approximately 8.3 million shares of its common stock for a total cost of approximately $375.5 million, bringing the aggregate total of common stock repurchased to approximately 189.2 million shares for a total cost of approximately $10.0 billion since the initial authorization in December 2004. The Company has approximately $1.9 billion remaining of authorized share repurchases as of November 26, 2016.

The Company’s Board of Directors declared quarterly dividends of $0.125 per share in each of the first three quarters of fiscal 2016, totaling $0.375 per share for the nine months ended November 26, 2016. Subsequent to the end of the third quarter of fiscal 2016, on December 21, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.125 per share to be paid on April 18, 2017 to shareholders of record at the close of business on March 17, 2017. Future cash dividends on the Company’s common stock are subject to the determination by the Board of Directors based on an evaluation of the Company’s financial condition and requirements, business conditions and other factors.

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

Stock-based compensation expense for the three and nine months ended November 26, 2016 was approximately $16.7 million ($11.0 million after tax or $0.07 per diluted share) and approximately $54.3 million ($34.7 million after tax or $0.23 per diluted share), respectively. Stock-based compensation expense for the three and nine months ended November 28, 2015 was approximately $16.0 million ($10.3 million after tax or $0.06 per diluted share) and approximately $49.8 million ($31.4 million after tax or $0.19 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the nine months ended November 26, 2016 and November 28, 2015 was approximately $1.6 million and $1.5 million, respectively.

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

Stock Options

Stock option grants are issued at fair market value on the date of grant and generally become exercisable in either three or five equal annual installments beginning one year from the date of grant for options issued since May 10, 2010, and beginning one to three years from the date of grant for options issued prior to May 10, 2010, in each case, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Option grants expire eight years after the date of grant. All option grants are nonqualified. As of November 26, 2016, unrecognized compensation expense related to the unvested portion of the Company’s stock options was $23.6 million, which is expected to be recognized over a weighted average period of 3.2 years.

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	Nine Months Ended
Black-Scholes Valuation Assumptions (1)	November 26, 2016	November 28, 2015

Weighted Average Expected Life (in years) (2)	6.6	6.7
Weighted Average Expected Volatility (3)	26.96%	27.59%
Weighted Average Risk Free Interest Rates (4)	1.46%	1.93%
Expected Dividend Yield (5)	1.10%	-

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

Changes in the Company’s stock options for the nine months ended November 26, 2016 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	3,838	$54.43
Granted	703	45.53
Exercised	(635)	31.94
Forfeited or expired	-	-
Options outstanding, end of period	3,906	$56.48
Options exercisable, end of period	2,262	$55.02

The weighted average fair value for the stock options granted during the first nine months of fiscal 2016 and 2015 was $11.87 and $23.12, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of November 26, 2016 was 4.3 years and $6.3 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of November 26, 2016 was 2.9 years and $6.3 million, respectively. The total intrinsic value for stock options exercised during the first nine months of fiscal 2016 and 2015 was $9.0 million and $8.2 million, respectively.

Net cash proceeds from the exercise of stock options for the first nine months of fiscal 2016 were $20.3 million and the net associated income tax benefit was $0.4 million.

Restricted Stock

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test for the fiscal year of grant and, assuming achievement of the performance-based test, time vesting, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. The Company recognizes compensation expense related to these awards based on the assumption that the performance-based test will be achieved. Vesting of restricted stock awarded to the Company’s other employees is based solely on time vesting. As of November 26, 2016, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock awards was $143.6 million, which is expected to be recognized over a weighted average period of 4.3 years.

Changes in the Company’s restricted stock for the nine months ended November 26, 2016 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	3,230	$62.71
Granted	1,245	44.90
Vested	(798)	55.18
Forfeited	(148)	59.62
Unvested restricted stock, end of period	3,529	$58.26

Performance Stock Units

Performance stock units (“PSUs”) are issued and measured at fair market value on the date of grant. Vesting of PSUs awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test during a one-year period from the date of grant and during a three-year period from the date of grant and, assuming achievement of the performance-based test, time vesting over periods of up to four years, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. Performance during the one-year period will be based on Earnings Before Interest and Taxes (“EBIT”) margin relative to a peer group of the Company and performance during the three-year period will be based on Return on Invested Capital (“ROIC”) relative to such peer group. The awards based on EBIT margin and ROIC range from a floor of zero to a cap of 150% of target achievement. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the assumption that 100% of the target award will be achieved. The Company evaluates the target assumption on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of November 26, 2016, unrecognized compensation expense related to the unvested portion of the Company’s performance stock units was $29.6 million, which is expected to be recognized over a weighted average period of 2.0 years. Changes in the Company’s PSUs for the nine months ended November 26, 2016 were as follows:

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

Stock-based awards for the three and nine months ended November 26, 2016 of approximately 4.3 million and 4.5 million, respectively, and November 28, 2015 of approximately 2.7 million and 2.3 million, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

11) Supplemental Cash Flow Information

The Company paid income taxes of $272.0 million and $351.2 million in the first nine months of fiscal 2016 and 2015, respectively. In addition, the Company had interest payments of approximately $42.9 million and $43.0 million in the first nine months of fiscal 2016 and 2015, respectively.

The Company recorded an accrual for capital expenditures of $15.6 million and $17.5 million as of November 26, 2016 and November 28, 2015, respectively.

12) Acquisitions

On June 14, 2016, the Company acquired One Kings Lane, Inc., (“One Kings Lane”) an authority in home décor and design, offering a unique collection of select home goods, designer and vintage items. Since the date of acquisition, the results of One Kings Lane’s operations, which were not material, have been included in the Company’s results of operations for the three and nine months ended November 26, 2016. One Kings Lane is included in the North American Retail operating segment.

Prior to the end of the fiscal third quarter, on November 23, 2016, the Company acquired PersonalizationMall.Com, Inc. (“PMall”), an industry-leading online retailer of personalized products, for an aggregate purchase price of approximately $189.4 million. PMall is included in the North American Retail operating segment.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for PMall. The Company is in the process of finalizing the valuation of certain assets acquired, including property and equipment and intangible assets. The Company expects the allocation of the purchase price to change upon completion of these valuations. In addition, the allocation of the purchase price is subject to change until the anniversary of the acquisition.

(in millions)	As of November 23, 2016

Current assets	$13.6
Property and equipment and other non-current assets	16.0
Goodwill and intangible assets	189.5
Total assets acquired	219.1

Accounts payable and other liabilities	(29.7)

Total net assets acquired	$189.4

Since the date of acquisition, the results of PMall’s operations, which are not material, have been included in the Company’s results of operations for the three and nine months ended November 26, 2016 and no proforma disclosure of financial information has been presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is a retailer which operates under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, “CTS”), Harmon, Harmon Face Values or Face Values (collectively, “Harmon”), buybuy BABY (“Baby”) and World Market, Cost Plus World Market or Cost Plus (collectively, “Cost Plus World Market”). Customers can purchase products from the Company either in-store, online, with a mobile device or through a contact center. The Company generally has the ability to have customer purchases picked up in-store or shipped direct to the customer from the Company’s distribution facilities, stores or vendors. In addition, the Company operates Of a Kind, an e-commerce website that features specially commissioned, limited edition items from emerging fashion and home designers, which was acquired in the second quarter of fiscal 2015. The Company purchased One Kings Lane, an authority in home décor and design, offering a unique collection of select home goods, designer and vintage items, during the second quarter of fiscal 2016, and PersonalizationMall.com (“PMall”), an industry-leading online retailer of personalized products, during the third quarter of fiscal 2016 (See Note 12 “Acquisitions” in the unaudited notes to the consolidated financial statements). The Company also operates Linen Holdings, a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, healthcare and other industries. Additionally, the Company is a partner in a joint venture which operates eight retail stores in Mexico under the name Bed Bath & Beyond.

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

The following represents an overview of the Company’s financial performance for the periods indicated:

•	For the three months ended November 26, 2016, the Company’s net sales were $2.955 billion, an increase of approximately 0.1% as compared with the three months ended November 28, 2015. For the nine months ended November 26, 2016, the Company’s net sales were $8.682 billion, relatively flat as compared to the nine months ended November 28, 2015.

•	Comparable sales for the three months ended November 26, 2016 decreased by approximately 1.4%, as compared to a decrease of approximately 0.4% for the three months ended November 28, 2015. Comparable sales for the nine months ended November 26, 2016 decreased 1.1%, as compared to an increase of approximately 0.8% for the nine months ended November 28, 2015. For the three and nine months ended November 26, 2016, comparable sales consummated through customer facing online websites and mobile applications increased in excess of 20% over the corresponding periods in the prior year, while comparable sales consummated in-store declined in the low single-digit percentage range.

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

Stores relocated or expanded are excluded from comparable sales if the change in square footage would cause meaningful disparity in sales over the prior period. In the case of a store to be closed, such store’s sales are not considered comparable once the store closing process has commenced. Of a Kind was excluded from the comparable store sales calculations through the end of the fiscal first half of 2016, and is included beginning with the fiscal third quarter of 2016. One Kings Lane is excluded from the comparable sales calculation for the three and nine months ended November 26, 2016, and will continue to be excluded until a point following the anniversary of the acquisition, after the currently in process re-platforming of One King Lane’s systems and integration of its support services have been in place for a period of time such that there would be a meaningful comparison in One Kings Lane’s sales over the prior period. PMall is also excluded from the comparable sales calculation for the three and nine months ended November 26, 2016, and will continue to be excluded until after the anniversary of the acquisition. Linen Holdings is excluded from the comparable sales calculations and will continue to be excluded on an ongoing basis as it represents non-retail activity.

•	Gross profit for the three months ended November 26, 2016 was $1.093 billion, or 37.0% of net sales, compared with $1.115 billion, or 37.8% of net sales, for the three months ended November 28, 2015. Gross profit for the nine months ended November 26, 2016 was $3.233 billion, or 37.2% of net sales, compared with $3.300 billion, or 38.0% of net sales, for the nine months ended November 28, 2015.

•	Selling, general and administrative expenses (“SG&A”) for the three months ended November 26, 2016 were $881.5 million, or 29.8% of net sales, compared with $822.5 million, or 27.9% of net sales, for the three months ended November 28, 2015. SG&A for the nine months ended November 26, 2016 were $2.528 billion, or 29.1% of net sales, compared with $2.384 billion, or 27.4% of net sales, for the nine months ended November 28, 2015.

•	Interest expense, net for the three and nine months ended November 26, 2016 was $18.3 million and $52.8 million, respectively, compared with $18.1 million and $63.0 million, respectively, for the three and nine months ended November 28, 2015.

•	The effective tax rate for the three and nine months ended November 26, 2016 was 34.5% and 36.2%, respectively, compared with 35.3% and 37.0%, respectively, for the three and nine months ended November 28, 2015. The tax rates included discrete tax items resulting in net benefits of approximately $6.0 million and $6.9 million, respectively, for the three months ended November 26, 2016 and November 28, 2015, and net benefits of approximately $9.4 million and $7.6 million, respectively, for the nine months ended November 26, 2016 and November 28, 2015.

•	For the three and nine months ended November 26, 2016, net earnings per diluted share were $0.85 ($126.4 million) and $2.76 ($416.4 million), respectively, as compared with net earnings per diluted share of $1.09 ($177.8 million) and $3.22 ($537.9 million), respectively, for the three and nine months ended November 28, 2015. The decreases in net earnings per diluted share for the three and nine months ended November 26, 2016 are the result of the decreases in net earnings due to the items described above, partially offset by the impact of the Company’s repurchases of its common stock.

Capital expenditures for the nine months ended November 26, 2016 and November 28, 2015 were $276.4 million and $244.3 million, respectively. In the first nine months of fiscal 2016, capital expenditures included expenditures for enhancements to the Company’s digital, web and mobile capabilities, ongoing investments in data analytics, expenditures for the continued development and deployment of new systems and equipment in stores including a new POS system, the re-platforming of the One Kings Lane’s systems and integration of its support services, spending related to the new distribution facility in Lewisville, Texas, investments in new stores, store relocations and store refurbishments and other projects. The Company continues to review and prioritize its capital needs and remains committed to making the required investments in its infrastructure to help position the Company for continued growth and success.

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

During the nine months ended November 26, 2016, the Company opened a total of 20 new stores and closed nine stores. The Company plans to continue to actively manage its real estate portfolio in order to permit store sizes, layouts, locations and offerings to evolve over time to optimize market profitability and will renovate or reposition stores within markets when appropriate. During the third quarter of fiscal 2016, the Company’s newest distribution facility in Lewisville, Texas began shipping to customers. During fiscal 2016, including the stores opened through November 26, 2016, the Company expects company-wide to open approximately 30 new stores, most of which are planned for new markets, and close approximately 15 stores. Additionally, during fiscal 2016, the Company expects to continue to invest in technology related projects and new stores, store relocations and store refurbishments.

The Company’s Board of Directors declared quarterly dividends of $0.125 per share in each of the first three quarters of fiscal 2016, totaling $0.375 per share for the nine months ended November 26, 2016. Subsequent to the end of the third quarter of fiscal 2016, on December 21, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.125 per share to be paid on April 18, 2017 to shareholders of record at the close of business on March 17, 2017. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company’s, financial condition and requirements, business conditions and other factors.

During the three and nine months ended November 26, 2016, the Company repurchased approximately 1.8 million and 8.3 million shares, respectively, of its common stock at a total cost of approximately $76.0 million and $375.5 million, respectively. During the three and nine months ended November 28, 2015, the Company repurchased approximately 3.3 million and 11.5 million shares, respectively, of its common stock at a total cost of approximately $194.2 million and $773.5 million, respectively. The Company’s share repurchase program may be influenced by several factors, including business and market conditions. The Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Results of Operations

Net Sales

Net sales for the three months ended November 26, 2016 were $2.955 billion, an increase of $3.5 million or approximately 0.1% compared with net sales of $2.952 billion for the corresponding quarter last year, due to an increase of approximately 1.5% in non-comparable sales including One Kings Lane and new stores, partially offset by a decrease of approximately 1.4% in comparable sales.

Net sales for the nine months ended November 26, 2016 were $8.682 billion, a decrease of $4.2 million or relatively flat compared with net sales of $8.686 billion for the corresponding nine months last year, due to a decrease in comparable sales, offset by an increase in non-comparable sales including One Kings Lane and new stores.

The decrease in comparable sales for the three and nine months ended November 26, 2016 was approximately 1.4% and 1.1%, respectively, as compared to a decrease of approximately 0.4% and an increase of approximately 0.8% for the three and nine months ended November 28, 2015, respectively. The decrease in comparable sales for the three and nine months ended November 26, 2016 was due to a decrease in the number of transactions, partially offset by an increase in the average transaction amount.

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

For the three and nine months ended November 26, 2016, comparable sales consummated through customer facing online websites and mobile applications increased in excess of 20% over the corresponding periods in the prior year, while comparable sales consummated in-store declined in the low single-digit percentage range.

For the three and nine months ended November 26, 2016, comparable sales represented $2.843 billion and $8.367 billion of net sales, respectively. For the three and nine months ended November 28, 2015, comparable sales represented $2.875 billion and $8.422 billion of net sales, respectively.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 36.4% and 63.6% of net sales, respectively, for the three months ended November 26, 2016 and approximately 36.5% and 63.5% of net sales for the three months ended November 28, 2015. Sales of domestics merchandise and home furnishings for the Company accounted for approximately 37.3% and 62.7% of net sales, respectively, for the nine months ended November 26, 2016 and approximately 37.5% and 62.5% of net sales for the nine months ended November 28, 2015.

Gross Profit

Gross profit for the three months ended November 26, 2016 was $1.093 billion, or 37.0% of net sales, compared with $1.115 billion, or 37.8% of net sales, for the three months ended November 28, 2015. The decrease in the gross profit margin as a percentage of net sales for the three months ended November 26, 2016 was primarily attributed to, in order of magnitude, an increase in net direct to customer shipping expense, which reflects a reduced free-shipping threshold at bedbathandbeyond.com for the third quarter and an increase in coupon expense, resulting from increases in redemptions and the average coupon amount. The inclusion of One Kings Lane reduced gross profit margin as a percentage of net sales by approximately 13 basis points.

Gross profit for the nine months ended November 26, 2016 was $3.233 billion, or 37.2% of net sales, compared with $3.300 billion, or 38.0% of net sales, for the nine months ended November 28, 2015. The decrease in the gross profit margin as a percentage of net sales for the nine months ended November 26, 2016 was primarily attributed to, in order of magnitude, an increase in coupon expense, resulting from increases in redemptions and the average coupon amount, an increase in net direct to customer shipping expense and a decrease in merchandise margin. The inclusion of One Kings Lane did not have a material effect on gross profit margin as a percentage of net sales.

Selling, General and Administrative Expenses

SG&A for the three months ended November 26, 2016 was $881.5 million, or 29.8% of net sales, compared with $822.5 million, or 27.9% of net sales, for the three months ended November 28, 2015. The increase in SG&A, as a percentage of net sales was primarily attributable to, in order of magnitude, an increase in payroll and payroll related items (including salaries) and an increase in technology expenses and related depreciation. The inclusion of One Kings Lane increased SG&A, as a percentage of net sales, by approximately 15 basis points.

SG&A for the nine months ended November 26, 2016 was $2.528 billion, or 29.1% of net sales, compared with $2.384 billion, or 27.4% of net sales, for the nine months ended November 28, 2015. The increase in SG&A, as a percentage of net sales was primarily attributable to, in order of magnitude, an increase in payroll and payroll related items (including salaries) and an increase in technology expenses and related depreciation. The inclusion of One Kings Lane increased SG&A, as a percentage of net sales, by approximately 10 basis points.

Operating Profit

Operating profit for the three months ended November 26, 2016 was $211.3 million, or 7.1% of net sales, compared with $292.9 million, or 9.9% of net sales, during the comparable period last year. For the nine months ended November 26, 2016, operating profit was $705.3 million, or 8.1% of net sales, compared with $916.3 million, or 10.5% of net sales, during the comparable period last year. The changes in operating profit as a percentage of net sales were the result of the reductions in gross profit margin and the increases in SG&A as a percentage of net sales as described above.

The Company believes operating margin compression is likely to continue in fiscal 2016 as a result of several items, including increases in, as a percentage of net sales, coupon expense, net direct to customer shipping expense, investments in compensation and benefits, and technology-related expenses, including depreciation related to the Company’s ongoing investments. The operating margin compression in fiscal 2016 includes an estimated slight deleverage from One Kings Lane and an estimated slight leverage from PMall. In addition, the year-over-year comparison of operating margin will be impacted by the non-recurring benefit of approximately $0.06 per diluted share, which included a favorable state audit settlement in fiscal 2015.

Interest Expense, net

Interest expense, net for the three months ended November 26, 2016 was $18.3 million compared to $18.1 million for the three months ended November 28, 2015. For the three months ended November 26, 2016 and November 28, 2015, interest expense, net primarily related to interest on the senior unsecured notes issued in July 2014.

Interest expense, net for the nine months ended November 26, 2016 was $52.8 million compared to $63.0 million for the nine months ended November 28, 2015. For the nine months ended November 26, 2016 and November 28, 2015, interest expense, net primarily related to interest on the senior unsecured notes issued in July 2014.

Income Taxes

The effective tax rate for the three months ended November 26, 2016 was 34.5% compared with 35.3% for the three months ended November 28, 2015. The tax rate for the three months ended November 26, 2016 and November 28, 2015 included net benefits of approximately $6.0 million and $6.9 million, respectively, due to discrete tax events occurring during these quarters.

The effective tax rate for the nine months ended November 26, 2016 was 36.2% compared with 37.0% for the nine months ended November 28, 2015. The tax rates for the nine months ended November 26, 2016 and November 28, 2015 included net benefits of approximately $9.4 million and $7.6 million, respectively, due to discrete tax events occurring during the first nine months of fiscal 2016 and 2015.

Potential volatility in the effective tax rate from quarter to quarter may occur as the Company is required each quarter to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net Earnings

As a result of the factors described above, net earnings for the three and nine months ended November 26, 2016 were $126.4 million and $416.4 million, respectively, compared with $177.8 million and $537.9 million, respectively, for the corresponding periods in fiscal 2015.

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

The Company operates websites including bedbathandbeyond.com, bedbathandbeyond.ca, worldmarket.com, buybuybaby.com, buybuybaby.ca, christmastreeshops.com, harmondiscount.com, ofakind.com, onekingslane.com, personalizationmall.com, harborlinen.com and t-ygroup.com. In addition to these websites, as of November 26, 2016, the Company operated 1,541 stores plus its other interactive platforms and distribution facilities. The Company’s 1,541 stores operate in all 50 states, the District of Columbia, Puerto Rico and Canada, including: 1,021 BBB stores, 278 Cost Plus World Market stores, 111 Baby stores, 79 CTS stores and 52 Harmon stores. During the nine months ended November 26, 2016, the Company opened a total of 20 new stores and closed nine stores. At the end of the third quarter of 2016, Company-wide total store square footage, net of openings and closings, for all of its concepts, was approximately 43.5 million square feet. In addition, the Company has distribution facilities totaling 6.9 million square feet. During the third quarter of fiscal 2016, the Company’s newest distribution facility in Lewisville, Texas began shipping to customers. The Company will continue to assess sites throughout the country in order to gain greater distribution efficiencies. Additionally, the Company is a partner in a joint venture which operated a total of eight stores as of November 26, 2016 in Mexico under the name Bed Bath & Beyond.

The Company plans to continue to invest in its infrastructure and its operations, including its digital, web and mobile capabilities, to reach its long-term objectives, including providing a better omnichannel experience for its customers. During fiscal 2016, including the stores opened through November 26, 2016, the Company expects company-wide to open approximately 30 new stores, most of which are planned for new markets, and close approximately 15 stores. Additionally, in connection with leveraging its merchandise offerings and optimizing its operations, the Company continues to expand, across selected stores, the number of specialty departments such as health and beauty care, baby, specialty food, and beverage. Also, the Company is committed to the continued growth of its merchandise categories and channels and is growing the number of items it is able to have shipped directly to customers from a vendor. The continued growth of the Company is dependent, in part, upon the Company’s ability to execute these and other key initiatives successfully.

Liquidity and Capital Resources

The Company has been able to finance its operations, including its growth and acquisitions, substantially through internally generated funds. For fiscal 2016, the Company believes that it can continue to finance its operations, including its growth, cash dividends, planned capital expenditures, debt service obligations and share repurchases, through existing and internally generated funds. In addition, if necessary, the Company could borrow under its revolving credit facility or the available balances under its lines of credit. Capital expenditures for fiscal 2016 are planned to be approximately $400 million to $425 million, with a significant portion for technology related projects, which includes enhancements to the Company’s digital, web and mobile capabilities and the continued deployment of new systems and equipment to the stores and other projects. The remainder of the spend relates to the new distribution facility, new stores, store relocations and store refurbishments, and other projects. These planned capital expenditures are subject to the timing and composition of the projects. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Fiscal 2016 compared to Fiscal 2015

Net cash provided by operating activities for the nine months ended November 26, 2016 was $742.7 million, compared with $489.9 million in the corresponding period in fiscal 2015. Year over year, the Company experienced a decrease in cash used in the net components of working capital (primarily merchandise inventories, accounts payable and accrued expenses and other current liabilities), partially offset by a decrease in net earnings.

Retail inventory, which includes inventory in the Company’s distribution facilities for direct to customer shipments, was approximately $3.2 billion, an increase of approximately 1.4% compared to retail inventory as of November 28, 2015. The percentage increase was due in part to the growth in the inventory in the Company’s distribution facilities for direct to customer shipments as well as the inventory balances from PMall and One Kings Lane.

Net cash used in investing activities for the nine months ended November 26, 2016 was $394.0 million, compared with $105.3 million in the corresponding period of fiscal 2015. For the nine months ended November 26, 2016, net cash used in investing activities was primarily due to $276.4 million of capital expenditures and $200.5 million of payments related to acquisitions, net of acquired cash, partially offset by $86.2 million of redemptions of investment securities. For the nine months ended November 28, 2015, net cash used in investing activities was primarily due to $244.3 million of capital expenditures, partially offset by $138.9 million of redemptions of investment securities, net of purchases.

Net cash used in financing activities for the nine months ended November 26, 2016 was $391.2 million, compared with $762.9 million in the corresponding period of fiscal 2015. The decrease in net cash used in financing activities was primarily due to a decrease in common stock repurchases of $398.0 million partially offset by $37.4 million for the payment of dividends.

Seasonality

The Company’s sales exhibit seasonality with sales levels generally higher in the calendar months of August, November and December, and generally lower in February.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016 (“2015 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the first nine months of fiscal 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at November 26, 2016 are similar to those disclosed in Item 7A of the Company’s 2015 Form 10-K.

As of November 26, 2016, the Company’s investments include cash and cash equivalents of approximately $473.0 million and long term investments in auction rate securities of approximately $19.5 million at weighted average interest rates of 0.16% and 0.15%, respectively. The book value of these investments is representative of their fair values.

The Company’s senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of November 26, 2016, the fair value of the senior unsecured notes was $1.448 billion, which is based on quoted prices in active markets for identical instruments compared to the carrying value of approximately $1.500 billion.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management, with the participation of its Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of November 26, 2016 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of fiscal 2016 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share (2)	or Programs (1)	Programs (1) (2)
August 28, 2016 - September 24, 2016	512,100	$44.81	512,100	$1,961,099,689
September 25, 2016 - October 22, 2016	562,700	$42.88	562,700	$1,936,968,597
October 23, 2016 - November 26, 2016	697,700	$41.50	697,700	$1,908,011,466
Total	1,772,500	$42.90	1,772,500	$1,908,011,466

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

BED BATH & BEYOND INC.
(Registrant)

Date: January 4, 2017	By:	/s/ Susan E. Lattmann
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