Form 10-K
period 2017-02-25
BED BATH & BEYOND INC
filed 2017-04-25
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended February 25, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes X  No __

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes __  No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X  No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer __ (do not check if a smaller reporting company)
Non-accelerated filer __	Smaller reporting company __
Emerging growth company __

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No X

As of August 27, 2016, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the NASDAQ Stock Market LLC) was $6,598,435,409.*

The number of shares outstanding of the registrant’s common stock (par value $0.01 per share) at March 25, 2017: 145,153,735.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for the 2017 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III hereof.

*	For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 6,904,025 shares beneficially owned by directors and executive officers, including trusts and foundations affiliated with them. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

2

PART I

Unless otherwise indicated, the term "Company" refers collectively to Bed Bath & Beyond Inc. and subsidiaries as of February 25, 2017. The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2016, fiscal 2015 and fiscal 2014 represented 52 weeks and ended on February 25, 2017, February 27, 2016 and February 28, 2015, respectively. Unless otherwise indicated, all references herein to periods of time (e.g., quarters and years) are to fiscal periods.

ITEM 1 – BUSINESS

Overview

Bed Bath & Beyond Inc. is an omnichannel retailer offering high quality and differentiated products, and services and solutions for the home and heart-related life events. These include certain life events that evoke strong emotional connections such as getting married, moving to a new home, having a baby, going to college and decorating a room.

The Company commenced operations in 1971 with the opening of two stores, which primarily sold bed linens and bath accessories. The first store carrying a full line of domestics merchandise and home furnishings was introduced in 1985 using the name "Bed Bath & Beyond" in order to reflect the expanded product offering. In 1992, the Company became a public company, with 34 stores, and began trading on The NASDAQ Global Select Market under the ticker symbol ‘BBBY.’ In 1999, the Company launched its first e-commerce website, www.bedbathandbeyond.com.

Since then, the Company has grown both organically and via acquisition. In 2002, the Company acquired Harmon Stores, Inc., a health and beauty care retailer, which operated 27 stores at the time located in three states. In 2003, the Company acquired Christmas Tree Shops, Inc., a retailer of giftware and household items, which operated 23 stores at the time located in six states. In 2007, the Company acquired Buy Buy Baby, Inc., a retailer of infant and toddler merchandise, which operated eight stores at the time located in four states. In 2007, the Company opened its first international Bed Bath & Beyond store in Ontario, Canada. In 2008, the Company became a partner in a joint venture which operated two stores at the time in the Mexico City market under the name “Home & More,” which were rebranded as Bed Bath & Beyond in 2012. In 2012, the Company acquired Linen Holdings, LLC (“Linen Holdings,” operating as Harbor Linen and T-Y Group), a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, healthcare and other industries, and Cost Plus, Inc., an omnichannel retailer selling a wide range of home decorating items, furniture, gifts, holiday and other seasonal items, and specialty food and beverages, which operated 258 stores at the time located in 30 states under the names of World Market, Cost Plus World Market or Cost Plus. In 2014, the Company opened its first international buybuy BABY store in Alberta, Canada. In 2015, the Company acquired Of a Kind, Inc., an e-commerce website that features specially commissioned, limited edition items from emerging fashion and home designers. In 2016, the Company acquired One Kings Lane, Inc., an online authority in home décor and design offering a unique collection of select home goods, designer and vintage items; PersonalizationMall.com, LLC, an industry-leading online retailer of personalized products; and certain assets of Chef Central, a retailer of kitchenware, cookware and homeware items catering to cooking and baking enthusiasts. In early 2017, the Company acquired Decorist, Inc., an online interior design platform that provides personalized home design services.

Through its multiple retail channels, the Company strives to do more for and with its customers wherever, whenever and however they wish to interact with the Company. The Company operates a robust ecommerce platform consisting of various websites and applications including bedbathandbeyond.com, bedbathandbeyond.ca, harmondiscount.com, christmastreeshops.com, buybuybaby.com, buybuybaby.ca, harborlinen.com, t-ygroup.com, worldmarket.com, ofakind.com, onekingslane.com, personalizationmall.com, chefcentral.com and decorist.com. The Company also operates an established retail store base which consists of 1,546 stores, as of February 25, 2017, and includes 1,023 Bed Bath & Beyond (“BBB”) stores in all 50 states, the District of Columbia, Puerto Rico and Canada, 276 stores under the names of World Market, Cost Plus World Market or Cost Plus (collectively, “Cost Plus World Market”), 113 buybuy BABY (“Baby”) stores in 35 states and Canada, 80 stores under the names Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, “CTS”), and 54 stores under the names Harmon, Harmon Face Values or Face Values (collectively, “Harmon”). In addition, the Company is a partner in a joint venture which operates eight stores in Mexico under the name Bed Bath & Beyond.

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under U.S. generally accepted accounting principles and therefore is not a reportable segment. Net sales outside of the U.S. for the Company were not material for 2016, 2015 and 2014.

Strategy

The Company’s mission is to be trusted by its customers as the expert for the home and heart-related life events. These include certain life events that evoke strong emotional connections such as getting married, moving to a new home, having a baby, going to college and decorating a room, which the Company supports through its wedding and baby registries, new mover and student life programs, and its design consultation services. The Company’s strategy is based on building and delivering a strong foundation of differentiated products, and services and solutions, while driving operational excellence.

Through its growing analytics capabilities and personalized targeted marketing strategy, the Company strives to more efficiently and effectively understand the needs and wants of its customers as they travel through various life stages and express life interests. The Company offers an extensive selection of high quality domestics merchandise and home furnishings across all channels, concepts and countries in which it operates and strives to provide a noticeably better shopping experience through best-in-class services and solutions.

The integration of retail store and customer facing digital channels allows the Company to provide its customers with a seamless omnichannel shopping experience. In-store purchases are primarily fulfilled from that store’s inventory, or may also be shipped to a customer from one of the Company’s distribution facilities, from a vendor, or from another store. Online purchases, including web and mobile, can be shipped to a customer from the Company’s distribution facilities, directly from vendors, or from a store. The Company’s customers can also choose to pick up online orders in a store, as well as return online purchases to a store. Customers can also make online purchases through one of the Company’s customer contact centers and in-store through The Beyond Store, an internal web-based platform. These capabilities allow the Company to better serve customers across various channels.

By focusing on the Company’s mission and remaining grounded in its customer-centric culture, along with maintaining strong financial discipline, the Company believes it will strengthen its position as the customer’s first choice for the home and heart-related life events and continue to achieve long-term success.

Pricing. The Company believes in offering its customers high quality and differentiated products, and services and solutions at the right value. The Company regularly monitors price levels at its competitors in order to ensure that its prices are in accordance with its pricing philosophy. The Company believes that the application of its pricing philosophy is an important factor in establishing its reputation among customers.

Merchandising. The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings, consumables and certain juvenile products. The Company strives to present an exciting and engaging assortment of products to its customers, including name brands, proprietary and exclusive brands, as well as personalized products. The Company’s ability to do this over the years has been a competitive advantage. The Company pursues product differentiation in several ways, including its own product development, and exclusivity and limited distribution with its vendor partners. Some examples of the Company’s proprietary brands include Wamsutta, Real Simple and Olivia & Oliver. The Company, on an ongoing basis, tests new merchandise categories and adjusts the categories of merchandise carried in-store and online and may add new product categories or expand its merchandise assortment as appropriate. Additionally, the Company continues to integrate its merchandise assortments among its concepts.

The Company is evolving toward providing a more inspirational and personal shopping experience with an expanded offering, which includes a differentiated product mix, and enhanced services and solutions for customers, both in-store and across its customer facing digital channels.

As consumer shopping preferences continue to shift to customer facing digital channels, the Company believes its investments are driving a better omnichannel experience. The Company continues to improve the presentation and content as well as the functionality, general search and navigation features across its customer facing digital channels. The Company is also adapting its physical channels to further integrate its omnichannel capabilities to enhance the in-store customer experience by bringing products, and services and solutions, as well as the Company’s brand, to life. This includes services such as, reserve online and pickup in-store, purchase online and return in-store, and online appointment scheduling for one of the Company’s various registry services. In addition, the Company has introduced new technology in some stores which enables a customer to further engage with its products, get product ideas or get answers to product questions.

Marketing. The Company’s marketing efforts include a full-range of online and off-line vehicles, including email, mobile SMS, social, search, digital display and online affiliate programs, as well as traditional print media such as postcards, newspaper inserts, circulars, all of which often include coupon offers, and more recently, catalogs. The Company is leveraging its enhanced analytics capabilities to drive a more customer-centric strategy through personalized targeted marketing. As the Company learns more about its customers and how they prefer to interact, the Company can tailor its marketing communications and further its efforts to be trusted as the expert for the home and heart-related life events.

Customer Service. The Company’s customer-centric culture is rooted in creating a noticeably better shopping experience for each and every customer. The Company invests in its people and in delivering high-quality products, and services and solutions. As part of its objective to take care of its customers, the Company strives to make returns and exchanges hassle-free, whether in store or online. The Company’s best-in-class registry services for wedding, baby, college and other heart-related life events provide a unique opportunity to deepen customer relationships by demonstrating a high level of customer service during important life stages. The Company also invests in the technology necessary to enable a more seamless interaction between its associates and its customers wherever, whenever and however they wish to interact with the Company. The Company continues to focus its efforts and investments to strengthen its position as a leader in customer service.

Suppliers

The Company purchases substantially all of its merchandise in the United States, the majority from domestic sources and the balance from importers. The Company purchases a small amount of its merchandise directly from overseas sources. In fiscal 2016, the Company purchased its merchandise from approximately 10,800 suppliers with its largest supplier accounting for approximately 2% of its merchandise purchases with the 10 largest suppliers accounting for approximately 14% of such purchases. The Company has no long term contracts for the purchases of merchandise. The Company believes that most merchandise, other than brand name goods, is available from a variety of sources and that most brand name goods can be replaced with comparable merchandise.

Distribution

A substantial portion of the Company’s merchandise is shipped to stores through a combination of third party facilities, including cross dock locations, or Company operated distribution facilities which are located throughout the United States. The remaining merchandise for stores is shipped directly from vendors. Merchandise is shipped directly to customers from one of the Company’s operated distribution facilities, stores or from vendors. The majority of the Company’s shipments are made by contract carriers depending upon location.

See “Item 2 – Properties” for additional information regarding the Company’s distribution facilities.

Associates

As of February 25, 2017, the Company employed approximately 65,000 regular full-time and part-time associates. The Company believes that its employee relations are very good and that the labor turnover rate among its management employees is lower than that generally experienced within the industry.

Seasonality

The Company’s business is subject to seasonal influences. Generally, its sales volumes are higher in the calendar months of August, November and December, and lower in February.

Growth

In the 24-year period from the beginning of fiscal 1992 to the end of fiscal 2016, the chain has grown from 34 stores to 1,546 stores plus the Company’s interactive platforms, including websites and applications, and distribution facilities. Total store square footage, net of openings and closings, grew from approximately 0.9 million square feet at the beginning of fiscal 1992 to approximately 43.6 million square feet at the end of fiscal 2016.

In addition, as of February 25, 2017, the Company has distribution facilities totaling approximately 7.1 million square feet, supporting the growth of its customer facing digital channels as well as its stores and its institutional sales segment. During the third quarter of fiscal 2016, the Company’s newest distribution facility in Lewisville, Texas, began shipping direct to customers. In fiscal 2017, the Company plans to open a 525,000 square foot distribution facility in Las Vegas, Nevada. The new facility will replace a smaller distribution facility in that area, which will close in late 2017, and provide additional capacity to support the growth of the Company’s customer facing digital channels.

The Company plans to continue to invest in its infrastructure and its operations, including its digital, web and mobile capabilities, to reach its long-term objectives, including providing a better omnichannel experience for its customers. During fiscal 2017, the Company expects company-wide to open approximately 30 new stores, including new formats and new markets, and close approximately 15 to 20 stores. Additionally, in connection with leveraging its merchandise offerings and optimizing its operations, the Company continues to expand, across selected stores, the number of specialty departments such as health and beauty care, baby, specialty food, and beverage. Also, the Company is committed to the continued growth of its merchandise categories and channels and is growing the number of items it is able to have shipped directly to customers from a vendor. The continued growth of the Company is dependent, in part, upon the Company’s ability to execute these and other key initiatives successfully.

The Company has built its management structure with a view towards its growth and believes that, as a result, it has the necessary management depth.

Competition

The Company operates in a highly competitive business environment and competes with other national, regional, local and online retailers that may carry similar lines of merchandise, including department stores, specialty stores, off-price stores, mass merchandise stores and online only retailers. The Company believes the key to competing in its industry is to provide best-in-class customer service and customer experiences in stores and online, which includes compelling price and value, high-quality and differentiated products, services and solutions, convenience, technology, personalization, and appealing and experiential store environments.

Tradenames and Service Marks

The Company uses the service marks “Bed Bath & Beyond,” “buybuy BABY,” “Christmas Tree Shops,” “andThat!,” “Harmon,” “Face Values,” “Cost Plus,” “World Market,” “Cost Plus World Market,” “Of a Kind,” “One Kings Lane,” “PersonalizationMall.com,” “PMall,” “Chef Central,” and “Decorist,” in connection with its retail services. The Company also uses the service marks “Harbor Linen” and “TY Group” in connection with its institutional sales segment. The Company has registered trademarks and service marks or is seeking registrations for these and other trademarks and service marks with the United States Patent and Trademark Office. In addition, the Company has registered or has applications pending with the trademark registries of several foreign countries, including having registered the “Bed Bath & Beyond” name and logo in Canada and Mexico and having registered the “buybuy BABY” name and logo in Canada. The Company also owns a number of product trademarks. The Company files patent applications and seeks copyright registrations where it deems such to be advantageous to the business. The Company believes that its name recognition and service marks are important elements of the Company’s merchandising strategy.

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

The retail business is highly competitive. The Company competes for customers, employees, locations, merchandise, technology, services and other important aspects of the business with many other local, regional and national retailers. Those competitors range from specialty retailers to department stores and discounters as well as online and multichannel retailers. Specifically, rapidly evolving technologies are altering the manner in which the Company and its competitors communicate and transact with customers. The Company’s execution of its own omnichannel strategy to adapt to these changes, in relation to its competitors’ actions as well as to its customers adoption of new technology, presents a specific risk. Further, unanticipated changes in pricing and other practices of the Company’s competitors, including promotional activity, such as thresholds for free shipping and rapid price fluctuation enabled by technology, may adversely affect the Company’s performance.

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

A breach of the Company’s data security systems or those of its third party service providers could have a negative impact on the Company's operating results and financial performance due to possible loss of consumer confidence, as well as potential government penalties and private litigation.

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

The Company is subject to numerous statutory, regulatory and legal requirements at a local, state or provincial and national level. The Company’s operating results could be negatively impacted by developments in these areas due to the costs of compliance in addition to possible government penalties and litigation in the event of deemed noncompliance. Changes in the law or the regulatory environment in the areas of product safety, environmental protection, privacy and information security, wage and hour laws, and international trade policy, among others, could potentially impact the Company’s operations and financial results.

Changes to accounting rules, regulations and tax laws, or new interpretations of existing accounting standards or tax laws could negatively impact the Company’s operating results and financial position.

The Company’s operating results and financial position could be negatively impacted by changes to accounting rules and regulations or new interpretations of existing accounting standards. The Company’s effective income tax rate could be impacted by changes in accounting standards as well as changes in tax laws or the interpretations of these tax laws by courts and taxing authorities which could negatively impact the Company’s financial results. Such changes would include for example possible adoption by the United States of additional tariffs, the imposition of a border adjustment tax, or the disallowance of tax deductions, with respect to imported merchandise.

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

The Company’s success depends, in part, on its ability to manage operating costs and to look for opportunities to reduce costs. The Company’s ability to meet its labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, labor organizing activities and changing demographics. The Company’s ability to find qualified merchandise vendors and service providers and obtain access to products in a timely and efficient manner can be adversely affected by trade restrictions, political instability, the financial instability of suppliers, suppliers’ noncompliance with applicable laws, transportation costs, disruptions to its supply chain network serving the Company’s stores, distribution facilities and customers due to labor disturbances and other items, and other factors beyond the Company’s control.

Disruptions of the Company’s supply chain could have an adverse effect on the Company’s operating and financial results.

Disruption of the Company’s supply chain capabilities due to trade restrictions, political instability, weather, natural disaster, terrorism, product recalls, labor supply or stoppages, the financial and/or operational instability of key suppliers and carriers, or other reasons could impair the Company’s ability to distribute its products. To the extent the Company is unable to mitigate the likelihood or potential impact of such events, there could be an adverse effect on the Company’s operating and financial results.

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

The Company’s 1,546 stores are located in all 50 states, the District of Columbia, Puerto Rico and Canada and range in size from approximately 5,000 to 100,000 square feet, but are predominantly between 18,000 and 50,000 square feet. Approximately 85% to 90% of store space is used for selling areas.

The table below sets forth the locations of the Company’s stores as of February 25, 2017:

STORE LOCATIONS
(as of February 25, 2017)

Alabama	24	New York	101
Alaska	2	North Carolina	43
Arizona	42	North Dakota	3
Arkansas	8	Ohio	49
California	184	Oklahoma	9
Colorado	35	Oregon	17
Connecticut	25	Pennsylvania	44
Delaware	5	Rhode Island	5
Florida	96	South Carolina	24
Georgia	39	South Dakota	3
Hawaii	2	Tennessee	29
Idaho	10	Texas	119
Illinois	55	Utah	16
Indiana	23	Vermont	3
Iowa	11	Virginia	46
Kansas	12	Washington	37
Kentucky	11	West Virginia	3
Louisiana	20	Wisconsin	16
Maine	8	Wyoming	2
Maryland	23	District of Columbia	3
Massachusetts	44	Puerto Rico	3
Michigan	44	Alberta, Canada	12
Minnesota	15	British Columbia, Canada	12
Mississippi	7	Manitoba, Canada	1
Missouri	23	New Brunswick, Canada	2
Montana	9	Newfoundland, Canada	1
Nebraska	8	Nova Scotia, Canada	1
Nevada	15	Ontario, Canada	25
New Hampshire	14	Prince Edward Island, Canada	1
New Jersey	91	Saskatchewan, Canada	1
New Mexico	10	Total	1,546

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

The Company has distribution facilities, which ship merchandise to stores and customers, totaling approximately 7.1 million square feet consisting of three owned and 18 leased facilities. During the third quarter of fiscal 2016, the Company’s newest distribution facility in Lewisville, Texas began shipping to customers. In fiscal 2017, the Company plans to open a 525,000 square foot distribution facility in Las Vegas, Nevada. The new facility will replace a smaller distribution facility in that area, which will close in late 2017, and provide additional capacity to support the growth in the Company’s customer facing digital channels.

As of February 25, 2017, the Company has approximately 920,000 square feet within 19 leased and owned facilities for procurement and corporate office functions. In addition, the Company has five locations, totaling approximately 8,200 square feet, which are utilized primarily for sales related functions for its institutional sales segment.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low reported closing prices of the Company’s common stock on the NASDAQ Global Select Market for the periods indicated.

	High	Low
Fiscal 2016:
1st Quarter	$52.09	$42.00
2nd Quarter	46.50	41.86
3rd Quarter	46.37	38.67
4th Quarter	48.08	39.26

	High	Low
Fiscal 2015:
1st Quarter	$77.68	$69.65
2nd Quarter	71.53	59.93
3rd Quarter	63.33	52.89
4th Quarter	54.52	41.94

The common stock is quoted under the symbol BBBY. On March 24, 2017, there were approximately 6,100 shareholders of record of the common stock (without including individual participants in nominee security position listings). On March 24, 2017, the last reported sale price of the common stock was $38.29.

During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. Quarterly dividends of $0.125 per share in each quarter, totaling $0.50 per share for fiscal 2016 were declared by the Company’s Board of Directors, of which $0.375 per share was paid in fiscal 2016. Subsequent to the end of the fourth quarter of fiscal 2016, on April 5, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share to be paid on July 18, 2017 to shareholders of record at the close of business on June 16, 2017. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors.

Since 2004 through the end of fiscal 2016, the Company has repurchased approximately $10.2 billion of its common stock through share repurchase programs. The Company’s purchases of its common stock during the fourth quarter of fiscal 2016 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share (2)	or Programs (1)	Programs (1) (2)
November 27, 2016 - December 24, 2016	1,129,100	$46.45	1,129,100	$1,855,566,739
December 25, 2016 - January 21, 2017	1,195,700	$41.28	1,195,700	$1,806,207,020
January 22, 2017 - February 25, 2017	1,725,200	$40.36	1,725,200	$1,736,570,786
Total	4,050,000	$42.33	4,050,000	$1,736,570,786

(1)	Between December 2004 and September 2015, the Company's Board of Directors authorized, through several share repurchase programs, the repurchase of $11.950 billion of its shares of common stock. The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. Shares purchased, as indicated in this table, also include shares withheld to cover employee related taxes on vested restricted shares and performance stock unit awards.

(2)	Excludes brokerage commissions paid by the Company.

Stock Price Performance Graph

The graph shown below compares the performance of the Company’s common stock with that of the S&P 500 Index, the S&P Specialty Retail Index and the S&P Retail Composite Index over the same period (assuming the investment of $100 in the Company’s common stock and each of the three Indexes on February 25, 2012, and the reinvestment of dividends, if any).

ITEM 6 – SELECTED FINANCIAL DATA.

Consolidated Selected Financial Data		Fiscal Year Ended (1)
(in thousands, except per share	February 25,	February 27,	February 28,	March 1,	March 2,
and selected operating data)	2017 (2)	2016	2015	2014	2013 (3)

Statement of Earnings Data:

Net sales	$12,215,757	$12,103,887	$11,881,176	$11,503,963	$10,914,585

Gross profit	4,576,350	4,620,310	4,619,779	4,565,582	4,388,755

Operating profit	1,135,210	1,414,903	1,554,293	1,614,587	1,638,218

Net earnings	685,108	841,489	957,474	1,022,290	1,037,788

Net earnings per share - Diluted	$4.58	$5.10	$5.07	$4.79	$4.56

Dividends declared per share (6)	$0.50	$-	$-	$-	$-

Selected Operating Data:

Number of stores open (at period end)	1,546	1,530	1,513	1,496	1,471

Total square feet
of store space (at period end)	43,619,000	43,274,000	43,041,000	42,619,000	42,030,000

Percentage (decrease) increase in comparable sales (4)	(0.6%)	1.0%	2.4%	2.4%	2.7%

Comparable sales (in 000's) (4)	$11,701,042	$11,722,973	$11,517,454	$10,660,573	$9,819,904

Balance Sheet Data (at period end):

Working capital	$1,778,243	$1,958,737	$2,140,922	$1,953,851	$2,216,323

Total assets	6,846,029	6,490,077	6,749,665	6,356,033	6,279,952

Long-term sale/leaseback and capital lease
obligations	107,136	109,274	106,948	108,046	108,364

Long-term debt (5)	1,491,603	1,491,137	1,490,672	-	-

Shareholders' equity (6) (7)	$2,719,277	$2,559,540	$2,743,190	$3,941,287	$4,079,730

(1)	Each fiscal year represents 52 weeks, except for fiscal 2012 (ended March 2, 2013) which represents 53 weeks.
(2)	The Company acquired One Kings Lane, Inc. on June 14, 2016, PersonalizationMall.com, LLC ("PMall") on November 23, 2016, and certain assets of Chef Central on January 27, 2017.
(3)	The Company acquired Linen Holdings, LLC on June 1, 2012 and Cost Plus, Inc. on June 29, 2012.
(4)	Comparable sales include sales consummated through all retail channels which have been operating for twelve full months following the opening period (typically four to six weeks). Of a Kind was excluded from the comparable sales calculations through the end of the first fiscal half of 2016, and is included beginning with the fiscal third quarter of 2016. One Kings Lane is excluded from the comparable sales calculations for fiscal 2016 and will continue to be excluded until a point following the anniversary of the acquisition, after the currently in process re-platforming of One Kings Lane's systems and integration of its support services have been in place for a period of time such that there would be a meaningful comparison in One Kings Lane's sales over the prior period. PMall and Chef Central are also excluded from the comparable sales calculation for fiscal 2016 and will continue to be excluded until after the anniversary of the respective acquisition. Linen Holdings is excluded from the comparable sales calculations and will continue to be excluded on an ongoing basis as it represents non-retail activity.
(5)	On July 17, 2014, the Company issued $300 million aggregate principal amount of 3.749% senior unsecured notes due August 1, 2024, $300 million aggregate principal amount of 4.915% senior unsecured notes due August 1, 2034 and $900 million aggregate principal amount of 5.165% senior unsecured notes due August 1, 2044. Amounts shown are net of unamortized deferred financing costs.
(6)	The Company’s Board of Directors declared quarterly dividends of $0.125 per share in each quarter of fiscal 2016, totaling $0.50 per share or approximately $76 million for the fiscal year 2016. The Company had not declared any cash dividends in any of the fiscal years prior to fiscal 2016.
(7)	In fiscal 2016, 2015, 2014, 2013 and 2012, the Company repurchased approximately $0.547 billion $1.101 billion, $2.251 billion, $1.284 billion and $1.001 billion of its common stock, respectively.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is an omnichannel retailer selling a wide assortment of domestic merchandise and home furnishings which operates under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, “CTS”), Harmon, Harmon Face Values, or Face Values (collectively, “Harmon”), buybuy BABY (“Baby”) and World Market, Cost Plus World Market and Cost Plus (collectively, “Cost Plus World Market”). Customers can purchase products either in-store, online, with a mobile device or through a customer contact center. The Company generally has the ability to have customer purchases picked up in-store or shipped direct to the customer from the Company’s distribution facilities, stores or vendors. In addition, the Company operates Of a Kind, an e-commerce website that features specially commissioned, limited edition items from emerging fashion and home designers; One Kings Lane, an online authority in home décor and design, offering a unique collection of select home goods, designer and vintage items; PersonalizationMall.com (“PMall”), an industry-leading online retailer of personalized products; Chef Central, an online retailer of kitchenware, cookware and homeware items catering to cooking and baking enthusiasts; and Decorist, an online interior design platform that provides personalized home design services. The Company also operates Linen Holdings, a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, healthcare and other industries. Additionally, the Company is a partner in a joint venture which operates eight retail stores in Mexico under the name Bed Bath & Beyond.

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under U.S. generally accepted accounting principles and therefore is not a reportable segment.

The Company’s mission is to be trusted by its customers as the expert for the home and heart-related life events. These include certain life events that evoke strong emotional connections such as getting married, moving to a new home, having a baby, going to college and decorating a room, which the Company supports through its wedding and baby registries, new mover and student life programs, and its design consultation services. The Company’s strategy is based on building and delivering a strong foundation of differentiated products, and services and solutions, while driving operational excellence.

Through its growing analytics capabilities and personalized targeted marketing strategy, the Company strives to more efficiently and effectively understand the needs and wants of its customers as they travel through various life stages and express life interests. The Company offers an extensive selection of high quality domestics merchandise and home furnishings across all channels, concepts and countries in which it operates and strives to provide a noticeably better shopping experience through best-in-class services and solutions.

The integration of retail store and customer facing digital channels allows the Company to provide its customers with a seamless shopping experience. In-store purchases are primarily fulfilled from that store’s inventory, or may also be shipped to a customer from one of the Company’s distribution facilities, from a vendor, or from another store. Online purchases, including web and mobile, can be shipped to a customer from the Company’s distribution facilities, directly from vendors, or from a store. The Company’s customers can also choose to pick up online orders in a store, as well as return online purchases to a store. Customers can also make online purchases through one of the Company’s customer contact centers and in-store through The Beyond Store, an internal web-based platform. These capabilities allow the Company to better serve customers across various channels.

By focusing on the Company’s mission and remaining grounded in its customer-centric culture, along with maintaining strong financial discipline, the Company believes it will strengthen its position as the customer’s first choice for the home and heart-related life events and continue to achieve long-term success.

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

The results of operations for the fiscal year ended February 25, 2017 include One Kings Lane since the date of acquisition, June 14, 2016 and PMall since the date of acquisition, November 23, 2016. The results of operations for the fiscal year ended February 27, 2016 include Of a Kind since the date of acquisition in the second quarter of fiscal 2015.

The following represents an overview of the Company’s financial performance for the periods indicated:

•	Net sales in fiscal 2016 increased approximately 0.9% to $12.216 billion; net sales in fiscal 2015 increased approximately 1.9% to $12.104 billion over net sales of $11.881 billion in fiscal 2014.

•	Comparable sales in fiscal 2016 decreased by approximately 0.6%, as compared to an increase of approximately 1.0% for fiscal 2015 and 2.4% for fiscal 2014. For fiscal 2016, comparable sales consummated through customer facing digital channels increased in excess of 20% over the corresponding period in the prior year, while comparable sales consummated in-store declined in the low single-digit percentage range from the corresponding period in the prior year. For fiscal 2015, comparable sales consummated through customer facing digital channels increased in excess of 25%, over the corresponding period in the prior year, while comparable sales consummated in-store declined approximately 1% from the corresponding period in the prior year.

Comparable sales include sales consummated through all retail channels which have been operating for twelve full months following the opening period (typically four to six weeks). The Company is an omnichannel retailer with capabilities that allow a customer to use more than one channel when making a purchase, including in-store, online, with a mobile device or through a customer contact center, and have it fulfilled, in most cases, either through in-store customer pickup or by direct shipment to the customer from one of the Company’s distribution facilities, stores or vendors.

Sales consummated on a mobile device while physically in a store location are recorded as customer facing digital channel sales. Customer orders reserved online and picked up in a store are recorded as in-store sales. In-store sales are reduced by sales originally consummated from customer facing digital channels and subsequently returned in-store.

Stores relocated or expanded are excluded from comparable sales if the change in square footage would cause meaningful disparity in sales over the prior period. In the case of a store to be closed, such store’s sales are not considered comparable once the store closing process has commenced. Of a Kind was excluded from the comparable sales calculations through the end of the first fiscal half of 2016, and is included beginning with the fiscal third quarter of 2016. One Kings Lane is excluded from the comparable sales calculation for fiscal 2016 and will continue to be excluded until a point following the anniversary of the acquisition, after the currently in process re-platforming of One Kings Lane’s systems and integration of its support services have been in place for a period of time such that there would be a meaningful comparison in One Kings Lane’s sales over the prior period. PMall and Chef Central are also excluded from the comparable sales calculation for fiscal 2016 and will continue to be excluded until after the anniversary of the respective acquisition. Linen Holdings is excluded from the comparable sales calculations and will continue to be excluded on an ongoing basis as it represents non-retail activity.

•	Gross profit for fiscal 2016 was $4.576 billion or 37.5% of net sales compared with $4.620 billion or 38.2% of net sales for fiscal 2015 and $4.620 billion or 38.9% of net sales for fiscal 2014.

•	Selling, general and administrative expenses (“SG&A”) for fiscal 2016 were $3.441 billion or 28.2% of net sales compared with $3.205 billion or 26.5% of net sales for fiscal 2015 and $3.065 billion or 25.8% of net sales for fiscal 2014.

•	Interest expense, net was $69.6 million, $87.5 million and $50.5 million in fiscal 2016, 2015 and 2014, respectively.

•	The effective tax rate was 35.7%, 36.6% and 36.3% for fiscal years 2016, 2015 and 2014, respectively. The tax rate included discrete tax items resulting in net benefits of approximately $18.5 million, $14.8 million and $20.0 million, respectively, for fiscal 2016, 2015 and 2014.

•	For the fiscal year ended February 25, 2017, net earnings per diluted share were $4.58 ($685.1 million), a decrease of approximately 10.2%, as compared with net earnings per diluted share of $5.10 ($841.5 million) for fiscal 2015, which was an increase of approximately 1% from net earnings per diluted share of $5.07 ($957.5 million) for fiscal 2014. For the fiscal year ended February 25, 2017, the decrease in net earnings per diluted share is the result of the decrease in net earnings due to the items described above, partially offset by the Company’s repurchases of its common stock. For the fiscal year ended February 27, 2016, the increase in net earnings per diluted share is the result of the impact of the Company’s repurchases of its common stock, partially offset by the decrease in net earnings as a result of the items described above. Included in net earnings for the fiscal years ended February 27, 2016 and February 28, 2015, respectively, are net benefits of approximately $0.06 per diluted share for certain non-recurring items, including a favorable state audit settlement and approximately $0.04 per diluted share for certain non-recurring items, including a credit card fee litigation settlement.

Capital expenditures for fiscal 2016, 2015 and 2014 were $373.6 million, $328.4 million and $330.6 million, respectively. A significant portion of the current year capital expenditures included expenditures for enhancements to the Company’s customer facing digital channels, ongoing investments in its data warehouse and data analytics, expenditures for the continued development and deployment of new systems and equipment in stores including the implementation of a new point of sale system into some stores, investments in new systems and support to accelerate the expansion of the Company’s online assortment, the re-platforming of the One Kings Lane’s systems and integration of its support services, spending related to the new distribution facility in Lewisville, Texas, the expansion of the customer contact center in Layton, Utah and enhancements to its systems, investments in new stores, including the opening of Beyond at Liberty View in Brooklyn, store relocations and store refurbishments and other projects. The Company continues to review and prioritize its capital needs and remains committed to making the required investments in its infrastructure to help position the Company for continued growth and success.

Several of the Company’s key initiatives include: continuing to improve the presentation and content as well as the functionality, general search and navigation across its customer facing digital channels; improving customer data integration and customer relations management capabilities; continuing to enhance service offerings to its customers; continuing to strengthen and deepen its information technology, analytics, marketing and e-commerce groups; and creating more flexible fulfillment options that will improve the Company’s delivery capabilities and lower the Company’s shipping costs. These and other investments are expected to, among other things, provide a seamless and compelling customer experience across the Company’s omnichannel retail platform.

During fiscal 2016, the Company opened a total of 29 new stores and closed 13 stores. The Company plans to continue to actively manage its real estate portfolio in order to permit store sizes, layouts, locations and offerings to evolve over time to optimize market profitability and will renovate or reposition stores within markets when appropriate. During the third quarter of fiscal 2016, the Company’s newest distribution facility in Lewisville, Texas began shipping to customers. In fiscal 2017, the Company expects to open approximately 30 new stores company-wide, including new formats and new markets and close approximately 15 to 20 stores. Additionally, during fiscal 2017, the Company expects to continue to invest in technology related projects, including the deployment of new systems and equipment in its stores, enhancements to the Company’s customer facing digital channels, ongoing investment in its data warehouse and data analytics and the continued development and deployment of a new point of sale system.

During fiscal 2016, 2015 and 2014, including the shares repurchased under an accelerated share repurchase agreement in fiscal 2014, the Company repurchased 12.3 million, 18.4 million and 33.0 million shares, respectively, of its common stock at a total cost of approximately $547.0 million, $1.101 billion and $2.251 billion, respectively. The Company’s share repurchase program may be influenced by several factors, including business and market conditions. The Company reviews its alternatives with respect to its capital structure on an ongoing basis.

During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. Quarterly dividends of $0.125 per share in each quarter, totaling $0.50 per share for fiscal 2016 were declared by the Company’s Board of Directors, of which $0.375 per share was paid in fiscal 2016. Subsequent to the end of the fourth quarter of fiscal 2016, on April 5, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share to be paid on July 18, 2017 to shareholders of record at the close of business on June 16, 2017. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (i) selected statement of earnings data of the Company expressed as a percentage of net sales and (ii) the percentage change in dollar amounts from the prior year in selected statement of earnings data:

	Fiscal Year Ended
	Percentage			Percentage Change
	of Net Sales			from Prior Year
	February 25,	February 27,	February 28,	February 25,	February 27,
	2017	2016	2015	2017	2016

Net sales	100.0%	100.0%	100.0%	0.9%	1.9%

Cost of sales	62.5	61.8	61.1	2.1	3.1

Gross profit	37.5	38.2	38.9	(1.0)	0.0

Selling, general and administrative
expenses	28.2	26.5	25.8	7.4	4.6

Operating profit	9.3	11.7	13.1	(19.8)	(9.0)

Interest expense, net	0.6	0.7	0.4	(20.5)	73.3

Earnings before provision for income
taxes	8.7	11.0	12.7	(19.7)	(11.7)

Provision for income taxes	3.1	4.0	4.6	(21.7)	(11.1)

Net earnings	5.6	7.0	8.1	(18.6)	(12.1)

Net Sales

Net sales in fiscal 2016 increased $111.9 million to $12.216 billion, representing an increase of 0.9% over $12.104 billion of net sales in fiscal 2015, which increased $222.7 million or 1.9% over the $11.881 billion of net sales in fiscal 2014. For fiscal 2016, the increase was attributable to a 1.5% increase in the Company’s non-comparable sales, including One Kings Lane, PMall and new store sales, partially offset by a 0.6% decrease in comparable sales. For fiscal 2015, approximately 55% of the increase was attributable to an increase in comparable sales and the remainder was primarily attributable to an increase in the Company’s new store sales and Linen Holdings.

The decrease in comparable sales for fiscal 2016 was approximately 0.6% as compared with an increase of approximately 1.0% for fiscal 2015. The decrease in comparable sales for fiscal 2016 was due to a decrease in the number of transactions, partially offset by an increase in the average transaction amount. The increase in comparable sales for fiscal 2015 was due to an increase in the average transaction amount, offset by a slight decrease in the number of transactions.

The Company’s comparable sales metric considers sales consummated through all retail channels – in-store, online, with a mobile device or through a customer contact center. Customers today may take advantage of the Company’s omnichannel environment by using more than one channel when making a purchase. The Company believes in an integrated and seamless customer experience. A few examples are: a customer may be assisted by an in-store associate to create a wedding or baby registry, while the guests may ultimately purchase a gift from the Company’s websites; or a customer may research a particular item, and read other customer reviews on the Company’s websites before visiting a store to consummate the actual purchase; or a customer may reserve an item online for in-store pick up; or while in a store, a customer may make the purchase on a mobile device for in home delivery from either a distribution facility, a store or directly from a vendor. In addition, the Company accepts returns in-store without regard to the channel in which the purchase was consummated, therefore resulting in reducing store sales by sales originally consummated through customer facing digital channels. As the Company’s retail operations are integrated and it cannot reasonably track the channel in which the ultimate sale is initiated, the Company can however provide directional information on where the sale was consummated.

For fiscal 2016, comparable sales consummated through customer facing digital channels increased in excess of 20% over the corresponding period in the prior year, while comparable sales consummated in-store declined in the low single-digit percentage range from the corresponding period in the prior year. For fiscal 2015, comparable sales consummated through customer facing digital channels increased in excess of 25%, over the corresponding period in the prior year, while comparable sales consummated in-store declined approximately 1% from the corresponding period in the prior year.

Comparable sales represented $11.701 billion, $11.723 billion and $11.517 billion of net sales for fiscal 2016, 2015 and 2014, respectively.

Sales of domestics merchandise accounted for approximately 36.8%, 35.9% and 35.9% of net sales in fiscal 2016, 2015 and 2014, respectively, of which the Company estimates that bed linens accounted for approximately 11% of net sales in fiscal 2016 and 12% of net sales in fiscal 2015 and 2014, respectively. The remaining net sales in fiscal 2016, 2015 and 2014 of 63.2%, 64.1% and 64.1%, respectively, represented sales of home furnishings. No other individual product category accounted for 10% or more of net sales during fiscal 2016, 2015 or 2014.

Gross Profit

Gross profit in fiscal 2016, 2015 and 2014 was $4.576 billion or 37.5% of net sales, $4.620 billion or 38.2% of net sales and $4.620 billion or 38.9% of net sales, respectively. The decrease in the gross profit margin as a percentage of net sales between fiscal 2016 and 2015 was primarily attributed to, in order of magnitude, an increase in coupon expense, resulting from increases in redemptions and the average coupon amount and an increase in net direct to customer shipping expense. The decrease in the gross profit margin as a percentage of net sales between fiscal 2015 and 2014 was primarily attributed to a decrease in merchandise margin. Also contributing were increases in coupon expense, resulting from an increase in redemptions and a slight increase in the average coupon amount, and net direct to customer shipping expense.

Selling, General and Administrative Expenses

SG&A was $3.441 billion or 28.2% of net sales in fiscal 2016, $3.205 billion or 26.5% of net sales in fiscal 2015 and $3.065 billion or 25.8% of net sales in fiscal 2014. The percentage of net sales increase in SG&A between fiscal 2016 and 2015 was primarily attributable to, in order of magnitude, an increase in payroll and payroll related expense (including salaries), increased advertising expenses, due in part to the growth in digital advertising, and an increase in technology expenses and related depreciation. The percentage of net sales increase in SG&A between fiscal 2015 and 2014 was primarily due to, in order of magnitude, increased technology expenses and related depreciation and increased advertising expenses, due in part to the growth in digital advertising.

Operating Profit

Operating profit for fiscal 2016 was $1.135 billion or 9.3% of net sales, $1.415 billion or 11.7% of net sales in fiscal 2015 and $1.554 billion or 13.1% of net sales in fiscal 2014. The changes in operating profit as a percentage of net sales between fiscal 2016 and 2015 and between fiscal 2015 and 2014 were the result of the reductions in gross profit margin and the increases in SG&A as a percentage of net sales as described above.

The Company believes operating margin compression is likely to continue in fiscal 2017 as a result of several items, including increases in, as a percentage of net sales, coupon expense, net direct to customer shipping expense, payroll and payroll-related expense, and technology expenses, including depreciation related to the Company’s ongoing investments.

Interest Expense, net

Interest expense, net was $69.6 million, $87.5 million and $50.5 million in fiscal 2016, 2015 and 2014, respectively. For fiscal 2016, fiscal 2015 and fiscal 2014, interest expense, net primarily related to interest on the senior unsecured notes issued in July 2014. For fiscal 2016, also included in interest expense, net was a benefit of $11.5 million related to changes in the fair value of the Company’s nonqualified deferred compensation plan (“NQDC”). This benefit was fully offset by a corresponding increase in the NQDC liability recorded in SG&A. These changes resulted in no net impact to the consolidated statement of earnings.

Income Taxes

The effective tax rate was 35.7% for fiscal 2016, 36.6% for fiscal 2015 and 36.3% for fiscal 2014. For fiscal 2016 and fiscal 2014, the tax rate included net benefits of approximately $18.5 million and $20.0 million, respectively, primarily due to the recognition of favorable discrete federal and state tax items. For fiscal 2015, the tax rate included net benefits of approximately $14.8 million, primarily due to the recognition of favorable discrete state tax items.

Potential volatility in the effective tax rate from year to year may occur as the Company is required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit. In addition, the Company anticipates a higher tax rate for fiscal 2017 as a result of the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Share-Based Payment Accounting in the first quarter of fiscal 2017. The effect of this adoption in fiscal 2017 is expected to vary by quarter, with the first quarter effective tax rate modeled to be slightly in excess of forty percent, and does not affect the Company’s cash outflows for income taxes.

GROWTH

In the 24-year period from the beginning of fiscal 1992 to the end of fiscal 2016, the chain has grown from 34 stores to 1,546 stores plus the Company’s interactive platforms, including websites and applications, and distribution facilities. Total store square footage, net of openings and closings, grew from approximately 0.9 million square feet at the beginning of fiscal 1992 to approximately 43.6 million square feet at the end of fiscal 2016.

In addition, as of February 25, 2017, the Company has distribution facilities totaling approximately 7.1 million square feet, supporting the growth of its customer facing digital channels as well as its stores and its institutional sales segment. During the third quarter of fiscal 2016, the Company’s newest distribution facility in Lewisville, Texas, began shipping direct to customers. In fiscal 2017, the Company plans to open a 525,000 square foot distribution facility in Las Vegas, Nevada. The new facility will replace a smaller distribution facility in that area, which will close in late 2017, and provide additional capacity to support the growth of the Company’s customer facing digital channels.

The Company plans to continue to invest in its infrastructure and its operations, including its digital, web and mobile capabilities, to reach its long-term objectives, including providing a better omnichannel experience for its customers. During fiscal 2017, the Company expects company-wide to open approximately 30 new stores, including new formats and new markets, and close approximately 15 to 20 stores. Additionally, in connection with leveraging its merchandise offerings and optimizing its operations, the Company continues to expand, across selected stores, the number of specialty departments such as health and beauty care, baby, specialty food, and beverage. Also, the Company is committed to the continued growth of its merchandise categories and channels and is growing the number of items it is able to have shipped directly to customers from a vendor. The continued growth of the Company is dependent, in part, upon the Company’s ability to execute these and other key initiatives successfully.

The Company has built its management structure with a view towards its growth and believes that, as a result, it has the necessary management depth.

LIQUIDITY AND CAPITAL RESOURCES

The Company has been able to finance its operations, including its growth and acquisitions, substantially through internally generated funds. For fiscal 2017, the Company believes that it can continue to finance its operations, including its growth, cash dividends, planned capital expenditures, debt service obligations and share repurchases, through existing and internally generated funds. In addition, if necessary, the Company could borrow under its $250 million revolving credit facility or the available balances under its lines of credit. Capital expenditures for fiscal 2017 are modeled to be relatively similar to fiscal 2016, subject to the timing and composition of projects, with more than half for information technology projects in support of the Company’s growing omnichannel capabilities. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Fiscal 2016 compared to Fiscal 2015

Net cash provided by operating activities in fiscal 2016 was $1.042 billion, compared with $1.012 billion in fiscal 2015. Year over year, the Company experienced a decrease in cash used in the net components of working capital (primarily merchandise inventories and accounts payable), partially offset by a decrease in net earnings.

Retail inventory, which includes inventory in the Company’s distribution facilities for direct to customer shipments, was approximately $2.9 billion, an increase of approximately 2.2% compared to retail inventory at February 27, 2016. The percentage increase was due, in part, to the growth in the inventory in the Company’s distribution facilities for direct to customer shipments as well as the inventory balances from PMall and One Kings Lane.

Net cash used in investing activities in fiscal 2016 was $491.9 million, compared with $275.6 million in fiscal 2015. In fiscal 2016, net cash used in investing activities was primarily due to $373.6 million of capital expenditures and $201.3 million of payments related to acquisitions, net of acquired cash, partially offset by $86.2 million of redemptions of investment securities. In fiscal 2015, net cash used in investing activities was primarily due to $328.4 million of capital expenditures, partially offset by $52.8 million of redemptions of investment securities, net of purchases.

Net cash used in financing activities for fiscal 2016 was $580.7 million, compared with $1.089 billion in fiscal 2015. The decrease in net cash used in financing activities was primarily due to a decrease in common stock repurchases of $553.6 million partially offset by $55.6 million for the payment of dividends.

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

Other Fiscal 2016 Information

At February 25, 2017, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of August 30, 2017 and February 25, 2018, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During fiscal 2016, the Company did not have any direct borrowings under the uncommitted lines of credit. As of February 25, 2017, there was approximately $14.0 million of outstanding letters of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates. In addition, as of February 25, 2017, the Company maintained unsecured standby letters of credit of $44.9 million, primarily for certain insurance programs.

The Company has a $250 million five year senior unsecured revolving credit facility agreement, expiring in August 2019, with various lenders, and for fiscal 2016 the Company did not have any borrowings.

Between December 2004 and September 2015, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $11.950 billion of the Company’s common stock. Since 2004 through the end of fiscal 2016, the Company has repurchased approximately $10.2 billion of its common stock through share repurchase programs. The Company has approximately $1.7 billion remaining of authorized share repurchases as of February 25, 2017. The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company’s share repurchase program could change, and would be influenced by several factors, including business and market conditions.

During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. Quarterly dividends of $0.125 per share in each quarter, totaling $0.50 per share for fiscal 2016 were declared by the Company’s Board of Directors, of which $0.375 per share was paid in fiscal 2016. Subsequent to the end of the fourth quarter of fiscal 2016, on April 5, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share to be paid on July 18, 2017 to shareholders of record at the close of business on June 16, 2017. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors.

The Company has contractual obligations consisting mainly of principal and interest related to the senior unsecured notes, operating leases for stores, offices, distribution facilities and equipment, purchase obligations, long-term sale/leaseback and capital lease obligations and other long-term liabilities which the Company is obligated to pay as of February 25, 2017 as follows:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Senior unsecured notes (1)	$1,500,000	$-	$-	$-	$1,500,000
Interest on senior unsecured notes (1)	1,620,728	72,477	144,954	144,954	1,258,343
Operating lease obligations (2)	3,326,519	614,148	1,066,053	743,335	902,983
Purchase obligations (3)	1,144,776	1,144,776	-	-	-
Long-term sale/leaseback and capital lease obligations(4)	332,327	10,280	20,685	20,848	280,514
Other long-term liabilities (5)	495,510	-	-	-	-

Total Contractual Obligations	$8,419,860	$1,841,681	$1,231,692	$909,137	$3,941,840

(1)	On July 17, 2014, the Company issued $300 million aggregate principal amount of 3.749% senior unsecured notes due August 1, 2024, $300 million aggregate principal amount of 4.915% senior unsecured notes due August 1, 2034 and $900 million aggregate principal amount of 5.165% senior unsecured notes due August 1, 2044.
(2)	The amounts presented represent the future minimum lease payments under non-cancelable operating leases. In addition to minimum rent, certain of the Company's leases require the payment of additional costs for insurance, maintenance and other costs. These additional amounts are not included in the table of contractual commitments as the timing and/or amounts of such payments are not known. As of February 25, 2017, the Company has leased sites for 42 new or relocated locations planned for opening in fiscal 2017, 2018 or 2019, for which aggregate minimum rental payments over the term of the leases are approximately $251.7 million and are included in the table above.
(3)	Purchase obligations primarily consist of purchase orders for merchandise.
(4)	Long-term sale/leaseback and capital lease obligations represent future minimum lease payments under the sale/leaseback and capital lease agreements.
(5)	Other long-term liabilities are primarily comprised of income taxes payable, deferred rent, workers' compensation and general liability reserves and various other accruals and are recorded as Deferred Rent and Other Liabilities and Income Taxes Payable in the consolidated balance sheet as of February 25, 2017. The amounts associated with these other long-term liabilities have been reflected only in the Total Column in the table above as the timing and / or amount of any cash payment is uncertain.

SEASONALITY

The Company’s business is subject to seasonal influences. Generally, its sales volumes are higher in the calendar months of August, November and December, and lower in February.

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

Goodwill and Other Indefinite Lived Intangible Assets: The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. The Company has not historically recorded an impairment to its goodwill and other indefinite lived intangible assets. As of February 25, 2017, for goodwill related to the North American Retail operating segment and the Institutional Sales operating segment and certain other indefinite lived intangible assets, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these indefinite lived intangible assets did not exceed its carrying value and concluded no such events or circumstances existed which would require an impairment test being performed. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

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

•	The expected life of stock options is estimated based on historical experience.
•	The expected risk free interest rate is based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.
•	Expected volatility is based on the average of historical and implied volatility. The historical volatility is determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards. The implied volatility represents the implied volatility of the Company’s call options, which are actively traded on multiple exchanges, had remaining maturities in excess of twelve months, had market prices close to the exercise prices of the employee stock options and were measured on the stock option grant date.
•	Expected dividend yield is estimated based on anticipated dividend payouts.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment; consumer preferences, spending habits and adoption of new technologies; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; civil disturbances and terrorist acts; unusual weather patterns and natural disasters; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; liquidity; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise and other costs and expenses; potential supply chain disruption due to trade restrictions, political instability, labor disturbances, product recalls, financial or operational instability of suppliers or carriers, and other items; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s plans for new stores; the ability to assess and implement technologies in support of the Company’s development of its omnichannel capabilities; the ability to establish and profitably maintain the appropriate mix of digital and physical presence in the markets it serves; uncertainty in financial markets; disruptions to the Company’s information technology systems including but not limited to security breaches of systems protecting consumer and employee information; reputational risk arising from challenges to the Company’s or a third party supplier’s compliance with various laws, regulations or standards, including those related to labor, health, safety, privacy or the environment; reputational risk arising from third-party merchandise or service vendor performance in direct home delivery or assembly of product for customers; changes to statutory, regulatory and legal requirements, including without limitation proposed changes affecting international trade, changes to, or new tax laws or interpretation of existing tax laws, including without limitation the proposed border adjustment tax; new, or developments in existing, litigation, claims or assessments; changes to, or new, accounting standards; foreign currency exchange rate fluctuations; and the integration of acquired businesses. The Company does not undertake any obligation to update its forward-looking statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of February 25, 2017, the Company’s investments include cash and cash equivalents of approximately $488.3 million and long term investments in auction rate securities of approximately $19.3 million at weighted average interest rates of 0.30% and 0.15%, respectively. The book value of these investments is representative of their fair values.

The Company’s senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of February 25, 2017, the fair value of the senior unsecured notes was $1.418 billion, which is based on quoted prices in active markets for identical instruments compared to the carrying value of approximately $1.500 billion.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

1)	Consolidated Balance Sheets as of February 25, 2017 and February 27, 2016

2)	Consolidated Statements of Earnings for the fiscal years ended February 25, 2017, February 27, 2016 and February 28, 2015

3)	Consolidated Statements of Comprehensive Income for the fiscal years ended February 25, 2017, February 27, 2016 and February 28, 2015

4)	Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 25, 2017, February 27, 2016 and February 28, 2015

5)	Consolidated Statements of Cash Flows for the fiscal years ended February 25, 2017, February 27, 2016 and February 28, 2015

6)	Notes to Consolidated Financial Statements

7)	Reports of Independent Registered Public Accounting Firm

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	February 25,	February 27,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$488,329	$515,573
Short term investment securities	-	86,197
Merchandise inventories	2,905,660	2,848,119
Other current assets	416,755	376,073

Total current assets	3,810,744	3,825,962

Long term investment securities	89,592	71,289
Property and equipment, net	1,837,129	1,725,043
Goodwill	697,085	487,169
Other assets	411,479	380,614

Total assets	$6,846,029	$6,490,077

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,179,088	$1,100,958
Accrued expenses and other current liabilities	484,114	409,445
Merchandise credit and gift card liabilities	309,478	297,930
Current income taxes payable	59,821	58,892

Total current liabilities	2,032,501	1,867,225

Deferred rent and other liabilities	534,677	499,368
Income taxes payable	67,971	72,807
Long term debt	1,491,603	1,491,137

Total liabilities	4,126,752	3,930,537

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	-	-

Common stock - $0.01 par value; authorized - 900,000 shares; issued 339,533 and 337,613 shares, respectively; outstanding 146,274 and 156,690 shares, respectively	3,395	3,377
Additional paid-in capital	1,974,781	1,884,813
Retained earnings	11,003,890	10,394,865
Treasury stock, at cost	(10,215,539)	(9,668,517)
Accumulated other comprehensive loss	(47,250)	(54,998)

Total shareholders' equity	2,719,277	2,559,540

Total liabilities and shareholders' equity	$6,846,029	$6,490,077

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

	Twelve Months Ended

	February 25,	February 27,	February 28,
	2017	2016	2015

Net sales	$12,215,757	$12,103,887	$11,881,176

Cost of sales	7,639,407	7,483,577	7,261,397

Gross profit	4,576,350	4,620,310	4,619,779

Selling, general and administrative expenses	3,441,140	3,205,407	3,065,486

Operating profit	1,135,210	1,414,903	1,554,293

Interest expense, net	69,555	87,458	50,458

Earnings before provision for income taxes	1,065,655	1,327,445	1,503,835

Provision for income taxes	380,547	485,956	546,361

Net earnings	$685,108	$841,489	$957,474

Net earnings per share - Basic	$4.61	$5.15	$5.13
Net earnings per share - Diluted	$4.58	$5.10	$5.07

Weighted average shares outstanding - Basic	148,590	163,257	186,659
Weighted average shares outstanding - Diluted	149,708	165,016	188,880

Dividends declared per share	$0.50	$-	$-

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Twelve Months Ended
	February 25,	February 27,	February 28,
	2017	2016	2015

Net earnings	$685,108	$841,489	$957,474

Other comprehensive income (loss):

Change in temporary impairment of auction rate securities, net of taxes	(351)	1,584	143
Pension adjustment, net of taxes	1,710	(351)	(5,552)
Currency translation adjustment	6,389	(13,918)	(23,057)

Other comprehensive income (loss)	7,748	(12,685)	(28,466)

Comprehensive income	$692,856	$828,804	$929,008

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(in thousands)

	Common Stock		Additional Paid-	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	in Capital	Earnings	Shares	Amount	Loss	Total
Balance at March 1, 2014	334,941	$3,350	$1,673,217	$8,595,902	(129,536)	$(6,317,335)	$(13,847)	$3,941,287

Net earnings				957,474				957,474

Other comprehensive loss, net of tax							(28,466)	(28,466)

Shares sold under employee stock option plans, net of taxes	1,033	10	54,907					54,917

Issuance of restricted shares, net	691	7	(7)					-

Stock-based compensation expense, net			68,408					68,408

Director fees paid in stock	2		167					167

Repurchase of common stock, including fees					(32,953)	(2,250,597)		(2,250,597)
Balance at February 28, 2015	336,667	3,367	1,796,692	9,553,376	(162,489)	(8,567,932)	(42,313)	2,743,190

Net earnings				841,489				841,489

Other comprehensive loss, net of tax							(12,685)	(12,685)

Shares sold under employee stock option plans, net of taxes	255	3	18,944					18,947

Issuance of restricted shares, net	590	6	(6)					-

Payment and vesting of performance stock units	98	1	(1)					-

Stock-based compensation expense, net			69,017					69,017

Director fees paid in stock	3		167					167

Repurchase of common stock, including fees					(18,434)	(1,100,585)		(1,100,585)
Balance at February 27, 2016	337,613	3,377	1,884,813	10,394,865	(180,923)	(9,668,517)	(54,998)	2,559,540

Net earnings				685,108				685,108

Other comprehensive income, net of tax							7,748	7,748

Dividend declared				(76,083)				(76,083)

Shares sold under employee stock option plans, net of taxes	634	6	15,700					15,706

Issuance of restricted shares, net	1,102	11	(11)					-

Payment and vesting of performance stock units	180	1	(1)					-

Stock-based compensation expense, net			74,114					74,114

Director fees paid in stock	4		166					166

Repurchase of common stock, including fees					(12,336)	(547,022)		(547,022)
Balance at February 25, 2017	339,533	$3,395	$1,974,781	$11,003,890	(193,259)	$(10,215,539)	$(47,250)	$2,719,277

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended
	February 25,	February 27,	February 28,
	2017	2016	2015

Cash Flows from Operating Activities:
Net earnings	$685,108	$841,489	$957,474
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	290,914	273,947	239,193
Stock-based compensation	71,911	66,965	66,539
Excess tax benefit from stock-based compensation	(1,483)	(10,370)	(14,561)
Deferred income taxes	24,878	56,997	(22,295)
Other	(1,032)	398	(2,244)
(Increase) decrease in assets, net of effect of acquisitions:
Merchandise inventories	(38,493)	(121,748)	(161,506)
Trading investment securities	(18,780)	(2,270)	(9,530)
Other current assets	(18,464)	(16,171)	19,012
Other assets	(14,480)	(27,904)	(254)
Increase (decrease) in liabilities, net of effect of acquisitions:
Accounts payable	49,458	(48,148)	44,563
Accrued expenses and other current liabilities	(8,586)	6,694	18,494
Merchandise credit and gift card liabilities	11,390	(7,872)	22,520
Income taxes payable	(8,307)	(15,036)	17,656
Deferred rent and other liabilities	17,754	15,213	3,428
Net cash provided by operating activities	1,041,788	1,012,184	1,178,489

Cash Flows from Investing Activities:
Purchase of held-to-maturity investment securities	-	(103,017)	(298,094)
Redemption of held-to-maturity investment securities	86,240	126,875	677,500
Redemption of available-for-sale investment securities	-	28,905	-
Capital expenditures	(373,574)	(328,395)	(330,637)
Investment in unconsolidated joint venture	(3,318)	-	-
Payment for acquisitions, net of cash acquired	(201,277)	-	-
Net cash (used in) provided by investing activities	(491,929)	(275,632)	48,769

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	20,424	9,109	41,197
Proceeds from issuance of senior unsecured notes	-	-	1,500,000
Payment of deferred financing costs	-	-	(10,092)
Payment of other liabilities	-	(7,646)	-
Excess tax benefit from stock-based compensation	1,483	10,370	14,561
Payment of dividends	(55,612)	-	-
Repurchase of common stock, including fees	(547,022)	(1,100,585)	(2,250,597)
Net cash used in financing activities	(580,727)	(1,088,752)	(704,931)

Effect of exchange rate changes on cash and cash equivalents	3,624	(7,801)	(13,269)

Net (decrease) increase in cash and cash equivalents	(27,244)	(360,001)	509,058

Cash and cash equivalents:
Beginning of period	515,573	875,574	366,516
End of period	$488,329	$515,573	$875,574

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Bed Bath & Beyond Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

A. Nature of Operations

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is an omnichannel retailer which operates under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, “CTS”), Harmon, Harmon Face Values or Face Values (collectively, “Harmon”), buybuy BABY and World Market, Cost Plus World Market or Cost Plus (collectively, “Cost Plus World Market”). Customers can purchase products from the Company either in-store, online, with a mobile device or through a customer contact center. The Company generally has the ability to have customer purchases picked up in-store or shipped direct to the customer from the Company’s distribution facilities, stores or vendors. In addition, the Company operates Of a Kind, an e-commerce website that features specially commissioned, limited edition items from emerging fashion and home designers, which was acquired in the second quarter of fiscal 2015. The Company purchased One Kings Lane, an online authority in home décor and design, offering a unique collection of select home goods, designer and vintage items, during the second quarter of fiscal 2016; PersonalizationMall.com (“PMall”), an industry-leading online retailer of personalized products, during the third quarter of fiscal 2016; and certain assets of Chef Central, a retailer of kitchenware, cookware and homeware items catering to cooking and baking enthusiasts, during the fourth quarter of fiscal 2016. (See “Acquisitions,” Note 2). The Company also operates Linen Holdings, a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, healthcare and other industries. Additionally, the Company is a partner in a joint venture which operates eight retail stores in Mexico under the name Bed Bath & Beyond.

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under U.S. generally accepted accounting principles and therefore is not a reportable segment. Net sales outside of the U.S. for the Company were not material for fiscal 2016, 2015 and 2014.

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings, consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 36.8% and 63.2% of net sales, respectively, for fiscal 2016 and approximately 35.9% and 64.1% of net sales, respectively for fiscal 2015 and 2014. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

B. Fiscal Year

The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2016, fiscal 2015 and fiscal 2014 represented 52 weeks and ended on February 25, 2017, February 27, 2016 and February 28, 2015, respectively.

C. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company accounts for its investment in the joint venture under the equity method.

Certain reclassifications have been made to the fiscal 2015 consolidated balance sheet to conform to the fiscal 2016 consolidated balance sheet presentation, as well as to the fiscal 2014 consolidated statement of cash flows to conform to the fiscal 2016 and 2015 consolidated statements of cash flows presentation.

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

E. Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $86.6 million and $89.4 million as of February 25, 2017 and February 27, 2016, respectively.

F. Investment Securities

Investment securities consist primarily of auction rate securities, which are securities with interest rates that reset periodically through an auction process. Auction rate securities are classified as available-for-sale and are stated at fair value, which had historically been consistent with cost or par value due to interest rates which reset periodically, typically every 7, 28 or 35 days. As a result, there generally were no cumulative gross unrealized holding gains or losses relating to these auction rate securities. However, beginning in mid-February 2008 due to market conditions, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities, and affect their estimated fair values at February 25, 2017 and February 27, 2016, but do not affect the underlying collateral of the securities. (See “Fair Value Measurements,” Note 3 and “Investment Securities,” Note 4). All income from these investments is recorded as interest income. In fiscal 2015, the Company also had investments in U.S. Treasury Bills with remaining maturities of less than one year. The U.S. Treasury Bills are classified as short term held-to-maturity securities and are stated at their amortized cost which approximates fair value.

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

H. Property and Equipment

Property and equipment are stated at cost and are depreciated primarily using the straight-line method over the estimated useful lives of the assets (forty years for buildings; five to twenty years for furniture, fixtures and equipment; and three to ten years for computer equipment and software). Leasehold improvements are amortized using the straight-line method over the lesser of their estimated useful life or the life of the lease. Depreciation expense is primarily included within selling, general and administrative expenses.

The cost of maintenance and repairs is charged to earnings as incurred; significant renewals and betterments are capitalized. Maintenance and repairs amounted to $131.6 million, $130.9 million and $120.3 million for fiscal 2016, 2015 and 2014, respectively.

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

J. Goodwill and Other Indefinite Lived Intangible Assets

The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available, including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. The Company has not historically recorded an impairment to its goodwill and other indefinite lived intangible assets. As of February 25, 2017, for goodwill related to the North American Retail operating segment and the Institutional Sales operating segment and certain other indefinite lived intangible assets, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these indefinite lived intangible assets did not exceed its carrying value and concluded no such events or circumstances existed which would require an impairment test being performed. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

Included within other assets in the accompanying consolidated balance sheets as of February 25, 2017 and February 27, 2016, respectively, are $305.3 million and $291.4 million for indefinite lived tradenames and trademarks.

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

L. Deferred Rent

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the term of the lease beginning as of the date the Company obtained possession of the leased premises. Deferred rent amounted to $80.3 million and $77.3 million as of February 25, 2017 and February 27, 2016, respectively.

Cash or lease incentives (“tenant allowances”) received pursuant to certain store leases are recognized on a straight-line basis as a reduction to rent over the lease term. The unamortized portion of tenant allowances is included in deferred rent and other liabilities. The unamortized portion of tenant allowances amounted to $119.4 million and $119.8 million as of February 25, 2017 and February 27, 2016, respectively.

M. Shareholders’ Equity

The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

Between December 2004 and September 2015, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $11.950 billion of the Company’s shares of common stock. On July 17, 2014, the Company entered into an accelerated share repurchase agreement (“ASR”) with an investment bank to repurchase an aggregate $1.1 billion of the Company’s common stock. The ASR was completed in December 2014. The total number of shares repurchased under the ASR was 16.8 million shares at a weighted average share price of $65.41. Since 2004 through the end of fiscal 2016, the Company has repurchased approximately $10.2 billion of its common stock through share repurchase programs, which include the shares repurchased under the ASR. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock and performance stock unit awards.

During fiscal 2016, the Company repurchased approximately 12.3 million shares of its common stock at a total cost of approximately $547.0 million. During fiscal 2015 the Company repurchased approximately 18.4 million shares of its common stock at a total cost of approximately $1.101 billion. During fiscal 2014, including the shares repurchased under the ASR, the Company repurchased approximately 33.0 million shares of its common stock at a total cost of approximately $2.251 billion. The Company has approximately $1.7 billion remaining of authorized share repurchases as of February 25, 2017.

The Company’s Board of Directors authorized a quarterly dividend program and declared quarterly dividends of $0.125 per share in each quarter of fiscal 2016, totaling $0.50 per share for fiscal 2016. Subsequent to the end of the fourth quarter of fiscal 2016, on April 5, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share to be paid on July 18, 2017 to shareholders of record at the close of business on June 16, 2017. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors.

Cash dividends, if any, are accrued as a liability on the Company’s consolidated balance sheets and recorded as a decrease to additional paid-in capital when declared.

N. Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The Company’s investment securities consist primarily of auction rate securities, which are stated at their approximate fair value. In fiscal 2015, the Company also had investments in U.S. Treasury securities, which are stated at amortized cost. The book value of the financial instruments, excluding the Company’s long term debt, is representative of their fair values (See “Fair Value Measurements,” Note 3). The fair value of the Company’s long term debt is approximately $1.418 billion, as of February 25, 2017 which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.500 billion.

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

Q. Vendor Allowances

The Company receives allowances from vendors in the normal course of business for various reasons including direct cooperative advertising, purchase volume and reimbursement for other expenses. Annual terms for each allowance include the basis for earning the allowance and payment terms, which vary by agreement. All vendor allowances are recorded as a reduction of inventory cost, except for direct cooperative advertising allowances which are specific, incremental and identifiable. The Company recognizes purchase volume allowances as a reduction of the cost of inventory in the quarter in which milestones are achieved. Advertising costs were reduced by direct cooperative allowances of $37.4 million, $31.7 million and $25.6 million for fiscal 2016, 2015 and 2014, respectively.

R. Store Opening, Expansion, Relocation and Closing Costs

Store opening, expansion, relocation and closing costs, including markdowns, asset residual values and projected occupancy costs, are charged to earnings as incurred.

S. Advertising Costs

Expenses associated with direct response advertising are expensed over the period during which the sales are expected to occur, generally four to seven weeks, and all other expenses associated with store advertising are charged to earnings as incurred. Net advertising costs amounted to $381.1 million, $338.1 million and $308.4 million for fiscal 2016, 2015 and 2014, respectively.

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

Stock-based awards of approximately 4.4 million, 2.6 million and 1.7 million shares were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive for fiscal 2016, 2015 and 2014, respectively.

W. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This guidance requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This guidance deferred the effective date of ASU 2014-09 for one year from the original effective date. In accordance with the deferral, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In 2016, the FASB issued several amendments to clarify various aspects of the implementation guidance. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company does not expect to adopt this ASU until required, and has not yet selected the transition method. The Company is in the process of analyzing its revenue streams and quantifying the effects, if any, to the areas discussed above, and currently does not expect the adoption of this standard will have a material impact on its consolidated financial position, results of operations, or cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires an entity to present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Costs associated with line-of-credit arrangements may continue to be recorded as deferred assets. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. ASU 2015-03 must be adopted retrospectively to each prior reporting period presented. The Company adopted this guidance at the beginning of the first quarter of fiscal 2016 and reclassified debt issuance costs from other assets to long term debt on a retrospective basis. The adoption of this guidance and prior fiscal year reclassifications did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance requires an entity to classify deferred tax assets and liabilities as noncurrent assets and liabilities on the balance sheet. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption permitted. ASU 2015-17 can be adopted either prospectively or retrospectively to each prior reporting period presented. The Company will adopt this ASU in the first quarter of fiscal 2017. The adoption of this guidance is not expected to have a significant effect on the Company's consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity's leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. ASU 2016-02 must be adopted using a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures, but expects that it will result in a significant increase in the assets and liabilities recorded on the consolidated balance sheet.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 requires, on a prospective basis, recognition of excess tax benefits and tax deficiencies (resulting from an increase or decrease in the fair value of an award from grant date to the vesting or exercise date) in the provision for income taxes as a discrete item in the period in which they occur. The ASU will also change the classification of excess tax benefits from a financing activity to an operating activity in the Company’s consolidated statements of cash flows. In addition, ASU 2016-09 allows companies to make an accounting policy election to either estimate expected forfeitures or account for them as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company will adopt this ASU in the first quarter of fiscal 2017. The Company is currently evaluating the adoption of this guidance on its consolidated financial position, results of operations and cash flows. However, the Company currently expects the change relating to excess tax benefits or deficiencies will introduce increased volatility to the provision for income taxes, as the recognition of these amounts are dependent on exercise patterns which are inherently unpredictable.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of identifiable assets, the set of assets would not represent a business. Also, in order to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. Under the update, fewer sets of assets are expected to be considered businesses. ASU 2017-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The adoption of this guidance is not expected to have a significant effect on the Company's consolidated financial position, results of operations, or cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure the amount of impairment loss, if any, under the second step of the current goodwill impairment test. Under the update, the goodwill impairment loss would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of this guidance is not expected to have a significant effect on the Company's consolidated financial position, results of operations, or cash flows.

2. ACQUISITIONS

During the second quarter of fiscal 2015, the Company acquired Of a Kind, Inc., an e-commerce website that features specially commissioned, limited edition items from emerging fashion and home designers. Since the date of acquisition, the results of Of a Kind’s operations, which were not material, have been included in the Company’s results of operations for the fiscal years ended February 25, 2017 and February 27, 2016. Of a Kind is included in the North American Retail operating segment.

On June 14, 2016, the Company acquired One Kings Lane, Inc., an online authority in home décor and design, offering a unique collection of select home goods, designer and vintage items. Since the date of acquisition, the results of One Kings Lane’s operations, which were not material, have been included in the Company’s results of operations for the fiscal year ended February 25, 2017. One Kings Lane is included in the North American Retail operating segment.

On November 23, 2016, the Company acquired PersonalizationMall.com, LLC, an industry-leading online retailer of personalized products, for an aggregate purchase price of approximately $189.4 million. Since the date of acquisition, the result of PMall’s operations, which were not material, have been included in the results of operations for the fiscal year ended February 25, 2017 and no proforma disclosure of financial information has been presented. PMall is included in the North American Retail operating segment.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for PMall. The Company is in the process of finalizing the valuation of certain assets acquired and liabilities assumed; thus, the amounts below are subject to change until the anniversary of the acquisition.

(in millions)	As of November 23, 2016

Current assets	$15.1
Property and equipment and other non-current assets	15.1
Goodwill	178.1
Intangible assets	12.0
Total assets acquired	220.3

Accounts payable and other liabilities	(30.9)

Total net assets acquired	$189.4

Included within intangible assets above is approximately $10.0 million for tradenames, which is not subject to amortization. The tradenames and goodwill are expected to be deductible for tax purposes.

On January 27, 2017, the Company acquired certain assets including the brand, website and certain intellectual property assets and assumed certain contractual obligations of Chef Central, a retailer of kitchenware, cookware and homeware items catering to cooking and baking enthusiasts. Since the date of acquisition, the results of Chef Central’s operations, which were not material, have been included in the Company’s results of operations for the fiscal year ended February 25, 2017. Chef Central is included in the North American Retail operating segment. (See “Transactions and Balances with Related Parties,” Note 8).

Subsequent to the end of fiscal 2016, the Company acquired Decorist, Inc., an online interior design platform that provides personalized home design services. The acquisition had no effect on the Company’s fiscal 2016 results since the transaction occurred during fiscal 2017. The Company believes the benefit of this acquisition will not have a material effect on the overall results or financial condition of the Company for fiscal 2017.

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

As of February 25, 2017, the Company’s financial assets utilizing Level 1 inputs include long term trading investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 4).

4. INVESTMENT SECURITIES

The Company’s investment securities as of February 25, 2017 and February 27, 2016 are as follows:

(in millions)	February 25, 2017	February 27, 2016
Available-for-sale securities:
Long term	$19.3	$19.8

Trading securities:
Long term	70.3	51.5

Held-to-maturity securities:
Short term	-	86.2
Total investment securities	$89.6	$157.5

Auction Rate Securities

As of February 25, 2017 and February 27, 2016, the Company’s long term available-for-sale investment securities represented approximately $20.3 million par value of auction rate securities, consisting of preferred shares of closed end municipal bond funds, less temporary valuation adjustments of approximately $1.0 million and $0.5 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings.

In fiscal 2015, approximately $30.7 million of these securities were tendered at a price of approximately 94% of par value for which the Company incurred a realized loss of approximately $1.8 million, which is included within interest expense, net in the consolidated statement of earnings for fiscal 2015.

U.S. Treasury Securities

As of February 25, 2017, the Company had no short term held-to-maturity securities. As of February 27, 2016, the Company’s short term held-to-maturity securities included approximately $86.2 million of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation).

Long Term Trading Investment Securities

The Company’s long term trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $70.3 million and $51.5 million as of February 25, 2017 and February 27, 2016, respectively.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	February 25,	February 27,
(in thousands)	2017	2016

Land and buildings	$579,514	$567,602
Furniture, fixtures and equipment	1,332,038	1,240,181
Leasehold improvements	1,454,749	1,341,596
Computer equipment and software	1,290,690	1,106,812
	4,656,991	4,256,191

Less: Accumulated depreciation	(2,819,862)	(2,531,148)
Property and equipment, net	$1,837,129	$1,725,043

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

The Notes were issued under an indenture (the “Base Indenture”), as supplemented by a first supplemental indenture (together, with the Base Indenture, the “Indenture”), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of February 25, 2017.

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

Revolving Credit Agreement

The Company has a $250 million five year senior unsecured revolving credit facility agreement (“Revolver”), expiring in August 2019, with various lenders. For fiscal 2016 and 2015, the Company did not have any borrowings under the Revolver.

Borrowings under the Revolver accrue interest at either (1) a fluctuating rate equal to the greater of the prime rate, as defined in the Revolver, the Federal Funds Rate plus 0.50%, or one-month LIBOR plus 1.0% and, in each case, plus an applicable margin based upon the Company’s leverage ratio which is calculated quarterly, (2) a periodic fixed rate equal to LIBOR plus an applicable margin based upon the Company’s leverage ratio which is calculated quarterly or (3) an agreed upon fixed rate. In addition, a commitment fee is assessed, which is included in interest expense, net in the consolidated statement of earnings. The Revolver contains customary affirmative and negative covenants and also requires the Company to maintain a minimum leverage ratio. The Company was in compliance with all covenants related to the Revolver as of February 25, 2017.

Deferred financing costs associated with the Notes and the Revolver of approximately $10.1 million were capitalized. In the accompanying consolidated balance sheets, the deferred financing costs are included in long term debt, net of amortization, for the Notes and are included in other assets, net of amortization, for the Revolver. These deferred financing costs for the Notes and the Revolver are being amortized over the term of each of the Notes and the term of the Revolver and such amortization is included in interest expense, net in the consolidated statement of earnings. Interest expense related to the Notes and the Revolver, including the commitment fee and the amortization of the deferred financing costs, was approximately $73.4 million for fiscal 2016, $73.0 million for fiscal 2015 and $44.9 million for the period from July 17, 2014 through February 28, 2015.

Lines of Credit

At February 25, 2017, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of August 30, 2017 and February 25, 2018, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During fiscal 2016 and 2015, the Company did not have any direct borrowings under the uncommitted lines of credit. As of February 25, 2017, there was approximately $14.0 million of outstanding letters of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates. In addition, as of February 25, 2017, the Company maintained unsecured standby letters of credit of $44.9 million, primarily for certain insurance programs.

7. PROVISION FOR INCOME TAXES

The components of the provision for income taxes are as follows:

	FISCAL YEAR ENDED
(in thousands)	February 25, 2017	February 27, 2016	February 28, 2015

Current:
Federal	$313,571	$389,039	$504,154
State and local	42,101	39,991	64,486
	355,672	429,030	568,640

Deferred:
Federal	20,295	42,592	(18,245)
State and local	4,580	14,334	(4,034)
	24,875	56,926	(22,279)
	$380,547	$485,956	$546,361

At February 25, 2017 and February 26, 2016, included in other current assets is a net current deferred income tax asset of $218.9 million and $201.5 million, respectively, and included in deferred rent and other liabilities is a net noncurrent deferred income tax liability of $23.4 million and $2.4 million, respectively. These amounts represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities consist of the following:

	February 25,	February 27,
(in thousands)	2017	2016

Deferred tax assets:
Inventories	$33,120	$30,470
Deferred rent and other rent credits	73,577	74,182
Insurance	60,789	51,238
Stock-based compensation	41,715	39,417
Nonqualified deferred compensation plan	27,857	21,688
Merchandise credits and gift card liabilities	63,031	66,496
Accrued expenses	57,401	46,226
Obligations on distribution facilities	40,363	40,704
Net operating loss carryforwards and other tax credits	18,186	22,253
Other	84,232	69,088

Deferred tax liabilities:
Depreciation	(137,144)	(104,781)
Goodwill	(69,127)	(62,252)
Intangibles	(82,688)	(81,150)
Other	(15,843)	(14,525)
	$195,469	$199,054

At February 25, 2017, the Company has federal net operating loss carryforwards of $9.6 million (tax effected), which will begin expiring in 2025, state net operating loss carryforwards of $4.5 million (tax effected), which will expire between 2016 and 2031, California state enterprise zone credit carryforwards of $3.1 million (tax effected), which will expire in 2023, but require taxable income in the enterprise zone to be realizable and other tax credits of $1.0 million (tax effected).

The Company has not established a valuation allowance for the net deferred tax asset as it is considered more likely than not that it is realizable through a combination of future taxable income and the deductibility of future net deferred tax liabilities.

The following table summarizes the activity related to the gross unrecognized tax benefits from uncertain tax positions:

	February 25,	February 27,
(in thousands)	2017	2016

Balance at beginning of year	$72,807	$79,985

Increase related to current year positions	14,491	16,662
Increase related to prior year positions	413	2,104
Decrease related to prior year positions	(4,202)	(14,698)
Settlements	-	(5,865)
Lapse of statute of limitations	(7,094)	(5,381)

Balance at end of year	$76,415	$72,807

Gross unrecognized tax benefits are classified in non-current income taxes payable (or a contra deferred tax asset) on the consolidated balance sheet for uncertain tax positions taken (or expected to be taken) on a tax return. As of February 25, 2017 and February 27, 2016, approximately $76.3 million and $72.7 million, respectively, of gross unrecognized tax benefits would impact the Company’s effective tax rate. As of February 25, 2017 and February 27, 2016, the liability for gross unrecognized tax benefits included approximately $8.1 million and $10.5 million, respectively, of accrued interest. The Company recorded a decrease of interest of approximately $2.4 million and $2.5 million, respectively, for the years ended February 25, 2017 and February 27, 2016 for gross unrecognized tax benefits in the consolidated statement of earnings.

The Company anticipates that any adjustments to gross unrecognized tax benefits which will impact income tax expense, due to the expiration of statutes of limitations, could be approximately $3 to $4 million in the next twelve months. However, actual results could differ from those currently anticipated.

As of February 25, 2017, the Company operated in all 50 states, the District of Columbia, Puerto Rico, Canada and several other international countries and files income tax returns in the United States and various state, local and international jurisdictions. The Company is open to examination for state and local jurisdictions with varying statutes of limitations, generally ranging from three to five years.

For fiscal 2016, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 3.25%, provision for uncertain tax positions of 0.28% and other income tax benefits of 2.82%. For fiscal 2015, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 3.07%, provision for uncertain tax positions of 0.07% and other income tax benefits of 1.53%. For fiscal 2014, the effective tax rate is comprised of the Federal statutory income tax rate of 35.00%, the State income tax rate, net of Federal benefit, of 3.01%, provision for uncertain tax positions of 0.04% and other income tax benefits of 1.72%.

8. TRANSACTIONS AND BALANCES WITH RELATED PARTIES

In fiscal 2002, the Company had an interest in certain life insurance policies on the lives of its Co-Chairmen and their spouses. The Company’s interest in these policies was equivalent to the net premiums paid by the Company. The agreements relating to the Company’s interest in the life insurance policies on the lives of its Co-Chairmen and their spouses were terminated in fiscal 2003. Upon termination in fiscal 2003, the Co-Chairmen paid to the Company $5.4 million, representing the total amount of premiums paid by the Company under the agreements and the Company was released from its contractual obligation to make substantial future premium payments. In order to confer a benefit to its Co-Chairmen in substitution for the aforementioned terminated agreements, the Company has agreed to pay to the Co-Chairmen, at a future date, an aggregate amount of $4.2 million, which is included in accrued expenses and other current liabilities as of February 25, 2017 and February 27, 2016.

On January 27, 2017, the Company acquired certain assets including the brand, website and certain intellectual property assets and assumed certain contractual obligations of Chef Central, a retailer of kitchenware, cookware and homeware items catering to cooking and baking enthusiasts. Ron Eisenberg, the son of Warren Eisenberg, the Company’s Co-Chairman, was the founder and owner of Chef Central, and joined the Company as an employee to build Chef Central branded stores or departments. Mr. Eisenberg brought more than 30 years of specialty retail experience and the transaction also added knowledgeable and talented associates to the Company with great culinary retailing expertise. Warren Eisenberg recused himself from Board of Director deliberations relating to the transaction (See “Acquisitions,” Note 2).

9. LEASES

The Company leases retail stores, as well as distribution facilities, offices and equipment, under agreements expiring at various dates through 2042. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial in fiscal 2016, 2015 and 2014), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

As of February 25, 2017, future minimum lease payments under non-cancelable operating leases were as follows:

Operating
(in thousands)	Leases
Fiscal Year:
2017	$614,148
2018	563,682
2019	502,371
2020	419,526
2021	323,809
Thereafter	902,983
Total future minimum lease payments	$3,326,519

Expenses for all operating leases were $582.2 million, $568.1 million and $566.0 million for fiscal 2016, 2015 and 2014, respectively.

As of February 25, 2017 and February 27, 2016, the capital lease obligations were approximately $5.1 million and $6.5 million, respectively, for which the current and long-term portions are included within accrued expenses and other current liabilities and deferred rent and other liabilities, respectively, in the consolidated balance sheet. Monthly minimum lease payments are accounted for as principal and interest payments. Interest expense for all capital leases was $0.4 million, $0.4 million and $0.5 million for fiscal 2016, 2015 and 2014, respectively. The minimum capital lease payments, including interest, by fiscal year are: $1.0 million in fiscal 2017, $0.9 million in fiscal 2018, $0.9 million in fiscal 2019, $0.8 million in fiscal 2020, $0.7 million in fiscal 2021 and $2.1 million thereafter.

The Company has financing obligations, related to two sale/leaseback agreements, which approximated the discounted fair value of the minimum lease payments, had a residual fair value at the end of the lease term and are being amortized over the term of the respective agreements, including option periods, of 32 and 37 years. As of February 25, 2017 and February 27, 2016, the sale/leaseback financing obligations were approximately $103.3 million and $104.0 million, respectively, for which the current and long-term portions are included within accrued expenses and other current liabilities and deferred rent and other liabilities, respectively, in the consolidated balance sheet. Monthly lease payments are accounted for as principal and interest payments (at approximate annual interest rates of 7.2% and 10.6%). These sale/leaseback financing obligations, excluding the residual fair value at the end of the lease term, mature as follows: $0.7 million in fiscal 2017, $0.8 million in fiscal 2018, $0.8 million in fiscal 2019, $0.9 million in fiscal 2020, $0.9 million in fiscal 2021 and $77.4 million thereafter.

10. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company has five defined contribution savings plans covering all eligible employees of the Company (“the Plans”). Participants of the Plans may defer annual pre-tax compensation subject to statutory and Plan limitations. In addition, a certain percentage of an employee’s contributions are matched by the Company and vest over a specified period of time, subject to certain statutory and Plan limitations. The Company’s match was approximately $15.2 million, $13.9 million and $13.2 million for fiscal 2016, 2015 and 2014, respectively, which was expensed as incurred.

Nonqualified Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan (“NQDC”) for the benefit of employees who are defined by the Internal Revenue Service as highly compensated. Participants of the NQDC may defer annual pre-tax compensation subject to statutory and plan limitations. In addition, a certain percentage of an employee’s contributions may be matched by the Company and vest over a specified period of time, subject to certain plan limitations. The Company’s match was approximately $0.5 million, $0.6 million and $0.7 million in fiscal 2016, 2015 and 2014, respectively, which was expensed as incurred.

Changes in the fair value of the trading securities related to the NQDC and the corresponding change in the associated liability are included within interest income and selling, general and administrative expenses respectively, in the consolidated statements of earnings. Historically, these changes have resulted in no net impact to the consolidated statements of earnings.

Defined Benefit Plan

The Company has a non-contributory defined benefit pension plan for the CTS employees, hired on or before July 31, 2003, who meet specified age and length-of-service requirements. The benefits are based on years of service and the employee’s compensation up until retirement. The Company recognizes the overfunded or underfunded status of the pension plan as an asset or liability in its statement of financial position and recognizes changes in the funded status in the year in which the changes occur. For the years ended February 25, 2017, February 27, 2016 and February 28, 2015, the net periodic pension cost was not material to the Company’s results of operations. The Company has a $19.3 million and $20.4 million liability, which is included in deferred rent and other liabilities as of February 25, 2017 and February 27, 2016, respectively. In addition, as of February 25, 2017 and February 27, 2016, the Company recognized a loss of $4.7 million, net of taxes of $3.0 million, and a loss of $6.5 million, net of taxes of $4.2 million, respectively, within accumulated other comprehensive loss.

11. COMMITMENTS AND CONTINGENCIES

The Company maintains employment agreements with its Co-Chairmen, which extend through May 26, 2017. The agreements provide for a base salary (which may be increased by the Board of Directors), termination payments, postretirement benefits and other terms and conditions of employment. In addition, the Company maintains employment agreements with other executives which provide for severance pay and, in some instances, certain other supplemental retirement benefits.

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

12. SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of $364.4 million, $442.4 million and $554.4 million in fiscal 2016, 2015 and 2014, respectively. In addition, the Company had interest payments of approximately $81.4 million, $81.5 million and $48.2 million in fiscal 2016, 2015 and 2014, respectively.

The Company recorded an accrual for capital expenditures of $59.0 million, $51.7 million and $57.8 million as of February 25, 2017, February 27, 2016 and February 28, 2015, respectively.

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

Stock-based compensation expense for the fiscal year ended February 25, 2017, February 27, 2016 and February 28, 2015 was approximately $71.9 million ($46.3 million after tax or $0.31 per diluted share), approximately $67.0 million ($42.4 million after tax or $0.26 per diluted share) and approximately $66.5 million ($42.4 million after tax or $0.22 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the years ended February 25, 2017 and February 27, 2016 was approximately $2.2 million and $2.1 million, respectively.

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

Stock Options

Stock option grants are issued at fair market value on the date of grant and generally become exercisable in either three or five equal annual installments beginning one year from the date of grant for options issued since May 10, 2010, and beginning one to three years from the date of grant for options issued prior to May 10, 2010, in each case, subject, in general to the recipient remaining in the Company’s service on specified vesting dates. Option grants expire eight years after the date of grant. All option grants are nonqualified. As of February 25, 2017, unrecognized compensation expense related to the unvested portion of the Company’s stock options was $21.0 million, which is expected to be recognized over a weighted average period of 2.9 years.

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	FISCAL YEAR ENDED
Black-Scholes Valuation Assumptions (1)	February 25, 2017	February 27, 2016	February 28, 2015

Weighted Average Expected Life (in years) (2)	6.6	6.7	6.6
Weighted Average Expected Volatility (3)	26.96%	27.59%	28.31%
Weighted Average Risk Free Interest Rates (4)	1.46%	1.93%	2.11%
Expected Dividend Yield (5)	1.10%	-	-

(1)	Forfeitures are estimated based on historical experience.
(2)	The expected life of stock options is estimated based on historical experience.
(3)	Expected volatility is based on the average of historical and implied volatility. The historical volatility is determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards. The implied volatility represents the implied volatility of the Company’s call options, which are actively traded on multiple exchanges, had remaining maturities in excess of twelve months, had market prices close to the exercise prices of the employee stock options and were measured on the stock option grant date.
(4)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.
(5)	Expected dividend yield is estimated based on anticipated dividend payouts.

Changes in the Company’s stock options for the fiscal year ended February 25, 2017 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	3,838	$54.43
Granted	703	45.53
Exercised	(635)	31.94
Forfeited or expired	-	-
Options outstanding, end of period	3,906	$56.48
Options exercisable, end of period	2,262	$55.02

The weighted average fair value for the stock options granted in fiscal 2016, 2015 and 2014 was $11.87, $23.12 and $20.96, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of February 25, 2017 was 4.0 years and $4.6 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable as of February 25, 2017 was 2.6 years and $4.6 million, respectively. The total intrinsic value for stock options exercised during fiscal 2016, 2015 and 2014 was $9.0 million, $8.7 million and $33.5 million, respectively.

Net cash proceeds from the exercise of stock options for fiscal 2016 were $20.4 million and the net associated income tax benefit was $0.4 million.

Restricted Stock

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test for the fiscal year of grant and, assuming achievement of the performance-based test, time vesting, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. The Company recognizes compensation expense related to these awards based on the assumption that the performance-based test will be achieved. Vesting of restricted stock awarded to the Company’s other employees is based solely on time vesting. As of February 25, 2017, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock awards was $132.7 million, which is expected to be recognized over a weighted average period of 4.1 years.

Changes in the Company’s restricted stock for the fiscal year ended February 25, 2017 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	3,230	$62.71
Granted	1,287	44.83
Vested	(834)	55.13
Forfeited	(191)	59.29
Unvested restricted stock, end of period	3,492	$58.12

Performance Stock Units

Performance stock units (“PSUs”) are issued and measured at fair market value on the date of grant. Vesting of PSUs awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test during a one-year period from the date of grant and during a three-year period from the date of grant and, assuming achievement of the performance-based test, time vesting over periods of up to four years, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. Performance during the one-year period will be based on Earnings Before Interest and Taxes (“EBIT”) margin relative to a peer group of the Company and performance during the three-year period will be based on Return on Invested Capital (“ROIC”) relative to such peer group. The awards based on EBIT margin and ROIC range from a floor of zero to a cap of 150% of target achievement. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the assumption that 100% of the target award will be achieved. The Company evaluates the target assumption on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of February 25, 2017, unrecognized compensation expense related to the unvested portion of the Company’s performance stock units was $23.7 million, which is expected to be recognized over a weighted average period of 1.8 years.

Changes in the Company’s PSUs for the fiscal year ended February 25, 2017 were as follows:

(Shares in thousands)	Number of Performance Stock Units	Weighted Average Grant-Date Fair Value
Unvested performance stock units, beginning of period	627	$67.15
Granted	566	45.53
Vested	(179)	66.53
Forfeited	-	-
Unvested performance stock units, end of period	1,014	$55.19

14. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	FISCAL 2016 QUARTER ENDED				FISCAL 2015 QUARTER ENDED
(in thousands, except per share data)	May 28, 2016	August 27, 2016	November 26, 2016	February 25, 2017	May 30, 2015	August 29, 2015	November 28, 2015	February 27, 2016

Net sales	$2,738,084	$2,988,235	$2,955,484	$3,533,954	$2,738,495	$2,995,469	$2,952,031	$3,417,892
Gross profit	1,023,592	1,116,893	1,092,774	1,343,091	1,044,133	1,140,950	1,115,311	1,319,916
Operating profit	213,026	280,973	211,283	429,928	273,269	350,194	292,858	498,582
Earnings before provision for income taxes	196,711	262,774	193,029	413,141	253,368	325,141	274,806	474,130
Provision for income taxes	74,092	95,439	66,605	144,411	94,917	123,463	96,990	170,586
Net earnings	$122,619	$167,335	$126,424	$268,730	$158,451	$201,678	$177,816	$303,544
EPS-Basic (1)	$0.81	$1.12	$0.86	$1.86	$0.94	$1.22	$1.10	$1.93
EPS-Diluted (1)	$0.80	$1.11	$0.85	$1.84	$0.93	$1.21	$1.09	$1.91
Dividends declared per share	$0.125	$0.125	$0.125	$0.125	$-	$-	$-	$-

(1) Net earnings per share ("EPS") amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Bed Bath & Beyond Inc.:

We have audited the accompanying consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries as of February 25, 2017 and February 27, 2016, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 25, 2017. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bed Bath & Beyond Inc. and subsidiaries as of February 25, 2017 and February 27, 2016, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 25, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 25, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 25, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
April 25, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Bed Bath & Beyond Inc.:

We have audited Bed Bath & Beyond Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of February 25, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing in Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 25, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Bed Bath & Beyond Inc. acquired One Kings Lane, Inc. on June 14, 2016 and PersonalizationMall.com, LLC on November 23, 2016 (the “Acquired Companies”), and management excluded from its assessment of the effectiveness of Bed Bath & Beyond Inc.’s internal control over financial reporting as of February 25, 2017, the Acquired Companies’ internal control over financial reporting associated with total assets and total net sales of less than 5% of the Company’s total assets and total net sales included in the consolidated financial statements of Bed Bath & Beyond Inc. as of and for the fiscal year ended February 25, 2017. Our audit of internal control over financial reporting of Bed Bath & Beyond Inc. also excluded an evaluation of the internal control over financial reporting of the Acquired Companies.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries as of February 25, 2017 and February 27, 2016, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended February 25, 2017, and our report dated April 25, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
April 25, 2017

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Based on their evaluation as of February 25, 2017, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives, and our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of February 25, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), released in 2013, Internal Control-Integrated Framework.

Pursuant to the Securities and Exchange Commission’s guidance, a recently acquired business may be omitted from the scope of the assessment of the effectiveness of internal control over financial reporting in the year of acquisition, and therefore the recently acquired businesses, as described in “Acquisitions,” Note 2 to the consolidated financial statements, have been excluded. Both total assets and total net sales of the acquired businesses are less than 5% of our total assets and total net sales as of February 25, 2017.

Our management has concluded that, as of February 25, 2017, our internal control over financial reporting is effective based on these criteria.

(c) Attestation Report of the Independent Registered Public Accounting Firm

KPMG LLP issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended February 25, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Directors of the Company

Information relative to Directors of the Company is set forth under the section captioned “Election of Directors” in the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders (“the Proxy Statement”) and is incorporated herein by reference.

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

The following table provides certain information as of February 25, 2017 with respect to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	5,105,402 (2)	$56.48(3)	15,169,455
Equity compensation plans not approved by shareholders	-	-	-
Total (4)	5,105,402 (2)	$56.48 (3)	15,169,455

(1)	These plans consist of the Company’s 2004 Incentive Compensation Plan and the 2012 Incentive Compensation Plan, which amended and restated the 2004 Incentive Compensation Plan.
(2)	This amount includes 1,199,285 shares that may be issued upon the vesting of performance stock units granted under the 2012 Incentive Compensation Plan, which represents the estimated maximum number of shares that may be issued upon the vesting of the performance stock units. This amount also includes 3,906,117 of stock options outstanding.
(3)	The weighted-average exercise price solely takes into account outstanding stock options as other outstanding awards under the 2004 Incentive Compensation Plan and the 2012 Incentive Compensation Plan do not have an exercise price.
(4)	Any shares of common stock that are subject to awards of options or stock appreciation rights under the 2012 Incentive Compensation Plan shall be counted against the aggregate number of shares of common stock that may be issued as one share for every share issued. Any shares of common stock that are subject to awards other than options or stock appreciation rights, including restricted stock awards and performance stock units, shall be counted against this limit as 2.20 shares for every share granted.

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

For the Fiscal Years Ended February 25, 2017, February 27, 2016 and February 28, 2015.

Schedule II – Valuation and Qualifying Accounts

(a) (3)	Exhibits

The exhibits to this Report are listed in the Exhibit Index included elsewhere herein.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BED BATH & BEYOND INC.

By:	/s/ Steven H. Temares
Steven H. Temares
Chief Executive Officer
April 25, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Warren Eisenberg	Co-Chairman and Director	April 25, 2017
Warren Eisenberg

/s/ Leonard Feinstein	Co-Chairman and Director	April 25, 2017
Leonard Feinstein

/s/ Steven H. Temares	Chief Executive Officer	April 25, 2017
Steven H. Temares	and Director

/s/ Susan E. Lattmann	Chief Financial Officer and Treasurer	April 25, 2017
Susan E. Lattmann	(Principal Financial and Accounting Officer)

/s/ Dean S. Adler	Director	April 25, 2017
Dean S. Adler

/s/ Stanley Barshay	Director	April 25, 2017
Stanley Barshay

/s/ Geraldine Elliott	Director	April 25, 2017
Geraldine Elliott

/s/ Klaus Eppler	Director	April 25, 2017
Klaus Eppler

/s/ Patrick R. Gaston	Director	April 25, 2017
Patrick R. Gaston

/s/ Jordan Heller	Director	April 25, 2017
Jordan Heller

/s/ Victoria A. Morrison	Director	April 25, 2017
Victoria A. Morrison

Bed Bath & Beyond Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Fiscal Years Ended February 25, 2017, February 27, 2016, and February 28, 2015

(amounts in millions)

Column A	Column B	Column C	Column C	Column D	Column E

	Balance at	Additions	Additions	Adjustments	Balance at
	Beginning of	Charged to	Charged to	and/or	End of
Description	Period	Income	Other Accounts	Deductions	Period
Sales Returns and Allowance

Year Ended:
February 25, 2017	$44.5	$666.4	$1.6 (1)	$667.1	$45.4
February 27, 2016	45.0	693.3	-	693.8	44.5
February 28, 2015	45.0	715.7	-	715.7	45.0

(1)	Principally due to acquistions during the fiscal year ended February 25, 2017.

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

10.46*	Amendment dated as of February 26, 2014 to Amended and Restated Employment Agreement between the Company and Leonard Feinstein, dated as of December 31, 2008, as previously amended as of June 29, 2010 and August 13, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on February 28, 2014)

10.47*	Form of Standard Performance Unit Agreement under 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 9, 2014)

10.48*	Employment Agreement between the Company and Susan E. Lattmann (dated as of October 6, 2014) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on October 8, 2014)

10.49*	Form of Performance Stock Unit Agreement under 2012 Incentive Compensation Plan (effective 2015) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on July 8, 2015)

10.50*	Amended and Restated Nonqualified Deferred Compensation Plan (effective January 1, 2016) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on July 6, 2016)

10.51*	Amended and Restated Nonqualified Deferred Compensation Plan (effective January 1, 2008) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on July 6, 2016)

10.52*	Form of Performance Stock Unit Agreement under 2012 Incentive Compensation Plan (effective 2016) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Commission on July 6, 2016)

10.53*	Letter agreement dated February 7, 2017 between the Company and Warren Eisenberg (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on February 9, 2017)

10.54*	Letter agreement dated February 7, 2017 between the Company and Leonard Feinstein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on February 9, 2017)

21**	Subsidiaries of the Company

23**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

______________________

*	This is a management contract or compensatory plan or arrangement.
**	Filed herewith.

