Form 10-Q
period 2017-05-27
BED BATH & BEYOND INC
filed 2017-06-30
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended May 27, 2017

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 27, 2017
Common Stock - $0.01 par value	144,729,975

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

 (unaudited)

	May 27, 2017	February 25, 2017

Assets
Current assets:
Cash and cash equivalents	$469,320	$488,329
Merchandise inventories	2,962,936	2,905,660
Other current assets	217,917	197,912

Total current assets	3,650,173	3,591,901

Long term investment securities	96,121	89,592
Property and equipment, net	1,817,594	1,837,129
Goodwill	707,643	697,085
Other assets	604,270	606,948

Total assets	$6,875,801	$6,822,655

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,178,811	$1,179,088
Accrued expenses and other current liabilities	509,501	484,114
Merchandise credit and gift card liabilities	319,496	309,478
Current income taxes payable	117,211	59,821

Total current liabilities	2,125,019	2,032,501

Deferred rent and other liabilities	520,040	511,303
Income taxes payable	66,431	67,971
Long term debt	1,491,719	1,491,603

Total liabilities	4,203,209	4,103,378

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	-	-

Common stock - $0.01 par value; authorized - 900,000 shares; issued 341,276 and 339,533, respectively; outstanding 144,730 and 146,274 shares, respectively	3,413	3,395
Additional paid-in capital	2,006,939	1,974,781
Retained earnings	11,057,826	11,003,890
Treasury stock, at cost; 196,546 and 193,259 shares, respectively	(10,342,863)	(10,215,539)
Accumulated other comprehensive loss	(52,723)	(47,250)

Total shareholders' equity	2,672,592	2,719,277

Total liabilities and shareholders' equity	$6,875,801	$6,822,655

See accompanying Notes to Consolidated Financial Statements.

 BED BATH & BEYOND INC. AND SUBSIDIARIES

 Consolidated Statements of Earnings

 (in thousands, except per share data)

 (unaudited)

	Three Months Ended

	May 27, 2017	May 28, 2016

Net sales	$2,742,141	$2,738,084

Cost of sales	1,742,026	1,714,492

Gross profit	1,000,115	1,023,592

Selling, general and administrative expenses	853,104	810,566

Operating profit	147,011	213,026

Interest expense, net	16,580	16,315

Earnings before provision for income taxes	130,431	196,711

Provision for income taxes	55,148	74,092

Net earnings	$75,283	$122,619

Net earnings per share - Basic	$0.53	$0.81
Net earnings per share - Diluted	$0.53	$0.80

Weighted average shares outstanding - Basic	141,331	152,157
Weighted average shares outstanding - Diluted	142,141	153,752

Dividends declared per share	$0.150	$0.125

See accompanying Notes to Consolidated Financial Statements.

 BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

 (in thousands, unaudited)

	Three Months Ended
	May 27, 2017	May 28, 2016

Net earnings	$75,283	$122,619

Other comprehensive (loss) income:

Change in temporary impairment of auction rate securities, net of taxes	166	(276)
Pension adjustment, net of taxes	199	241
Currency translation adjustment	(5,838)	7,363

Other comprehensive (loss) income	(5,473)	7,328

Comprehensive income	$69,810	$129,947

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Three Months Ended

	May 27, 2017	May 28, 2016

Cash Flows from Operating Activities:

Net earnings	$75,283	$122,619
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	74,912	70,445
Stock-based compensation	21,490	20,748
Deferred income taxes	(6,571)	4,153
Other	555	(479)
Increase in assets, net of effect of acquisitions:
Merchandise inventories	(59,916)	(71,933)
Trading investment securities	(6,256)	(7,515)
Other current assets	(20,146)	(32,502)
Other assets	(631)	(11,946)
Increase (decrease) in liabilities, net of effect of acquisitions:
Accounts payable	24,567	66,260
Accrued expenses and other current liabilities	25,591	42,631
Merchandise credit and gift card liabilities	10,172	8,319
Income taxes payable	55,805	(4,932)
Deferred rent and other liabilities	9,779	3,300

Net cash provided by operating activities	204,634	209,168

Cash Flows from Investing Activities:

Redemption of held-to-maturity investment securities	-	63,742
Capital expenditures	(80,760)	(89,455)
Payment for acquisition, net of cash acquired	(4,344)	-

Net cash used in investing activities	(85,104)	(25,713)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	10,161	19,246
Payment of dividends	(18,161)	-
Repurchase of common stock, including fees	(127,324)	(178,124)

Net cash used in financing activities	(135,324)	(158,878)

Effect of exchange rate changes on cash and cash equivalents	(3,215)	4,119

Net (decrease) increase in cash and cash equivalents	(19,009)	28,696

Cash and cash equivalents:

Beginning of period	488,329	515,573
End of period	$469,320	$544,269

 See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of May 27, 2017 and February 25, 2017 and the results of its operations, comprehensive income and cash flows for the three months ended May 27, 2017 and May 28, 2016, respectively.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by U.S. generally accepted accounting principles (“GAAP”). Reference should be made to Bed Bath & Beyond Inc.'s Annual Report on Form 10-K for the fiscal year ended February 25, 2017 for additional disclosures, including a summary of the Company's significant accounting policies, and to subsequently filed Forms 8-K.

Certain reclassifications have been made to the fiscal 2016 consolidated balance sheet and statement of cash flows to conform to the fiscal 2017 consolidated balance sheet and statement of cash flows presentation.

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under GAAP and therefore is not a reportable segment. Net sales outside of the U.S. for the Company were not material for the three months ended May 27, 2017 and May 28, 2016.

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings, consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 36.2% and 63.8% of net sales, respectively, for the three months ended May 27, 2017 and approximately 36.6% and 63.4% of net sales, respectively, for the three months ended May 28, 2016.

As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

2) Acquisitions

On June 13, 2016, the Company acquired One Kings Lane, Inc., an online authority in home décor and design, offering a unique collection of select home goods, designer and vintage items. Since the date of acquisition, the results of One Kings Lane’s operations, which were not material, have been included in the Company’s results of operations and no proforma disclosure of financial information has been presented. One Kings Lane is included in the North American Retail operating segment.

On November 23, 2016, the Company acquired PersonalizationMall.com, LLC (“PMall”), an industry-leading online retailer of personalized products, for an aggregate purchase price of approximately $189.4 million. Since the date of acquisition, the result of PMall’s operations, which were not material, have been included in the Company’s results of operations and no proforma disclosure of financial information has been presented. PMall is included in the North American Retail operating segment.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for PMall. The Company is in the process of finalizing the valuation of certain assets acquired and liabilities assumed; thus, the amounts below are subject to change until the anniversary of the acquisition.

(in millions)	As of November 23, 2016

Current assets	$15.1
Property and equipment and other non-current assets	9.3
Goodwill	185.5
Intangible assets	10.4
Total assets acquired	220.3

Accounts payable and other liabilities	(30.9)

Total net assets acquired	$189.4

Included within intangible assets above is approximately $10.0 million for tradenames, which is not subject to amortization. The tradenames and goodwill are expected to be deductible for tax purposes.

On January 27, 2017, the Company acquired certain assets including the brand, website and certain intellectual property assets and assumed certain contractual obligations of Chef Central, a retailer of kitchenware, cookware and homeware items catering to cooking and baking enthusiasts. Since the date of acquisition, the results of Chef Central’s operations, which were not material, have been included in the Company’s results of operations and no proforma disclosure of financial information has been presented. Chef Central is included in the North American Retail operating segment.

On March 6, 2017, the Company acquired Decorist, Inc., an online interior design platform that provides personalized home design services. Since the date of acquisition, the results of Decorist’s operations, which were not material, have been included in the Company’s results of operations for the three months ended May 27, 2017, and no proforma disclosure of financial information has been presented. Decorist is included in the North American Retail operating segment.

3) Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance requires an entity to classify deferred tax assets and liabilities as noncurrent assets and liabilities on the balance sheet. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption permitted. ASU 2015-17 can be adopted either prospectively or retrospectively to each prior reporting period presented. At the beginning of the first quarter of fiscal 2017, the Company adopted this guidance retrospectively, which resulted in decreases to other current assets of $218.8 million and deferred rent and other liabilities of $23.4 million and an increase to other assets of $195.5 million as of February 25, 2017.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 requires, on a prospective basis, recognition of excess tax benefits and tax deficiencies (resulting from an increase or decrease in the fair value of an award from grant date to the vesting or exercise date) in the provision for income taxes as a discrete item in the period in which they occur. The ASU also changes the classification of excess tax benefits from a financing activity to an operating activity in the Company’s consolidated statements of cash flows. In addition, ASU 2016-09 allows companies to make an accounting policy election to either estimate expected forfeitures or account for them as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company adopted ASU 2016-09 during the first quarter of fiscal 2017. During the three months ended May 27, 2017, the Company recognized in income tax expense a discrete tax expense of $7.6 million related to tax deficiencies. Additionally, the Company elected to account for forfeitures as an estimate of the number of awards that are expected to vest, which is consistent with its accounting policy prior to adoption of ASU 2016-09. The Company adopted the provisions of ASU 2016-09 related to changes in the consolidated statements of cash flows on a retrospective basis. As such, excess tax benefits are now classified as an operating activity in the Company’s Consolidated Statements of Cash Flows instead of as a financing activity. As a result, excess tax benefits of $1.3 million for the three months ended May 28, 2016 were reclassified from financing activities to operating activities. ASU 2016-09 also requires that the value of shares withheld from employees upon vesting of stock awards in order to satisfy any applicable tax withholding requirements is presented within financing activities in the Company’s Consolidated Statements of Cash Flows, which is consistent with the Company’s historical presentation, and therefore had no impact to the Company.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This guidance deferred the effective date of ASU 2014-09 for one year from the original effective date. In accordance with the deferral, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In 2016, the FASB issued several amendments to clarify various aspects of the implementation guidance. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company does not expect to adopt this ASU until required, and has not yet selected the transition method. The Company is in the process of analyzing its revenue streams and quantifying the effects, if any, to the areas discussed above, and currently does not expect the adoption of this standard will have a material impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity's leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. ASU 2016-02 must be adopted using a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures, but expects that it will result in a significant increase in the assets and liabilities recorded on the consolidated balance sheet.

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

4) Fair Value Measurements

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

As of May 27, 2017, the Company’s financial assets utilizing Level 1 inputs included long term trading investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 6).

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The Company’s investment securities include auction rate securities, which are stated at their approximate fair value. The book value of the financial instruments, excluding the Company’s long term debt, is representative of their fair values. The fair value of the Company’s long term debt is approximately $1.407 billion as of May 27, 2017, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.500 billion.

5) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $100.6 million and $86.6 million as of May 27, 2017 and February 25, 2017, respectively.

6) Investment Securities

The Company’s investment securities as of May 27, 2017 and February 25, 2017 are as follows:

(in millions)	May 27, 2017	February 25, 2017
Available-for-sale securities:
Long term	$19.5	$19.3

Trading securities:
Long term	76.6	70.3
Total investment securities	$96.1	$89.6

Auction Rate Securities

As of May 27, 2017 and February 25, 2017, the Company’s long term available-for-sale investment securities represented approximately $20.3 million par value of auction rate securities consisting of preferred shares of closed end municipal bond funds, less temporary valuation adjustments of approximately $0.8 million and $1.0 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings.

Long Term Trading Investment Securities

The Company’s long term trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $76.6 million and $70.3 million as of May 27, 2017 and February 25, 2017, respectively.

7) Property and Equipment

As of May 27, 2017 and February 25, 2017, included in property and equipment, net is accumulated depreciation of approximately $2.9 billion and $2.8 billion, respectively.

8) Long Term Debt

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

The Notes were issued under an indenture (the “Base Indenture”), as supplemented by a first supplemental indenture (together, with the Base Indenture, the “Indenture”), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of May 27, 2017.

Revolving Credit Agreement

The Company has a $250 million five year senior unsecured revolving credit facility agreement (“Revolver”), expiring in August 2019, with various lenders. During the three months ended May 27, 2017, the Company did not have any borrowings under the Revolver.

The Revolver contains customary affirmative and negative covenants and also requires the Company to maintain a minimum leverage ratio. The Company was in compliance with all covenants related to the Revolver as of May 27, 2017.

Deferred financing costs associated with the Notes and the Revolver of approximately $10.1 million were capitalized. In the accompanying Consolidated Balance Sheets, the deferred financing costs are included in long term debt, net of amortization, for the Notes and are included in other assets, net of amortization, for the Revolver. These deferred financing costs for the Notes and the Revolver are being amortized over the term of each of the Notes and the term of the Revolver and such amortization is included in interest expense, net in the Consolidated Statements of Earnings. Interest expense related to the Notes and the Revolver, including the commitment fee and the amortization of deferred financing costs, was approximately $18.2 million and $18.7 million for the three months ended May 27, 2017 and May 28, 2016, respectively.

Lines of Credit

At May 27, 2017, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of August 30, 2017 and February 25, 2018, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first three months of fiscal 2017, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

9) Shareholders’ Equity

The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

Between December 2004 and September 2015, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $11.950 billion of its shares of common stock. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock and performance stock unit awards. In the first three months of fiscal 2017, the Company repurchased approximately 3.3 million shares of its common stock for a total cost of approximately $127.3 million, bringing the aggregate total of common stock repurchased to approximately 196.5 million shares for a total cost of approximately $10.3 billion since the initial authorization in December 2004. The Company has approximately $1.6 billion remaining of authorized share repurchases as of May 27, 2017.

During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. Quarterly dividends of $0.125 per share in each quarter, totaling $0.50 per share for fiscal 2016 were declared by the Company’s Board of Directors, of which $0.375 per share was paid in fiscal 2016. On April 5, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share to be paid on July 18, 2017 to shareholders of record at the close of business on June 16, 2017. Subsequent to the end of the first quarter of fiscal 2017, on June 22, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share to be paid on October 17, 2017 to shareholders of record as of the close of business on September 15, 2017. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors.

Cash dividends, if any, are accrued as a liability on the Company’s consolidated balance sheets and recorded as a decrease to additional paid-in capital when declared.

10) Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense, net of estimated forfeitures, in its consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards, stock options and performance stock units. The Company’s restricted stock awards are considered nonvested share awards.

Stock-based compensation expense for the three months ended May 27, 2017 and May 28, 2016 was approximately $21.5 million ($12.4 after tax or $0.09 per diluted share) and $20.7 million ($12.9 million after tax or $0.08 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for both the three months ended May 27, 2017 and May 28, 2016 was approximately $0.5 million.

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

Stock Options

Stock option grants are issued at fair market value on the date of grant and generally become exercisable in either three or five equal annual installments beginning one year from the date of grant for options issued since May 10, 2010, and beginning one to three years from the date of grant for options issued prior to May 10, 2010, in each case, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Option grants expire eight years after the date of grant. All option grants are nonqualified. As of May 27, 2017, unrecognized compensation expense related to the unvested portion of the Company’s stock options was $25.0 million, which is expected to be recognized over a weighted average period of 3.7 years.

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	Three Months Ended
Black-Scholes Valuation Assumptions (1)	May 27, 2017	May 28, 2016

Weighted Average Expected Life (in years) (2)	6.7	6.6
Weighted Average Expected Volatility (3)	26.49%	26.96%
Weighted Average Risk Free Interest Rates (4)	2.17%	1.46%
Expected Dividend Yield (5)	1.60%	1.10%

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

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

(5) Expected dividend yield is estimated based on anticipated dividend payouts.

Changes in the Company’s stock options for the three months ended May 27, 2017 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	3,906	$56.48
Granted	694	37.50
Exercised	(359)	28.33
Forfeited or expired	-	-
Options outstanding, end of period	4,241	$55.76
Options exercisable, end of period	2,441	$60.38

The weighted average fair value for the stock options granted during the first three months of fiscal 2017 and 2016 was $9.50 and $11.87, respectively. The weighted average remaining contractual term for options outstanding as of May 27, 2017 was 4.82 years and the aggregate intrinsic value was $0. The weighted average remaining contractual term for options exercisable as of May 27, 2017 was 3.35 years and the aggregate intrinsic value was $0. The total intrinsic value for stock options exercised during the first three months of fiscal 2017 and 2016 was $3.9 and $8.3 million, respectively.

Net cash proceeds from the exercise of stock options for the first three months of fiscal 2017 were $10.2 and the net associated income tax expense was $0.2 million.

Restricted Stock

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock is based solely on time vesting. As of May 27, 2017, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock awards was $160.8 million, which is expected to be recognized over a weighted average period of 4.9 years.

Changes in the Company’s restricted stock for the three months ended May 27, 2017 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	3,492	$58.12
Granted	1,118	37.59
Vested	(527)	60.96
Forfeited	(50)	53.16
Unvested restricted stock, end of period	4,033	$52.12

Performance Stock Units

Performance stock units (“PSUs”) are issued and measured at fair market value on the date of grant. Vesting of PSUs awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test during a one-year period from the date of grant and during a three-year period from the date of grant and, assuming achievement of the performance-based test, time vesting over periods of up to four years, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. Performance during the one-year period will be based on Earnings Before Interest and Taxes (“EBIT”) margin relative to a peer group of the Company and performance during the three-year period will be based on Return on Invested Capital (“ROIC”) or a combination of EBIT margin and ROIC relative to such peer group. The awards based on EBIT margin and ROIC range from a floor of zero to a cap of 150% of target achievement. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the assumption that 100% of the target award will be achieved. The Company evaluates the target assumption on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of May 27, 2017, unrecognized compensation expense related to the unvested portion of the Company’s performance stock units was $41.2 million, which is expected to be recognized over a weighted average period of 2.2 years.

Changes in the Company’s PSUs for the three months ended May 27, 2017 were as follows:

(Shares in thousands)	Number of Performance Stock Units	Weighted Average Grant-Date Fair Value
Unvested performance stock units, beginning of period	1,014	$55.19
Granted	660	37.50
Vested	(322)	57.28
Forfeited	-	-
Unvested performance stock units, end of period	1,352	$46.06

11) Earnings per Share

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

Stock-based awards for the three months ended May 27, 2017 and May 28, 2016 of approximately 7.2 million and 4.7 million, respectively were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

12) Supplemental Cash Flow Information

The Company paid income taxes of $8.7 million and $75.2 million in the first three months of fiscal 2017 and 2016, respectively. In addition, the Company had interest payments of approximately $2.2 million in the first three months of fiscal 2017 and 2016.

The Company recorded an accrual for capital expenditures of $34.1 million and $29.1 million as of May 27, 2017 and May 28, 2016, respectively. In addition, the Company recorded an accrual for dividends payable of $23.6 million and $19.4 million as of May 27, 2017 and May 26, 2016, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is an omnichannel retailer selling a wide assortment of domestics merchandise and home furnishings which operates under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, “CTS”), Harmon, Harmon Face Values, or Face Values (collectively, “Harmon”), buybuy BABY (“Baby”) and World Market, Cost Plus World Market, or Cost Plus (collectively, “Cost Plus World Market”). Customers can purchase products either in-store, online, with a mobile device or through a customer contact center. The Company generally has the ability to have customer purchases picked up in-store or shipped direct to the customer from the Company’s distribution facilities, stores or vendors. In addition, the Company operates Of a Kind, an e-commerce website that features specially commissioned, limited edition items from emerging fashion and home designers; One Kings Lane, an authority in home décor and design, offering a unique collection of select home goods, designer and vintage items; PersonalizationMall.com (“PMall”), an industry-leading online retailer of personalized products; Chef Central, a retailer of kitchenware, cookware and homeware items catering to cooking and baking enthusiasts; and Decorist, an online interior design platform that provides personalized home design services. The Company also operates Linen Holdings, a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, healthcare and other industries. Additionally, the Company is a partner in a joint venture which operates eight retail stores in Mexico under the name Bed Bath & Beyond.

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under U.S. generally accepted accounting principles and therefore is not a reportable segment.

The Company’s mission is to be trusted by its customers as the expert for the home and heart-felt life events. These include certain life events that evoke strong emotional connections such as getting married, moving to a new home, having a baby, going to college and decorating a room, which the Company supports through its wedding and baby registries, new mover and student life programs, and its design consultation services. The Company’s strategy is based on building and delivering a strong foundation of differentiated products, and services and solutions, while driving operational excellence.

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

The integration of retail store and customer facing digital channels allows the Company to provide its customers with a seamless shopping experience. In-store purchases are primarily fulfilled from that store’s inventory, or may also be shipped to a customer from one of the Company’s distribution facilities, from a vendor, or from another store. Online purchases, including web and mobile, can be shipped to a customer from the Company’s distribution facilities, directly from vendors, or from a store. The Company’s customers can also choose to pick up online orders in a store, as well as return online purchases to a store. Customers can also make online purchases through one of the Company’s customer contact centers and in-store through The Beyond Store, the Company’s proprietary, web-based platform. These capabilities allow the Company to better serve customers across various channels.

By focusing on the Company’s mission and remaining grounded in its customer-centric culture, along with maintaining strong financial discipline, the Company believes it will strengthen its position as the customer’s first choice for the home and heart-felt life events and continue to achieve long-term success.

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

The results of operations for the quarter ended May 27, 2017 include Decorist since the date of acquisition, March 6, 2017.

The following represents an overview of the Company’s financial performance for the periods indicated:

•	For the three months ended May 27, 2017, the Company’s net sales were $2.742 billion, an increase of approximately 0.1% as compared with the three months ended May 28, 2016.

•	Comparable sales for the three months ended May 27, 2017 decreased by approximately 2.0% as compared to a decrease of approximately 0.5% for the three months ended May 28, 2016. For the three months ended May 27, 2017, comparable sales consummated through customer facing digital channels increased in excess of 20% over the corresponding period in the prior year, while comparable sales consummated in-store declined in the mid-single-digit percentage range.

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

Sales consummated on a mobile device while physically in a store location are recorded as customer facing digital channel sales. Customer orders taken in-store by an associate through The Beyond Store, the Company’s proprietary, web-based platform are recorded as in-store sales. Customer orders reserved online and picked up in a store are recorded as in-store sales. In-store sales are reduced by sales originally consummated from customer facing digital channels and subsequently returned in-store.

Stores relocated or expanded are excluded from comparable sales if the change in square footage would cause meaningful disparity in sales over the prior period. In the case of a store to be closed, such store’s sales are not considered comparable once the store closing process has commenced. One Kings Lane is excluded from the comparable sales calculation for the three months ended May 27, 2017 and will continue to be excluded until a point following the anniversary of the acquisition, after the currently in process re-platforming of One King Lane’s systems and integration of its support services have been in place for a period of time such that there would be a meaningful comparison in One Kings Lane’s sales over the prior period. PMall, Chef Central and Decorist are also excluded from the comparable sales calculation for the three months ended May 27, 2017 and will continue to be excluded until after the anniversary of the respective acquisition. Linen Holdings is excluded from the comparable sales calculations and will continue to be excluded on an ongoing basis as it represents non-retail activity.

•	Gross profit for the three months ended May 27, 2017 was $1.000 billion, or 36.5% of net sales, compared with $1.024 billion, or 37.4% of net sales, for the three months ended May 28, 2016.

•	Selling, general and administrative expenses (“SG&A”) for the three months ended May 27, 2017 were $853.1 million, or 31.1% of net sales, compared with $810.6 million, or 29.6% of net sales, for the three months ended May 28, 2016.

•	Interest expense, net for the three months ended May 27, 2017 was $16.6 million compared with $16.3 million for the three months ended May 28, 2016.

•	The effective tax rate for the three months ended May 27, 2017 was 42.3% compared with 37.7% for the three months ended May 28, 2016. For the three months ended May 27, 2017, the effective tax rate included the effect of the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Share-Based Payment Accounting, which increased the tax rate by approximately 5.9%, and increased income tax expense by approximately $7.6 million. Also, the tax rates included discrete tax items resulting in net benefits of approximately $2.0 million and $0.5 million, respectively, for the three months ended May 27, 2017 and May 28, 2016.

•	For the three months ended May 27, 2017, net earnings per diluted share were $0.53 ($75.3 million) as compared with net earnings per diluted share of $0.80 ($122.6 million) for the three months ended May 28, 2016. The decrease in net earnings per diluted share for the three months ended May 27, 2017 is the result of the decrease in net earnings due to the items described above, partially offset by the impact of the Company’s repurchases of its common stock. The adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Share-Based Payment Accounting, in the first quarter of fiscal 2017 had an unfavorable impact of approximately $0.05 per diluted share.

Capital expenditures for the three months ended May 27, 2017 and May 28, 2016 were $80.8 million and $89.5 million, respectively. In the first three months of fiscal 2017, more than 40% of the capital expenditures were for technology projects, including investments in the Company’s digital capabilities, and the development and deployment of new systems and equipment in its stores. The remaining capital expenditures were primarily related to investments in stores, the Company’s new Las Vegas distribution facility, and its new customer contact center in Florida. The Company continues to review and prioritize its capital needs and remains committed to making the required investments in its infrastructure to help position the Company for continued growth and success.

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

During the three months ended May 27, 2017, the Company opened 1 new store and closed 1 store. The Company plans to continue to actively manage its real estate portfolio in order to permit store sizes, layouts, locations and offerings to evolve over time to optimize market profitability and will renovate or reposition stores within markets when appropriate. Over the past several years, the Company’s pace of its store openings has slowed, and the Company has increased the number of store closings. If the Company cannot reach acceptable terms with its landlords as leases come up for renewal, the Company would expect the pace of store closings to increase as a result of its assumptions regarding bricks and mortar store traffic in future years as well as the continuation of the Company’s market optimization strategy. Additionally, the Company expects to continue to invest in technology related projects, including the deployment of new systems and equipment in its stores, enhancements to the Company’s customer facing digital channels, ongoing investment in its data warehouse and data analytics and the continued development and deployment of a new point of sale system.

During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. Quarterly dividends of $0.125 per share in each quarter, totaling $0.50 per share for fiscal 2016 were declared by the Company’s Board of Directors, of which $0.375 per share was paid in fiscal 2016. On April 5, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share to be paid on July 18, 2017 to shareholders of record at the close of business on June 16, 2017. Subsequent to the end of the first quarter of fiscal 2017, on June 22, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share to be paid on October 17, 2017 to shareholders of record as of the close of business on September 15, 2017. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors.

During the three months ended May 27, 2017 and May 28, 2016, the Company repurchased approximately 3.3 million and 3.8 million shares, respectively, of its common stock at a total cost of approximately $127.3 million and $178.1 million, respectively. The Company’s share repurchase program may be influenced by several factors, including business and market conditions. The Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Results of Operations

Net Sales

Net sales for the three months ended May 27, 2017 were $2.742 billion, an increase of $4.1 million or approximately 0.1% compared with net sales of $2.738 billion for the corresponding quarter last year, due to an increase of approximately 2.1% in the Company’s non-comparable sales including PMall, One Kings Lane and new stores, largely offset by a decrease of approximately 2.0% in comparable sales.

The decrease in comparable sales for the three months ended May 27, 2017 was approximately 2.0% as compared to a decrease of approximately 0.5% for the three months ended May 28, 2016. The decrease in comparable sales for the three months ended May 27, 2017 was due to a decrease in the number of transactions in stores, partially offset by an increase in the average transaction amount.

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

For the three months ended May 27, 2017, comparable sales consummated through customer facing digital channels increased in excess of 20% over the corresponding period in the prior year, while comparable sales consummated in-store declined in the mid-single-digit percentage range.

For the three months ended May 27, 2017, comparable sales represented $2.613 billion of net sales. For the three months ended May 28, 2016, comparable sales represented $2.651 billion.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 36.2% and 63.8% of net sales, respectively, for the three months ended May 27, 2017 and approximately 36.6% and 63.4% of net sales for the three months ended May 28, 2016.

Gross Profit

Gross profit for the three months ended May 27, 2017 was $1.000 billion, or 36.5% of net sales, compared with $1.024 billion, or 37.4% of net sales, for the three months ended May 28, 2016. The decrease in the gross profit margin as a percentage of net sales for the three months ended May 27, 2017 was primarily attributed to, in order of magnitude, an increase in net direct to customer shipping expense as a result, in part, of the bedbathandbeyond.com free shipping threshold of $29 for the entire first quarter of fiscal 2017 as compared to $49 for approximately half of the first quarter of fiscal 2016 and an increase in coupon expense, resulting from an increase in redemptions partially offset by a decrease in the average coupon amount. The inclusion of One Kings Lane reduced gross profit margin as a percentage of net sales by approximately 4 basis points, while the inclusion of PMall improved gross profit margin by approximately 16 basis points.

Selling, General and Administrative Expenses

SG&A for the three months ended May 27, 2017 was $853.1 million, or 31.1% of net sales, compared with $810.6 million, or 29.6% of net sales, for the three months ended May 28, 2016. The increase in SG&A, as a percentage of net sales was primarily attributable to, in order of magnitude, an increase in advertising expenses, due in part to the growth in digital advertising, payroll and payroll related items (including salaries) and an increase in technology expenses and related depreciation. The inclusion of One Kings Lane and PMall increased SG&A, as a percentage of net sales, by approximately 28 and 5 basis points, respectively.

Operating Profit

Operating profit for the three months ended May 27, 2017 was $147.0 million, or 5.4% of net sales, compared with $213.0 million, or 7.8% of net sales, during the comparable period last year. The changes in operating profit as a percentage of net sales were the result of the reductions in gross profit margin and the increases in SG&A as a percentage of net sales as described above.

The Company believes operating margin compression is likely to continue in fiscal 2017 as a result of several items, including increases in, as a percentage of net sales, coupon expense, net direct to customer shipping expense, payroll and payroll-related expense, and technology expenses, including depreciation related to the Company’s ongoing investments.

Interest Expense, net

Interest expense, net for the three months ended May 27, 2017 was $16.6 million compared to $16.3 million for the three months ended May 28, 2016. For the three months ended May 27, 2017 and May 28, 2016, interest expense, net primarily related to interest on the senior unsecured notes issued in July 2014.

Income Taxes

The effective tax rate for the three months ended May 27, 2017 was 42.3% compared with 37.7% for the three months ended May 28, 2016. For the three months ended May 27, 2017, the effective tax rate included the effect of the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Share-Based Payment Accounting, which increased the tax rate by approximately 5.9%, and increased income tax expense by approximately $7.6 million. The effect of this adoption in fiscal 2017 is expected to vary by quarter, and as anticipated, was heavily weighted toward the first quarter. The adoption of the standard does not affect the Company’s cash outflows for income taxes. Also, the tax rate for the three months ended May 27, 2017 included a net benefit of approximately $2.0 million, primarily due to the recognition of favorable discrete state tax items and the tax rate for the three months ended May 28, 2016 included a net benefit of approximately $0.5 million.

Potential volatility in the effective tax rate from year to year may occur as the Company is required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net Earnings

As a result of the factors described above, net earnings for the three months ended May 27, 2017 were $75.3 million, compared with $122.6 million for the corresponding period in fiscal 2016.

Growth

In the 24-year period from the beginning of fiscal 1992 to the end of the first quarter of fiscal 2017, the chain has grown from 34 stores to 1,546 stores plus the Company’s interactive platforms, including websites and applications, and distribution facilities. Total store square footage, net of openings and closings, grew from approximately 0.9 million square feet at the beginning of fiscal 1992 to approximately 43.6 million square feet at the end of the first quarter of fiscal 2017.

In addition, as of May 27, 2017, the Company has distribution facilities totaling approximately 7.1 million square feet, supporting the growth of its customer facing digital channels as well as its stores and its institutional sales segment. In fiscal 2017, the Company plans to open a 525,000 square foot distribution facility in Las Vegas, Nevada. The new facility will replace a smaller distribution facility in that area, which will close in late 2017, and provide additional capacity to support the growth of the Company’s customer facing digital channels.

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

Liquidity and Capital Resources

The Company has been able to finance its operations, including its growth and acquisitions, substantially through internally generated funds. For fiscal 2017, the Company believes that it can continue to finance its operations, including its growth, cash dividends, planned capital expenditures, debt service obligations and share repurchases, through existing and internally generated funds. In addition, if necessary, the Company could borrow under its $250 million revolving credit facility or the available balances under its lines of credit. The Company continues to expect capital expenditures for fiscal 2017 to be relatively similar to fiscal 2016, subject to the timing and composition of projects, with more than half for information technology projects in support of the Company’s growing omnichannel capabilities. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Fiscal 2017 compared to Fiscal 2016

Net cash provided by operating activities for the three months ended May 27, 2017 was $204.6 million, compared with $209.2 million in the corresponding period in fiscal 2016. Year over year, the Company experienced a decrease in net earnings, partially offset by an increase in cash provided by the net components of working capital (primarily income taxes payable, merchandise inventories, other current assets and other assets, partially offset by accounts payable and accrued expenses and other current liabilities).

Retail inventory was approximately $2.9 billion as of May 27, 2017, which includes the inventory balances from One Kings Lane and PMall, which were acquired during the second and third quarters of fiscal 2016, respectively and May 28, 2016.

Net cash used in investing activities for the three months ended May 27, 2017 was $85.1 million, compared with $25.7 million in the corresponding period of fiscal 2016. For the three months ended May 27, 2017, net cash used in investing activities was primarily due to $80.8 million of capital expenditures. For the three months ended May 28, 2016, net cash used in investing activities was primarily due to $89.5 million of capital expenditures, partially offset by $63.7 million of redemptions of investment securities.

Net cash used in financing activities for the three months ended May 27, 2017 was $135.3 million, compared with $158.9 million in the corresponding period of fiscal 2016. The decrease in net cash used in financing activities was primarily due to a decrease in common stock repurchases of $50.8 million, partially offset by $18.2 million for the payment of dividends.

Seasonality

The Company’s business is subject to seasonal influences. Generally, its sales volumes are higher in the calendar months of August, November and December, and lower in February.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017 (“2016 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the first three months of fiscal 2017.

Forward-Looking Statements

This Form 10-Q may contain forward-looking statements. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, and similar words and phrases. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment; consumer preferences, spending habits and adoption of new technologies; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; civil disturbances and terrorist acts; unusual weather patterns and natural disasters; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; liquidity; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise and other costs and expenses; potential supply chain disruption due to trade restrictions, political instability, labor disturbances, product recalls, financial or operational instability of suppliers or carriers, and other items; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s plans for new stores; the ability to assess and implement technologies in support of the Company’s development of its omnichannel capabilities; the ability to establish and profitably maintain the appropriate mix of digital and physical presence in the markets it serves; uncertainty in financial markets; volatility in the price of the Company’s common stock and its effect, and the effect of other factors, on the Company’s capital allocation strategy; disruptions to the Company’s information technology systems including but not limited to security breaches of systems protecting consumer and employee information; reputational risk arising from challenges to the Company’s or a third party supplier’s compliance with various laws, regulations or standards, including those related to labor, health, safety, privacy or the environment; reputational risk arising from third-party merchandise or service vendor performance in direct home delivery or assembly of product for customers; changes to statutory, regulatory and legal requirements, including without limitation proposed changes affecting international trade; changes to, or new tax laws or interpretation of existing tax laws, including without limitation the proposed border adjustment tax; new, or developments in existing, litigation, claims or assessments; changes to, or new, accounting standards; foreign currency exchange rate fluctuations; and the integration of acquired businesses. The Company does not undertake any obligation to update its forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at May 27, 2017 are similar to those disclosed in Item 7A of the Company’s 2016 Form 10-K.

As of May 27, 2017, the Company’s investments include cash and cash equivalents of approximately $469.3 million and long term investments in auction rate securities of approximately $19.5 million at weighted average interest rates of 0.45% and 0.15%, respectively. The book value of these investments is representative of their fair values.

The Company’s senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of May 27, 2017, the fair value of the senior unsecured notes was $1.407 billion, which is based on quoted prices in active markets for identical instruments compared to the carrying value of approximately $1.500 billion.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management, with the participation of its Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of May 27, 2017 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, carefully consider the factors discussed under “Risk Factors” in the Company’s 2016 Form 10-K as filed with the Securities and Exchange Commission. These risks could materially adversely affect the Company’s business, financial condition and results of operations. These risks are not the only risks the Company faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that the Company currently considers immaterial to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of fiscal 2017 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share (2)	or Programs (1)	Programs (1) (2)
February 26, 2017 - March 25, 2017	1,111,300	$40.04	1,111,300	$1,692,079,815
March 26, 2017 - April 22, 2017	984,000	$38.93	984,000	$1,653,771,336
April 23, 2017 - May 27, 2017	1,191,700	$37.34	1,191,700	$1,609,276,315
Total	3,287,000	$38.73	3,287,000	$1,609,276,315

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

BED BATH & BEYOND INC.
(Registrant)

Date: June 30, 2017	By:	/s/ Susan E. Lattmann
Susan E. Lattmann
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Amended By-Laws of Bed Bath & Beyond Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on May 16, 2017)

10.1	Form of Standard Performance Stock Unit Agreement under 2012 Incentive Compensation Plan (effective 2017)

10.2	Form of Performance Stock Unit Agreement under 2012 Incentive Compensation Plan (effective 2017) for Steven H. Temares.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document