Form 10-Q
period 2017-08-26
BED BATH & BEYOND INC
filed 2017-10-02
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended August 26, 2017

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 26, 2017
Common Stock - $0.01 par value	143,241,574

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

 (in thousands, except per share data)

 (unaudited)

	August 26, 2017	February 25, 2017

Assets
Current assets:
Cash and cash equivalents	$464,062	$488,329
Merchandise inventories	2,878,638	2,905,660
Other current assets	187,664	197,912

Total current assets	3,530,364	3,591,901

Long term investment securities	99,157	89,592
Property and equipment, net	1,834,470	1,837,129
Goodwill	707,127	697,085
Other assets	611,541	606,948

Total assets	$6,782,659	$6,822,655

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,168,092	$1,179,088
Accrued expenses and other current liabilities	486,719	484,114
Merchandise credit and gift card liabilities	318,407	309,478
Current income taxes payable	15,802	59,821

Total current liabilities	1,989,020	2,032,501

Deferred rent and other liabilities	514,902	511,303
Income taxes payable	65,203	67,971
Long term debt	1,491,836	1,491,603

Total liabilities	4,060,961	4,103,378

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	-	-

Common stock - $0.01 par value; authorized - 900,000 shares; issued 341,582 and 339,533, respectively; outstanding 143,242 and 146,274 shares, respectively	3,416	3,395
Additional paid-in capital	2,022,826	1,974,781
Retained earnings	11,130,348	11,003,890
Treasury stock, at cost; 198,340 and 193,259 shares, respectively	(10,399,254)	(10,215,539)
Accumulated other comprehensive loss	(35,638)	(47,250)

Total shareholders' equity	2,721,698	2,719,277

Total liabilities and shareholders' equity	$6,782,659	$6,822,655

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

 Consolidated Statements of Earnings

 (in thousands, except per share data)

 (unaudited)

	Three Months Ended		Six Months Ended

	August 26, 2017	August 27, 2016	August 26, 2017	August 27, 2016

Net sales	$2,936,357	$2,988,235	$5,678,498	$5,726,319

Cost of sales	1,867,798	1,871,342	3,609,824	3,585,834

Gross profit	1,068,559	1,116,893	2,068,674	2,140,485

Selling, general and administrative expenses	899,712	835,920	1,752,816	1,646,486

Operating profit	168,847	280,973	315,858	493,999

Interest expense, net	19,166	18,199	35,746	34,514

Earnings before provision for income taxes	149,681	262,774	280,112	459,485

Provision for income taxes	55,451	95,439	110,599	169,531

Net earnings	$94,230	$167,335	$169,513	$289,954

Net earnings per share - Basic	$0.67	$1.12	$1.21	$1.92
Net earnings per share - Diluted	$0.67	$1.11	$1.20	$1.91

Weighted average shares outstanding - Basic	139,868	149,725	140,599	150,941
Weighted average shares outstanding - Diluted	140,211	150,515	141,176	152,133

Dividends declared per share	$0.150	$0.125	$0.300	$0.250

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

 Consolidated Statements of Comprehensive Income

 (in thousands, unaudited)

	Three Months Ended		Six Months Ended
	August 26, 2017	August 27, 2016	August 26, 2017	August 27, 2016

Net earnings	$94,230	$167,335	$169,513	$289,954

Other comprehensive income:

Change in temporary impairment of auction rate securities, net of taxes	44	151	210	(125)
Pension adjustment, net of taxes	405	422	604	663
Currency translation adjustment	16,636	197	10,798	7,560

Other comprehensive income	17,085	770	11,612	8,098

Comprehensive income	$111,315	$168,105	$181,125	$298,052

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Six Months Ended

	August 26, 2017	August 27, 2016

Cash Flows from Operating Activities:

Net earnings	$169,513	$289,954
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	148,497	141,293
Stock-based compensation	36,904	37,563
Deferred income taxes	(10,707)	11,842
Other	182	(809)
Decrease (increase) in assets, net of effect of acquisitions:
Merchandise inventories	31,852	(48,849)
Trading investment securities	(9,221)	(11,657)
Other current assets	10,590	(51,624)
Other assets	(4,052)	(11,611)
Increase (decrease) in liabilities, net of effect of acquisitions:
Accounts payable	22,004	121,431
Accrued expenses and other current liabilities	2,723	(225)
Merchandise credit and gift card liabilities	8,604	9,850
Income taxes payable	(46,766)	(35,438)
Deferred rent and other liabilities	4,578	17,977

Net cash provided by operating activities	364,701	469,697

Cash Flows from Investing Activities:

Redemption of held-to-maturity investment securities	-	86,240
Capital expenditures	(176,955)	(184,789)
Investment in unconsolidated joint venture	-	(3,318)
Payment for acquisitions, net of cash acquired	(5,207)	(11,777)

Net cash used in investing activities	(182,162)	(113,644)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	10,161	20,258
Payment of dividends	(39,241)	(18,827)
Repurchase of common stock, including fees	(183,715)	(299,486)

Net cash used in financing activities	(212,795)	(298,055)

Effect of exchange rate changes on cash and cash equivalents	5,989	4,273

Net (decrease) increase in cash and cash equivalents	(24,267)	62,271

Cash and cash equivalents:

Beginning of period	488,329	515,573
End of period	$464,062	$577,844

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1) Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of August 26, 2017 and February 25, 2017 and the results of its operations and comprehensive income for the three and six months ended August 26, 2017 and August 27, 2016, respectively, and its cash flows for the six months ended August 26, 2017 and August 27, 2016, respectively.

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

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under GAAP and therefore is not a reportable segment. Net sales outside of the U.S. for the Company were not material for the three and six months ended August 26, 2017 and August 27, 2016.

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings, consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 39.1% and 60.9% of net sales, respectively, for the three months ended August 26, 2017 and approximately 38.9% and 61.1% of net sales, respectively, for the three months ended August 27, 2016. Sales of domestics merchandise and home furnishings accounted for approximately 37.7% and 62.3% of net sales, respectively, for both the six months ended August 26, 2017 and August 27, 2016. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

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

(in millions)	As of November 23, 2016

Current assets	$15.1
Property and equipment and other non-current assets	9.2
Goodwill	185.1
Intangible assets	10.4
Total assets acquired	219.8

Accounts payable and other liabilities	(30.4)

Total net assets acquired	$189.4

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

On March 6, 2017, the Company acquired Decorist, Inc., an online interior design platform that provides personalized home design services. Since the date of acquisition, the results of Decorist’s operations, which were not material, have been included in the Company’s results of operations for the six months ended August 26, 2017, and no proforma disclosure of financial information has been presented. Decorist is included in the North American Retail operating segment.

3) Restructuring Activities

In the second quarter of fiscal 2017, the Company accelerated the realignment of its store management structure to support its customer-focused initiatives and omnichannel growth and expensed pre-tax cash restructuring charges of approximately $16.9 million, primarily for severance and related costs in conjunction with this realignment. The Company paid $4.6 million of these costs during the second quarter of fiscal 2017.

4) Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance requires an entity to classify deferred tax assets and liabilities as noncurrent assets and liabilities on the balance sheet. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption permitted. ASU 2015-17 can be adopted either prospectively or retrospectively to each prior reporting period presented. At the beginning of the first quarter of fiscal 2017, the Company adopted this guidance retrospectively, which resulted in decreases to other current assets of $218.8 million and deferred rent and other liabilities of $23.4 million and an increase to other assets of $195.5 million as of February 25, 2017.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 requires, on a prospective basis, recognition of excess tax benefits and tax deficiencies (resulting from an increase or decrease in the fair value of an award from grant date to the vesting or exercise date) in the provision for income taxes as a discrete item in the period in which they occur. The ASU also changes the classification of excess tax benefits from a financing activity to an operating activity in the Company’s consolidated statements of cash flows. In addition, ASU 2016-09 allows companies to make an accounting policy election to either estimate expected forfeitures or account for them as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company adopted ASU 2016-09 during the first quarter of fiscal 2017. During the three and six months ended August 26, 2017, the Company recognized in income tax expense discrete tax expenses of $1.4 million and $9.0 million related to tax deficiencies, respectively. Additionally, the Company elected to account for forfeitures as an estimate of the number of awards that are expected to vest, which is consistent with its accounting policy prior to adoption of ASU 2016-09. The Company adopted the provisions of ASU 2016-09 related to changes in the consolidated statements of cash flows on a retrospective basis. As such, excess tax benefits are now classified as an operating activity in the Company’s Consolidated Statements of Cash Flows instead of as a financing activity. As a result, excess tax benefits of $1.5 million for the six months ended August 27, 2016 were reclassified from financing activities to operating activities. ASU 2016-09 also requires that the value of shares withheld from employees upon vesting of stock awards in order to satisfy any applicable tax withholding requirements is presented within financing activities in the Company’s Consolidated Statements of Cash Flows, which is consistent with the Company’s historical presentation, and therefore had no impact to the Company.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This guidance deferred the effective date of ASU 2014-09 for one year from the original effective date. In accordance with the deferral, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In 2016, the FASB issued several amendments to clarify various aspects of the implementation guidance. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company does not expect to adopt this ASU until required, and has not yet selected the transition method. The Company is in the process of analyzing its revenue streams and quantifying the effects to the areas discussed above, and expects the adoption to result in a change in the timing of revenue recognition for merchandise shipped to a customer and for its customer loyalty and rewards programs, as well as a change in the timing of recognizing advertising expense related to direct response advertising. The Company currently does not expect the adoption of this standard will have a material impact on its consolidated financial position, results of operations, or cash flows.

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

5) Fair Value Measurements

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

As of August 26, 2017, the Company’s financial assets utilizing Level 1 inputs included long term trading investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 7).

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The Company’s investment securities include auction rate securities, which are stated at their approximate fair value. The book value of the financial instruments, excluding the Company’s long term debt, is representative of their fair values. The fair value of the Company’s long term debt is approximately $1.402 billion as of August 26, 2017, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.500 billion.

6) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $104.6 million and $86.6 million as of August 26, 2017 and February 25, 2017, respectively.

7) Investment Securities

The Company’s investment securities as of August 26, 2017 and February 25, 2017 are as follows:

(in millions)	August 26, 2017	February 25, 2017
Available-for-sale securities:
Long term	$19.6	$19.3

Trading securities:
Long term	79.6	70.3
Total investment securities	$99.2	$89.6

Auction Rate Securities

As of August 26, 2017 and February 25, 2017, the Company’s long term available-for-sale investment securities represented approximately $20.3 million par value of auction rate securities consisting of preferred shares of closed end municipal bond funds, less temporary valuation adjustments of approximately $0.7 million and $1.0 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings.

Long Term Trading Investment Securities

The Company’s long term trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value. The values of these trading investment securities included in the table above are approximately $79.6 million and $70.3 million as of August 26, 2017 and February 25, 2017, respectively.

8) Property and Equipment

As of August 26, 2017 and February 25, 2017, included in property and equipment, net is accumulated depreciation of approximately $3.0 billion and $2.8 billion, respectively.

9) Long Term Debt

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

The Notes were issued under an indenture (the “Base Indenture”), as supplemented by a first supplemental indenture (together, with the Base Indenture, the “Indenture”), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of August 26, 2017.

Revolving Credit Agreement

The Company has a $250 million five year senior unsecured revolving credit facility agreement (“Revolver”), expiring in August 2019, with various lenders. During the six months ended August 26, 2017, the Company did not have any borrowings under the Revolver.

The Revolver contains customary affirmative and negative covenants and also requires the Company to maintain a minimum leverage ratio. The Company was in compliance with all covenants related to the Revolver as of August 26, 2017.

Deferred financing costs associated with the Notes and the Revolver of approximately $10.1 million were capitalized. In the accompanying Consolidated Balance Sheets, the deferred financing costs are included in long term debt, net of amortization, for the Notes and are included in other assets, net of amortization, for the Revolver. These deferred financing costs for the Notes and the Revolver are being amortized over the term of each of the Notes and the term of the Revolver and such amortization is included in interest expense, net in the Consolidated Statements of Earnings. Interest expense related to the Notes and the Revolver, including the commitment fee and the amortization of deferred financing costs, was approximately $18.3 million and $18.1 million for the three months ended August 26, 2017 and August 27, 2016, respectively and $36.5 million and $36.8 million for the six months ended August 26, 2017 and August 27, 2016, respectively.

Lines of Credit

At August 26, 2017, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of August 30, 2017 and February 25, 2018, respectively. Subsequent to the end of the second quarter of fiscal 2017, the line of credit with an expiration date of August 30, 2017 was extended through August 29, 2018. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first six months of fiscal 2017, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

10) Shareholders’ Equity

The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

Between December 2004 and September 2015, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $11.950 billion of its shares of common stock. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock and performance stock unit awards. In the first six months of fiscal 2017, the Company repurchased approximately 5.1 million shares of its common stock for a total cost of approximately $183.7 million, bringing the aggregate total of common stock repurchased to approximately 198.3 million shares for a total cost of approximately $10.4 billion since the initial authorization in December 2004. The Company has approximately $1.6 billion remaining of authorized share repurchases as of August 26, 2017.

During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. During the six months ended August 26, 2017 and August 27, 2016, quarterly dividends totaling $0.30 and $0.25 per share were declared by the Company’s Board of Directors, of which $0.15 and $0.125 per share was paid, respectively. Subsequent to the end of the second quarter of fiscal 2017, on September 19, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share to be paid on January 16, 2018 to shareholders of record as of the close of business on December 15, 2017. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors.

Cash dividends, if any, are accrued as a liability on the Company’s consolidated balance sheets and recorded as a decrease to additional paid-in capital when declared.

11) Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense, net of estimated forfeitures, in its consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards, stock options and performance stock units. The Company’s restricted stock awards are considered nonvested share awards.

Stock-based compensation expense for the three and six months ended August 26, 2017 was approximately $15.4 million ($9.7 million after tax or $0.07 per diluted share) and approximately $36.9 million ($22.4 after tax or $0.16 per diluted share), respectively. Stock-based compensation expense for the three and six months ended August 27, 2016 was approximately $16.8 million ($10.7 million after tax or $0.07 per diluted share) and approximately $37.6 million ($23.7 million after tax or $0.16 per diluted share), respectively.

In addition, the amount of stock-based compensation cost capitalized for the six months ended August 26, 2017 and August 27, 2016 was approximately $1.0 million and $1.1 million, respectively.

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

Stock Options

Stock option grants are issued at fair market value on the date of grant and generally become exercisable in either three or five equal annual installments beginning one year from the date of grant for options issued since May 10, 2010, and beginning one to three years from the date of grant for options issued prior to May 10, 2010, in each case, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Option grants expire eight years after the date of grant. All option grants are nonqualified. As of August 26, 2017, unrecognized compensation expense related to the unvested portion of the Company’s stock options was $22.6 million, which is expected to be recognized over a weighted average period of 3.2 years.

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	Six Months Ended
Black-Scholes Valuation Assumptions (1)	August 26, 2017	August 27, 2016

Weighted Average Expected Life (in years) (2)	6.7	6.6
Weighted Average Expected Volatility (3)	26.49%	26.96%
Weighted Average Risk Free Interest Rates (4)	2.17%	1.46%
Expected Dividend Yield (5)	1.60%	1.10%

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

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

(5) Expected dividend yield is estimated based on anticipated dividend payouts.

Changes in the Company’s stock options for the six months ended August 26, 2017 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	3,906	$56.48
Granted	694	37.50
Exercised	(359)	28.33
Forfeited or expired	-	-
Options outstanding, end of period	4,241	$55.76
Options exercisable, end of period	2,447	$60.38

The weighted average fair value for the stock options granted during the first six months of fiscal 2017 and 2016 was $9.50 and $11.87, respectively. The weighted average remaining contractual term for options outstanding as of August 26, 2017 was 4.6 years and the aggregate intrinsic value was $0. The weighted average remaining contractual term for options exercisable as of August 26, 2017 was 3.1 years and the aggregate intrinsic value was $0. The total intrinsic value for stock options exercised during the first six months of fiscal 2017 and 2016 was $3.9 million and $9.0 million, respectively.

Net cash proceeds from the exercise of stock options for the first six months of fiscal 2017 were $10.2 and the net associated income tax expense was $0.2 million.

Restricted Stock

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock is based solely on time vesting. As of August 26, 2017, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock awards was $159.6 million, which is expected to be recognized over a weighted average period of 4.8 years.

Changes in the Company’s restricted stock for the six months ended August 26, 2017 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	3,492	$58.12
Granted	1,561	36.89
Vested	(693)	59.53
Forfeited	(187)	51.59
Unvested restricted stock, end of period	4,173	$50.24

Performance Stock Units

Performance stock units (“PSUs”) are issued and measured at fair market value on the date of grant. Vesting of PSUs awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test during a one-year period from the date of grant and during a three-year period from the date of grant and, assuming achievement of the performance-based test, time vesting over periods of up to four years, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. Performance during the one-year period will be based on Earnings Before Interest and Taxes (“EBIT”) margin relative to a peer group of the Company and performance during the three-year period will be based on Return on Invested Capital (“ROIC”) or a combination of EBIT margin and ROIC relative to such peer group. The awards based on EBIT margin and ROIC range from a floor of zero to a cap of 150% of target achievement. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the assumption that 100% of the target award will be achieved. The Company evaluates the target assumption on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of August 26, 2017, unrecognized compensation expense related to the unvested portion of the Company’s performance stock units was $35.3 million, which is expected to be recognized over a weighted average period of 2.0 years.

Changes in the Company’s PSUs for the six months ended August 26, 2017 were as follows:

(Shares in thousands)	Number of Performance Stock Units	Weighted Average Grant-Date Fair Value
Unvested performance stock units, beginning of period	1,014	$55.19
Granted	660	37.50
Vested	(322)	57.28
Forfeited	-	-
Unvested performance stock units, end of period	1,352	$46.06

12) Earnings per Share

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

Stock-based awards for the three and six months ended August 26, 2017 of approximately 8.2 million and 7.7 million, respectively, and August 27, 2016 of approximately 4.3 million and 4.5 million, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

13) Supplemental Cash Flow Information

The Company paid income taxes of $170.7 million and $193.1 million in the first six months of fiscal 2017 and 2016, respectively. In addition, the Company had interest payments of approximately $40.7 million in both the first six months of fiscal 2017 and 2016.

The Company recorded an accrual for capital expenditures of $24.9 million and $12.6 million as of August 26, 2017 and August 27, 2016, respectively. In addition, the Company recorded an accrual for dividends payable of $24.2 million and $20.0 million as of August 26, 2017 and August 27, 2016, respectively.

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

The Company’s mission is to be trusted by its customers as the expert for the home and heart-felt life events. These include certain life events that evoke strong emotional connections such as getting married, moving to a new home, having a baby, going to college and decorating a room, which the Company supports through its wedding and baby registries, new mover and student life programs, and its design consultation services. The Company’s ability to achieve its mission is driven by three broad objectives: first, to have a differentiated and complete product assortment, of the right quality product, and at the right price; second, to have better services and solutions; and third, to deliver a more personalized, entertaining, inspiring, and convenient customer experience. The Company is undertaking a number of strategic initiatives to support each of these objectives, as well as to drive change across the organization in order to improve operational efficiencies and to create future growth. Through this focused approach, the Company believes it will further strengthen its competitive position to be the customer’s first choice for the home and heart-felt life events.

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

The results of operations for the three and six months ended August 26, 2017 include Decorist since the date of acquisition, March 6, 2017.

The following represents an overview of the Company’s financial performance for the periods indicated:

•	For the three and six months ended August 26, 2017, the Company’s net sales were $2.936 billion and $5.678 billion, respectively, a decrease of approximately 1.7% and 0.8% as compared with the three and six months ended August 27, 2016.

•	Comparable sales for the three and six months ended August 26, 2017 decreased by approximately 2.6% and 2.4%, respectively, as compared to a decrease of approximately 1.2% and 0.9%, respectively, for the three and six months ended August 27, 2016. For the three and six months ended August 26, 2017, comparable sales consummated through customer facing digital channels increased in excess of 20% over the corresponding periods in the prior year, while comparable sales consummated in-store declined in the mid-single-digit percentage range.

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

Stores relocated or expanded are excluded from comparable sales if the change in square footage would cause meaningful disparity in sales over the prior period. In the case of a store to be closed, such store’s sales are not considered comparable once the store closing process has commenced. One Kings Lane is excluded from the comparable sales calculation for the three and six months ended August 26, 2017 and will continue to be excluded until a point following the anniversary of the acquisition, which occurred in the second quarter of fiscal 2017, and after the currently in process re-platforming of One King Lane’s systems and integration of its support services have been in place for a period of time such that there would be a meaningful comparison in One Kings Lane’s sales over the prior period. PMall, Chef Central and Decorist are also excluded from the comparable sales calculation for the three and six months ended August 26, 2017 and will continue to be excluded until after the anniversary of the respective acquisition. Linen Holdings is excluded from the comparable sales calculations and will continue to be excluded on an ongoing basis as it represents non-retail activity.

•	Gross profit for the three months ended August 26, 2017 was $1.069 billion, or 36.4% of net sales, compared with $1.117 billion, or 37.4% of net sales, for the three months ended August 27, 2016. Gross profit for the six months ended August 26, 2017 was $2.069 billion, or 36.4% of net sales, compared with $2.140 billion, or 37.4% of net sales, for the six months ended August 27, 2016.

•	Selling, general and administrative expenses (“SG&A”) for the three months ended August 26, 2017 were $899.7 million, or 30.6% of net sales, compared with $835.9 million, or 28.0% of net sales, for the three months ended August 27, 2016. Selling, general and administrative expenses for the six months ended August 26, 2017 were $1.753 billion, or 30.9% of net sales, compared with $1.646 billion, or 28.8% of net sales, for the six months ended August 27, 2016.

•	Interest expense, net for the three and six months ended August 26, 2017 was $19.2 million and $35.7 million, respectively, compared with $18.2 million and $34.5 million for the three and six months ended August 27, 2016.

•	The effective tax rate for the three and six months ended August 26, 2017 was 37.0% and 39.5%, respectively, compared with 36.3% and 36.9% for the three and six months ended August 27, 2016. For the three and six months ended August 26, 2017, the effective tax rate included the effect of the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Share-Based Payment Accounting, (“ASU 2016-09, Stock Compensation”), which increased income tax expense by approximately $1.4 million and $9.0 million, respectively. Also, the tax rates included other discrete tax items resulting in net benefits of approximately $2.9 million for both the three months ended August 26, 2017 and August 27, 2016, and net benefits of approximately $4.9 million and $3.4 million, respectively, for the six months ended August 26, 2017 and August 27, 2016.

•	For the three months ended August 26, 2017, net earnings per diluted share were $0.67 ($94.2 million), as compared with net earnings per diluted share of $1.11 ($167.3 million) for the three months ended August 27, 2016. The decrease in net earnings per diluted share for the three months ended August 26, 2017 is the result of the decrease in net earnings due to the items described above, partially offset by the impact of the Company’s repurchases of its common stock. For the three months ended August 26, 2017, net earnings per diluted share included the unfavorable impacts of the cash restructuring charges associated with the acceleration of the realignment of its store management structure of approximately $0.08, the estimated costs associated with the impact of Hurricane Harvey, which occurred at the end of the second quarter of fiscal 2017, of approximately $0.02 and the adoption of ASU 2016-09, Stock Compensation of approximately $0.01.

For the six months ended August 26, 2017, net earnings per diluted share were $1.20 ($169.5 million), as compared with net earnings per diluted share of $1.91 ($290.0 million) for the six months ended August 27, 2016. The decrease in net earnings per diluted share for the six months ended August 26, 2017 is the result of the decrease in net earnings due to the items described above, partially offset by the impact of the Company’s repurchases of its common stock. For the six months ended August 26, 2017, net earnings per diluted share included the unfavorable impacts of the cash restructuring charges associated with the acceleration of the realignment of its store management structure of approximately $0.07, the adoption of ASU 2016-09, Stock Compensation of approximately $0.06, and the estimated costs associated with the impact of Hurricane Harvey of approximately $0.02.

Capital expenditures for the six months ended August 26, 2017 and August 27, 2016 were $177.0 million and $184.8 million, respectively. In the first six months of fiscal 2017, more than 40% of the capital expenditures were for technology projects, including investments in the Company’s digital capabilities, and the development and deployment of new systems and equipment in its stores. The remaining capital expenditures were primarily related to investments in stores, the Company’s new Las Vegas distribution facility, and its new customer contact center in Florida. The Company continues to review and prioritize its capital needs and remains committed to making the required investments in its infrastructure to help position the Company for continued growth and success.

The Company continues to make the investments and add the resources necessary to position itself for long-term success. Key areas of investment include: continuing to improve the presentation and content as well as the functionality, general search and navigation across its customer facing digital channels; improving customer data integration and customer relations management capabilities; continuing to enhance service offerings to its customers; continuing to strengthen and deepen its information technology, analytics, marketing and e-commerce groups; and creating more flexible fulfillment options that will improve the Company’s delivery capabilities and lower the Company’s shipping costs. These and other investments are expected to, among other things, provide a seamless and compelling customer experience across the Company’s omnichannel retail platform.

During the six months ended August 26, 2017, the Company opened six new stores and closed two stores. The Company plans to continue to actively manage its real estate portfolio in order to permit store sizes, layouts, locations and offerings to evolve over time to optimize market profitability and will renovate or reposition stores within markets when appropriate. Over the past several years, the Company’s pace of its store openings has slowed, and the Company has increased the number of store closings. If the Company cannot reach acceptable terms with its landlords as leases come up for renewal, the Company would expect the pace of store closings to increase as a result of its assumptions regarding bricks and mortar store traffic in future years as well as the continuation of the Company’s market optimization strategy. During fiscal 2017, including the stores opened through August 26, 2017, the Company expects company-wide to open approximately 25 new stores and close approximately 15 stores, leading to a net reduction in BBB stores and net increases in stores for other concepts, where the Company is focusing on new markets and formats. Additionally, the Company expects to continue to invest in technology related projects, including the deployment of new systems and equipment in its stores, enhancements to the Company’s customer facing digital channels, ongoing investment in its data warehouse and data analytics and the continued development and deployment of a new point of sale system.

During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. During the six months ended August 26, 2017 and August 27, 2016, quarterly dividends totaling $0.30 and $0.25 per share were declared by the Company’s Board of Directors, of which $0.15 and $0.125 per share was paid, respectively. Subsequent to the end of the second quarter of fiscal 2017, on September 19, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.15 per share to be paid on January 16, 2018 to shareholders of record as of the close of business on December 15, 2017. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors.

During the three and six months ended August 26, 2017, the Company repurchased approximately 1.8 million and 5.1 million shares, respectively, of its common stock at a total cost of approximately $56.4 million and $183.7 million, respectively. During the three and six months ended August 27, 2016, the Company repurchased approximately 2.7 million and 6.5 million shares, respectively, of its common stock at a total cost of approximately $121.3 million and $299.5 million, respectively. The Company’s share repurchase program may be influenced by several factors, including business and market conditions. The Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Results of Operations

Net Sales

Net sales for the three months ended August 26, 2017 were $2.936 billion, a decrease of $51.9 million or approximately 1.7% compared with net sales of $2.988 billion for the corresponding quarter last year, primarily due to a decrease of approximately 2.6% in comparable sales, partially offset by an increase of approximately 0.9% in the Company’s non-comparable sales including One Kings Lane, PMall and new stores.

Net sales for the six months ended August 26, 2017 were $5.678 billion, a decrease of $47.8 million or approximately 0.8% compared with net sales of $5.726 billion for the corresponding six months last year, due to a decrease of approximately 2.4% in comparable sales, partially offset by an increase of approximately 1.6% in non-comparable sales including One Kings Lane, PMall and new stores.

The decrease in comparable sales for the three and six months ended August 26, 2017 was approximately 2.6% and 2.4%, respectively, as compared to a decrease of approximately 1.2% and 0.9% for the three and six months ended August 27, 2016. The decrease in comparable sales for the three and six months ended August 26, 2017 was due to a decrease in the number of transactions in stores, partially offset by an increase in the average transaction amount.

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

For the three and six months ended August 26, 2017, comparable sales consummated through customer facing digital channels increased in excess of 20% over the corresponding period in the prior year, while comparable sales consummated in-store declined in the mid-single-digit percentage range.

For the three and six months ended August 26, 2017, comparable sales represented $2.818 billion and $5.431 billion of net sales, respectively. For the three and six months ended August 27, 2016, comparable sales represented $2.874 billion and $5.524 billion of net sales, respectively.

Sales of domestics merchandise and home furnishings for the Company accounted for approximately 39.1% and 60.9% of net sales, respectively, for the three months ended August 26, 2017 and approximately 38.9% and 61.1% of net sales for the three months ended August 27, 2016. Sales of domestics merchandise and home furnishings for the Company accounted for approximately 37.7% and 62.3% of net sales, respectively, for both the six months ended August 26, 2017 and August 27, 2016.

Gross Profit

Gross profit for the three months ended August 26, 2017 was $1.069 billion, or 36.4% of net sales, compared with $1.117 billion, or 37.4% of net sales, for the three months ended August 27, 2016. The decrease in the gross profit margin as a percentage of net sales for the three months ended August 26, 2017 was primarily attributed to, in order of magnitude: an increase in net direct to customer shipping; a decrease in merchandise margin; and an increase in coupon expense, resulting from an increase in redemptions, partially offset by a decrease in the average coupon amount. The inclusion of PMall improved gross profit margin by approximately 12 basis points.

Gross profit for the six months ended August 26, 2017 was $2.069 billion, or 36.4% of net sales, compared with $2.140 billion, or 37.4% of net sales, for the six months ended August 27, 2016. The decrease in the gross profit margin as a percentage of net sales for the six months ended August 26, 2017 was primarily attributed to, in order of magnitude: an increase in net direct to customer shipping expense; an increase in coupon expense, resulting from an increase in redemptions, partially offset by a decrease in the average coupon amount; and a decrease in merchandise margin. The inclusion of PMall improved gross profit margin by approximately 14 basis points.

Selling, General and Administrative Expenses

SG&A for the three months ended August 26, 2017 was $899.7 million, or 30.6% of net sales, compared with $835.9 million, or 28.0% of net sales, for the three months ended August 27, 2016. The increase in SG&A, as a percentage of net sales was primarily attributable to, in order of magnitude: an increase in payroll and payroll related items (including salaries); an increase in advertising expenses, due in part to the growth in digital advertising; the store management restructuring charges; an increase in occupancy expenses (including rent); an increase in technology expenses and related depreciation; and estimated costs associated with Hurricane Harvey. The inclusion of PMall increased SG&A, as a percentage of net sales, by approximately 6 basis points.

SG&A for the six months ended August 26, 2017 was $1.753 billion, or 30.9% of net sales, compared with $1.646 billion, or 28.8% of net sales, for the six months ended August 27, 2016. The increase in SG&A, as a percentage of net sales was primarily attributable to, in order of magnitude: an increase in payroll and payroll related items (including salaries); an increase in advertising expenses, due in part to the growth in digital advertising; the store management restructuring charges; and an increase in technology expenses and related depreciation. The inclusion of PMall increased SG&A, as a percentage of net sales, by approximately 5 basis points.

Operating Profit

Operating profit for the three months ended August 26, 2017 was $168.8 million, or 5.8% of net sales, compared with $281.0 million, or 9.4% of net sales, during the comparable period last year. For the six months ended August 26, 2017, operating profit was $315.9 million, or 5.6% of net sales, compared with $494.0 million, or 8.6% of net sales, during the comparable period last year. The changes in operating profit as a percentage of net sales were the result of the reductions in gross profit margin and the increases in SG&A as a percentage of net sales as described above.

The Company believes operating margin compression is likely to continue in fiscal 2017 as a result of several items, including increases in, as a percentage of net sales, net direct to customer shipping expense; coupon expense; payroll and payroll-related expense; advertising expense; cash restructuring charges associated with the acceleration of the realignment of its store management structure; and technology expenses, including depreciation related to the Company’s ongoing investments. In addition, operating margin compression is likely to continue due to increases in the overall expense structure for the accelerated spending associated with the Company’s organizational changes and transformational initiatives, as well as the unfavorable impacts of Hurricanes Harvey and Irma, which Irma occurred in the third quarter of fiscal 2017.

Interest Expense, net

Interest expense, net for the three months ended August 26, 2017 was $19.2 million compared to $18.2 million for the three months ended August 27, 2016. For the three months ended August 26, 2017 and August 27, 2016, interest expense, net primarily related to interest on the senior unsecured notes issued in July 2014.

Interest expense, net for the six months ended August 26, 2017 was $35.7 million compared to $34.5 million for the six months ended August 27, 2016. For the six months ended August 26, 2017 and August 27, 2016, interest expense, net primarily related to interest on the senior unsecured notes issued in July 2014.

Income Taxes

The effective tax rate for the three months ended August 26, 2017 was 37.0% compared with 36.3% for the three months ended August 27, 2016. For the three months ended August 26, 2017, the effective tax rate included the effect of the adoption of ASU 2016-09, Stock Compensation, which increased income tax expense by approximately $1.4 million. The effect of this adoption in fiscal 2017 is expected to vary by quarter, and as anticipated, was heavily weighted toward the first quarter. The adoption of the standard does not affect the Company’s cash outflows for income taxes. Also, the tax rate for both the three months ended August 26, 2017 and August 27, 2016 included net benefits of approximately $2.9 million, due to discrete tax events occurring during the first three months of fiscal 2017 and 2016.

The effective tax rate for the six months ended August 26, 2017 was 39.5% compared with 36.9% for the six months ended August 27, 2016. For the six months ended August 26, 2017, the effective tax rate included the effect of the adoption of ASU 2016-09, Stock Compensation, which increased income tax expense by approximately $9.0 million. Also, the tax rates for the six months ended August 26, 2017 and August 27, 2016 included net benefits of approximately $4.9 million and $3.4 million, respectively, due to discrete tax events occurring during the first six months of fiscal 2017 and 2016.

Potential volatility in the effective tax rate from year to year may occur as the Company is required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net Earnings

As a result of the factors described above, net earnings for the three and six months ended August 26, 2017 were $94.2 million and $169.5 million, respectively, compared with $167.3 million and $290.0 million, respectively, for the corresponding period in fiscal 2016.

Growth

In the 24-year period from the beginning of fiscal 1992 to the end of the second quarter of fiscal 2017, the chain has grown from 34 stores to 1,550 stores plus the Company’s interactive platforms, including websites and applications, and distribution facilities. Total store square footage, net of openings and closings, grew from approximately 0.9 million square feet at the beginning of fiscal 1992 to approximately 43.7 million square feet at the end of the second quarter of fiscal 2017.

In addition, as of August 26, 2017, the Company has distribution facilities totaling approximately 7.3 million square feet, supporting the growth of its customer facing digital channels as well as its stores and its institutional sales segment.  During the second quarter of fiscal 2017, the Company’s newest distribution facility in Las Vegas, Nevada opened for inbound freight, and the Company expects to begin shipping to customers from this facility in the third quarter of fiscal 2017. The new facility will replace a smaller distribution facility in that area, which will close in late 2017, and provide additional capacity to support the growth of the Company’s customer facing digital channels.

The Company plans to continue to invest in its infrastructure and its operations, including its digital, web and mobile capabilities, to reach its long-term objectives, including providing a better omnichannel experience for its customers. Sales from the Company’s customer-facing digital channels represent approximately 15% of its net sales. During fiscal 2017, including the stores opened through August 26, 2017, the Company expects company-wide to open approximately 25 new stores and close approximately 15 stores, leading to a net reduction in BBB stores and net increases in stores for other concepts, where the Company is focusing on new markets and formats. Also, the Company is committed to the continued growth of its merchandise categories and channels and is growing the number of items it is able to have shipped directly to customers from a vendor. The continued growth of the Company is dependent, in part, upon the Company’s ability to execute these and other key initiatives successfully.

The Company has built its management structure with a view towards its growth and believes that, as a result, it has the necessary management depth.

Liquidity and Capital Resources

The Company has been able to finance its operations, including its growth and acquisitions, substantially through internally generated funds. For fiscal 2017, the Company believes that it can continue to finance its operations, including its growth, cash dividends, planned capital expenditures, debt service obligations and share repurchases, through existing and internally generated funds. The Company believes it will end fiscal 2017 with approximately the same or slightly higher cash and investment balances than fiscal 2016. In addition, if necessary, the Company could borrow under its $250 million revolving credit facility or the available balances under its lines of credit. Capital expenditures for fiscal 2017 are planned to be approximately $350 million to $400 million, subject to the timing and composition of projects, with more than half for information technology projects in support of the Company’s growing omnichannel capabilities. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Fiscal 2017 compared to Fiscal 2016

Net cash provided by operating activities for the six months ended August 26, 2017 was $364.7 million, compared with $469.7 million in the corresponding period in fiscal 2016. Year over year, the Company experienced a decrease in net earnings as adjusted for non-cash expenses (primarily deferred income taxes), partially offset by an increase in cash provided by the net components of working capital (primarily merchandise inventories and other current assets, partially offset by accounts payable).

Retail inventory was approximately $2.8 billion as of August 26, 2017, which includes the inventory balance from PMall, which was acquired during the third quarter of fiscal 2016, a decrease of approximately 1.2% compared to retail inventory as of August 27, 2016.

Net cash used in investing activities for the six months ended August 26, 2017 was $182.2 million, compared with $113.6 million in the corresponding period of fiscal 2016. For the six months ended August 26, 2017, net cash used in investing activities was primarily due to $177.0 million of capital expenditures. For the six months ended August 27, 2016, net cash used in investing activities was primarily due to $184.8 million of capital expenditures, partially offset by $86.2 million of redemptions of investment securities.

Net cash used in financing activities for the six months ended August 26, 2017 was $212.8 million, compared with $298.1 million in the corresponding period of fiscal 2016. The decrease in net cash used in financing activities was primarily due to a decrease in common stock repurchases of $115.8 million, partially offset by an increase in the amount paid for dividends of $20.4 million.

Seasonality

The Company’s business is subject to seasonal influences. Generally, its sales volumes are higher in the calendar months of August, November and December, and lower in February.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017 (“2016 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) and incorporated by reference herein. There were no changes to the Company’s critical accounting policies during the first six months of fiscal 2017.

Forward-Looking Statements

This Form 10-Q may contain forward-looking statements. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, and similar words and phrases. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment; consumer preferences, spending habits and adoption of new technologies; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; civil disturbances and terrorist acts; unusual weather patterns and natural disasters; competition from existing and potential competitors; competition from other channels of distribution; pricing pressures; liquidity; the ability to achieve anticipated cost savings, and to not exceed anticipated costs, associated with organizational changes; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise and other costs and expenses; potential supply chain disruption due to trade restrictions, political instability, labor disturbances, product recalls, financial or operational instability of suppliers or carriers, and other items; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s plans for new stores; the ability to assess and implement technologies in support of the Company’s development of its omnichannel capabilities; the ability to establish and profitably maintain the appropriate mix of digital and physical presence in the markets it serves; uncertainty in financial markets; volatility in the price of the Company’s common stock and its effect, and the effect of other factors, on the Company’s capital allocation strategy; disruptions to the Company’s information technology systems including but not limited to security breaches of systems protecting consumer and employee information; reputational risk arising from challenges to the Company’s or a third party supplier’s compliance with various laws, regulations or standards, including those related to labor, health, safety, privacy or the environment; reputational risk arising from third-party merchandise or service vendor performance in direct home delivery or assembly of product for customers; changes to statutory, regulatory and legal requirements, including without limitation proposed changes affecting international trade; changes to, or new, tax laws or interpretation of existing tax laws; new, or developments in existing, litigation, claims or assessments; changes to, or new, accounting standards; foreign currency exchange rate fluctuations; and the integration of acquired businesses. The Company does not undertake any obligation to update its forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at August 26, 2017 are similar to those disclosed in Item 7A of the Company’s 2016 Form 10-K.

As of August 26, 2017, the Company’s investments include cash and cash equivalents of approximately $464.1 million and long term investments in auction rate securities of approximately $19.6 million at weighted average interest rates of 0.63% and 0.15%, respectively. The book value of these investments is representative of their fair values.

The Company’s senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of August 26, 2017, the fair value of the senior unsecured notes was $1.402 billion, which is based on quoted prices in active markets for identical instruments compared to the carrying value of approximately $1.500 billion.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management, with the participation of its Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of August 26, 2017 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of fiscal 2017 were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased (1)	Paid per Share (2)	or Programs (1)	Programs (1) (2)
May 28, 2017 - June 24, 2017	620,800	$34.94	620,800	$1,587,584,981
June 25, 2017 - July 22, 2017	524,200	$30.23	524,200	$1,571,736,870
July 23, 2017 - August 26, 2017	649,000	$29.02	649,000	$1,552,901,864
Total	1,794,000	$31.42	1,794,000	$1,552,901,864

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

BED BATH & BEYOND INC.
(Registrant)

Date: October 2, 2017	By:	/s/ Susan E. Lattmann
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