Form 10-K
period 2018-03-03
BED BATH & BEYOND INC
filed 2018-05-02
CIK 886158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended March 3, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer __ (do not check if a smaller reporting company)
Non-accelerated filer __	Smaller reporting company ___
Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

As of August 26, 2017, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the Nasdaq Global Select Market) was $3,804,085,623.*

The number of shares outstanding of the registrant’s common stock (par value $0.01 per share) at March 31, 2018: 140,311,297.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for the 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III hereof.

*	For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 7,089,619 shares beneficially owned by directors and executive officers, including trusts and foundations affiliated with them. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

2

PART I

Unless otherwise indicated, the term "Company" refers collectively to Bed Bath & Beyond Inc. and subsidiaries as of March 3, 2018. The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2017, fiscal 2016 and fiscal 2015 represented 53 weeks, 52 weeks, and 52 weeks, respectively, and ended on March 3, 2018, February 25, 2017 and February 27, 2016, respectively. Unless otherwise indicated, all references herein to periods of time (e.g., quarters and years) are to fiscal periods.

ITEM 1 – BUSINESS

Overview

Bed Bath & Beyond Inc. is an omnichannel retailer offering high quality and differentiated products, and services and solutions for the home and heart-felt life events. These include certain life events that evoke strong emotional connections such as getting married, moving to a new home, having a baby, going to college and decorating a room, which the Company supports through its wedding and baby registries, mover and student life programs, and its design consultation services.

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

Since then, the Company has grown both organically and via acquisition. In 2002, the Company acquired Harmon Stores, Inc., a health and beauty care retailer, which operated 27 stores at the time located in three states. In 2003, the Company acquired Christmas Tree Shops, Inc., a retailer of giftware and household items, which operated 23 stores at the time located in six states. In 2007, the Company acquired Buy Buy Baby, Inc., a retailer of infant and toddler merchandise, which operated eight stores at the time located in four states. In 2007, the Company opened its first international Bed Bath & Beyond store in Ontario, Canada. In 2008, the Company became a partner in a joint venture which operated two stores at the time in the Mexico City market under the name “Home & More,” which were rebranded as Bed Bath & Beyond in 2012. In 2012, the Company acquired Linen Holdings, LLC (“Linen Holdings,” operating as Harbor Linen and T-Y Group), a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, healthcare and other industries, and Cost Plus, Inc., an omnichannel retailer selling a wide range of home decorating items, furniture, gifts, holiday and other seasonal items, and specialty food and beverages, which operated 258 stores at the time located in 30 states under the names of World Market, Cost Plus World Market or Cost Plus. In 2014, the Company opened its first international buybuy BABY store in Alberta, Canada. In 2015, the Company acquired Of a Kind, Inc., an e-commerce website that features specially commissioned, limited edition items from emerging fashion and home designers. In 2016, the Company acquired One Kings Lane, Inc., an authority in home décor and design offering a unique collection of select home goods, designer and vintage items; PersonalizationMall.com, LLC, an industry-leading online retailer of personalized products; and certain assets of Chef Central, a retailer of kitchenware, cookware and homeware items catering to cooking and baking enthusiasts. In early 2017, the Company acquired Decorist, Inc., an online interior design platform that provides personalized home design services.

Through its multiple retail channels, the Company strives to do more for and with its customers wherever, whenever and however they wish to interact with the Company. The Company operates a robust ecommerce platform consisting of various websites and applications including bedbathandbeyond.com, bedbathandbeyond.ca, harmondiscount.com, facevalues.com, christmastreeshops.com, andthat.com, buybuybaby.com, buybuybaby.ca, harborlinen.com, t-ygroup.com, worldmarket.com, ofakind.com, onekingslane.com, personalizationmall.com, chefcentral.com and decorist.com. The Company also operates an established retail store base which consists of 1,552 stores, as of March 3, 2018, and includes 1,017 Bed Bath & Beyond (“BBB”) stores in all 50 states, the District of Columbia, Puerto Rico and Canada, 276 stores under the names of World Market, Cost Plus World Market or Cost Plus (collectively, “Cost Plus World Market”), 119 buybuy BABY (“Baby”) stores in 35 states and Canada, 83 stores under the names Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, “CTS”), and 57 stores under the names Harmon, Harmon Face Values or Face Values (collectively, “Harmon”). In addition, the Company is a partner in a joint venture which operates eight stores in Mexico under the name Bed Bath & Beyond.

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under U.S. generally accepted accounting principles and therefore is not a reportable segment. Net sales outside of the U.S. for the Company were not material for 2017, 2016 and 2015.

Strategy

The Company’s mission is to be trusted by its customers as the expert for the home and heart-felt life events. These include certain life events that evoke strong emotional connections such as getting married, moving to a new home, having a baby, going to college and decorating a room, which the Company supports through its wedding and baby registries, mover and student life programs, and its design consultation services. The Company’s ability to achieve its mission is driven by three broad objectives: first, to present a meaningfully differentiated and complete product assortment for the home, of the right quality, at the right value; second, to provide services and solutions that enhance the usage and enjoyment of its offerings; and third, to deliver a convenient, engaging, and inspiring shopping experience that is intelligently personalized over time. The Company is undertaking a number of strategic initiatives to support each of these objectives, as well as to drive change across the organization in order to improve operational efficiencies and to create future growth. Through this focused approach, the Company believes it will further its efforts to be trusted as the expert for the home and heart-felt life events.

The integration of retail store and customer facing digital channels allows the Company to provide its customers with a seamless omnichannel shopping experience. In-store purchases are primarily fulfilled from that store’s inventory, or may also be shipped to a customer from one of the Company’s distribution facilities, from a vendor, or from another store. Purchases, including web and mobile, can be shipped to a customer from the Company’s distribution facilities, directly from vendors, or from a store. The Company’s customers can also choose to pick up online orders in a store, as well as return online purchases to a store. Customers can also make purchases through one of the Company’s customer contact centers and in-store through The Beyond Store, the Company’s proprietary, web-based platform. These capabilities allow the Company to better serve customers across various channels.

By remaining grounded in its customer-centric culture, along with maintaining strong financial discipline, the Company believes it will achieve its mission to be the trusted expert for the home and heart-felt life events and continue to achieve long-term success.

Pricing. The Company believes in offering its customers high quality and differentiated products, and services and solutions at the right price and value. The Company regularly monitors price levels at its competitors in order to ensure that its prices are in accordance with its pricing philosophy. The Company believes that the application of its pricing philosophy is a significant factor in its ability to establish trust among customers as the expert for the home and heart-felt life events.

Merchandising. The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. The Company strives to present an exciting and engaging assortment of products to its customers, including name brands, proprietary and exclusive brands, as well as personalized products. The Company pursues product differentiation in several ways, including its own product development, and exclusivity and limited distribution with its vendor partners. Some examples of the Company’s proprietary brands include Wamsutta, Real Simple, SALT and Artisanal Kitchen Supply. The Company, on an ongoing basis, tests new merchandise categories and adjusts the categories of merchandise carried in-store and online and may add new product categories or expand its merchandise assortment as appropriate. Additionally, the Company continues to integrate its merchandise assortments among its concepts.

The Company is evolving toward providing a more inspirational and personal shopping experience with an expanded offering, which includes a more differentiated product mix, and enhanced services and solutions for customers, both in-store and across its customer facing digital channels.

As consumer shopping preferences continue to shift to customer facing digital channels, the Company believes its investments are driving a better omnichannel experience. The Company continues to improve the presentation and content as well as the functionality, general search and navigation features across its customer facing digital channels. The Company is also adapting its physical channels to further integrate its omnichannel capabilities to enhance the in-store customer experience by bringing products, and services and solutions, as well as the Company’s brand, to life. This includes services such as, reserve online and pickup in-store, purchase online and return in-store, and online appointment scheduling for one of the Company’s various registry services. In addition, the Company has introduced new technology in some stores which enables a customer to further engage with its products, obtain product ideas and answers to product questions.

Marketing. The Company’s marketing efforts include a full-range of online and off-line vehicles, including email, mobile SMS, social, search, digital display and online affiliate programs, as well as traditional print media such as postcards, newspaper inserts, circulars, and catalogs, all of which often include coupon offers. The Company is making significant investments to further develop and integrate its expansive customer data with other relevant third-party data and technology tools to develop and scale tailored and personalized marketing communications, and further its efforts to be trusted as the expert for the home and heart-felt life events.

Customer Service. The Company’s customer-centric culture is rooted in creating a noticeably better shopping experience for each and every customer. The Company invests in its people and in delivering high-quality products, and services and solutions. As part of its objective to take care of its customers, the Company strives to make returns and exchanges hassle-free, whether in store or online. The Company’s best-in-class registry services for wedding, baby, college and other heart-felt life events provide a unique opportunity to deepen customer relationships by demonstrating a high level of customer service during important life stages. Also, the Company continues to invest in the technology necessary to enable a more seamless interaction between its associates and its customers wherever, whenever and however they wish to interact with the Company. The Company’s customer contact centers provide 24/7 customer service and support either by phone, email or live chat. During the second quarter of fiscal 2017, the Company opened its newest customer contact center in the Orlando, Florida area. The Company continues to focus its efforts and investments to strengthen its position as a leader in customer service.

Suppliers

The Company purchases substantially all of its merchandise in the United States, the majority from domestic sources (who may manufacture overseas) and the balance from importers. The Company purchases a small amount of its merchandise directly from overseas sources. In fiscal 2017, the Company purchased its merchandise from approximately 11,100 suppliers with its largest supplier accounting for approximately 3% of its merchandise purchases with the 10 largest suppliers accounting for approximately 16% of such purchases. The Company has no long term contracts for the purchases of merchandise. The Company believes that most merchandise, other than brand name goods, is available from a variety of sources and that most brand name goods can be replaced with comparable merchandise.

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

Associates

As of March 3, 2018, the Company employed approximately 65,000 regular full-time and part-time associates. The Company believes that its employee relations are very good and that the labor turnover rate among its management employees is lower than that generally experienced within the industry.

Seasonality

The Company’s business is subject to seasonal influences. Generally, its sales volumes are higher in the calendar months of August, November and December, and lower in February.

Growth

In the 25-year period from the beginning of fiscal 1992 to the end of fiscal 2017, the Company has grown from 34 stores to 1,552 stores, plus its interactive platforms, including websites and applications, and distribution facilities. Total store square footage, net of openings and closings, grew from approximately 0.9 million square feet at the beginning of fiscal 1992 to approximately 43.7 million square feet at the end of fiscal 2017. Over the past several years, sales from the Company’s customer facing digital channels have continued to experience strong growth.

In addition, as of March 3, 2018, the Company had distribution facilities totaling approximately 7.2 million square feet, supporting the growth of its customer facing digital channels as well as its stores and its institutional sales segment. During the third quarter of fiscal 2017, the Company’s newest distribution facility in Las Vegas, Nevada began shipping to customers. This new facility replaced a smaller distribution facility in that area, which closed in late 2017, and provides additional capacity to support the growth of the Company’s customer facing digital channels.

Over the next several years, the Company expects to make heavy investments in people, processes and technology as it continues the evolution of its foundational structure to support its mission to be trusted by its customers as the expert for the home and heart-felt life events.

The Company expects company-wide to open approximately 20 new stores, and close approximately 40 stores in fiscal 2018, unless it can negotiate more favorable lease terms with landlords. Additionally, in connection with leveraging its merchandise offerings and optimizing its operations, the Company continues to expand, across selected stores, the number of specialty departments such as health and beauty care, baby, specialty food, and beverage. Also, the Company is committed to the continued growth of its merchandise categories and channels and is growing the number of items it is able to have shipped directly to customers from a vendor. The continued growth of the Company is dependent, in part, upon the Company’s ability to execute these and other key initiatives successfully.

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

The Company’s operating results could be negatively impacted by a major disruption of the Company’s information technology systems. The Company relies heavily on these systems to process transactions, manage inventory replenishment, summarize results and control distribution of products. Despite numerous safeguards and careful contingency planning, these systems are still subject to power outages, telecommunication failures, cybercrimes, cybersecurity attacks and other catastrophic events. A major disruption of the systems and their backup mechanisms may cause the Company to incur significant costs to repair the systems, experience a critical loss of data and/or result in business interruptions.

A breach of the Company’s data security systems or those of its third party service providers could have a negative impact on the Company's operating results and financial performance due to possible loss of consumer confidence, as well as potential government penalties and private litigation.

The Company processes, transmits, stores and maintains certain information about its customers and employees in the ordinary course of business. In connection with certain activities, including without limitation credit card processing, website hosting, data encryption and software support, the Company utilizes third party service providers, and the Company believes it takes appropriate steps to require such providers to secure such information and to assess their ability to do so. The Company invests considerable resources in protecting this sensitive information but is still subject to a possible security event, including but not limited to cybercrimes or cybersecurity attacks which may not be detected for a period of time. A breach of its security systems or those of its third party service providers resulting in unauthorized access to stored personal information could negatively impact the Company’s operating results and financial performance. Certain aspects of the business, particularly the Company’s websites, heavily depend on consumers entrusting personal financial information to be transmitted securely over public networks. A loss of consumer confidence from such a breach could result in lost future sales and have a material adverse effect on the Company’s reputation. In addition, a breach or other type of cybercrime or cybersecurity attack could cause the Company to incur significant costs to restore the integrity of its data and systems, could require the devotion of significant management resources, and could result in significant costs in government penalties and private litigation.

A failure of the Company’s suppliers to adhere to appropriate laws, regulations or standards could negatively impact its reputation.

The Company purchases substantially all of its merchandise in the United States, the majority from domestic sources (who may manufacture overseas) and the balance from importers. The Company purchases a small amount of its merchandise directly from overseas sources. The failure of one of the Company’s domestic or foreign suppliers to adhere to labor, environmental, privacy, health and safety laws, regulations and standards could negatively impact the Company’s reputation and have an adverse effect on the Company’s results of operations.

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

Changes in statutory, regulatory, and other legal requirements at a local, state or provincial and national level, or deemed noncompliance with such requirements, could potentially impact the Company’s operating and financial results.

The Company is subject to numerous statutory, regulatory and legal requirements at a local, state or provincial and national level, and this regulatory environment is subject to constant change. The Company’s operating results could be negatively impacted by developments in these areas due to the costs of compliance in addition to possible government penalties and litigation in the event of deemed noncompliance. Changes in the law or the regulatory environment in the areas of product safety, environmental protection, privacy and information security, wage and hour laws, and international trade policy, among others, could potentially impact the Company’s operations and financial results.

Changes to accounting rules, regulations and tax laws, or new interpretations of existing accounting standards or tax laws could negatively impact the Company’s operating results and financial position.

The Company’s operating results and financial position could be negatively impacted by changes to accounting rules and regulations or new interpretations of existing accounting standards. The Company’s effective income tax rate could be impacted by changes in accounting standards as well as changes in tax laws or the interpretations of these tax laws by courts and taxing authorities which could negatively impact the Company’s financial results. Such changes would include for example, the possible adoption by the United States of additional tariffs, or the disallowance of tax deductions, with respect to imported merchandise.

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

The Company’s 1,552 stores are located in all 50 states, the District of Columbia, Puerto Rico and Canada and range in size from approximately 5,000 to 100,000 square feet, but are predominantly between 18,000 and 50,000 square feet. Approximately 85% to 90% of store space is used for selling areas.

The table below sets forth the locations of the Company’s stores as of March 3, 2018:

STORE LOCATIONS

Alabama	24	New York	103
Alaska	2	North Carolina	45
Arizona	43	North Dakota	3
Arkansas	8	Ohio	48
California	185	Oklahoma	10
Colorado	34	Oregon	16
Connecticut	24	Pennsylvania	43
Delaware	6	Rhode Island	5
Florida	97	South Carolina	24
Georgia	39	South Dakota	3
Hawaii	2	Tennessee	28
Idaho	9	Texas	119
Illinois	53	Utah	16
Indiana	23	Vermont	3
Iowa	11	Virginia	49
Kansas	12	Washington	36
Kentucky	11	West Virginia	3
Louisiana	21	Wisconsin	16
Maine	8	Wyoming	2
Maryland	23	District of Columbia	3
Massachusetts	44	Puerto Rico	3
Michigan	44	Alberta, Canada	12
Minnesota	15	British Columbia, Canada	12
Mississippi	7	Manitoba, Canada	1
Missouri	23	New Brunswick, Canada	2
Montana	9	Nova Scotia, Canada	2
Nebraska	8	Ontario, Canada	26
Nevada	15	Prince Edward Island, Canada	1
New Hampshire	15	Saskatchewan, Canada	1
New Jersey	93	Total	1,552
New Mexico	9

The Company leases substantially all of its existing stores. The leases provide for original lease terms that generally range from 10 to 15 years and most leases provide for a series of five year renewal options, often at increased rents. The Company evaluates leases on an ongoing basis which may lead to renegotiated lease provisions, including rent and term duration, during renewal options, or the possible relocation of stores. The Company has approximately 400 stores across its retail fleet that will come up for renewal at the natural lease expiration over the next two years, of which the Company expects to permanently close approximately 40 stores in fiscal 2018, unless it is able to negotiate more favorable lease terms with its landlords. Certain leases provide for scheduled rent increases (which, in the case of fixed increases, the Company accounts for on a straight-line basis over the committed lease term, beginning when the Company obtains possession of the premises) and/or for contingent rent (based upon store sales exceeding stipulated amounts).

The Company has distribution facilities, which ship merchandise to stores and customers, totaling approximately 7.2 million square feet consisting of three owned and 16 leased facilities. During the third quarter of fiscal 2017, the Company’s newest distribution facility in Las Vegas, Nevada began shipping to customers. The new facility replaced a smaller distribution facility in that area, which closed in late 2017, and provides additional capacity to support the growth of the Company’s customer facing digital channels.

As of March 3, 2018, the Company has approximately 990,000 square feet within 22 leased and owned facilities for procurement and corporate office functions. In addition, the Company has five locations, totaling approximately 12,000 square feet, which are utilized primarily for sales related functions for its institutional sales segment.

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

	High	Low
Fiscal 2017:
1st Quarter	$41.90	$34.70
2nd Quarter	36.49	27.21
3rd Quarter	29.50	19.26
4th Quarter	24.57	20.52

	High	Low
Fiscal 2016:
1st Quarter	$52.09	$42.00
2nd Quarter	46.50	41.86
3rd Quarter	46.37	38.67
4th Quarter	48.08	39.26

The common stock is quoted under the symbol BBBY. On March 29, 2018, there were approximately 6,100 shareholders of record of the common stock (without including individual participants in nominee security position listings). On March 29, 2018, the last reported sale price of the common stock was $20.99.

During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. During fiscal 2017 and 2016, total cash dividends of $80.9 million and $55.6 million were paid, respectively. Subsequent to the end of the fourth quarter of fiscal 2017, on April 11, 2018, the Company’s Board of Directors declared a quarterly dividend increase to $0.16 per share to be paid on July 17, 2018 to shareholders of record at the close of business on June 15, 2018. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors.

Since 2004 through the end of fiscal 2017, the Company has repurchased approximately $10.5 billion of its common stock through share repurchase programs. The Company’s purchases of its common stock during the fourth quarter of fiscal 2017 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
November 26, 2017 - December 23, 2017	89,500	$22.81	89,500	$1,527,307,982
December 24, 2017 - January 20, 2018	588,600	$22.07	588,600	$1,514,316,652
January 21, 2018 - March 3, 2018	1,350,100	$22.30	1,350,100	$1,484,213,062
Total	2,028,200	$22.25	2,028,200	$1,484,213,062

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

Stock Price Performance Graph

The graph shown below compares the performance of the Company’s common stock with that of the S&P 500 Index, the S&P Specialty Retail Index and the S&P Retail Composite Index over the same period (assuming the investment of $100 in the Company’s common stock and each of the three Indexes on March 2, 2013, and the reinvestment of dividends, if any).

DOLLARS
300
275
250
225
200
175
150
125
100
75
50
25
-
3/2/13
3/1/14
2/28/15
2/27/16
2/25/17
3/3/18
Bed Bath & Beyond Inc.
S&P 500 Index
S&P Specialty Retail Index
S&P Retail Composite Index

ITEM 6 – SELECTED FINANCIAL DATA.

Consolidated Selected Financial Data	Fiscal Year Ended (1)
(in thousands, except per share	March 3,	February 25,	February 27,	February 28,	March 1,
and selected operating data)	2018 (2)	2017 (3)	2016	2015	2014

Statement of Earnings Data:

Net sales	$12,349,301	$12,215,757	$12,103,887	$11,881,176	$11,503,963

Gross profit	4,443,015	4,576,350	4,620,310	4,619,779	4,565,582

Operating profit	761,321	1,135,210	1,414,903	1,554,293	1,614,587

Net earnings	424,858	685,108	841,489	957,474	1,022,290

Net earnings per share - Diluted	$3.04	$4.58	$5.10	$5.07	$4.79

Dividends declared per share (6)	$0.60	$0.50	$-	$-	$-

Selected Operating Data:

Number of stores open (at period end)	1,552	1,546	1,530	1,513	1,496

Total square feet
of store space (at period end)	43,681,000	43,619,000	43,274,000	43,041,000	42,619,000

Percentage (decrease) increase in comparable sales (4)	(1.3%)	(0.6%)	1.0%	2.4%	2.4%

Comparable sales (in 000's) (4)	$11,813,092	$11,701,042	$11,722,973	$11,517,454	$10,660,573

Balance Sheet Data (at period end):

Working capital	$1,805,393	$1,559,400	$1,757,282	$1,933,647	$1,752,639

Total assets	7,040,806	6,822,655	6,487,677	6,749,665	6,356,033

Long-term sale/leaseback and capital lease
obligations	105,614	107,136	109,274	106,948	108,046

Long-term debt (5)	1,492,078	1,491,603	1,491,137	1,490,672	-

Shareholders' equity (6) (7)	$2,888,628	$2,719,277	$2,559,540	$2,743,190	$3,941,287

(1) Each fiscal year represents 52 weeks, except for fiscal 2017 (ended March 3, 2018) which represents 53 weeks.

(2) The Company acquired Decorist, Inc. on March 6, 2017.

(3) The Company acquired One Kings Lane, Inc. on June 13, 2016, PersonalizationMall.com, LLC ("PMall") on November 23, 2016, and certain assets of Chef Central on January 27, 2017.

(4) Comparable sales include sales consummated through all retail channels which have been operating for twelve full months following the opening period (typically four to six weeks). Of a Kind was excluded from the comparable sales calculations through the end of the first fiscal half of 2016, and is included beginning with the fiscal third quarter of 2016. One Kings Lane is excluded from the comparable sales calculation for fiscal 2017 and will continue to be excluded until after the currently in process re-platforming of One Kings Lane’s systems and integration of its support services have been in place for a period of time such that there would be a meaningful comparison in One Kings Lane’s sales over the prior period. Chef Central and Decorist are also excluded from the comparable sales calculation for fiscal 2017 and will continue to be excluded until after the anniversary of the respective acquisition. PMall is included in the comparable sales calculation beginning in the fourth quarter of fiscal 2017, as the anniversary of the acquisition occurred in November 2017. Linen Holdings is excluded from the comparable sales calculations and will continue to be excluded on an ongoing basis as it represents non-retail activity.

(5) On July 17, 2014, the Company issued $300 million aggregate principal amount of 3.749% senior unsecured notes due August 1, 2024, $300 million aggregate principal amount of 4.915% senior unsecured notes due August 1, 2034 and $900 million aggregate principal amount of 5.165% senior unsecured notes due August 1, 2044. Amounts shown are net of unamortized deferred financing costs.

(6) The Company’s Board of Directors declared quarterly dividends of $0.150 per share in each quarter of fiscal 2017, totaling $0.60 per share or approximately $86 million for the fiscal year 2017 and $0.125 per share in each quarter of fiscal 2016, totaling $0.50 per share or approximately $76 million for the fiscal year 2016. The Company had not declared any cash dividends in any of the fiscal years prior to fiscal 2016.

(7) In fiscal 2017, 2016, 2015, 2014, and 2013, the Company repurchased approximately $0.252 billion, $0.547 billion, $1.101 billion, $2.251 billion and $1.284 billion of its common stock, respectively.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is an omnichannel retailer selling a wide assortment of domestics merchandise and home furnishings which operates under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, “CTS”), Harmon, Harmon Face Values, or Face Values (collectively, “Harmon”), buybuy BABY (“Baby”) and World Market, Cost Plus World Market or Cost Plus (collectively, “Cost Plus World Market”). Customers can purchase products either in-store, online, with a mobile device or through a customer contact center. The Company generally has the ability to have customer purchases picked up in-store or shipped direct to the customer from the Company’s distribution facilities, stores or vendors. In addition, the Company operates Of a Kind, an e-commerce website that features specially commissioned, limited edition items from emerging fashion and home designers; One Kings Lane, an authority in home décor and design, offering a unique collection of select home goods, designer and vintage items; PersonalizationMall.com (“PMall”), an industry-leading online retailer of personalized products; Chef Central, a retailer of kitchenware, cookware and homeware items catering to cooking and baking enthusiasts; and Decorist, an online interior design platform that provides personalized home design services. The Company also operates Linen Holdings, a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, healthcare and other industries. Additionally, the Company is a partner in a joint venture which operates retail stores in Mexico under the name Bed Bath & Beyond.

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under U.S. generally accepted accounting principles and therefore is not a reportable segment.

The Company’s mission is to be trusted by its customers as the expert for the home and heart-felt life events. These include certain life events that evoke strong emotional connections such as getting married, moving to a new home, having a baby, going to college and decorating a room, which the Company supports through its wedding and baby registries, mover and student life programs, and its design consultation services. The Company’s ability to achieve its mission is driven by three broad objectives: first, to present a meaningfully differentiated and complete product assortment for the home, of the right quality, at the right value; second, to provide services and solutions that enhance the usage and enjoyment of its offerings; and third, to deliver a convenient, engaging, and inspiring shopping experience that is intelligently personalized over time. The Company is undertaking a number of strategic initiatives to support each of these objectives, as well as to drive change across the organization in order to improve operational efficiencies and to create future growth. Through this focused approach, the Company believes it will further its efforts to be trusted as the expert for the home and heart-felt life events.

The integration of retail store and customer facing digital channels allows the Company to provide its customers with a seamless shopping experience. In-store purchases are primarily fulfilled from that store’s inventory, or may also be shipped to a customer from one of the Company’s distribution facilities, from a vendor, or from another store. Purchases, including web and mobile, can be shipped to a customer from the Company’s distribution facilities, directly from vendors, or from a store. The Company’s customers can also choose to pick up online orders in a store, as well as return online purchases to a store. Customers can also make purchases through one of the Company’s customer contact centers and in-store through The Beyond Store, the Company’s proprietary, web-based platform. These capabilities allow the Company to better serve customers across various channels.

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

The results of operations for the fiscal year ended March 3, 2018 included Decorist since the date of acquisition, March 6, 2017. The results of operations for the fiscal year ended February 25, 2017 include One Kings Lane since the date of acquisition, June 13, 2016, and PMall since the date of acquisition, November 23, 2016. The results of operations for the fiscal year ended February 27, 2016 include Of a Kind since the date of acquisition in the second quarter of fiscal 2015.

The following represents an overview of the Company’s financial performance for the periods indicated:

•	Net sales in fiscal 2017 (fifty-three weeks) increased approximately 1.1% to $12.349 billion; net sales in fiscal 2016 (fifty-two weeks) increased approximately 0.9% to $12.216 billion over net sales of $12.104 billion in fiscal 2015 (fifty-two weeks).

•	Comparable sales in fiscal 2017 (fifty-three weeks) decreased by approximately 1.3%, as compared to a decrease of approximately 0.6% for fiscal 2016 (fifty-two weeks) and an increase of approximately 1.0% for fiscal 2015 (fifty-two weeks). Comparable sales percentages are calculated based on an equivalent number of weeks in each annual period. For fiscal 2017, comparable sales consummated through customer facing digital channels continued the trend of year over year strong growth consistent with fiscal 2016, while comparable sales consummated in-store declined in the mid-single-digit percentage range from the corresponding period in the prior year. For fiscal 2016, comparable sales consummated through customer facing digital channels experienced strong growth in excess of 20%, over the corresponding period in the prior year, while comparable sales consummated in-store declined in the low single-digit percentage range from the corresponding period in the prior year.

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

Sales consummated on a mobile device while physically in a store location are recorded as customer facing digital channel sales. Customer orders taken in-store by an associate through The Beyond Store, the Company’s proprietary, web-based platform are recorded as in-store sales. Customer orders reserved online and picked up in a store are recorded as in-store sales. Sales originally consummated from customer facing digital channels and subsequently returned in-store are recorded as a reduction of in-store sales.

Stores relocated or expanded are excluded from comparable sales if the change in square footage would cause meaningful disparity in sales over the prior period. In the case of a store to be closed, such store’s sales are not considered comparable once the store closing process has commenced. Stores impacted by unusual and unexpected events outside the Company’s control, including severe weather, fire or floods, are excluded from comparable sales for the period of time that such event would cause a meaningful disparity in sales over the prior period. Of a Kind was excluded from the comparable sales calculations through the end of the first fiscal half of 2016, and is included beginning with the fiscal third quarter of 2016. One Kings Lane is excluded from the comparable sales calculation for fiscal 2017 and will continue to be excluded until after the currently in process re-platforming of One King Lane’s systems and integration of its support services have been in place for a period of time such that there would be a meaningful comparison in One Kings Lane’s sales over the prior period. Chef Central and Decorist are also excluded from the comparable sales calculation for fiscal 2017 and will continue to be excluded until after the anniversary of the respective acquisition. PMall is included in the comparable sales calculation beginning in the fourth quarter of fiscal 2017, as the anniversary of the acquisition occurred in November 2017. Linen Holdings is excluded from the comparable sales calculations and will continue to be excluded on an ongoing basis as it represents non-retail activity.

•	Gross profit for fiscal 2017 was $4.443 billion or 36.0% of net sales, compared with $4.576 billion or 37.5% of net sales for fiscal 2016 and $4.620 billion or 38.2% of net sales for fiscal 2015.

•	Selling, general and administrative expenses (“SG&A”) for fiscal 2017 were $3.682 billion or 29.8% of net sales compared with $3.441 billion or 28.2% of net sales for fiscal 2016 and $3.205 billion or 26.5% of net sales for fiscal 2015.

•	Interest expense, net was $65.7 million, $69.6 million, and $87.5 million in fiscal 2017, 2016 and 2015, respectively.

•	The effective tax rate was 38.9%, 35.7%, and 36.6% for fiscal years 2017, 2016 and 2015, respectively.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, (the “Tax Act”). The Tax Act significantly revised the U.S. tax code by, among other things, (i) reducing the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, (ii) imposing a one-time transition tax on earnings of foreign subsidiaries deemed to be repatriated and (iii) implementing a modified territorial tax system. The Company’s effective tax rate for fiscal 2017 included a net increase of approximately 1.5%, resulting from the impacts of the Tax Act. The net unfavorable tax impact included the following: (1) re-measurement of the Company’s net deferred tax assets that existed on December 22, 2017; (2) deferred taxes that were created after December 22, 2017 that were deducted at the federal statutory rate of 32.66%, but will reverse at the newly enacted 21% federal statutory rate; (3) the transition tax on accumulated foreign earnings; and (4) the decrease in the federal statutory tax rate in fiscal 2017.

Additionally in fiscal 2017, the effective tax rate included the effect of the adoption of Accounting Standards Update (“ASU 2016-09”), Compensation – Stock Compensation (Topic 718): Improvements to Share-Based Payment Accounting, (“ASU 2016-09, Stock Compensation”), which increased the effective tax rate by approximately 1.4%. The effective rate also included approximately 1.9% of favorable tax benefits occurring during fiscal 2017.

The effective tax rates for fiscal 2016 and 2015 included discrete tax items resulting in net benefits of approximately $18.5 million and $14.8 million, respectively.

•	For the fiscal year ended March 3, 2018 (fifty-three weeks), net earnings per diluted share were $3.04 ($424.9 million), a decrease of approximately 33.6%, as compared with net earnings per diluted share of $4.58 ($685.1 million) for fiscal 2016 (fifty-two weeks), which was a decrease of approximately 10.2% from net earnings per diluted share of $5.10 ($841.5 million) for fiscal 2015 (fifty-two weeks).

For the fiscal year ended March 3, 2018, the decrease in net earnings per diluted share is the result of the decrease in net earnings due to the items described above, partially offset by an estimated $0.05 benefit related to the fifty-third week in fiscal 2017 and the benefit of the Company’s repurchases of its common stock. In addition, fiscal 2017 net earnings per diluted share included the net unfavorable impact of the Tax Act of approximately $0.08, the unfavorable impact of the adoption of ASU 2016-09, Stock Compensation of approximately $0.07 and the cash restructuring charges associated with the acceleration of the realignment of its store management structure of approximately $0.04.

For the fiscal year ended February 25, 2017, the decrease in net earnings per diluted share is the result of the decrease in net earnings due to the items described above, partially offset by the Company’s repurchases of its common stock.

Capital expenditures for fiscal 2017, 2016, and 2015 were $375.8 million, $373.6 million and $328.4 million, respectively. Approximately 50% of the current year capital expenditures were for technology projects, including investments in the Company’s digital capabilities, and the development and deployment of new systems and equipment in its stores. The remaining capital expenditures were primarily related to investments in stores, the Company’s new Las Vegas distribution facility, which began shipping to customers during the third quarter of fiscal 2017, and its new customer contact center in Florida. The Company continues to review and prioritize its capital needs and remains committed to making the required investments in its infrastructure to help position the Company for continued growth and success.

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

During fiscal 2017, the Company opened a total of 22 new stores and closed 16 stores. The Company plans to continue to actively manage its real estate portfolio in order to permit store sizes, layouts, locations and offerings to evolve over time to optimize market profitability and will renovate or reposition stores within markets when appropriate. Over the past several years, the Company’s pace of its store openings has slowed, and the Company has increased the number of store closings. The Company has approximately 400 stores across its retail fleet that will come up for renewal at the natural lease expiration over the next two years, of which the Company expects to permanently close approximately 40 stores in fiscal 2018, unless it is able to negotiate more favorable lease terms with its landlords. These expected closures are primarily Bed Bath & Beyond stores. In fiscal 2018, the Company expects to open approximately 20 new stores, primarily Baby and Cost Plus World Market stores. Additionally, the Company expects to continue to invest in technology related projects, including the deployment of new systems and equipment in its stores, enhancements to the Company’s customer facing digital channels, ongoing investment in its data warehouse and data analytics and the continued deployment of a new point of sale system.

During fiscal 2017, 2016 and 2015, the Company repurchased 8.0 million, 12.3 million, and 18.4 million shares, respectively, of its common stock at a total cost of approximately $252.4 million, $547.0 million and $1.101 billion, respectively. The Company’s share repurchase program may be influenced by several factors, including business and market conditions. The Company reviews its alternatives with respect to its capital structure on an ongoing basis.

During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. During fiscal 2017 and 2016, total cash dividends of $80.9 million and $55.6 million were paid, respectively. Subsequent to the end of the fourth quarter of fiscal 2017, on April 11, 2018, the Company’s Board of Directors declared a quarterly dividend increase to $0.16 per share to be paid on July 17, 2018 to shareholders of record at the close of business on June 15, 2018. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated (i) selected statement of earnings data of the Company expressed as a percentage of net sales and (ii) the percentage change in dollar amounts from the prior year in selected statement of earnings data:

	Fiscal Year Ended
	Percentage			Percentage Change
	of Net Sales			from Prior Year
	March 3,	February 25,	February 27,	March 3,	February 25,
	2018	2017	2016	2018	2017

Net sales	100.0%	100.0%	100.0%	1.1%	0.9%

Cost of sales	64.0	62.5	61.8	3.5	2.1

Gross profit	36.0	37.5	38.2	(2.9)	(1.0)

Selling, general and administrative
expenses	29.8	28.2	26.5	7.0	7.4

Operating profit	6.2	9.3	11.7	(32.9)	(19.8)

Interest expense, net	0.5	0.6	0.7	(5.6)	(20.5)

Earnings before provision for income
taxes	5.6	8.7	11.0	(34.7)	(19.7)

Provision for income taxes	2.2	3.1	4.0	(28.8)	(21.7)

Net earnings	3.4	5.6	7.0	(38.0)	(18.6)

Net Sales

Net sales in fiscal 2017 (fifty-three weeks) increased $133.5 million to $12.349 billion, representing an increase of 1.1% over $12.216 billion of net sales in fiscal 2016 (fifty-two weeks), which increased $111.9 million or 0.9% over the $12.104 billion of net sales in fiscal 2015 (fifty-two weeks). For fiscal 2017, the increase was attributable to an increase of approximately 1.8% due to the fifty-third week and approximately 0.8% in the Company’s non-comparable sales, partially offset by a decrease of approximately 1.5% in comparable sales, adjusted to compare fifty-three weeks to fifty-two weeks. For fiscal 2016, the increase was attributable to a 1.5% increase in the Company’s non-comparable sales, including One Kings Lane, PMall and new store sales, partially offset by a 0.6% decrease in comparable sales.

The decrease in comparable sales for fiscal 2017 (fifty-three weeks) was approximately 1.3% as compared with a decrease of approximately 0.6% for fiscal 2016 (fifty-two weeks). Comparable sales percentages are calculated based on an equivalent number of weeks in each annual period. The decrease in comparable sales for fiscal 2017 was due to a decrease in the number of transactions in stores, partially offset by an increase in the average transaction amount. The decrease in comparable sales for fiscal 2016 was due to a decrease in the number of transactions, partially offset by an increase in the average transaction amount.

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

For fiscal 2017, comparable sales consummated through customer facing digital channels continued the trend of year over year strong growth consistent with fiscal 2016, while comparable sales consummated in-store declined in the mid-single-digit percentage range from the corresponding period in the prior year. For fiscal 2016, comparable sales consummated through customer facing digital channels experienced strong growth in excess of 20%, over the corresponding period in the prior year, while comparable sales consummated in-store declined in the low single-digit percentage range from the corresponding period in the prior year.

Comparable sales represented $11.813 billion, $11.701 billion, and $11.723 billion of net sales for fiscal 2017, 2016 and 2015, respectively. Comparable sales dollars are calculated based on an equivalent number of weeks in each annual period.

Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise accounted for approximately 35.5%, 36.8%, and 35.9% of net sales in fiscal 2017, 2016 and 2015, respectively, of which the Company estimates that bed linens accounted for approximately 11% of net sales in both fiscal 2017 and 2016 and 12% of net sales in fiscal 2015. The remaining net sales in fiscal 2017, 2016, and 2015 of 64.5%, 63.2%, and 64.1%, respectively, represented sales of home furnishings. No other individual product category accounted for 10% or more of net sales during fiscal 2017, 2016 or 2015.

Gross Profit

Gross profit in fiscal 2017, 2016, and 2015 was $4.443 billion or 36.0% of net sales, $4.576 billion or 37.5% of net sales, and $4.620 billion or 38.2% of net sales, respectively. The decrease in the gross profit margin as a percentage of net sales between fiscal 2017 and 2016 was primarily attributed to, in order of magnitude: a decrease in merchandise margin; an increase in coupon expense, resulting from increases in redemptions and the average coupon amount; and an increase in net direct to customer shipping expense. The decrease in the gross profit margin as a percentage of net sales between fiscal 2016 and 2015 was primarily attributed to, in order of magnitude: an increase in coupon expense, resulting from increases in redemptions and the average coupon amount; and an increase in net direct to customer shipping expense.

Selling, General and Administrative Expenses

SG&A was $3.682 billion or 29.8% of net sales in fiscal 2017, $3.441 billion or 28.2% of net sales in fiscal 2016, and $3.205 billion or 26.5% of net sales in fiscal 2015. The percentage of net sales increase in SG&A between fiscal 2017 and 2016 was primarily attributable to, in order of magnitude: an increase in payroll and payroll related items (including salaries and store management restructuring charges); an increase in advertising expenses, due in part to the growth in digital advertising; and an increase in technology expenses and related depreciation. The percentage of net sales increase in SG&A between fiscal 2016 and 2015 was primarily attributable to, in order of magnitude: an increase in payroll and payroll related expense (including salaries); increased advertising expenses, due in part to the growth in digital advertising; and an increase in technology expenses and related depreciation.

Operating Profit

Operating profit for fiscal 2017 was $761.3 million or 6.2% of net sales, $1.135 billion or 9.3% of net sales for fiscal 2016, and $1.415 billion or 11.7% of net sales in fiscal 2015. The changes in operating profit as a percentage of net sales between 2017 and 2016 and between fiscal 2016 and 2015 were the result of the reductions in gross profit margin and the increases in SG&A as a percentage of net sales as described above.

The Company believes operating margin compression is likely to continue in fiscal 2018, however it is expected to be less than the Company experienced in fiscal 2017. This is largely due to gross margin deleverage, primarily due to the Company’s continued investment in its customer value proposition, and the ongoing shift to its digital channels, as well as SG&A deleverage primarily due to the investments it is making to transform the Company.

Interest Expense, net

Interest expense, net was $65.7 million, $69.6 million, and $87.5 million in fiscal 2017, 2016 and 2015, respectively. For fiscal 2017, 2016 and 2015, interest expense, net primarily related to interest on the senior unsecured notes issued in July 2014. For fiscal 2017 and 2016, also included in interest expense, net were net benefits of $13.3 million and $11.5 million, respectively, related to changes in the Company’s nonqualified deferred compensation plan (“NQDC”) investments. These favorable changes were fully offset by corresponding unfavorable changes in the NQDC liability recorded in SG&A and resulted in no net impact to the consolidated statement of earnings.

Income Taxes

The effective tax rate was 38.9% for fiscal 2017, 35.7% for fiscal 2016, and 36.6% for fiscal 2015. For fiscal 2017, the effective tax rate includes a net increase of approximately 1.5%, resulting from the Tax Act. The fiscal 2017 effective tax rate also includes the effect of the adoption of ASU 2016-09, Stock Compensation, which increased the effective tax rate by approximately 1.4%. The effect of this adoption in fiscal 2017 varied by quarter, and as anticipated, was heavily weighted toward the first quarter. The adoption of the standard did not affect the Company’s cash outflows for income taxes. Additionally, the fiscal 2017 effective rate included approximately 1.9% of net benefits primarily due to the recognition of favorable discrete federal and state tax items.

For fiscal 2016, the tax rate included net benefits of approximately $18.5 million, primarily due to the recognition of favorable discrete federal and state tax items. For fiscal 2015, the tax rate included net benefits of approximately $14.8 million, primarily due to the recognition of favorable discrete state tax items.

Potential volatility in the effective tax rate from year to year may occur as the Company is required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

GROWTH

In the 25-year period from the beginning of fiscal 1992 to the end of fiscal 2017, the Company has grown from 34 stores to 1,552 stores, plus its interactive platforms, including websites and applications, and distribution facilities. Total store square footage, net of openings and closings, grew from approximately 0.9 million square feet at the beginning of fiscal 1992 to approximately 43.7 million square feet at the end of fiscal 2017. Over the past several years, sales from the Company’s customer facing digital channels have continued to experience strong growth.

In addition, as of March 3, 2018, the Company had distribution facilities totaling approximately 7.2 million square feet, supporting the growth of its customer facing digital channels as well as its stores and its institutional sales segment. During the third quarter of fiscal 2017, the Company’s newest distribution facility in Las Vegas, Nevada began shipping to customers. This new facility replaced a smaller distribution facility in that area, which closed in late 2017, and provides additional capacity to support the growth of the Company’s customer facing digital channels.

Over the next several years, the Company expects to make heavy investments in people, processes and technology as it continues the evolution of its foundational structure to support its mission to be trusted by its customers as the expert for the home and heart-felt life events.

The Company expects company-wide to open approximately 20 new stores, and close approximately 40 stores in fiscal 2018, unless it can negotiate more favorable lease terms with landlords. Additionally, in connection with leveraging its merchandise offerings and optimizing its operations, the Company continues to expand, across selected stores, the number of specialty departments such as health and beauty care, baby, specialty food, and beverage. Also, the Company is committed to the continued growth of its merchandise categories and channels and is growing the number of items it is able to have shipped directly to customers from a vendor. The continued growth of the Company is dependent, in part, upon the Company’s ability to execute these and other key initiatives successfully.

The Company has built its management structure with a view towards its growth and believes that, as a result, it has the necessary management depth.

LIQUIDITY AND CAPITAL RESOURCES

The Company has been able to finance its operations, including its growth and acquisitions, substantially through internally generated funds. The Company ended fiscal 2017 in a very strong cash position, which it anticipates maintaining, to provide the Company the flexibility to fund its ongoing initiatives and act upon other opportunities that may arise. As of March 3, 2018, the Company had approximately $744 million in cash and investment securities, an increase of approximately $166 million compared with $578 million as of February 25, 2017. For fiscal 2018, the Company believes that it can continue to finance its operations, including its growth, planned capital expenditures, debt service obligations, cash dividends, and share repurchases, through existing and internally generated funds. In addition, if necessary, the Company could borrow under its $250 million revolving credit facility or the available balances under its lines of credit. Capital expenditures for fiscal 2018 are modeled to be in the range of approximately $375 to $425 million, subject to the timing and composition of projects. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Fiscal 2017 compared to Fiscal 2016

Net cash provided by operating activities in fiscal 2017 was $859.7 million, compared with $1.043 billion in fiscal 2016. Year over year, the Company experienced a decrease in net earnings, as adjusted for non-cash expenses (primarily deferred income taxes), and an increase in cash used in the net components of working capital (primarily prepaid expenses and other current assets, largely due to the prepayment of certain operating expenses associated with tax planning strategies, partially offset by merchandise inventories).

Retail inventory, which includes inventory in the Company’s distribution facilities for direct to customer shipments, was approximately $2.7 billion at March 3, 2018, a decrease of approximately 6.0% compared to retail inventory at February 25, 2017. The percentage decrease was due, in part, to the favorable impact of the Company’s inventory optimization strategies.

Net cash used in investing activities in fiscal 2017 was $674.4 million, compared with $491.9 million in fiscal 2016. In fiscal 2017, net cash used in investing activities was primarily due to $375.8 million of capital expenditures and $292.5 million of purchases of investment securities. In fiscal 2016, net cash used in investing activities was primarily due to $373.6 million of capital expenditures and $201.3 million of payments related to acquisitions, net of acquired cash, partially offset by $86.2 million of redemptions of investment securities.

Net cash used in financing activities for fiscal 2017 was $323.4 million, compared with $582.2 million in fiscal 2016. The decrease in net cash used in financing activities was primarily due to a decrease in common stock repurchases of $294.6 million partially offset by an increase of $25.3 million for the payment of dividends.

Fiscal 2016 compared to Fiscal 2015

Net cash provided by operating activities in fiscal 2016 was $1.043 billion, compared with $1.023 billion in fiscal 2015. Year over year, the Company experienced a decrease in cash used in the net components of working capital (primarily merchandise inventories and accounts payable), partially offset by a decrease in net earnings.

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

Net cash used in investing activities in fiscal 2016 was $491.9 million, compared with $275.6 million in fiscal 2015. In fiscal 2016, net cash used in investing activities was primarily due to $373.6 million of capital expenditures and $201.3 million of payments related to acquisitions, net of acquired cash, partially offset by $86.2 million of redemptions of investment securities. In fiscal 2015, net cash used by investing activities was primarily due to $328.4 million of capital expenditures, partially offset by $52.8 million of redemptions of investment securities, net of purchases.

Net cash used in financing activities for fiscal 2016 was $582.2 million, compared with $1.099 billion in fiscal 2015. The decrease in net cash used in financing activities was primarily due to a decrease in common stock repurchases of $553.6 million partially offset by $55.6 million for the payment of dividends.

Other Fiscal 2017 Information

At March 3, 2018, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of August 29, 2018 and February 24, 2019, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During fiscal 2017, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

On November 14, 2017, the Company replaced its existing $250 million five year senior unsecured revolving credit facility agreement with various lenders with a new $250 million five year senior unsecured revolving credit facility agreement ("Revolver") with various lenders maturing November 14, 2022. The new Revolver has essentially the same terms and requirements as the prior revolving credit facility agreement. For fiscal 2017 and 2016, the Company did not have any borrowings under the Revolver.

Between December 2004 and September 2015, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $11.950 billion of its common stock. Since 2004 through the end of fiscal 2017, the Company has repurchased approximately $10.5 billion of its common stock through share repurchase programs. The Company has approximately $1.5 billion remaining of authorized share repurchases as of March 3, 2018. The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company’s share repurchase program could change, and would be influenced by several factors, including business and market conditions.

During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. During fiscal 2017 and 2016, total cash dividends of $80.9 million and $55.6 million were paid, respectively. Subsequent to the end of the fourth quarter of fiscal 2017, on April 11, 2018, the Company’s Board of Directors declared a quarterly dividend increase to $0.16 per share to be paid on July 17, 2018 to shareholders of record at the close of business on June 15, 2018. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors.

The Company has contractual obligations consisting mainly of principal and interest related to the senior unsecured notes, operating leases for stores, offices, distribution facilities and equipment, purchase obligations, long-term sale/leaseback and capital lease obligations and other long-term liabilities which the Company is obligated to pay as of March 3, 2018 as follows:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Senior unsecured notes (1)	$1,500,000	$-	$-	$-	$1,500,000
Interest on senior unsecured notes (1)	1,548,251	72,477	144,954	144,954	1,185,866
Operating lease obligations (2)	3,041,505	612,097	1,035,593	661,796	732,019
Purchase obligations (3)	1,050,107	1,050,107	-	-	-
Long-term sale/leaseback and capital lease obligations(4)	322,047	10,284	20,815	20,841	270,107
Other long-term liabilities (5)	388,801	-	-	-	-

Total Contractual Obligations	$7,850,711	$1,744,965	$1,201,362	$827,591	$3,687,992

(1)  On July 17, 2014, the Company issued $300 million aggregate principal amount of 3.749% senior unsecured notes due August 1, 2024, $300 million aggregate principal amount of 4.915% senior unsecured notes due August 1, 2034 and $900 million aggregate principal amount of 5.165% senior unsecured notes due August 1, 2044.

(2)  The amounts presented represent the future minimum lease payments under non-cancelable operating leases.  In addition to minimum rent, certain of the Company's leases require the payment of additional costs for insurance, maintenance and other costs.  These additional amounts are not included in the table of contractual commitments as the timing and/or amounts of such payments are not known.  As of March 3, 2018, the Company has leased sites for 23 new or relocated locations planned for opening in fiscal 2018 or 2019, for which aggregate minimum rental payments over the term of the leases are approximately $126.5 million and are included in the table above.

(3)  Purchase obligations primarily consist of purchase orders for merchandise.

(4)  Long-term sale/leaseback and capital lease obligations represent future minimum lease payments under the sale/leaseback and capital lease agreements.

(5)  Other long-term liabilities are primarily comprised of income taxes payable, deferred rent, workers' compensation and general liability reserves and various other accruals and are recorded as Deferred Rent and Other Liabilities and Income Taxes Payable in the consolidated balance sheet as of March 3, 2018.  The amounts associated with these other long-term liabilities have been reflected only in the Total Column in the table above as the timing and / or amount of any cash payment is uncertain.

SEASONALITY

The Company’s business is subject to seasonal influences. Generally, its sales volumes are higher in the calendar months of August, November, and December, and lower in February.

INFLATION

The Company does not believe that its operating results have been materially affected by inflation during the past year. There can be no assurance; however, that the Company’s operating results will not be affected by inflation in the future.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In particular, judgment is used in areas such as inventory valuation, impairment of long-lived assets, goodwill and other indefinite lived intangible assets, accruals for self-insurance and income and certain other taxes. Actual results could differ from these estimates.

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

Goodwill and Other Indefinite Lived Intangible Assets: The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. The Company has not historically recorded an impairment to its goodwill and other indefinite lived intangible assets. As of March 3, 2018, the Company completed a quantitative impairment analysis of goodwill related to its reporting units. In completing this analysis, significant assumptions and estimates are required, including, but not limited to, projecting future cash flows, determining appropriate discount rates and terminal growth rates, and other assumptions. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results. Based upon the analysis performed, the Company concluded that no goodwill impairment existed as the fair value of each reporting unit was in excess of its carrying value. As of March 3, 2018, for certain other indefinite lived intangible assets, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of its other indefinite lived intangible assets did not exceed their carrying values and concluded no such events or circumstances existed which would require an impairment test being performed. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

Self Insurance: The Company utilizes a combination of insurance and self insurance for a number of risks including workers’ compensation, general liability, cyber liability, property liability, automobile liability and employee related health care benefits (a portion of which is paid by its employees). Liabilities associated with the risks that the Company retains are estimated by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Although the Company’s claims experience has not displayed substantial volatility in the past, actual experience could materially vary from its historical experience in the future. Factors that affect these estimates include but are not limited to: inflation, the number and severity of claims and regulatory changes. In the future, if the Company concludes an adjustment to self insurance accruals is required, the liability will be adjusted accordingly.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act included a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been previously accrued has now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, the Company intends to continue to reinvest the unremitted earnings of its Canadian subsidiary. Accordingly, no additional provision has been made for U.S. or additional non-U.S. taxes with respect to these earnings, except for the transition tax resulting from the Tax Act. In the event of repatriation to the U.S., it is expected that such earnings would be subject to non-U.S. withholding taxes offset, in whole or in part, by U.S. foreign tax credits.

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

The Company also accrues for certain other taxes as required by its operations.

Judgment is required in determining the provision for income and other taxes and related accruals, and deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company’s various tax returns are subject to audit by various tax authorities. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.

FORWARD-LOOKING STATEMENTS

This Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements related to future, not past, events. In this context, forward-looking statements often address the Company’s expected future business, financial performance and financial condition, and often contain words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, goal, and similar words and phrases. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment; consumer preferences, spending habits and adoption of new technologies; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; civil disturbances and terrorist acts; unusual weather patterns and natural disasters; competition from existing and potential competitors across all channels; pricing pressures; liquidity; the ability to achieve anticipated cost savings, and to not exceed anticipated costs, associated with organizational changes and investments; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise and other costs and expenses; potential supply chain disruption due to trade restrictions, political instability, labor disturbances, product recalls, financial or operational instability of suppliers or carriers, and other items; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s plans for new stores; the ability to establish and profitably maintain the appropriate mix of digital and physical presence in the markets it serves; the ability to assess and implement technologies in support of the Company’s development of its omnichannel capabilities; uncertainty in financial markets; volatility in the price of the Company’s common stock and its effect, and the effect of other factors, on the Company’s capital allocation strategy; disruptions to the Company’s information technology systems including but not limited to security breaches of systems protecting consumer and employee information or other types of cybercrimes or cybersecurity attacks; reputational risk arising from challenges to the Company’s or a third party product or service supplier’s compliance with various laws, regulations or standards, including those related to labor, health, safety, privacy or the environment; reputational risk arising from third-party merchandise or service vendor performance in direct home delivery or assembly of product for customers; changes to statutory, regulatory and legal requirements, including without limitation proposed changes affecting international trade, changes to, or new tax laws or interpretation of existing tax laws; new, or developments in existing, litigation, claims or assessments; changes to, or new, accounting standards; foreign currency exchange rate fluctuations; and the integration of acquired businesses. The Company does not undertake any obligation to update its forward-looking statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 3, 2018, the Company’s investments include cash and cash equivalents of approximately $346.1 million, short-term investment securities of $291.7 million and long term investments in auction rate securities of approximately $19.4 million at weighted average interest rates of 0.84%, 1.39% and 0.15%, respectively. The book value of these investments is representative of their fair values.

The Company’s senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of March 3, 2018, the fair value of the senior unsecured notes was $1.310 billion, which is based on quoted prices in active markets for identical instruments compared to the carrying value of approximately $1.500 billion.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

1)	Consolidated Balance Sheets as of March 3, 2018 and February 25, 2017

2)	Consolidated Statements of Earnings for the fiscal years ended March 3, 2018, February 25, 2017, and February 27, 2016

3)	Consolidated Statements of Comprehensive Income for the fiscal years ended March 3, 2018, February 25, 2017, and February 27, 2016

4)	Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 3, 2018, February 25, 2017, and February 27, 2016

5)	Consolidated Statements of Cash Flows for the fiscal years ended March 3, 2018, February 25, 2017, and February 27, 2016

6)	Notes to Consolidated Financial Statements

7)	Reports of Independent Registered Public Accounting Firm

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	March 3, 2018	February 25, 2017

Assets
Current assets:
Cash and cash equivalents	$346,140	$488,329
Short term investment securities	378,039	-
Merchandise inventories	2,730,874	2,905,660
Prepaid expenses and other current assets	516,025	197,912

Total current assets	3,971,078	3,591,901

Long term investment securities	19,517	89,592
Property and equipment, net	1,909,289	1,837,129
Goodwill	716,283	697,085
Other assets	424,639	606,948

Total assets	$7,040,806	$6,822,655

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,197,504	$1,179,088
Accrued expenses and other current liabilities	633,100	484,114
Merchandise credit and gift card liabilities	335,081	309,478
Current income taxes payable	-	59,821

Total current liabilities	2,165,685	2,032,501

Deferred rent and other liabilities	431,592	511,303
Income taxes payable	62,823	67,971
Long term debt	1,492,078	1,491,603

Total liabilities	4,152,178	4,103,378

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	-	-

Common stock - $0.01 par value; authorized - 900,000 shares; issued 341,795 and 339,533 shares, respectively; outstanding 140,498 and 146,274 shares, respectively	3,418	3,395
Additional paid-in capital	2,057,975	1,974,781
Retained earnings	11,343,503	11,003,890
Treasury stock, at cost	(10,467,972)	(10,215,539)
Accumulated other comprehensive loss	(48,296)	(47,250)

Total shareholders' equity	2,888,628	2,719,277

Total liabilities and shareholders' equity	$7,040,806	$6,822,655

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

	Twelve Months Ended
	March 3, 2018	February 25, 2017	February 27, 2016

Net sales	$12,349,301	$12,215,757	$12,103,887

Cost of sales	7,906,286	7,639,407	7,483,577

Gross profit	4,443,015	4,576,350	4,620,310

Selling, general and administrative expenses	3,681,694	3,441,140	3,205,407

Operating profit	761,321	1,135,210	1,414,903

Interest expense, net	65,661	69,555	87,458

Earnings before provision for income taxes	695,660	1,065,655	1,327,445

Provision for income taxes	270,802	380,547	485,956

Net earnings	$424,858	$685,108	$841,489

Net earnings per share - Basic	$3.05	$4.61	$5.15
Net earnings per share - Diluted	$3.04	$4.58	$5.10

Weighted average shares outstanding - Basic	139,238	148,590	163,257
Weighted average shares outstanding - Diluted	139,739	149,708	165,016

Dividends declared per share	$0.60	$0.50	$-

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Twelve Months Ended
	March 3, 2018	February 25, 2017	February 27, 2016

Net earnings	$424,858	$685,108	$841,489

Other comprehensive (loss) income:

Change in temporary impairment of auction rate securities, net of taxes	95	(351)	1,584
Pension adjustment, net of taxes	2,021	1,710	(351)
Currency translation adjustment	(2,548)	6,389	(13,918)
Reclassification due to the adoption of ASU 2018-02	(614)	-	-

Other comprehensive (loss) income	(1,046)	7,748	(12,685)

Comprehensive income	$423,812	$692,856	$828,804

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(in thousands)

	Common Stock		Additional Paid-	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	in Capital	Earnings	Shares	Amount	Loss	Total
Balance at February 28, 2015	336,667	$3,367	$1,796,692	$9,553,376	(162,489)	$(8,567,932)	$(42,313)	$2,743,190

Net earnings				841,489				841,489

Other comprehensive loss, net of tax							(12,685)	(12,685)

Shares sold under employee stock option plans, net of taxes	255	3	18,944					18,947

Issuance of restricted shares, net	590	6	(6)					-

Payment and vesting of performance stock units	98	1	(1)					-

Stock-based compensation expense, net			69,017					69,017

Director fees paid in stock	3		167					167

Repurchase of common stock, including fees					(18,434)	(1,100,585)		(1,100,585)
Balance at February 27, 2016	337,613	3,377	1,884,813	10,394,865	(180,923)	(9,668,517)	(54,998)	2,559,540

Net earnings				685,108				685,108

Other comprehensive income, net of tax							7,748	7,748

Dividend declared				(76,083)				(76,083)

Shares sold under employee stock option plans, net of taxes	634	6	15,700					15,706

Issuance of restricted shares, net	1,102	11	(11)					-

Payment and vesting of performance stock units	180	1	(1)					-

Stock-based compensation expense, net			74,114					74,114

Director fees paid in stock	4		166					166

Repurchase of common stock, including fees					(12,336)	(547,022)		(547,022)
Balance at February 25, 2017	339,533	3,395	1,974,781	11,003,890	(193,259)	(10,215,539)	(47,250)	2,719,277

Net earnings				424,858				424,858

Other comprehensive loss, net of tax				614			(1,046)	(432)

Dividend declared				(85,859)				(85,859)

Shares sold under employee stock option plans, net of taxes	359	4	10,157					10,161

Issuance of restricted shares, net	1,575	16	(16)					-

Payment and vesting of performance stock units	321	3	(3)					-

Stock-based compensation expense, net			72,904					72,904

Director fees paid in stock	7	-	152					152

Repurchase of common stock, including fees					(8,038)	(252,433)		(252,433)
Balance at March 3, 2018	341,795	$3,418	$2,057,975	$11,343,503	(201,297)	$(10,467,972)	$(48,296)	$2,888,628

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended
	March 3, 2018	February 25, 2017	February 27, 2016

Cash Flows from Operating Activities:
Net earnings	$424,858	$685,108	$841,489
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	313,107	290,914	273,947
Stock-based compensation	70,510	71,911	66,965
Deferred income taxes	175,351	24,878	56,997
Other	(69)	(1,032)	398
Decrease (increase) in assets, net of effect of acquisitions:
Merchandise inventories	176,672	(38,493)	(121,748)
Trading investment securities	(16,036)	(18,780)	(2,270)
Other current assets	(258,853)	(18,464)	(16,171)
Other assets	(4,754)	(14,480)	(27,904)
Increase (decrease) in liabilities, net of effect of acquisitions:
Accounts payable	13,210	49,458	(48,148)
Accrued expenses and other current liabilities	80,375	(8,586)	6,694
Merchandise credit and gift card liabilities	25,510	11,390	(7,872)
Income taxes payable	(64,941)	(8,307)	(15,036)
Deferred rent and other liabilities	(75,251)	17,754	15,213

Net cash provided by operating activities	859,689	1,043,271	1,022,554

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	(292,500)	-	(103,017)
Redemption of held-to-maturity investment securities	-	86,240	126,875
Redemption of available-for-sale investment securities	-	-	28,905
Capital expenditures	(375,793)	(373,574)	(328,395)
Investment in unconsolidated joint venture	-	(3,318)	-
Payment for acquisitions, net of cash acquired	(6,119)	(201,277)	-

Net cash used in investing activities	(674,412)	(491,929)	(275,632)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	10,313	20,424	9,109
Payment of other liabilities	(434)	-	(7,646)
Payment of dividends	(80,877)	(55,612)	-
Repurchase of common stock, including fees	(252,433)	(547,022)	(1,100,585)

Net cash used in financing activities	(323,431)	(582,210)	(1,099,122)

Effect of exchange rate changes on cash and cash equivalents	(4,035)	3,624	(7,801)

Net decrease in cash and cash equivalents	(142,189)	(27,244)	(360,001)

Cash and cash equivalents:

Beginning of period	488,329	515,573	875,574
End of period	$346,140	$488,329	$515,573

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Bed Bath & Beyond Inc. and Subsidiaries

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

A.	Nature of Operations

Bed Bath & Beyond Inc. and subsidiaries (the “Company”) is an omnichannel retailer selling a wide assortment of domestics merchandise and home furnishings which operates under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, “CTS”), Harmon, Harmon Face Values or Face Values (collectively, “Harmon”), buybuy BABY (“Baby”) and World Market, Cost Plus World Market or Cost Plus (collectively, “Cost Plus World Market”). Customers can purchase products from the Company either in-store, online, with a mobile device or through a customer contact center. The Company generally has the ability to have customer purchases picked up in-store or shipped direct to the customer from the Company’s distribution facilities, stores or vendors. In addition, the Company operates Of a Kind, an e-commerce website that features specially commissioned, limited edition items from emerging fashion and home designers; One Kings Lane, an authority in home décor and design, offering a unique collection of select home goods, designer and vintage items; PersonalizationMall.com (“PMall”), an industry-leading online retailer of personalized products; Chef Central, a retailer of kitchenware, cookware and homeware items catering to cooking and baking enthusiasts; and Decorist, an online interior design platform that provides personalized home design services. The Company also operates Linen Holdings, a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, healthcare and other industries. Additionally, the Company is a partner in a joint venture which operates retail stores in Mexico under the name Bed Bath & Beyond.

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under U.S. generally accepted accounting principles and therefore is not a reportable segment. Net sales outside of the U.S. for the Company were not material for fiscal 2017, 2016, and 2015.

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 35.5% and 64.5% of net sales, respectively, for fiscal 2017, 36.8% and 63.2% of net sales, respectively, for fiscal 2016 and 35.9% and 64.1% of net sales, respectively, for fiscal 2015. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

B.	Fiscal Year

The Company’s fiscal year is comprised of the 52 or 53-week period ending on the Saturday nearest February 28th. Accordingly, fiscal 2017 represented 53 weeks and ended March 3, 2018. Fiscal 2016 and fiscal 2015 represented 52 weeks and ended on February 25, 2017 and February 27, 2016, respectively.

C.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company accounts for its investment in the joint venture under the equity method.

Certain reclassifications have been made to the fiscal 2016 consolidated balance sheet to conform to the fiscal 2017 consolidated balance sheet presentation, as well as to the fiscal 2016 and 2015 consolidated statements of cash flows to conform to the fiscal 2017 consolidated statement of cash flows presentation.

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

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $95.6 million and $86.6 million as of March 3, 2018 and February 25, 2017, respectively.

F.	Investment Securities

Investment securities consist primarily of U.S. Treasury Bills with remaining maturities of less than one year and auction rate securities, which are securities with interest rates that reset periodically through an auction process. The U.S. Treasury Bills are classified as short term held-to-maturity securities and are stated at their amortized cost which approximates fair value. Auction rate securities are classified as available-for-sale and are stated at fair value, which had historically been consistent with cost or par value due to interest rates which reset periodically, typically every 7, 28 or 35 days. As a result, there generally were no cumulative gross unrealized holding gains or losses relating to these auction rate securities. However, beginning in mid-February 2008 due to market conditions, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities, and affect their estimated fair values at March 3, 2018 and February 25, 2017, but do not affect the underlying collateral of the securities. (See “Fair Value Measurements,” Note 4 and “Investment Securities,” Note 5). All income from these investments is recorded as interest income.

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

The cost of maintenance and repairs is charged to earnings as incurred; significant renewals and betterments are capitalized. Maintenance and repairs amounted to $125.7 million, $131.6 million, and $130.9 million for fiscal 2017, 2016 and 2015, respectively.

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

J.	Goodwill and Other Indefinite Lived Intangible Assets

The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available, including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. The Company has not historically recorded an impairment to its goodwill and other indefinite lived intangible assets. As of March 3, 2018, the Company completed a quantitative impairment analysis of goodwill related to its reporting units. In completing this analysis, significant assumptions and estimates are required, including, but not limited to, projecting future cash flows, determining appropriate discount rates and terminal growth rates, and other assumptions. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results. Based upon the analysis performed, the Company concluded that no goodwill impairment existed as the fair value of each reporting unit was in excess of its carrying value. As of March 3, 2018, for certain other indefinite lived intangible assets, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of its indefinite lived intangible assets did not exceed their carrying values and concluded no such events or circumstances existed which would require an impairment test being performed. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

Included within other assets in the accompanying consolidated balance sheets as of March 3, 2018 and February 25, 2017, respectively, are $305.4 million and $305.3 million for indefinite lived tradenames and trademarks.

K.	Self Insurance

The Company utilizes a combination of insurance and self insurance for a number of risks including workers’ compensation, general liability, cyber liability, property liability, automobile liability and employee related health care benefits (a portion of which is paid by its employees). Liabilities associated with the risks that the Company retains are estimated by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Although the Company’s claims experience has not displayed substantial volatility in the past, actual experience could materially vary from its historical experience in the future. Factors that affect these estimates include but are not limited to: inflation, the number and severity of claims and regulatory changes. In the future, if the Company concludes an adjustment to self insurance accruals is required, the liability will be adjusted accordingly.

L.	Deferred Rent

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the term of the lease beginning as of the date the Company obtained possession of the leased premises. Deferred rent amounted to $81.6 million and $80.3 million as of March 3, 2018 and February 25, 2017, respectively.

Cash or lease incentives (“tenant allowances”) received pursuant to certain store leases are recognized on a straight-line basis as a reduction to rent over the lease term. The unamortized portion of tenant allowances is included in deferred rent and other liabilities. The unamortized portion of tenant allowances amounted to $133.4 million and $119.4 million as of March 3, 2018 and February 25, 2017, respectively.

M.	Shareholders’ Equity

The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

Between December 2004 and September 2015, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $11.950 billion of its shares of common stock. Since 2004 through the end of fiscal 2017, the Company has repurchased approximately $10.5 billion of its common stock through share repurchase programs. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock and performance stock unit awards.

During fiscal 2017, the Company repurchased approximately 8.0 million shares of its common stock at a total cost of approximately $252.4 million. During fiscal 2016, the Company repurchased approximately 12.3 million shares of its common stock at a total cost of approximately $547.0 million. During fiscal 2015 the Company repurchased approximately 18.4 million shares of its common stock at a total cost of approximately $1.101 billion. The Company has approximately $1.5 billion remaining of authorized share repurchases as of March 3, 2018.

During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. During fiscal 2017 and 2016, total cash dividends of $80.9 million and $55.6 million were paid, respectively. Subsequent to the end of the fourth quarter of fiscal 2017, on April 11, 2018, the Company’s Board of Directors declared a quarterly dividend increase to $0.16 per share to be paid on July 17, 2018 to shareholders of record at the close of business on June 15, 2018. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors.

Cash dividends, if any, are accrued as a liability on the Company’s consolidated balance sheets and recorded as a decrease to additional paid-in capital when declared.

N.	Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The Company’s investment securities consist primarily of U.S. Treasury securities, which are stated at amortized cost, and auction rate securities, which are stated at their approximate fair value. The book value of the financial instruments, excluding the Company’s long term debt, is representative of their fair values (See “Fair Value Measurements,” Note 4). The fair value of the Company’s long term debt is approximately $1.310 billion as of March 3, 2018, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.500 billion.

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

The Company receives allowances from vendors in the normal course of business for various reasons including direct cooperative advertising, purchase volume and reimbursement for other expenses. Annual terms for each allowance include the basis for earning the allowance and payment terms, which vary by agreement. All vendor allowances are recorded as a reduction of inventory cost, except for direct cooperative advertising allowances which are specific, incremental and identifiable. The Company recognizes purchase volume allowances as a reduction of the cost of inventory in the quarter in which milestones are achieved. Advertising costs were reduced by direct cooperative allowances of $38.5 million, $37.4 million, and $31.7 million for fiscal 2017, 2016, and 2015, respectively.

R.	Store Opening, Expansion, Relocation and Closing Costs

Store opening, expansion, relocation and closing costs, including markdowns, asset residual values and projected occupancy costs, are charged to earnings as incurred.

S.	Advertising Costs

Expenses associated with direct response advertising are expensed over the period during which the sales are expected to occur, generally five to eight weeks, and all other expenses associated with store advertising are charged to earnings as incurred. Net advertising costs amounted to $444.4 million, $381.1 million, and $338.1 million for fiscal 2017, 2016, and 2015, respectively.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, (the “Tax Act”). The Tax Act included a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been previously accrued has now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, the Company intends to continue to reinvest the unremitted earnings of its Canadian subsidiary. Accordingly, no additional provision has been made for U.S. or additional non-U.S. taxes with respect to these earnings, except for the transition tax resulting from the Tax Act. In the event of repatriation to the U.S., it is expected that such earnings would be subject to non-U.S. withholding taxes offset, in whole or in part, by U.S. foreign tax credits.

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

Stock-based awards of approximately 8.0 million, 4.4 million, and 2.6 million shares were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive for fiscal 2017, 2016, and 2015, respectively.

W.	Recent Accounting Pronouncements

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 requires, on a prospective basis, recognition of excess tax benefits and tax deficiencies (resulting from an increase or decrease in the fair value of an award from grant date to the vesting or exercise date) in the provision for income taxes as a discrete item in the period in which they occur. The ASU also changes the classification of excess tax benefits from a financing activity to an operating activity in the Company’s consolidated statements of cash flows. In addition, ASU 2016-09 allows companies to make an accounting policy election to either estimate expected forfeitures or account for them as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company adopted ASU 2016-09 during the first quarter of fiscal 2017. During the fiscal year ended March 3, 2018, the Company recognized in income tax expense discrete tax expenses of $13.0 million related to tax deficiencies. Additionally, the Company elected to account for forfeitures as an estimate of the number of awards that are expected to vest, which is consistent with its accounting policy prior to adoption of ASU 2016-09. The Company adopted the provisions of ASU 2016-09 related to changes in the consolidated statements of cash flows on a retrospective basis. As such, excess tax benefits are now classified as an operating activity in the Company’s Consolidated Statements of Cash Flows instead of as a financing activity. As a result, excess tax benefits of $1.5 million and $10.3 million for the twelve months ended February 25, 2017 and February 27, 2016, respectively, were reclassified from financing activities to operating activities. ASU 2016-09 also requires that the value of shares withheld from employees upon vesting of stock awards in order to satisfy any applicable tax withholding requirements is presented within financing activities in the Company’s Consolidated Statements of Cash Flows, which is consistent with the Company’s historical presentation, and therefore had no impact to the Company.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Act. The amount of the reclassification is calculated based on the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts at the date of the enactment of the Tax Act related to items that remained in accumulated other comprehensive income (loss) at that time. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018 and early adoption is permitted. The Company early adopted this ASU in the fourth quarter of fiscal 2017 and reclassified $0.6 million of stranded deferred tax benefits from accumulated other comprehensive income (loss) to retained earnings.

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

The majority of the Company’s revenue is generated from the sale of product in its retail stores, which will continue to be recognized when control of the product is transferred to the customer. The Company has substantially completed its analysis of its revenue streams and expects the adoption to result in the following changes:

•	A change in the timing of recognizing advertising expense related to direct response advertising. These costs that were previously expensed over the period during which the sales were expected to occur will now be expensed the first time the advertising takes place.
•	A change in the presentation of the sales return reserve on the consolidated balance sheet, as estimated costs of returns will be recorded as a current asset rather than netted with the sales return reserve.
•	Changes in the presentation of certain other revenue streams on the consolidated statement of earnings between net sales, cost of sales, and selling, general and administrative expenses.

The Company will adopt this standard in the first quarter of fiscal 2018 using the modified retrospective method and will record the cumulative effect of applying this standard to opening retained earnings. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations, or cash flows on an ongoing basis, including any changes in its consolidated balance sheet or statements of earnings.

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

2. RESTRUCTURING ACTIVITIES

In the second quarter of fiscal 2017, the Company accelerated the realignment of its store management structure to support its customer-focused initiatives and omnichannel growth and expensed pre-tax cash restructuring charges of approximately $16.9 million, primarily for severance and related costs in conjunction with this realignment. During fiscal 2017, the Company paid $16.7 million of these costs.

3. ACQUISITIONS

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

On June 13, 2016, the Company acquired One Kings Lane, Inc., an authority in home décor and design, offering a unique collection of select home goods, designer and vintage items. Since the date of acquisition, the results of One Kings Lane’s operations, which were not material, have been included in the Company’s results of operations and no proforma disclosure of financial information has been presented. One Kings Lane is included in the North American Retail operating segment.

On November 23, 2016, the Company acquired PersonalizationMall.com, LLC, an industry-leading online retailer of personalized products, for an aggregate purchase price of approximately $190.3 million. Since the date of acquisition, the result of PMall’s operations, which were not material, have been included in the results of operations and no proforma disclosure of financial information has been presented. PMall is included in the North American Retail operating segment.

During the third quarter of fiscal 2017, the Company finalized the valuation of assets acquired and liabilities assumed. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

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

On January 27, 2017, the Company acquired certain assets including the brand, website and certain intellectual property assets and assumed certain contractual obligations of Chef Central, a retailer of kitchenware, cookware and homeware items catering to cooking and baking enthusiasts. Since the date of acquisition, the results of Chef Central’s operations, which were not material, have been included in the Company’s results of operations and no proforma disclosure of financial information has been presented. Chef Central is included in the North American Retail operating segment. (See “Transactions and Balances with Related Parties,” Note 9).

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

As of March 3, 2018, the Company’s financial assets utilizing Level 1 inputs include short term trading investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 5).

5.	INVESTMENT SECURITIES

The Company’s investment securities as of March 3, 2018 and February 25, 2017 are as follows:

(in millions)	March 3, 2018	February 25, 2017
Available-for-sale securities:
Long term	$19.4	$19.3

Trading securities:
Short term	86.3	-
Long term	-	70.3

Held-to-maturity securities:
Short term	291.7	-
Total investment securities	$397.4	$89.6

Auction Rate Securities

As of March 3, 2018 and February 25, 2017, the Company’s long term available-for-sale investment securities represented approximately $20.3 million par value of auction rate securities, consisting of preferred shares of closed end municipal bond funds, less temporary valuation adjustments of approximately $0.9 million and $1.0 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings.

In fiscal 2015, approximately $30.7 million of these securities were tendered at a price of approximately 94% of par value for which the Company incurred a realized loss of approximately $1.8 million, which is included within interest expense, net in the consolidated statement of earnings for fiscal 2015.

U.S. Treasury Securities

As of March 3, 2018, the Company’s short term held-to-maturity securities included approximately $291.7 million of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation). As of February 25, 2017, the Company had no short term held-to-maturity securities.

Trading Investment Securities

The Company’s trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value (See “Employee Benefit Plans,” Note 11). The values of these trading investment securities included in the table above are approximately $86.3 million and $70.3 million as of March 3, 2018 and February 25, 2017, respectively.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

(in thousands)	March 3, 2018	February 25, 2017

Land and buildings	$588,115	$579,514
Furniture, fixtures and equipment	1,409,157	1,332,038
Leasehold improvements	1,543,452	1,454,749
Computer equipment and software	1,500,199	1,290,690
	5,040,923	4,656,991

Less: Accumulated depreciation	(3,131,634)	(2,819,862)
Property and equipment, net	$1,909,289	$1,837,129

7. LONG TERM DEBT

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

The Notes were issued under an indenture (the “Base Indenture”), as supplemented by a first supplemental indenture (together, with the Base Indenture, the “Indenture”), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of March 3, 2018.

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

Revolving Credit Agreement

On November 14, 2017, the Company replaced its existing $250 million five year senior unsecured revolving credit facility agreement with various lenders with a new $250 million five year senior unsecured revolving credit facility agreement ("Revolver") with various lenders maturing November 14, 2022. The new Revolver has essentially the same terms and requirements as the prior revolving credit facility agreement. For fiscal 2017 and 2016, the Company did not have any borrowings under the Revolver.

Borrowings under the Revolver accrue interest at either (1) a fluctuating rate equal to the greater of the prime rate, as defined in the Revolver, the Federal Funds Rate plus 0.50%, or one-month LIBOR plus 1.0% and, in each case, plus an applicable margin based upon the Company’s leverage ratio which is calculated quarterly, (2) a periodic fixed rate equal to LIBOR plus an applicable margin based upon the Company’s leverage ratio which is calculated quarterly or (3) an agreed upon fixed rate. In addition, a commitment fee is assessed, which is included in interest expense, net in the consolidated statement of earnings. The Revolver contains customary affirmative and negative covenants and also requires the Company to maintain a maximum leverage ratio. The Company was in compliance with all covenants related to the Revolver as of March 3, 2018.

Deferred financing costs associated with the Notes and the current and former Revolvers of approximately $10.5 million were capitalized. In the accompanying consolidated balance sheets, the deferred financing costs are included in long term debt, net of amortization, for the Notes and are included in other assets, net of amortization, for the Revolver. These deferred financing costs for the Notes and the Revolver are being amortized over the term of each of the Notes and the term of the Revolver and such amortization is included in interest expense, net in the consolidated statement of earnings. Interest expense related to the Notes and the Revolver, including the commitment fee and the amortization of the deferred financing costs, was approximately $74.4 million, $73.4 million, and $73.0 million for fiscal 2017, 2016 and 2015, respectively.

Lines of Credit

At March 3, 2018, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of August 29, 2018 and February 24, 2019, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During fiscal 2017 and 2016, the Company did not have any direct borrowings under the uncommitted lines of credit. As of March 3, 2018, there was approximately $29.8 million of outstanding letters of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates. In addition, as of March 3, 2018, the Company maintained unsecured standby letters of credit of $39.4 million, primarily for certain insurance programs.

8.	PROVISION FOR INCOME TAXES

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act significantly revised the U.S. tax code by, among other things, (i) reducing the federal corporate income tax rate, effective January 1, 2018, from 35% to 21%, (ii) imposing a one-time transition tax on earnings of foreign subsidiaries deemed to be repatriated and (iii) implementing a modified territorial tax system.

Subsequent to the Tax Act, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows companies to record provisional amounts during a remeasurement period not to exceed one year after the enactment date while the accounting impact remains under analysis.

The Company has reasonably estimated the impact of the Tax Act in its fiscal 2017 provision for income taxes in accordance with its interpretation of the Tax Act and available guidance. The Tax Act resulted in a net unfavorable tax impact of approximately $10.5 million recorded in the fiscal fourth quarter of 2017. The net unfavorable tax impact included the following: (1) re-measurement of the Company’s net deferred tax assets that existed on December 22, 2017; (2) deferred taxes that were created after December 22, 2017 that were deducted at the federal statutory rate of 32.66%, but will reverse at the newly enacted 21% federal statutory rate; (3) the transition tax on accumulated foreign earnings; and (4) the decrease in the federal statutory tax rate in fiscal 2017.

The Company has made reasonable estimates of the impact of the Tax Act; however some aspects of these estimates are provisional and subject to adjustment in fiscal 2018 under the measurement period allowed by the SEC. The provisional amounts are related to the remeasurement of the Company’s net deferred tax assets and the transition tax on accumulated foreign earnings, which collectively totaled approximately $26.8 million. The Company believes the remeasurement of its net deferred tax assets is complete, except for changes in estimates that can result from finalizing the filing of its 2017 U.S. income tax return and changes that may be a direct impact of other provisional amounts due to the enactment of the Tax Act. The estimated transition tax was recorded based on the Company’s initial evaluation of the impact of the Tax Act and is subject to change during fiscal 2018 as the Company continues to refine, analyze and update the underlying data, computations and assumptions used to prepare this provisional amount during the measurement period. In addition, these estimates may be impacted as the Company further analyzes available tax accounting methods and elections, and state tax conformity to the federal tax changes and guidance issued by regulatory bodies that provide interpretive guidance of the Tax Act. Any adjustments to the provisional amounts will be recognized as a component of the provision for income taxes in the period in which such adjustments are determined within the annual period following the enactment of the Tax Act. Additionally, the Company continues to evaluate the Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act and the impact, if any, on its consolidated financial statements. As a result, the Company has not included any amount related to GILTI in its consolidated financial statements as of March 3, 2018.

The components of the provision for income taxes are as follows:

	FISCAL YEAR ENDED
(in thousands)	March 3, 2018	February 25, 2017	February 27, 2016

Current:
Federal	$82,044	$313,571	$389,039
State and local	13,554	42,101	39,991
	95,598	355,672	429,030

Deferred:
Federal	157,057	20,295	42,592
State and local	18,147	4,580	14,334
	175,204	24,875	56,926
	$270,802	$380,547	$485,956

At March 3, 2018 and February 25, 2017, included in other assets is a net deferred income tax asset of $11.0 million and $195.5 million, respectively. These amounts represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities consist of the following:

(in thousands)	March 3, 2018	February 25, 2017

Deferred tax assets:
Inventories	$26,657	$33,120
Deferred rent and other rent credits	47,893	73,577
Insurance	22,274	60,789
Stock-based compensation	23,690	41,715
Nonqualified deferred compensation plan	19,671	27,857
Merchandise credits and gift card liabilities	36,793	63,031
Accrued expenses	29,557	57,401
Obligations on distribution facilities	26,210	40,363
Carryforwards and other tax credits	48,221	40,481
Other	28,972	61,937

Deferred tax liabilities:
Depreciation	(125,067)	(137,144)
Goodwill	(54,254)	(69,127)
Intangibles	(55,091)	(82,688)
Prepaid expenses	(52,723)	-
Other	(11,778)	(15,843)
	$11,025	$195,469

At March 3, 2018, the Company has federal net operating loss carryforwards of $4.6 million (tax effected), which will begin expiring in 2025, state net operating loss carryforwards of $4.0 million (tax effected), which will expire between 2018 and 2031, California state enterprise zone credit carryforwards of $2.3 million (tax effected), which will expire in 2023, but require taxable income in the enterprise zone to be realizable.

The Company has not established a valuation allowance for the net deferred tax asset as it is considered more likely than not that it is realizable through a combination of future taxable income and the deductibility of future net deferred tax liabilities.

The following table summarizes the activity related to the gross unrecognized tax benefits from uncertain tax positions:

(in thousands)	March 3, 2018	February 25, 2017

Balance at beginning of year	$76,415	$72,807

Increase related to current year positions	11,437	14,491
Increase related to prior year positions	4,128	413
Decrease related to prior year positions	(1,823)	(4,202)
Settlements	(1,448)	-
Lapse of statute of limitations	(13,266)	(7,094)

Balance at end of year	$75,443	$76,415

Gross unrecognized tax benefits are classified in non-current income taxes payable (or a contra deferred tax asset) on the consolidated balance sheet for uncertain tax positions taken (or expected to be taken) on a tax return. As of March 3, 2018 and February 25, 2017, approximately $75.4 million and $76.3 million, respectively, of gross unrecognized tax benefits would impact the Company’s effective tax rate. As of March 3, 2018 and February 25, 2017, the liability for gross unrecognized tax benefits included approximately $9.6 million and $8.1 million, respectively, of accrued interest. The Company recorded an increase of interest of approximately $1.5 million for the fiscal year ended March 3, 2018 and a decrease of interest of $2.4 million for the fiscal year ended February 25, 2017 for gross unrecognized tax benefits in the consolidated statement of earnings.

The Company anticipates that any adjustments to gross unrecognized tax benefits which will impact income tax expense, due to the expiration of statutes of limitations, could be approximately $12 million in the next twelve months. However, actual results could differ from those currently anticipated.

As of March 3, 2018, the Company operated in all 50 states, the District of Columbia, Puerto Rico, Canada and several other international countries and files income tax returns in the United States and various state, local and international jurisdictions. The Company is open to examination for state and local jurisdictions with varying statutes of limitations, generally ranging from three to five years.

For fiscal 2017, the effective tax rate is comprised of the federal statutory income tax rate of 32.66%, the State income tax rate, net of federal benefit, of 4.12%, the net impact of the Tax Act of 3.86%, provision for uncertain tax positions of 0.32% and other income tax benefits of 2.03%. For fiscal 2016, the effective tax rate is comprised of the federal statutory income tax rate of 35.00%, the State income tax rate, net of federal benefit, of 3.25%, provision for uncertain tax positions of 0.28% and other income tax benefits of 2.82%. For fiscal 2015, the effective tax rate is comprised of the federal statutory income tax rate of 35.00%, the State income tax rate, net of federal benefit, of 3.07%, provision for uncertain tax positions of 0.07% and other income tax benefits of 1.53%.

9.	TRANSACTIONS AND BALANCES WITH RELATED PARTIES

In fiscal 2002, the Company had an interest in certain life insurance policies on the lives of its Co-Chairmen and their spouses. The Company’s interest in these policies was equivalent to the net premiums paid by the Company. The agreements relating to the Company’s interest in the life insurance policies on the lives of its Co-Chairmen and their spouses were terminated in fiscal 2003. Upon termination in fiscal 2003, the Co-Chairmen paid to the Company $5.4 million, representing the total amount of premiums paid by the Company under the agreements and the Company was released from its contractual obligation to make substantial future premium payments. In order to confer a benefit to its Co-Chairmen in substitution for the aforementioned terminated agreements, the Company has agreed to pay to the Co-Chairmen, at a future date, an aggregate amount of $4.2 million, which is included in accrued expenses and other current liabilities as of March 3, 2018 and February 25, 2017.

On January 27, 2017, the Company acquired certain assets including the brand, website and certain intellectual property assets and assumed certain contractual obligations of Chef Central, a retailer of kitchenware, cookware and homeware items catering to cooking and baking enthusiasts. Ron Eisenberg, the son of Warren Eisenberg, the Company’s Co-Chairman, was the founder and owner of Chef Central, and joined the Company as an employee to build Chef Central branded stores or departments. Mr. Eisenberg brought more than 30 years of specialty retail experience and the transaction also added knowledgeable and talented associates to the Company with great culinary retailing expertise. Warren Eisenberg recused himself from Board of Director deliberations relating to the transaction (See “Acquisitions,” Note 3).

10.	LEASES

The Company leases retail stores, as well as distribution facilities, offices and equipment, under agreements expiring at various dates through 2042. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial in fiscal 2017, 2016, and 2015), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

As of March 3, 2018, future minimum lease payments under non-cancelable operating leases were as follows:

(in thousands)	Operating Leases
Fiscal Year:
2018	$612,097
2019	558,365
2020	477,228
2021	379,050
2022	282,746
Thereafter	732,019
Total future minimum lease payments	$3,041,505

Expenses for all operating leases were $614.1 million, $582.2 million, and $568.1 million for fiscal 2017, 2016, and 2015, respectively.

As of March 3, 2018 and February 25, 2017, the capital lease obligations were approximately $4.5 million and $5.1 million, respectively, for which the current and long-term portions are included within accrued expenses and other current liabilities and deferred rent and other liabilities, respectively, in the consolidated balance sheet. Monthly minimum lease payments are accounted for as principal and interest payments. Interest expense for all capital leases was $0.3 million, $0.4 million, and $0.4 million for fiscal 2017, 2016, and 2015, respectively. The minimum capital lease payments, including interest, by fiscal year are: $0.9 million in fiscal 2018, $0.9 million in fiscal 2019, $0.8 million in fiscal 2020, $0.7 million in fiscal 2021, $0.6 million in fiscal 2022 and $1.6 million thereafter.

The Company has financing obligations, related to two sale/leaseback agreements, which approximated the discounted fair value of the minimum lease payments, had a residual fair value at the end of the lease term and are being amortized over the term of the respective agreements, including option periods, of 32 and 37 years. As of March 3, 2018 and February 25, 2017, the sale/leaseback financing obligations were approximately $102.5 million and $103.3 million, respectively, for which the current and long-term portions are included within accrued expenses and other current liabilities and deferred rent and other liabilities, respectively, in the consolidated balance sheet. Monthly lease payments are accounted for as principal and interest payments (at approximate annual interest rates of 7.2% and 10.6%). These sale/leaseback financing obligations, excluding the residual fair value at the end of the lease term, mature as follows: $0.8 million in fiscal 2018, $0.8 million in fiscal 2019, $0.9 million in fiscal 2020, $0.9 million in fiscal 2021, $1.0 million in fiscal 2022 and $76.5 million thereafter.

11.	EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company has three defined contribution savings plans covering all eligible employees of the Company (“the Plans”). During fiscal 2017, two 401(k) savings plans were merged into one of the Plans. Participants of the Plans may defer annual pre-tax compensation subject to statutory and Plan limitations. In addition, a certain percentage of an employee’s contributions are matched by the Company and vest over a specified period of time, subject to certain statutory and Plan limitations. The Company’s match was approximately $16.4 million, $15.2 million, and $13.9 million for fiscal 2017, 2016, and 2015, respectively, which was expensed as incurred.

Nonqualified Deferred Compensation Plan

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

The Company’s NQDC was for the benefit of employees who are defined by the Internal Revenue Service as highly compensated. Participants of the NQDC were able to defer annual pre-tax compensation subject to statutory and plan limitations. In addition, a certain percentage of an employee’s contributions may have been matched by the Company and vested over a specified period of time, subject to certain plan limitations. The Company’s match was approximately $0.6 million, $0.5 million, and $0.6 million in fiscal 2017, 2016 and 2015, respectively, which was expensed as incurred.

Changes in the fair value of the trading securities related to the NQDC and the corresponding change in the associated liability are included within interest income and selling, general and administrative expenses respectively, in the consolidated statements of earnings. Historically, these changes have resulted in no net impact to the consolidated statements of earnings.

Defined Benefit Plan

The Company has a non-contributory defined benefit pension plan for the CTS employees, hired on or before July 31, 2003, who meet specified age and length-of-service requirements. The benefits are based on years of service and the employee’s compensation up until retirement. The Company recognizes the overfunded or underfunded status of the pension plan as an asset or liability in its statement of financial position and recognizes changes in the funded status in the year in which the changes occur. For the years ended March 3, 2018, February 25, 2017 and February 27, 2016, the net periodic pension cost was not material to the Company’s results of operations. The Company has a $14.3 million and $19.3 million liability, which is included in deferred rent and other liabilities as of March 3, 2018 and February 25, 2017, respectively. In addition, as of March 3, 2018 and February 25, 2017, the Company recognized a loss of $3.2 million, net of taxes of $1.1 million, and a loss of $4.7 million, net of taxes of $3.0 million, respectively, within accumulated other comprehensive loss.

12.	COMMITMENTS AND CONTINGENCIES

The Company maintains employment agreements with its Co-Chairmen. Under these agreements, the Co-Chairmen could at any time elect senior status (i.e., to be continued to be employed to provide non-line executive consultative services). On May 11, 2017, the Co-Chairmen notified the Company that they elected to commence their Senior Status Period, effective May 21, 2017. The Co-Chairmen are entitled to a base salary, termination payments, postretirement benefits and other terms and conditions of employment, pursuant to the senior status provisions of these employment agreements. In addition, the Company maintains employment agreements with other executives which provide for severance pay and, in some instances, certain other supplemental retirement benefits.

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

13.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of $203.9 million, $364.4 million, and $442.4 million in fiscal 2017, 2016, and 2015, respectively. In addition, the Company had interest payments of approximately $81.3 million, $81.4 million, and $81.5 million in fiscal 2017, 2016, and 2015, respectively.

The Company recorded an accrual for capital expenditures of $63.7 million, $59.0 million, and $51.7 million as of March 3, 2018, February 25, 2017 and February 27, 2016, respectively. In addition, the Company recorded an accrual for dividends payable of $25.5 million and $20.5 million as of March 3, 2018 and February 25, 2017, respectively. The Company did not declare any dividends prior to fiscal 2016.

14.	STOCK-BASED COMPENSATION

The Company measures all employee stock-based compensation awards using a fair value method and records such expense, net of estimated forfeitures, in its consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards, stock options and performance stock units. The Company’s restricted stock awards are considered nonvested share awards.

Stock-based compensation expense for the fiscal year ended March 3, 2018, February 25, 2017 and February 27, 2016 was approximately $70.5 million ($43.1 million after tax or $0.31 per diluted share), $71.9 million ($46.3 million after tax or $0.31 per diluted share), and approximately $67.0 million ($42.4 million after tax or $0.26 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the years ended March 3, 2018 and February 25, 2017 was approximately $2.4 million and $2.2 million, respectively.

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

Stock Options

Stock option grants are issued at fair market value on the date of grant and generally become exercisable in either three or five equal annual installments beginning one year from the date of grant for options issued since May 10, 2010, and beginning one to three years from the date of grant for options issued prior to May 10, 2010, in each case, subject, in general to the recipient remaining in the Company’s service on specified vesting dates. Option grants expire eight years after the date of grant. All option grants are nonqualified. As of March 3, 2018, unrecognized compensation expense related to the unvested portion of the Company’s stock options was $17.6 million, which is expected to be recognized over a weighted average period of 2.9 years.

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	FISCAL YEAR ENDED
Black-Scholes Valuation Assumptions (1)	March 3, 2018	February 25, 2017	February 27, 2016

Weighted Average Expected Life (in years) (2)	6.7	6.6	6.7
Weighted Average Expected Volatility (3)	26.49%	26.96%	27.59%
Weighted Average Risk Free Interest Rates (4)	2.17%	1.46%	1.93%
Expected Dividend Yield (5)	1.60%	1.10%	-

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

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.

(5) Expected dividend yield is estimated based on anticipated dividend payouts.

Changes in the Company’s stock options for the fiscal year ended March 3, 2018 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	3,906	$56.48
Granted	694	37.50
Exercised	(359)	28.33
Forfeited or expired	-	-
Options outstanding, end of period	4,241	55.76
Options exercisable, end of period	2,447	$60.38

The weighted average fair value for the stock options granted in fiscal 2017, 2016, and 2015 was $9.50, $11.87, and $23.12, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of March 3, 2018 was 4.0 years and the aggregate intrinsic value was $0. The weighted average remaining contractual term for options exercisable as of March 3, 2018 was 2.6 years and the aggregate intrinsic value was $0. The total intrinsic value for stock options exercised during fiscal 2017, 2016, and 2015 was $3.9 million, $9.0 million, and $8.7 million, respectively.

Net cash proceeds from the exercise of stock options for fiscal 2017 were $10.2 million and the net associated income tax expense was $0.2 million.

Restricted Stock

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock is based solely on time vesting. As of March 3, 2018, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock awards was $139.0 million, which is expected to be recognized over a weighted average period of 4.5 years.

Changes in the Company’s restricted stock for the fiscal year ended March 3, 2018 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	3,492	$58.12
Granted	1,919	34.27
Vested	(761)	58.69
Forfeited	(339)	49.68
Unvested restricted stock, end of period	4,311	$48.07

Performance Stock Units

Performance stock units (“PSUs”) are issued and measured at fair market value on the date of grant. Vesting of PSUs awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test during a one-year period from the date of grant and during a three-year period from the date of grant and, assuming achievement of the performance-based test, time vesting over periods of up to four years, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. Performance during the one-year period will be based on Earnings Before Interest and Taxes (“EBIT”) margin relative to a peer group of the Company and performance during the three-year period will be based on Return on Invested Capital (“ROIC”) or a combination of EBIT margin and ROIC relative to such peer group. The awards based on EBIT margin and ROIC range from a floor of zero to a cap of 150% of target achievement. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the assumption that 100% of the target award will be achieved. The Company evaluates the target assumption on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of March 3, 2018, unrecognized compensation expense related to the unvested portion of the Company’s performance stock units was $23.0 million, which is expected to be recognized over a weighted average period of 1.8 years.

Changes in the Company’s PSUs for the fiscal year ended March 3, 2018 were as follows:

(Shares in thousands)	Number of Performance Stock Units	Weighted Average Grant-Date Fair Value
Unvested performance stock units, beginning of period	1,014	$55.19
Granted	660	37.50
Vested	(322)	57.28
Forfeited	-	-
Unvested performance stock units, end of period	1,352	$46.06

15.	SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	FISCAL 2017 QUARTER ENDED				FISCAL 2016 QUARTER ENDED
(in thousands, except per share data)	May 27, 2017	August 26, 2017	November 25, 2017	March 3, 2018	May 28, 2016	August 27, 2016	November 26, 2016	February 25, 2017

Net sales	$2,742,141	$2,936,357	$2,954,539	$3,716,264	$2,738,084	$2,988,235	$2,955,484	$3,533,954
Gross profit	1,000,115	1,068,559	1,041,061	1,333,280	1,023,592	1,116,893	1,092,774	1,343,091
Operating profit	147,011	168,847	108,360	337,103	213,026	280,973	211,283	429,928
Earnings before provision for income taxes	130,431	149,681	94,739	320,809	196,711	262,774	193,029	413,141
Provision for income taxes	55,148	55,451	33,438	126,765	74,092	95,439	66,605	144,411
Net earnings	$75,283	$94,230	$61,301	$194,044	$122,619	$167,335	$126,424	$268,730
EPS-Basic (1)	$0.53	$0.67	$0.44	$1.41	$0.81	$1.12	$0.86	$1.86
EPS-Diluted (1)	$0.53	$0.67	$0.44	$1.41	$0.80	$1.11	$0.85	$1.84
Dividends declared per share	$0.150	$0.150	$0.150	$0.150	$0.125	$0.125	$0.125	$0.125

(1) Net earnings per share ("EPS") amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Bed Bath & Beyond Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries (the Company) as of March 3, 2018 and February 25, 2017, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended March 3, 2018, and the related notes and the consolidated financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 3, 2018 and February 25, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended March 3, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 3, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 2, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1992.

Short Hills, New Jersey
May 2, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors
Bed Bath & Beyond Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Bed Bath & Beyond Inc. and subsidiaries’ (the Company) internal control over financial reporting as of March 3, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 3, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 3, 2018 and February 25, 2017, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 3, 2018, and the related notes and consolidated financial statement schedule, (collectively, the consolidated financial statements), and our report dated May 2, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Short Hills, New Jersey
May 2, 2018

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Based on their evaluation as of March 3, 2018, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of March 3, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), released in 2013, Internal Control-Integrated Framework.

Our management has concluded that, as of March 3, 2018, our internal control over financial reporting is effective based on these criteria.

(c) Attestation Report of the Independent Registered Public Accounting Firm

KPMG LLP issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 3, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Directors of the Company

Information relative to Directors of the Company is set forth under the section captioned “Election of Directors” in the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders (“the Proxy Statement”) and is incorporated herein by reference.

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

The following table provides certain information as of March 3, 2018 with respect to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	5,982,068 (2)	$55.76 (3)	9,078,459
Equity compensation plans not approved by shareholders	-	-	-
Total (4)	5,982,068 (2)	$55.76 (3)	9,078,459

(1)	These plans consist of the Company’s 2004 Incentive Compensation Plan and the 2012 Incentive Compensation Plan, which amended and restated the 2004 Incentive Compensation Plan.
(2)	This amount includes 1,741,062 shares that may be issued upon the vesting of performance stock units granted under the 2012 Incentive Compensation Plan, which represents the estimated maximum number of shares that may be issued upon the vesting of the performance stock units. This amount also includes 4,241,006 of stock options outstanding.
(3)	The weighted-average exercise price solely takes into account outstanding stock options as other outstanding awards under the 2004 Incentive Compensation Plan and the 2012 Incentive Compensation Plan do not have an exercise price.
(4)	Any shares of common stock that are subject to awards of options or stock appreciation rights under the 2012 Incentive Compensation Plan shall be counted against the aggregate number of shares of common stock that may be issued as one share for every share issued. Any shares of common stock that are subject to awards other than options or stock appreciation rights, including restricted stock awards and performance stock units, shall be counted against this limit as 2.20 shares for every share granted.

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements of Bed Bath & Beyond Inc. and subsidiaries are incorporated under Item 8 of this Form 10-K.

(a) (2) Financial Statement Schedules

For the Fiscal Years Ended March 3, 2018, February 25, 2017 and February 27, 2016.

Schedule II – Valuation and Qualifying Accounts

(a) (3) Exhibits

Unless otherwise indicated, exhibits are incorporated by reference to the correspondingly numbered exhibits to the Company’s Registration Statement on Form S-1 (Commission File No. 33-47250).

Exhibit No.	Exhibit

3.1***	Restated Certificate of Incorporation

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended August 25, 1996)

3.3	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

3.4	Certificate of Change of Bed Bath & Beyond Inc. under Section 805-A of the Business Corporation Law (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

3.5	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 30, 1998)

3.6	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 1, 2001)

3.7	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated July 1, 2009)

3.8	Amended By-Laws of Bed Bath & Beyond Inc. (as amended effective as of September 23, 2009) (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated September 29, 2009)

3.9	Amended By-Laws of Bed Bath & Beyond Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on May 16, 2017)

3.10	Amended By-Laws of Bed Bath & Beyond Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the Commission on December 28, 2017)

4.1	Indenture, dated as of July 17, 2014, relating to the 3.749% senior unsecured notes due 2024, the 4.915% senior unsecured notes due 2034 and the 5.165% senior unsecured notes due 2044, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on July 17, 2014)

4.2	First Supplemental Indenture, dated as of July 17, 2014, relating to the 3.749% senior unsecured notes due 2024, the 4.915% senior unsecured notes due 2034 and the 5.165% senior unsecured notes due 2044, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on July 17, 2014)

4.3	Form of 3.749% senior unsecured notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the Commission on July 17, 2014)

4.4	Form of 4.915% senior unsecured notes due 2034 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed with the Commission on July 17, 2014)

4.5	Form of 5.165% senior unsecured notes due 2044 (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K filed with the Commission on July 17, 2014)

10.1*	Stock Option Agreement between the Company and Warren Eisenberg, dated as of August 26, 1997 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

10.2*	Stock Option Agreement between the Company and Leonard Feinstein, dated as of August 26, 1997 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

10.3*	Company’s 1992 Stock Option Plan, as amended through August 26, 1997 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

10.4*	Company’s 1996 Stock Option Plan, as amended through August 26, 1997 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 1997)

10.5*	Employment Agreement between the Company and Steven H. Temares (dated as of December 1, 1994) (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended February 28, 1998)

10.6*	Form of Employment Agreement between the Company and the Chief Merchandising Officer and Senior Vice President and Senior Vice President – Stores (dated as of December 1, 1994) (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended February 28, 1998)

10.7*	Company’s 1998 Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 30, 1998)

10.8*	Stock Option Agreement between the Company and Warren Eisenberg, dated as of August 13, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 27, 1999)

10.9*	Stock Option Agreement between the Company and Leonard Feinstein, dated as of August 13, 1999 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 27, 1999)

10.10*	Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 27, 1999)

10.11*	Company’s 2000 Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2000 which is incorporated by reference to Exhibit A to the Registrant’s Proxy Statement dated May 22, 2000)

10.12*	Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2000)

10.13*	Company’s 2001 Stock Option Plan (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended March 3, 2001)

10.14*	Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2002)

10.15*	Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002)

10.16*	Agreement Terminating Agreements concerning “Split Dollar” Life Insurance Plan, dated May 9, 1994 and June 16, 1995, among the Company, Jay D. Waxenberg, as trustee of the Warren Eisenberg Life Insurance Trust, Warren Eisenberg and Maxine Eisenberg (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 29, 2003)

10.17*	Agreement Terminating Agreements concerning “Split Dollar” Life Insurance Plan, dated May 9, 1994 and June 16, 1995, among the Company, Jay D. Waxenberg, as trustee of the Leonard Joseph Feinstein Life Insurance Trust and Leonard Feinstein (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 29, 2003)

10.18*	Compensation Agreement concerning Substitute Benefit Payments upon Termination of “Split Dollar” Life Insurance Plan between the Company and Warren Eisenberg, dated as of February 27, 2004 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended February 28, 2004)

10.19*	Compensation Agreement concerning Substitute Benefit Payments upon Termination of “Split Dollar” Life Insurance Plan between the Company and Leonard Feinstein, dated as of February 27, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended February 28, 2004)

10.20*	Employment Agreement between the Company and Eugene A. Castagna (dated as of March 1, 2000) (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended February 28, 2004)

10.21*	Company’s 2004 Incentive Compensation Plan (incorporated by reference to Exhibit B to the Registrant’s Proxy Statement dated May 28, 2004)

10.22*	Form of Standard Stock Option Agreement dated as of May 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 29, 2004)

10.23*	Form of Stock Option Agreement under 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 28, 2004)

10.24*	Form of Restricted Stock Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 28, 2005)

10.25*	Performance-Based Form of Restricted Stock Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 28, 2005)

10.26*	Form of Stock Option Agreement under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 27, 2005)

10.27*	Company’s Nonqualified Deferred Compensation Plan (effective January 1, 2006) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 5, 2006)

10.28*	Addendum to Stock Option Agreements for Warren Eisenberg, Leonard Feinstein and Steven H. Temares, dated as of December 27, 2006 (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended March 3, 2007)

10.29*	Addendum to Stock Option Agreements for Eugene A. Castagna, Matthew Fiorilli and Arthur Stark dated December 28, 2006 (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended March 3, 2007)

10.30*	Amended and Restated Employment Agreement between the Company and Warren Eisenberg, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 29, 2008)

10.31*	Amended and Restated Employment Agreement between the Company and Leonard Feinstein, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 29, 2008)

10.32*	Bed Bath & Beyond Inc. Policy on Recovery of Incentive Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 30, 2009)

10.33*	Performance-Based Form of Restricted Stock Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 30, 2009)

10.34*	Form of Amendment to Employment Agreement of Steven H. Temares, Eugene A. Castagna, Matthew Fiorilli and Arthur Stark, dated May, 2007 in the case of Messrs. Temares, Fiorilli and Stark, and July, 2007 in the case of Mr. Castagna (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 29, 2009)

10.35*	Amended and Restated Supplemental Executive Retirement Benefit Agreement between the Company and Steven H. Temares, dated November 16, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 19, 2009)

10.36*	Escrow Agreement with Respect to Supplemental Executive Retirement Benefit Agreement between the Company and Steven H. Temares, dated November 16, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated November 19, 2009)

10.37*	Amendment dated as of August 13, 2010 to Amended and Restated Employment Agreement between the Company and Warren Eisenberg, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 28, 2010)

10.38*	Amendment dated as of August 13, 2010 to Amended and Restated Employment Agreement between the Company and Leonard Feinstein, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 28, 2010)

10.39*	Bed Bath & Beyond Inc. 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on June 26, 2012)

10.40*	Performance-Based Form of Restricted Stock Agreement under 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K for the year ended March 1, 2013)

10.41*	Form of Stock Option Agreement under 2012 Stock Option Plan (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the year ended March 1, 2013)

10.42*	Notice of Amendment to Restricted Stock Agreements, dated on or before June 11, 2012 (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended March 1, 2013)

10.43*	Letter agreement dated as of June 28, 2013 between the Company and Warren Eisenberg (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 2, 2013)

10.44*	Letter agreement dated as of June 28, 2013 between the Company and Leonard Feinstein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 2, 2013)

10.45*	Amendment dated as of February 26, 2014 to Amended and Restated Employment Agreement between the Company and Warren Eisenberg, dated as of December 31, 2008, as previously amended as of June 29, 2010 and August 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on February 28, 2014)

10.46*	Amendment dated as of February 26, 2014 to Amended and Restated Employment Agreement between the Company and Leonard Feinstein, dated as of December 31, 2008, as previously amended as of June 29, 2010 and August 13, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on February 28, 2014)

10.47*	Form of Standard Performance Unit Agreement under 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 9, 2014)

10.48*	Employment Agreement between the Company and Susan E. Lattmann (dated as of October 6, 2014) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on October 8, 2014)

10.49*	Form of Performance Stock Unit Agreement under 2012 Incentive Compensation Plan (effective 2015) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on July 8, 2015)

10.50*	Amended and Restated Nonqualified Deferred Compensation Plan (effective January 1, 2016) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on July 6, 2016)

10.51*	Amended and Restated Nonqualified Deferred Compensation Plan (effective January 1, 2008) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on July 6, 2016)

10.52*	Form of Performance Stock Unit Agreement under 2012 Incentive Compensation Plan (effective 2016) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Commission on July 6, 2016)

10.53*	Letter agreement dated February 7, 2017 between the Company and Warren Eisenberg (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on February 9, 2017)

10.54*	Letter agreement dated February 7, 2017 between the Company and Leonard Feinstein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on February 9, 2017)

10.55*	Form of Standard Performance Stock Unit Agreement under 2012 Incentive Compensation Plan (effective 2017) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on June 30, 2017)

10.56*	Form of Performance Stock Unit Agreement under 2012 Incentive Compensation Plan (effective 2017) for Steven H. Temares (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on June 30, 2017)

10.57*	Amendment dated as of November 1, 2017 to Employment Agreement between the Company and Susan Lattmann (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on December 28, 2017)

10.58**	Form of Amendment to Employment Agreement of Matthew Fiorilli and Arthur Stark, dated December 14, 2006 in the case of Mr. Fiorilli and December 22, 2006 in the case of Mr. Stark

10.59**	Amendment to Employment Agreement of Eugene A. Castagna, dated December 22, 2006

10.60**	Amendment to Employment Agreement of Steven H. Temares, dated August 21, 2009

21**	Subsidiaries of the Company

23**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

______________________________

*	This is a management contract or compensatory plan or arrangement.
**	Filed herewith.
***	This Exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BED BATH & BEYOND INC.

By: /s/ Steven H. Temares

Steven H. Temares

Chief Executive Officer

May 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Warren Eisenberg	Co-Chairman and Director	May 2, 2018
Warren Eisenberg

/s/ Leonard Feinstein	Co-Chairman and Director	May 2, 2018
Leonard Feinstein

/s/ Steven H. Temares	Chief Executive Officer	May 2, 2018
Steven H. Temares	and Director

/s/ Susan E. Lattmann	Chief Financial Officer and Treasurer	May 2, 2018
Susan E. Lattmann	(Principal Financial and Accounting Officer)

/s/ Dean S. Adler	Director	May 2, 2018
Dean S. Adler

/s/ Stanley Barshay	Director	May 2, 2018
Stanley Barshay

/s/ Klaus Eppler	Director	May 2, 2018
Klaus Eppler

/s/ Patrick R. Gaston	Director	May 2, 2018
Patrick R. Gaston

/s/ Jordan Heller	Director	May 2, 2018
Jordan Heller

/s/ Victoria A. Morrison	Director	May 2, 2018
Victoria A. Morrison

s/ Johnathan B. Osborne	Director	May 2, 2018
Johnathan B. Osborne

/s/ Virginia P. Ruesterholz	Director	May 2, 2018
Virginia P. Ruesterholz

Bed Bath & Beyond Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Fiscal Years Ended March 3, 2018, February 25, 2017 and February 27, 2016

(amounts in millions)

Column A	Column B	Column C	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Income	Additions Charged to Other Accounts	Adjustments and/or Deductions	Balance at End of Period
Sales Returns and Allowance

Year Ended:
March 3, 2018	$45.4	$614.9	$-	$619.1	$41.2
February 25, 2017	44.5	666.4	1.6 (1)	667.1	45.4
February 27, 2016	45.0	693.3	-	693.8	44.5

(1)  Principally due to acquistions during the fiscal year ended February 25, 2017.

