Form 10-Q
period 2018-06-02
BED BATH & BEYOND INC
filed 2018-07-06
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 2, 2018

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

Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer,""accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of the issuer's Common Stock:

Class	Outstanding at June 2, 2018
Common Stock - $0.01 par value	140,131,005

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	June 2, 2018	March 3, 2018

Assets
Current assets:
Cash and cash equivalents	$678,646	$346,140
Short term investment securities	148,313	378,039
Merchandise inventories	2,646,263	2,730,874
Prepaid expenses and other current assets	483,159	516,025

Total current assets	3,956,381	3,971,078

Long term investment securities	19,957	19,517
Property and equipment, net	1,893,230	1,909,289
Goodwill	716,283	716,283
Other assets	427,895	424,639

Total assets	$7,013,746	$7,040,806

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,082,943	$1,197,504
Accrued expenses and other current liabilities	716,069	633,100
Merchandise credit and gift card liabilities	329,055	335,081

Total current liabilities	2,128,067	2,165,685

Deferred rent and other liabilities	431,799	431,592
Income taxes payable	57,507	62,823
Long term debt	1,492,194	1,492,078

Total liabilities	4,109,567	4,152,178

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—
Common stock - $0.01 par value; authorized - 900,000 shares; issued 342,642 and 341,795, respectively; outstanding 140,131 and 140,498 shares, respectively	3,426	3,418
Additional paid-in capital	2,082,238	2,057,975
Retained earnings	11,360,572	11,343,503
Treasury stock, at cost; 202,511 and 201,297 shares, respectively	(10,490,082)	(10,467,972)
Accumulated other comprehensive loss	(51,975)	(48,296)

Total shareholders' equity	2,904,179	2,888,628

Total liabilities and shareholders' equity	$7,013,746	$7,040,806

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	June 2, 2018	May 27, 2017

Net sales	$2,753,667	$2,742,141

Cost of sales	1,788,819	1,742,026

Gross profit	964,848	1,000,115

Selling, general and administrative expenses	883,619	853,104

Operating profit	81,229	147,011

Interest expense, net	16,732	16,580

Earnings before provision for income taxes	64,497	130,431

Provision for income taxes	20,921	55,148

Net earnings	$43,576	$75,283

Net earnings per share - Basic	$0.32	$0.53
Net earnings per share - Diluted	$0.32	$0.53

Weighted average shares outstanding - Basic	135,987	141,331
Weighted average shares outstanding - Diluted	136,601	142,141

Dividends declared per share	$0.160	$0.150

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	Three Months Ended
	June 2, 2018	May 27, 2017

Net earnings	$43,576	$75,283

Other comprehensive income (loss):

Change in temporary impairment of auction rate securities, net of taxes	315	166
Pension adjustment, net of taxes	136	199
Currency translation adjustment	(4,130)	(5,838)

Other comprehensive loss	(3,679)	(5,473)

Comprehensive income	$39,897	$69,810

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended
	June 2, 2018	May 27, 2017
Cash Flows from Operating Activities:

Net earnings	$43,576	$75,283
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	79,578	74,912
Stock-based compensation	23,572	21,490
Deferred income taxes	(3,548)	(6,571)
Other	(1,109)	555
Decrease (increase) in assets, net of effect of acquisitions:
Merchandise inventories	82,252	(59,916)
Trading investment securities	(2,069)	(6,256)
Other current assets	104,954	(20,146)
Other assets	(482)	(631)
(Decrease) increase in liabilities, net of effect of acquisitions:
Accounts payable	(78,717)	24,567
Accrued expenses and other current liabilities	(5,401)	25,591
Merchandise credit and gift card liabilities	5,553	10,172
Income taxes payable	(3,767)	55,805
Deferred rent and other liabilities	602	9,779

Net cash provided by operating activities	244,994	204,634

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	(5,625)	—
Redemption of held-to-maturity investment securities	238,125	—
Capital expenditures	(97,813)	(80,760)
Payment for acquisition, net of cash acquired	—	(4,344)

Net cash provided by (used in) investing activities	134,687	(85,104)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	—	10,161
Payment of dividends	(21,414)	(18,161)
Repurchase of common stock, including fees	(22,110)	(127,324)

Net cash used in financing activities	(43,524)	(135,324)

Effect of exchange rate changes on cash and cash equivalents	(3,651)	(3,215)

Net increase (decrease) in cash and cash equivalents	332,506	(19,009)

Cash and cash equivalents:

Beginning of period	346,140	488,329
End of period	$678,646	$469,320

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1)	Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of June 2, 2018 and March 3, 2018 and the results of its operations, comprehensive income and cash flows for the three months ended June 2, 2018 and May 27, 2017, respectively.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by U.S. generally accepted accounting principles ("GAAP"). Reference should be made to Bed Bath & Beyond Inc.'s Annual Report on Form 10-K for the fiscal year ended March 3, 2018 for additional disclosures, including a summary of the Company's significant accounting policies, and to subsequently filed Form 8-Ks.

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under GAAP and therefore is not a reportable segment. Net sales outside of the U.S. for the Company were not material for the three months ended June 2, 2018 and May 27, 2017. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

2) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This guidance deferred the effective date of ASU 2014-09 for one year from the original effective date. In accordance with the deferral, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In 2016, the FASB issued several amendments to clarify various aspects of the implementation guidance. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption.  At the beginning of the first quarter of fiscal 2018, the Company adopted ASU 2014-09 using the modified retrospective transition method and recognized the cumulative effect of applying this standard to opening retained earnings. The Company recorded a net after-tax reduction to opening retained earnings of approximately $4.2 million as of March 4, 2018. The comparative financial information has not been adjusted and continues to be reported under ASC Topic 605, Revenue Recognition (Topic 605).

The majority of the Company’s revenue is generated from the sale of product in its retail stores, which will continue to be recognized when control of the product is transferred to the customer. The adoption of ASU 2014-09 resulted in the following changes:

•
A change in the timing of recognizing advertising expense related to direct response advertising. These costs that were previously expensed over the period during which the sales were expected to occur will now be expensed on the first day of the direct response advertising event.

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

The below tables set forth the adjustments to the Company’s consolidated statement of earnings and consolidated balance sheet as a result of the newly adopted revenue recognition standard.

	Three months ended June 2, 2018
(In thousands)	As Reported	Balances Without Adoption of ASU 2014-09	Impact of Adoption Increase/(Decrease)

Net sales	$2,753,667	$2,755,312	$(1,645)
Cost of sales	1,788,819	1,795,164	(6,345)
Gross profit	964,848	960,148	4,700
Selling, general and administrative expenses	883,619	888,154	(4,535)
Operating profit	81,229	71,994	9,235
Interest expense, net	16,732	16,732	—
Earnings before provision for income taxes	64,497	55,262	9,235
Provision for income taxes	20,921	18,590	2,331
Net earnings	$43,576	$36,672	$6,904
Net earnings per share - Diluted	$0.32	$0.27	$0.05

	June 2, 2018
(In thousands)	As Reported	Balances Without Adoption of ASU 2014-09	Impact of Adoption Increase/(Decrease)

Assets
Merchandise inventories	$2,646,263	$2,648,181	$(1,918)
Prepaid expenses and other current assets	483,159	378,516	104,643

Liabilities and Shareholders' Equity
Accrued expenses and other current liabilities	716,069	605,137	110,932
Merchandise credit and gift card liabilities	329,055	339,945	(10,890)
Retained earnings	11,360,572	11,357,889	2,683

The Company expects the impact of the adoption of the new standard to be immaterial to the Company's full year fiscal 2018 consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of identifiable assets, the set of assets would not represent a business. Also, in order to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. Under the update, fewer sets of assets are expected to be considered businesses. ASU 2017-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this guidance at the beginning of the first quarter of fiscal 2018 and it did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure the amount of impairment loss, if any, under the second step of the current goodwill impairment test. Under the update, the goodwill impairment loss would be measured as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of this guidance is not expected to have a significant effect on the Company's consolidated financial position, results of operations, or cash flows.

3) Revenue Recognition

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

Revenues from gift cards, gift certificates and merchandise credits are recognized when redeemed. Gift cards have no provisions for reduction in the value of unused card balances over defined time periods and have no expiration dates. For the three months ended June 2, 2018, the Company recognized net sales for gift card and merchandise credit redemptions of approximately $54.0 million which were included in merchandise credit and gift card liabilities on the consolidated balance sheet as of March 3, 2018.

Sales returns are provided for in the period that the related sales are recorded based on historical experience. Although the estimate for sales returns has not varied materially from historical provisions, actual experience could vary from historical experience in the future if the level of sales return activity changes materially. In the future, if the Company concludes that an adjustment is required due to material changes in the returns activity, the liability for estimated returns and the corresponding right of return asset will be adjusted accordingly. As of June 2, 2018, the liability for estimated returns of $150.6 million is included in accrued expenses and other current liabilities and the corresponding right of return asset for merchandise of $108.8 million is included in prepaid expenses and other current assets.

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 36.0% and 64.0% of net sales, respectively, for the three months ended June 2, 2018 and approximately 36.2% and 63.8% of net sales, respectively, for the three months ended May 27, 2017.

4) Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revised the U.S. tax code by, among other things, (i) reducing the federal corporate income tax rate, effective January 1, 2018, from 35% to 21%, (ii) imposing a one-time transition tax on earnings of foreign subsidiaries deemed to be repatriated and (iii) implementing a modified territorial tax system.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 118 (“SAB 118”). This update provides guidance on income tax accounting implications under the Tax Act. SAB 118 addressed the application of GAAP to situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and allows companies to record provisional amounts during a remeasurement period not to exceed one year after the enactment date while the accounting impact remains under analysis.

The Company has reasonably estimated the impact of the Tax Act in its fiscal 2017 provision for income taxes in accordance with its interpretation of the Tax Act and available guidance. The Tax Act resulted in a net unfavorable tax impact of approximately $10.5 million recorded in the fiscal fourth quarter of 2017.

During the three months ended June 2, 2018, the Company made no adjustments to previously recorded provisional amounts related to the Tax Act. The provisional amounts are related to the remeasurement of the Company’s net deferred tax assets and the transition tax on accumulated foreign earnings, which collectively totaled approximately $26.8 million. The Company believes the remeasurement of its net deferred tax assets is complete, except for changes in estimates that can result from finalizing the filing of its 2017 U.S. income tax return and changes that may be a direct impact of other provisional amounts due to the enactment of the Tax Act. The estimated transition tax was recorded based on the Company’s initial evaluation of the impact of the Tax Act and is subject to change during fiscal 2018 as the Company continues to refine, analyze and update the underlying data, computations and assumptions used to prepare this provisional amount during the measurement period. In addition, these estimates may be impacted as the Company further analyzes available tax accounting methods and elections, and state tax conformity to the federal tax changes and guidance issued by regulatory bodies that provide interpretive guidance of the Tax Act. Any adjustments to the provisional amounts will be recognized as a component of the provision for income taxes in the period in which such adjustments are determined within the annual period following the enactment of the Tax Act. Additionally, the Company continues to evaluate the Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act and the impact, if any, on its consolidated financial statements. As a result, the Company has not included any amount related to GILTI in its consolidated financial statements as of June 2, 2018.

5) Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., "the exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. The hierarchy for inputs used in measuring fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company's judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or liability must be classified in its entirety based on the lowest level of input that is significant to the measurement of fair value. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
Level 1 - Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•
Level 2 - Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

As of June 2, 2018, the Company's financial assets utilizing Level 1 inputs included short term trading investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See "Investment Securities," Note 7).

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The Company's investment securities consist primarily of U.S. Treasury securities, which are stated at amortized cost, and auction rate securities, which are stated at their approximate fair value. The book value of the financial instruments, excluding the Company's long term debt, is representative of their fair values. The fair value of the Company's long term debt is approximately $1.192 billion as of June 2, 2018, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.500 billion.

6) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $95.5 million and $95.6 million as of June 2, 2018 and March 3, 2018, respectively.

7) Investment Securities

The Company's investment securities as of June 2, 2018 and March 3, 2018 are as follows:

(in millions)	June 2, 2018	March 3, 2018
Available-for-sale securities:
Long term	$19.9	$19.4

Trading securities:
Short term	88.4	86.3

Held-to-maturity securities:
Short term	59.9	291.7
Total investment securities	168.2	397.4

Auction Rate Securities

As of June 2, 2018 and March 3, 2018, the Company's long term available-for-sale investment securities represented approximately $20.3 million par value of auction rate securities consisting of preferred shares of closed end municipal bond funds, less temporary valuation adjustments of approximately $0.4 million and $0.9 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company's net earnings.

U.S. Treasury Securities

As of June 2, 2018 and March 3, 2018, the Company’s short term held-to-maturity securities included approximately $59.9 million and $291.7 million of U.S. Treasury Bills with remaining maturities of less than one year, respectively. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation).

Trading Investment Securities

The Company's trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan (“NQDC”), are stated at fair market value. The values of these trading investment securities included in the table above are approximately $88.4 million and $86.3 million as of June 2, 2018 and March 3, 2018, respectively.

On December 27, 2017, the Company terminated its NQDC. After December 27, 2017, no participant deferrals will be accepted and all balances will be liquidated more than 12 months but less than 24 months after December 27, 2017. Until the final payment date, the NQDC will continue to operate in the ordinary course, except that no new participant deferrals will be credited to participant accounts under the NQDC.

8) Property and Equipment

As of June 2, 2018 and March 3, 2018, included in property and equipment, net is accumulated depreciation of approximately $3.2 billion and $3.1 billion, respectively.

9) Long Term Debt

Senior Unsecured Notes

On July 17, 2014, the Company issued $300 million aggregate principal amount of 3.749% senior unsecured notes due August 1, 2024, $300 million aggregate principal amount of 4.915% senior unsecured notes due August 1, 2034 and $900 million aggregate principal amount of 5.165% senior unsecured notes due August 1, 2044 (collectively, the "Notes"). Interest on the Notes is payable semi-annually on February 1 and August 1 of each year.

The Notes were issued under an indenture (the "Base Indenture"), as supplemented by a first supplemental indenture (together, with the Base Indenture, the "Indenture"), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of June 2, 2018.

Revolving Credit Agreement

On November 14, 2017, the Company replaced its existing $250 million five year senior unsecured revolving credit facility agreement with various lenders with a new $250 million five year senior unsecured revolving credit facility agreement ("Revolver") with various lenders maturing November 14, 2022. The new Revolver has essentially the same terms and requirements as the prior revolving credit facility agreement. During the three months ended June 2, 2018, the Company did not have any borrowings under the Revolver.

The Revolver contains customary affirmative and negative covenants and also requires the Company to maintain a maximum leverage ratio. The Company was in compliance with all covenants related to the Revolver as of June 2, 2018.

Deferred financing costs associated with the Notes and the revolving credit facilities of approximately $10.5 million were capitalized. In the accompanying Consolidated Balance Sheets, the deferred financing costs are included in long term debt, net of amortization, for the Notes, and are included in other assets, net of amortization, for the Revolver. These deferred financing costs for the Notes and the Revolver are being amortized over the term of each of the Notes and the term of the Revolver and such amortization is included in interest expense, net in the Consolidated Statements of Earnings. Interest expense related to the Notes and the revolving credit facilities, including the commitment fee and the amortization of deferred financing costs, was approximately $18.2 million for both the three months ended June 2, 2018 and May 27, 2017.

Lines of Credit

At June 2, 2018, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of August 29, 2018 and February 24, 2019, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first three months of fiscal 2018, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

10) Shareholders Equity

The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

Between December 2004 and September 2015, the Company's Board of Directors authorized, through several share repurchase programs, the repurchase of $11.950 billion of its shares of common stock. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock and performance stock unit awards. In the first three months of fiscal 2018, the Company repurchased approximately 1.2 million shares of its common stock for a total cost of approximately $22.1 million, bringing the aggregate total of common stock repurchased to approximately 202.5 million shares for a total cost of approximately $10.5 billion since the initial authorization in December 2004. The Company has approximately $1.5 billion remaining of authorized share repurchases as of June 2, 2018.

During fiscal 2016, the Company's Board of Directors authorized a quarterly dividend program. During the three months ended June 2, 2018 and May 27, 2017, total cash dividends of $21.4 million and $18.2 million were paid, respectively. Subsequent to the end of the first quarter of fiscal 2018, on June 27, 2018, the Company's Board of Directors declared a quarterly dividend of $0.16 per share to be paid on October 16, 2018 to shareholders of record as of the close of business on September 14, 2018. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company's earnings, financial condition and requirements, business conditions and other factors.

Cash dividends, if any, are accrued as a liability on the Company's consolidated balance sheets and recorded as a decrease to additional paid-in capital when declared.

11) Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense, net of estimated forfeitures, in its consolidated financial statements. Currently, the Company's stock-based compensation relates to restricted stock awards, stock options and performance stock units. The Company's restricted stock awards are considered nonvested share awards.

Stock-based compensation expense for the three months ended June 2, 2018 was approximately $23.6 million ($15.9 million after tax or $0.12 per diluted share). Stock-based compensation expense for the three months ended May 27, 2017 was approximately $21.5 million ($12.4 million after tax or $0.09 per diluted share). In addition, the amount of stock-based compensation cost capitalized for the three months ended June 2, 2018 and May 27, 2017 was approximately $0.7 million and $0.5 million, respectively.

Incentive Compensation Plans

The Company grants awards under the Bed Bath & Beyond 2012 Incentive Compensation Plan (the "2012 Plan"), which amended and restated the Bed Bath & Beyond 2004 Incentive Compensation Plan (the "2004 Plan"). The 2012 Plan includes an aggregate of 43.2 million common shares authorized for issuance and the ability to grant incentive stock options. Outstanding awards that were covered by the 2004 Plan continue to be in effect under the 2012 Plan.

The 2012 Plan is a flexible compensation plan that enables the Company to offer incentive compensation through stock options (whether nonqualified stock options or incentive stock options), restricted stock awards, stock appreciation rights, performance awards and other stock based awards, including cash awards. Under the 2012 Plan, grants are determined by the Compensation Committee for those awards granted to executive officers and by an appropriate committee for all other awards granted. Awards of stock options and restricted stock generally vest in five equal annual installments beginning one to three years from the date of grant. Awards of performance stock units generally vest over a period of four years from the date of grant dependent on the Company's achievement of performance-based tests and subject, in general, to the executive remaining in the Company's service on specified vesting dates.

The Company generally issues new shares for stock option exercises, restricted stock awards and vesting of performance stock units.

On May 22, 2018, the Company adopted the Bed Bath & Beyond 2018 Incentive Compensation Plan (the “2018 Plan”), subject to and effective upon shareholder approval, which was obtained on June 29, 2018, subsequent to the end of the first quarter of fiscal 2018. The 2018 Plan is generally based on the provisions of the 2012 Plan as currently in effect and also includes an aggregate share reserve of 4.6 million shares of common stock. The 2012 Plan will continue in effect without modification in accordance with its existing terms. The 2012 Plan and the 2018 Plan have a total of 47.8 million shares authorized for issuance.

Stock Options

Stock option grants are issued at fair market value on the date of grant and generally become exercisable in either three or five equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company's service on specified vesting dates. Option grants expire eight years after the date of grant. All option grants are nonqualified. As of June 2, 2018, unrecognized compensation expense related to the unvested portion of the Company's stock options was $18.8 million, which is expected to be recognized over a weighted average period of 3.3 years.

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	Three Months Ended
Black-Scholes Valuation Assumptions (1)	June 2, 2018	May 27, 2017
Weighted Average Expected Life (in years) (2)	6.7	6.7
Weighted Average Expected Volatility (3)	34.96%	26.49%
Weighted Average Risk Free Interest Rates (4)	2.92%	2.17%
Expected Dividend Yield (5)	3.80%	1.60%

(1) Forfeitures are estimated based on historical experience.
(2) The expected life of stock options is estimated based on historical experience.
(3) Expected volatility is based on the average of historical and implied volatility. The historical volatility is determined by observing actual prices of the Company's stock over a period commensurate with the expected life of the awards. The implied volatility represents the implied volatility of the Company's call options, which are actively traded on multiple exchanges, had remaining maturities in excess of twelve months, had market prices close to the exercise prices of the employee stock options and were measured on the stock option grant date.
(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.
(5) Expected dividend yield is estimated based on anticipated dividend payouts.

Changes in the Company's stock options for the three months ended June 2, 2018 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	4,241	$55.76
Granted	1,065	16.85
Exercised	—	—
Forfeited or expired	(432)	45.20
Options outstanding, end of period	4,874	$48.19
Options exercisable, end of period	2,691	$61.05

The weighted average fair value for the stock options granted during the first three months of fiscal 2018 and 2017 was $4.31 and $9.50, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of June 2, 2018 was 4.8 years and $1.0 million, respectively. The weighted average remaining contractual term for options exercisable as of June 2, 2018 was 3.1 years and the aggregate intrinsic value was $0. There were no stock options exercised during the first three months of fiscal 2018. The total intrinsic value for stock options exercised during the first three months of fiscal 2017 was $3.9 million.

Restricted Stock

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five to seven equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company's service on specified vesting dates. Vesting of restricted stock is based solely on time vesting. As of June 2, 2018, unrecognized compensation expense related to the unvested portion of the Company's restricted stock awards was $134.6 million, which is expected to be recognized over a weighted average period of 4.5 years.

Changes in the Company's restricted stock for the three months ended June 2, 2018 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	4,311	$48.07
Granted	476	17.64
Vested	(518)	61.39
Forfeited	(93)	44.76
Unvested restricted stock, end of period	4,176	$43.02

Performance Stock Units

Performance stock units ("PSUs") are issued and measured at fair market value on the date of grant. Vesting of PSUs awarded to certain of the Company's executives is dependent on the Company's achievement of a performance-based test during a one-year period from the date of grant and during a three-year period from the date of grant and, assuming achievement of the performance-based test, time vesting over periods of up to four years, subject, in general, to the executive remaining in the Company's service on specified vesting dates. Performance during the one-year period will be based on Earnings Before Interest and Taxes ("EBIT") margin relative to a peer group of the Company and performance during the three-year period will be based on Return on Invested Capital ("ROIC") or a combination of EBIT margin and ROIC relative to such peer group. The awards based on EBIT margin and ROIC range from a floor of zero to a cap of 150% of target achievement. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the assumption that 100% of the target award will be achieved. The Company evaluates the target assumption on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of June 2, 2018, unrecognized compensation expense related to the unvested portion of the Company's performance stock units was $34.9 million, which is expected to be recognized over a weighted average period of 2.1 years.

Changes in the Company's PSUs for the three months ended June 2, 2018 were as follows:

(Shares in thousands)	Number of Performance Stock Units	Weighted Average Grant-Date Fair Value
Unvested performance stock units, beginning of period	1,352	$46.06
Granted	1,253	16.85
Vested	(492)	50.82
Forfeited	—	—
Unvested performance stock units, end of period	2,113	$27.63

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

Stock-based awards of approximately 8.5 million and 7.2 million shares were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive for the three months ended June 2, 2018 and May 27, 2017, respectively.

13) Supplemental Cash Flow Information

The Company paid income taxes of $3.2 million and $8.7 million in the first three months of fiscal 2018 and 2017, respectively. In addition, the Company had interest payments of approximately $2.2 million in both the first three months of fiscal 2018 and 2017.

The Company recorded an accrual for capital expenditures of $28.0 million and $34.1 million as of June 2, 2018 and May 27, 2017, respectively. In addition, the Company recorded an accrual for dividends payable of $26.3 million and $23.6 million as of June 2, 2018 and May 27, 2017, respectively.

14) Acquisition

On March 6, 2017, the Company acquired Decorist, Inc., an online interior design platform that provides personalized home design services. Since the date of acquisition, the results of Decorist's operations, which were not material, have been included in the Company's results of operations and no proforma disclosure of financial information has been presented. Decorist is included in the North American Retail operating segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the "Company") is an omnichannel retailer selling a wide assortment of domestics merchandise and home furnishings which operates under the names Bed Bath & Beyond ("BBB"), Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, "CTS"), Harmon, Harmon Face Values, or Face Values (collectively, "Harmon"), buybuy BABY ("Baby") and World Market, Cost Plus World Market, or Cost Plus (collectively, "Cost Plus World Market"). Customers can purchase products either in-store, online, with a mobile device or through a customer contact center. The Company generally has the ability to have customer purchases picked up in-store or shipped direct to the customer from the Company's distribution facilities, stores or vendors. In addition, the Company operates Of a Kind, an e-commerce website that features specially commissioned, limited edition items from emerging fashion and home designers; One Kings Lane, an authority in home décor and design, offering a unique collection of select home goods, designer and vintage items; PersonalizationMall.com ("PMall"), an industry-leading online retailer of personalized products; Chef Central, a retailer of kitchenware, cookware and homeware items catering to cooking and baking enthusiasts; and Decorist, an online interior design platform that provides personalized home design services. The Company also operates Linen Holdings, a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, healthcare and other industries. Additionally, the Company is a partner in a joint venture which operates retail stores in Mexico under the name Bed Bath & Beyond.

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under U.S. generally accepted accounting principles and therefore is not a reportable segment.

The Company's mission is to be trusted by its customers as the expert for the home and heart-felt life events. These include certain life events that evoke strong emotional connections such as getting married, moving to a new home, having a baby, going to college and decorating a room, which the Company supports through its wedding and baby registries, mover and student life programs, and its design consultation services. The Company's ability to achieve its mission is driven by three broad objectives: first, to present a meaningfully differentiated and complete product assortment for the home, of the right quality, at the right value; second, to provide services and solutions that enhance the usage and enjoyment of its offerings; and third, to deliver a convenient, engaging, and inspiring shopping experience that is intelligently personalized over time. The Company is undertaking a number of strategic initiatives to support each of these objectives, as well as to drive change across the organization in order to improve operational efficiencies and to create future growth. Through this focused approach, the Company believes it will further its efforts to be trusted as the expert for the home and heart-felt life events.

The integration of retail store and customer facing digital channels allows the Company to provide its customers with a seamless shopping experience. In-store purchases are primarily fulfilled from that store's inventory, or may also be shipped to a customer from one of the Company's distribution facilities, from a vendor, or from another store. Purchases, including web and mobile, can be shipped to a customer from the Company's distribution facilities, directly from vendors, or from a store. The Company's customers can also choose to pick up online orders in a store, as well as return online purchases to a store. Customers can also make purchases through one of the Company's customer contact centers and in-store through The Beyond Store, the Company's proprietary, web-based platform. These capabilities allow the Company to better serve customers across various channels.

Operating in the highly competitive retail industry, the Company, along with other retail companies, is influenced by a number of factors including, but not limited to: general economic conditions including the housing market, unemployment levels and commodity prices; the overall macroeconomic environment and related changes in the retailing environment; consumer preferences, spending habits and adoption of new technologies; unusual weather patterns and natural disasters; competition from existing and potential competitors across all channels; potential supply chain disruption; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company's plans for new stores; and the ability to assess and implement technologies in support of the Company's development of its omnichannel capabilities. The Company cannot predict whether, when or the manner in which these factors could affect the Company's operating results.

The following represents an overview of the Company's financial performance for the periods indicated:

•	Net sales for the three months ended June 2, 2018 were $2.754 billion, an increase of approximately 0.4% as compared with the three months ended May 27, 2017.

•
Comparable sales for the three months ended June 2, 2018 decreased by approximately 0.6%, as compared to a decrease of approximately 2.0% for the three months ended May 27, 2017. For the three months ended June 2, 2018, comparable sales consummated through customer facing digital channels continued to have strong growth over the corresponding period in the prior year, while comparable sales consummated in-store declined in the mid-single-digit percentage range.

Comparable sales include sales consummated through all retail channels which have been operating for twelve full months following the opening period (typically four to six weeks). The Company is an omnichannel retailer with capabilities that allow a customer to use more than one channel when making a purchase, including in-store, online, with a mobile device or through a customer contact center, and have it fulfilled, in most cases, either through in-store customer pickup or by direct shipment to the customer from one of the Company's distribution facilities, stores or vendors.

Sales consummated on a mobile device while physically in a store location are recorded as customer facing digital channel sales. Customer orders taken in-store by an associate through The Beyond Store, the Company's proprietary, web-based platform are recorded as in-store sales. Customer orders reserved online and picked up in a store are recorded as in-store sales. Sales originally consummated from customer facing digital channels and subsequently returned in-store are recorded as a reduction of in-store sales.

Stores relocated or expanded are excluded from comparable sales if the change in square footage would cause meaningful disparity in sales over the prior period. In the case of a store to be closed, such store’s sales are not considered comparable once the store closing process has commenced. Stores impacted by unusual and unexpected events outside the Company’s control, including severe weather, fire or floods, are excluded from comparable sales for the period of time that such event would cause a meaningful disparity in sales over the prior period. PMall is included in the comparable sales calculation in the fourth quarter of fiscal 2017. One Kings Lane, Chef Central and Decorist are included in the comparable sales calculation in the first quarter of fiscal 2018. Linen Holdings is excluded from the comparable sales calculations and will continue to be excluded on an ongoing basis as it represents non-retail activity.

•	Gross profit for the three months ended June 2, 2018 was $964.8 million, or 35.0% of net sales, compared with $1.0 billion, or 36.5% of net sales, for the three months ended May 27, 2017.

•
Selling, general and administrative expenses ("SG&A") for the three months ended June 2, 2018 were $883.6 million, or 32.1% of net sales, compared with $853.1 million, or 31.1% of net sales, for the three months ended May 27, 2017.

•	Interest expense, net for the three months ended June 2, 2018 was $16.7 million compared with $16.6 million for the three months ended May 27, 2017.

•
The effective tax rate for the three months ended June 2, 2018 was 32.4%, as compared with 42.3% for the three months ended May 27, 2017. The decrease in the effective tax rate was primarily due to the reduction of the U.S. federal corporate income tax rate due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”). The tax rates included discrete tax items resulting in net after tax costs of approximately $3.4 million and $5.6 million for the three months ended June 2, 2018 and May 27, 2017, respectively.

•
For the three months ended June 2, 2018, net earnings per diluted share were $0.32 ($43.6 million), as compared with net earnings per diluted share of $0.53 ($75.3 million) for the three months ended May 27, 2017. The decrease in net earnings per diluted share for the three months ended June 2, 2018 is the result of the decrease in net earnings due to the items described above, partially offset by the impact of the Company's repurchases of its common stock. For the three months ended June 2, 2018, net earnings per diluted share included the unfavorable impact of severance costs incurred during the period of approximately $0.06, partially offset by the favorable impact of approximately $0.05 from the adoption of Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606).

Capital expenditures for the three months ended June 2, 2018 and May 27, 2017 were $97.8 million and $80.8 million, respectively. In the first three months of fiscal 2018, approximately 80% of the capital expenditures were for technology projects, including investments in the Company's digital capabilities, and the development and deployment of new systems and equipment in its stores. The remaining capital expenditures were primarily related to investments in stores. The Company continues to review and prioritize its capital needs and remains committed to making the required investments in its infrastructure to help position the Company for continued growth and success.

The Company continues to make the investments and add the resources necessary to position itself for long-term success. Key areas of investment include: continuing to improve the presentation and content as well as the functionality, general search and navigation across its customer facing digital channels; improving customer data integration and customer relations management capabilities; continuing to enhance service offerings to its customers; continuing to strengthen and deepen its information technology, analytics, marketing and e-commerce groups; and creating more flexible fulfillment options that will improve the

Company's delivery capabilities and lower the Company's shipping costs. These and other investments are expected to, among other things, provide a seamless and compelling customer experience across the Company's omnichannel retail platform.

During the three months ended June 2, 2018, the Company opened seven new stores and closed two stores. The Company plans to continue to actively manage its real estate portfolio in order to permit store sizes, layouts, locations and offerings to evolve over time to optimize market profitability and will renovate or reposition stores within markets when appropriate. Over the past several years, the Company's pace of its store openings has slowed, and the Company has increased the number of store closings. The Company has approximately 400 stores across its retail fleet that will come up for renewal at the natural lease expiration over the next two years, including approximately 270 BBB stores. In fiscal 2018, the Company expects to close approximately 40 stores, unless it is able to negotiate more favorable lease terms with its landlords, and open approximately 20 new stores, with the majority being Baby and Cost Plus World Market stores. Additionally, the Company expects to continue to invest in technology related projects, including the deployment of new systems and equipment in its stores, enhancements to the Company’s customer facing digital channels, ongoing investment in its data warehouse and data analytics and the continued deployment of a new point of sale system.

During fiscal 2016, the Company's Board of Directors authorized a quarterly dividend program. During the three months ended June 2, 2018 and May 27, 2017, total cash dividends of $21.4 million and $18.2 million were paid, respectively. Subsequent to the end of the first quarter of fiscal 2018, on June 27, 2018, the Company's Board of Directors declared a quarterly dividend of $0.16 per share to be paid on October 16, 2018 to shareholders of record as of the close of business on September 14, 2018. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company's earnings, financial condition and requirements, business conditions and other factors.

During the three months ended June 2, 2018 and May 27, 2017, the Company repurchased approximately 1.2 million and 3.3 million shares, respectively, of its common stock at a total cost of approximately $22.1 million and $127.3 million, respectively. The Company's share repurchase program may be influenced by several factors, including business and market conditions. The Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Results of Operations

Net Sales

Since fiscal 2017 was a fifty-three week year, fiscal 2018 started a calendar week later than fiscal 2017. The comparable sales calendar compares the same calendar weeks. The table below summarizes by fiscal quarter the time period for the financial reporting calendar and the comparable sales calendar.

Financial Reporting Calendar
	Fiscal 2018 (fifty-two weeks)	Fiscal 2017 (fifty-three weeks)
First Quarter	March 4, 2018 - June 2, 2018	February 26, 2017 - May 27, 2017

Second Quarter	June 3, 2018 - September 1, 2018	May 28, 2017 - August 26, 2017

Third Quarter	September 2, 2018 - December 1, 2018	August 27, 2017 - November 25, 2017

Fourth Quarter	December 2, 2018 - March 2, 2019	November 26, 2017 - March 3, 2018

Comparable Sales Calendar
	Fiscal 2018 (fifty-two weeks)	Fiscal 2017 (fifty-three weeks)
First Quarter	March 4, 2018 - June 2, 2018	March 5, 2017 - June 3, 2017

Second Quarter	June 3, 2018 - September 1, 2018	June 4, 2017 - September 2, 2017

Third Quarter	September 2, 2018 - December 1, 2018	September 3, 2017 - December 2, 2017

Fourth Quarter	December 2, 2018 - March 2, 2019	December 3, 2017 - March 3, 2018

Net sales for the three months ended June 2, 2018 were $2.754 billion, an increase of $11.5 million or approximately 0.4% over net sales of $2.742 billion for the corresponding quarter last year.

The decrease in comparable sales for the three months ended June 2, 2018 was approximately 0.6% as compared to a decrease of approximately 2.0% for the three months ended May 27, 2017. The decrease in comparable sales for the three months ended June 2, 2018 was due to a decrease in the number of transactions in stores, partially offset by an increase in the average transaction amount.

The Company's comparable sales metric considers sales consummated through all retail channels - in-store, online, with a mobile device or through a customer contact center. Customers today may take advantage of the Company's omnichannel environment by using more than one channel when making a purchase. The Company believes in an integrated and seamless customer experience. A few examples are: a customer may be assisted by an in-store associate to create a wedding or baby registry, while the guests may ultimately purchase a gift from the Company's websites; or a customer may research a particular item, and read other customer reviews on the Company's websites before visiting a store to consummate the actual purchase; or a customer may reserve an item online for in-store pick up; or while in a store, a customer may make the purchase on a mobile device for in home delivery from either a distribution facility, a store or directly from a vendor. In addition, the Company accepts returns in-store without regard to the channel in which the purchase was consummated, therefore resulting in reducing store sales by sales originally consummated through customer facing digital channels. As the Company's retail operations are integrated and it cannot reasonably track the channel in which the ultimate sale is initiated, the Company can however provide directional information on where the sale was consummated.

For the three months ended June 2, 2018, comparable sales consummated through customer facing digital channels continued to have strong growth over the corresponding period in the prior year, while comparable sales consummated in-store declined in the mid-single-digit percentage range.

For the three months ended June 2, 2018 and May 27, 2017, comparable sales represented $2.667 billion and $2.613 billion of net sales, respectively.

Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 36.0% and 64.0% of net sales, respectively, for the three months ended June 2, 2018 and approximately 36.2% and 63.8% of net sales, respectively, for the three months ended May 27, 2017.

Gross Profit

Gross profit for the three months ended June 2, 2018 was $964.8 million, or 35.0% of net sales, compared with $1.0 billion, or 36.5% of net sales, for the three months ended May 27, 2017. In order of magnitude, the decrease in the gross profit margin as a percentage of net sales for the three months ended June 2, 2018 was primarily attributed to increases in coupon expense and net direct to customer shipping expense. The increase in coupon expense was the result of an increase in the average coupon amount partially offset by a slight decrease in the number of redemptions.

Selling, General and Administrative Expenses

SG&A for the three months ended June 2, 2018 was $883.6 million, or 32.1% of net sales, compared with $853.1 million, or 31.1% of net sales, for the three months ended May 27, 2017. The increase in SG&A, as a percentage of net sales was primarily attributable to, in order of magnitude: an increase in payroll and payroll related items (including severance costs); an increase in technology expenses and related depreciation; and an increase in management consulting expenses, including costs related to the Company's merchandising improvement and marketing personalization initiatives.

Operating Profit

Operating profit for the three months ended June 2, 2018 was $81.2 million, or 2.9% of net sales, compared with $147.0 million, or 5.4% of net sales, during the comparable period last year. The changes in operating profit as a percentage of net sales were the result of the reductions in gross profit margin and the increases in SG&A as a percentage of net sales as described above.

The Company believes operating margin compression is likely to continue in fiscal 2018, however, it is expected to be less than the Company experienced in fiscal 2017. This is largely due to gross margin deleverage, primarily due to the Company's continued

investment in its customer value proposition, and the ongoing shift to its digital channels, as well as SG&A deleverage primarily due to investments it is making to transform the Company.

Interest Expense, net

Interest expense, net for the three months ended June 2, 2018 was $16.7 million compared to $16.6 million for the three months ended May 27, 2017.  For the three months ended June 2, 2018 and May 27, 2017, interest expense, net primarily related to interest on the senior unsecured notes issued in July 2014.

Income Taxes

The effective tax rate for the three months ended June 2, 2018 was 32.4% compared with 42.3% for the three months ended May 27, 2017. The decrease in the effective tax rate was primarily due to the reduction of the U.S. federal corporate income tax rate due to the enactment of the Tax Act. The tax rate for the three months ended June 2, 2018 and May 27, 2017 included net after tax costs of approximately $3.4 million and $5.6 million, respectively, due to discrete federal and state tax items occurring during these quarters.

Potential volatility in the effective tax rate from year to year may occur as the Company is required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net Earnings

As a result of the factors described above, net earnings for the three months ended June 2, 2018 were $43.6 million, compared with $75.3 million for the corresponding period in fiscal 2017.

Growth

In the 25-year period from the beginning of fiscal 1992 to the end of the first quarter of fiscal 2018, the Company has grown from 34 stores to 1,557 stores plus the Company's interactive platforms, including websites and applications, and distribution facilities. Total store square footage, net of openings and closings, grew from approximately 0.9 million square feet at the beginning of fiscal 1992 to approximately 43.8 million square feet at the end of the first quarter of fiscal 2018. Over the past several years, sales from the Company’s customer facing digital channels have continued to experience strong growth.

In addition, as of June 2, 2018, the Company has distribution facilities totaling approximately 7.2 million square feet, supporting the growth of its customer facing digital channels as well as its stores and its institutional sales segment.

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

Liquidity and Capital Resources

The Company has been able to finance its operations, including its growth and acquisitions, substantially through internally generated funds. The Company ended the first quarter of fiscal 2018 in a strong cash position, which it anticipates maintaining, to provide the Company the flexibility to fund its ongoing initiatives and act upon other opportunities that may arise. As of June 2, 2018, the Company had approximately $847 million in cash and investment securities, an increase of approximately $281 million compared with the corresponding period in fiscal 2017. For fiscal 2018, the Company believes that it can continue to finance its operations, including its growth, planned capital expenditures, debt service obligations, cash dividends, and share repurchases, through existing and internally generated funds. In addition, if necessary, the Company could borrow under its $250 million revolving credit facility or the available balances under its lines of credit. Capital expenditures for fiscal 2018 are planned to be approximately $375 million to $425 million, subject to the timing and composition of projects. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Fiscal 2018 compared to Fiscal 2017

Net cash provided by operating activities for the three months ended June 2, 2018 was $245.0 million, compared with $204.6 million in the corresponding period in fiscal 2017. Year over year, the Company experienced an increase in cash provided by the net components of working capital (primarily merchandise inventories and other current assets, partially offset by accounts payable, income taxes payable and accrued expenses), partially offset by a decrease in net earnings.

Retail inventory, which includes inventory in the Company’s distribution facilities for direct to customer shipments, was approximately $2.6 billion at June 2, 2018, a decrease of approximately 10.3% compared to retail inventory at May 27, 2017. The percentage decrease was due, in part, to the favorable impact of the Company’s inventory optimization strategies.

Net cash provided by investing activities for the three months ended June 2, 2018 was $134.7 million, compared with net cash used in investing activities of $85.1 million in the corresponding period of fiscal 2017. For the three months ended June 2, 2018, net cash provided by investing activities was primarily due to $238.1 million of redemptions of investment securities, partially offset by $97.8 million of capital expenditures. For the three months ended May 27, 2017, net cash used in investing activities was primarily due to $80.8 million of capital expenditures.

Net cash used in financing activities for the three months ended June 2, 2018 was $43.5 million, compared with $135.3 million in the corresponding period of fiscal 2017. The decrease in net cash used in financing activities was primarily due to a decrease in common stock repurchases of $105.2 million.

Seasonality

The Company's business is subject to seasonal influences. Generally, its sales volumes are higher in the calendar months of August, November and December, and lower in February.

Critical Accounting Policies

See "Critical Accounting Policies" under Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2018 ("2017 Form 10-K"), filed with the Securities and Exchange Commission ("SEC") and incorporated by reference herein. Except for the changes due to the adoption of ASU 2014-09 related to revenue recognition discussed in "Recent Accounting Pronouncements," Note 2, there were no changes to the Company's critical accounting policies during the first three months of fiscal 2018.

Forward-Looking Statements

This Form 10-Q may contain forward-looking statements. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, goal and similar words and phrases. The Company's actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment; consumer preferences, spending habits and adoption of new technologies; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; civil disturbances and terrorist acts; unusual weather patterns and natural disasters; competition from existing and potential competitors across all channels; pricing pressures; liquidity; the ability to achieve anticipated cost savings, and to not exceed anticipated costs, associated with organizational changes and investments; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise and other costs and expenses; potential supply chain disruption due to trade restrictions, political instability, labor disturbances, product recalls, financial or operational instability of suppliers or carriers, and other items; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s plans for new stores; the ability to establish and profitably maintain the appropriate mix of digital and physical presence in the markets it serves; the ability to assess and implement technologies in support of the Company’s development of its omnichannel capabilities; uncertainty in financial markets; volatility in the price of the Company’s common stock and its effect, and the effect of other factors, on the Company’s capital allocation strategy; disruptions to the Company’s information technology systems including but not limited to security breaches of systems protecting consumer and employee information or other types of cybercrimes or cybersecurity attacks; reputational risk arising from challenges to the Company’s or a third party product or service supplier’s compliance with various laws, regulations or standards, including those related to labor, health, safety, privacy or the environment; reputational risk arising from third-party merchandise or service vendor performance in direct home delivery or assembly of product for customers; changes to statutory, regulatory and legal requirements, including without limitation proposed changes affecting international trade, changes to, or new tax laws or interpretation of existing tax laws; new, or developments in existing, litigation, claims or assessments; changes to, or new, accounting standards; foreign currency exchange rate fluctuations; and the integration of acquired businesses. The Company does not undertake any obligation to update its forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment securities. The Company's market risks at June 2, 2018 are similar to those disclosed in Item 7A of the Company's 2017 Form 10-K.

As of June 2, 2018, the Company's investments include cash and cash equivalents of approximately $678.6 million, short-term investment securities of $59.9 million and long term investments in auction rate securities of approximately $19.9 million at weighted average interest rates of 1.32%, 1.46% and 0.15%, respectively. The book value of these investments is representative of their fair values.

The Company's senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of June 2, 2018, the fair value of the senior unsecured notes was $1.192 billion, which is based on quoted prices in active markets for identical instruments compared to the carrying value of approximately $1.500 billion.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company's management, with the participation of its Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of June 2, 2018 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business, which the Company does not believe to be material to the Company's business or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, carefully consider the factors discussed under "Risk Factors" in the Company's 2017 Form 10-K as filed with the Securities and Exchange Commission. These risks could materially adversely affect the Company's business, financial condition and results of operations. These risks are not the only risks the Company faces. The Company's operations could also be affected by additional factors that are not presently known to the Company or by factors that the Company currently considers immaterial to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's purchases of its common stock during the first quarter of fiscal 2018 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly or Programs (1) Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
March 4, 2018 - March 31, 2018	177,600	$21.55	177,600	$1,480,385,605
April 1, 2018 - April 28, 2018	174,600	$18.44	174,600	$1,477,165,205
April 29, 2018 - June 2, 2018	861,800	$17.48	861,800	$1,462,103,278
Total	1,214,000	$18.21	1,214,000	$1,462,103,278

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
(2) Excludes brokerage commissions paid by the Company.

Item 6. Exhibits

The exhibits to this Report are included herein.

Exhibit No.	Exhibit

10.1* **	Voluntary salary waiver between the Company and Steven H. Temares (dated as of May 14, 2018)

10.2*
Form of Standard Performance Stock Unit Agreement under 2012 Incentive Compensation Plan (effective 2017 and 2018) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on June 30, 2017)

10.3*
Form of Performance Stock Unit Agreement under 2012 Incentive Compensation Plan (effective 2017 and 2018) for Steven H. Temares (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on June 30, 2017)

31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
________________

*	This is a management contract or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: July 6, 2018	By:	/s/ Robyn M. D'Elia
Robyn M. D'Elia
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)