Form 10-Q
period 2018-09-01
BED BATH & BEYOND INC
filed 2018-10-10
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 1, 2018

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

Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer,""accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of the issuer's Common Stock:

Class	Outstanding at September 1, 2018
Common Stock - $0.01 par value	138,051,459

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	September 1, 2018	March 3, 2018

Assets
Current assets:
Cash and cash equivalents	$869,297	$346,140
Short term investment securities	205,916	378,039
Merchandise inventories	2,813,588	2,730,874
Prepaid expenses and other current assets	387,343	516,025

Total current assets	4,276,144	3,971,078

Long term investment securities	19,742	19,517
Property and equipment, net	1,881,957	1,909,289
Goodwill	716,283	716,283
Other assets	425,737	424,639

Total assets	$7,319,863	$7,040,806

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,366,161	$1,197,504
Accrued expenses and other current liabilities	748,629	633,100
Merchandise credit and gift card liabilities	329,227	335,081

Total current liabilities	2,444,017	2,165,685

Deferred rent and other liabilities	427,118	431,592
Income taxes payable	54,010	62,823
Long term debt	1,492,310	1,492,078

Total liabilities	4,417,455	4,152,178

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—
Common stock - $0.01 par value; authorized - 900,000 shares; issued 342,708 and 341,795, respectively; outstanding 138,051 and 140,498 shares, respectively	3,427	3,418
Additional paid-in capital	2,096,282	2,057,975
Retained earnings	11,386,561	11,343,503
Treasury stock, at cost; 204,657 and 201,297 shares, respectively	(10,530,712)	(10,467,972)
Accumulated other comprehensive loss	(53,150)	(48,296)

Total shareholders' equity	2,902,408	2,888,628

Total liabilities and shareholders' equity	$7,319,863	$7,040,806

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	September 1, 2018	August 26, 2017	September 1, 2018	August 26, 2017

Net sales	$2,935,018	$2,936,357	$5,688,685	$5,678,498

Cost of sales	1,946,457	1,867,798	3,735,276	3,609,824

Gross profit	988,561	1,068,559	1,953,409	2,068,674

Selling, general and administrative expenses	909,703	899,712	1,793,322	1,752,816

Operating profit	78,858	168,847	160,087	315,858

Interest expense, net	14,611	19,166	31,343	35,746

Earnings before provision for income taxes	64,247	149,681	128,744	280,112

Provision for income taxes	15,608	55,451	36,529	110,599

Net earnings	$48,639	$94,230	$92,215	$169,513

Net earnings per share - Basic	$0.36	$0.67	$0.68	$1.21
Net earnings per share - Diluted	$0.36	$0.67	$0.68	$1.20

Weighted average shares outstanding - Basic	135,410	139,868	135,698	140,599
Weighted average shares outstanding - Diluted	135,675	140,211	136,138	141,176

Dividends declared per share	$0.16	$0.15	$0.32	$0.30

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	September 1, 2018	August 26, 2017	September 1, 2018	August 26, 2017

Net earnings	$48,639	$94,230	$92,215	$169,513

Other comprehensive income (loss):

Change in temporary impairment of auction rate securities, net of taxes	(150)	44	165	210
Pension adjustment, net of taxes	657	405	793	604
Currency translation adjustment	(1,682)	16,636	(5,812)	10,798

Other comprehensive income (loss)	(1,175)	17,085	(4,854)	11,612

Comprehensive income	$47,464	$111,315	$87,361	$181,125

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended
	September 1, 2018	August 26, 2017
Cash Flows from Operating Activities:

Net earnings	$92,215	$169,513
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	161,668	148,497
Stock-based compensation	37,043	36,904
Deferred income taxes	(4,074)	(10,707)
Other	(1,029)	182
(Increase) decrease in assets, net of effect of acquisitions:
Merchandise inventories	(85,805)	31,852
Trading investment securities	(4,174)	(9,221)
Other current assets	175,479	10,590
Other assets	1,475	(4,052)
Increase (decrease) in liabilities, net of effect of acquisitions:
Accounts payable	218,945	22,004
Accrued expenses and other current liabilities	51,734	2,723
Merchandise credit and gift card liabilities	5,774	8,604
Income taxes payable	(7,268)	(46,766)
Deferred rent and other liabilities	(2,967)	4,578

Net cash provided by operating activities	639,016	364,701

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	(121,625)	—
Redemption of held-to-maturity investment securities	298,125	—
Capital expenditures	(181,541)	(176,955)
Payment for acquisition, net of cash acquired	—	(5,207)

Net cash used in investing activities	(5,041)	(182,162)

Cash Flows from Financing Activities:

Proceeds from exercise of stock options	—	10,161
Payment of dividends	(43,401)	(39,241)
Repurchase of common stock, including fees	(62,740)	(183,715)

Net cash used in financing activities	(106,141)	(212,795)

Effect of exchange rate changes on cash and cash equivalents	(4,677)	5,989

Net increase (decrease) in cash and cash equivalents	523,157	(24,267)

Cash and cash equivalents:

Beginning of period	346,140	488,329
End of period	$869,297	$464,062

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1)	Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of September 1, 2018 and March 3, 2018 and the results of its operations and comprehensive income for the three and six months ended September 1, 2018 and August 26, 2017, respectively, and its cash flows for the six months ended September 1, 2018 and August 26, 2017, respectively.

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

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under GAAP and therefore is not a reportable segment. Net sales outside of the U.S. for the Company were not material for the three and six months ended September 1, 2018 and August 26, 2017. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

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

	Three months ended September 1, 2018
(In thousands)	As Reported	Balances Without Adoption of ASU 2014-09	Impact of Adoption Increase/(Decrease)

Net sales	$2,935,018	$2,938,169	$(3,151)
Cost of sales	1,946,457	1,955,773	(9,316)
Gross profit	988,561	982,396	6,165
Selling, general and administrative expenses	909,703	905,194	4,509
Operating profit	78,858	77,202	1,656
Interest expense, net	14,611	14,611	—
Earnings before provision for income taxes	64,247	62,591	1,656
Provision for income taxes	15,608	15,190	418
Net earnings	$48,639	$47,401	$1,238
Net earnings per share - Diluted	$0.36	$0.35	$0.01

	Six months ended September 1, 2018
(In thousands)	As Reported	Balances Without Adoption of ASU 2014-09	Impact of Adoption Increase/(Decrease)

Net sales	$5,688,685	$5,693,481	$(4,796)
Cost of sales	3,735,276	3,750,937	(15,661)
Gross profit	1,953,409	1,942,544	10,865
Selling, general and administrative expenses	1,793,322	1,793,348	(26)
Operating profit	160,087	149,196	10,891
Interest expense, net	31,343	31,343	—
Earnings before provision for income taxes	128,744	117,853	10,891
Provision for income taxes	36,529	33,780	2,749
Net earnings	$92,215	$84,073	$8,142
Net earnings per share - Diluted	$0.68	$0.62	$0.06

	September 1, 2018
(In thousands)	As Reported	Balances Without Adoption of ASU 2014-09	Impact of Adoption Increase/(Decrease)

Assets
Merchandise inventories	$2,813,588	$2,815,569	$(1,981)
Prepaid expenses and other current assets	387,343	285,663	101,680

Liabilities and Shareholders' Equity
Accrued expenses and other current liabilities	$748,629	$642,195	$106,434
Merchandise credit and gift card liabilities	329,227	339,883	(10,656)
Retained earnings	11,386,561	11,382,640	3,921

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

Revenues from gift cards, gift certificates and merchandise credits are recognized when redeemed. Gift cards have no provisions for reduction in the value of unused card balances over defined time periods and have no expiration dates. For the six months ended September 1, 2018, the Company recognized net sales for gift card and merchandise credit redemptions of approximately $85.5 million which were included in merchandise credit and gift card liabilities on the consolidated balance sheet as of March 3, 2018.

Sales returns are provided for in the period that the related sales are recorded based on historical experience. Although the estimate for sales returns has not varied materially from historical provisions, actual experience could vary from historical experience in the future if the level of sales return activity changes materially. In the future, if the Company concludes that an adjustment is required due to material changes in the returns activity, the liability for estimated returns and the corresponding right of return asset will be adjusted accordingly. As of September 1, 2018, the liability for estimated returns of $144.6 million is included in accrued expenses and other current liabilities and the corresponding right of return asset for merchandise of $104.6 million is included in prepaid expenses and other current assets.

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 38.6% and 61.4% of net sales, respectively, for the three months ended September 1, 2018, and approximately 39.1% and 60.9% of net sales, respectively, for the three months ended August 26, 2017. Sales of domestics merchandise and home furnishings accounted for approximately 37.3% and 62.7% of net sales, respectively, for the six months ended September 1, 2018, and approximately 37.7% and 62.3% of net sales, respectively, for the six months ended August 26, 2017.

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

During the three and six months ended September 1, 2018, the Company made no adjustments to previously recorded provisional amounts related to the Tax Act. The provisional amounts are related to the remeasurement of the Company’s net deferred tax assets and the transition tax on accumulated foreign earnings, which collectively totaled approximately $26.8 million. The Company believes the remeasurement of its net deferred tax assets is complete, except for changes in estimates that can result from finalizing the filing of its 2017 U.S. income tax return and changes that may be a direct impact of other provisional amounts due to the enactment of the Tax Act. The estimated transition tax was recorded based on the Company’s initial evaluation of the impact of the Tax Act and is subject to change during fiscal 2018 as the Company continues to refine, analyze and update the underlying data, computations and assumptions used to prepare this provisional amount during the measurement period. In addition, these estimates may be impacted as the Company further analyzes available tax accounting methods and elections, and state tax conformity to the federal tax changes and guidance issued by regulatory bodies that provide interpretive guidance of the Tax Act. Any adjustments to the provisional amounts will be recognized as a component of the provision for income taxes in the period in which such adjustments are determined within the annual period following the enactment of the Tax Act. Additionally, the Company continues to evaluate the Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act and the impact, if any, on its consolidated financial statements. As a result, the Company has not included any amount related to GILTI in its consolidated financial statements as of September 1, 2018.

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

As of September 1, 2018, the Company's financial assets utilizing Level 1 inputs included short term trading investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See "Investment Securities," Note 7).

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The Company's investment securities consist primarily of U.S. Treasury securities, which are stated at amortized cost, and auction rate securities, which are stated at their approximate fair value. The book value of the financial instruments, excluding the Company's long term debt, is representative of their fair values. The fair value of the Company's long term debt is approximately $1.228 billion as of September 1, 2018, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.500 billion.

6) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $98.0 million and $95.6 million as of September 1, 2018 and March 3, 2018, respectively.

7) Investment Securities

The Company's investment securities as of September 1, 2018 and March 3, 2018 are as follows:

(in millions)	September 1, 2018	March 3, 2018
Available-for-sale securities:
Long term	$19.7	$19.4

Trading securities:
Short term	90.5	86.3

Held-to-maturity securities:
Short term	115.4	291.7
Total investment securities	225.6	397.4

Auction Rate Securities

As of September 1, 2018 and March 3, 2018, the Company's long term available-for-sale investment securities represented approximately $20.3 million par value of auction rate securities consisting of preferred shares of closed end municipal bond funds, less temporary valuation adjustments of approximately $0.6 million and $0.9 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company's net earnings.

U.S. Treasury Securities

As of September 1, 2018 and March 3, 2018, the Company’s short term held-to-maturity securities included approximately $115.4 million and $291.7 million of U.S. Treasury Bills with remaining maturities of less than one year, respectively. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation).

Trading Investment Securities

The Company's trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan (“NQDC”), are stated at fair market value. The values of these trading investment securities included in the table above are approximately $90.5 million and $86.3 million as of September 1, 2018 and March 3, 2018, respectively.

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

8) Property and Equipment

As of September 1, 2018 and March 3, 2018, included in property and equipment, net is accumulated depreciation of approximately $3.3 billion and $3.1 billion, respectively.

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

The Notes were issued under an indenture (the "Base Indenture"), as supplemented by a first supplemental indenture (together, with the Base Indenture, the "Indenture"), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of September 1, 2018.

Revolving Credit Agreement

On November 14, 2017, the Company replaced its existing $250 million five year senior unsecured revolving credit facility agreement with various lenders with a new $250 million five year senior unsecured revolving credit facility agreement ("Revolver") with various lenders maturing November 14, 2022. The new Revolver has essentially the same terms and requirements as the prior revolving credit facility agreement. During the six months ended September 1, 2018, the Company did not have any borrowings under the Revolver.

The Revolver contains customary affirmative and negative covenants and also requires the Company to maintain a maximum leverage ratio. The Company was in compliance with all covenants related to the Revolver as of September 1, 2018.

Deferred financing costs associated with the Notes and the revolving credit facilities of approximately $10.5 million were capitalized. In the accompanying Consolidated Balance Sheets, the deferred financing costs are included in long term debt, net of amortization, for the Notes, and are included in other assets, net of amortization, for the Revolver. These deferred financing costs for the Notes and the Revolver are being amortized over the term of each of the Notes and the term of the Revolver and such amortization is included in interest expense, net in the Consolidated Statements of Earnings. Interest expense related to the Notes and the revolving credit facilities, including the commitment fee and the amortization of deferred financing costs, was approximately $18.3 million for both the three months ended September 1, 2018 and August 26, 2017, and $36.5 million for both the six months ended September 1, 2018 and August 26, 2017.

Lines of Credit

At September 1, 2018, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of August 30, 2019 and February 24, 2019, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first six months of fiscal 2018, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

10) Shareholders' Equity

The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

Between December 2004 and September 2015, the Company's Board of Directors authorized, through several share repurchase programs, the repurchase of $11.950 billion of its shares of common stock. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock and performance stock unit awards. In the first six months of fiscal 2018, the Company repurchased approximately 3.4 million shares of its common stock for a total cost of approximately $62.7 million, bringing the aggregate total of common stock repurchased to approximately 204.7 million shares for a total cost of approximately $10.5 billion since the initial authorization in December 2004. The Company has approximately $1.4 billion remaining of authorized share repurchases as of September 1, 2018.

During fiscal 2016, the Company's Board of Directors authorized a quarterly dividend program. During the six months ended September 1, 2018 and August 26, 2017, total cash dividends of $43.4 million and $39.2 million were paid, respectively. Subsequent to the end of the second quarter of fiscal 2018, on September 26, 2018, the Company's Board of Directors declared a quarterly dividend of $0.16 per share to be paid on January 15, 2019 to shareholders of record as of the close of business on December 14, 2018. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company's earnings, financial condition and requirements, business conditions and other factors.

Cash dividends, if any, are accrued as a liability on the Company's consolidated balance sheets and recorded as a decrease to retained earnings when declared.

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

Stock-based compensation expense for the three and six months ended September 1, 2018 was approximately $13.4 million ($10.2 million after tax or $0.08 per diluted share) and approximately $37.0 million ($26.5 million after tax or $0.19 per diluted share), respectively. Stock-based compensation expense for the three and six months ended August 26, 2017 was approximately $15.4 million ($9.7 million after tax or $0.07 per diluted share) and approximately $36.9 million ($22.4 million after tax or $0.16 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the six months ended September 1, 2018 and August 26, 2017 was approximately $1.3 million and $1.0 million, respectively.

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

On May 22, 2018, the Company adopted the Bed Bath & Beyond 2018 Incentive Compensation Plan (the “2018 Plan”), subject to and effective upon shareholder approval, which was obtained on June 29, 2018. The 2018 Plan is generally based on the provisions of the 2012 Plan as currently in effect and also includes an aggregate share reserve of 4.6 million shares of common stock. The 2012 Plan will continue in effect without modification in accordance with its existing terms. The 2012 Plan and the 2018 Plan have a total of 47.8 million shares authorized for issuance.

Stock Options

Stock option grants are issued at fair market value on the date of grant and generally become exercisable in either three or five equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company's service on specified vesting dates. Option grants expire eight years after the date of grant. All option grants are nonqualified. As of September 1, 2018, unrecognized compensation expense related to the unvested portion of the Company's stock options was $15.9 million, which is expected to be recognized over a weighted average period of 3.1 years.

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	Six Months Ended
Black-Scholes Valuation Assumptions (1)	September 1, 2018	August 26, 2017
Weighted Average Expected Life (in years) (2)	6.7	6.7
Weighted Average Expected Volatility (3)	34.96%	26.49%
Weighted Average Risk Free Interest Rates (4)	2.92%	2.17%
Expected Dividend Yield (5)	3.80%	1.60%

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
(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.
(5) Expected dividend yield is estimated based on anticipated dividend payouts.

Changes in the Company's stock options for the six months ended September 1, 2018 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	4,241	$55.76
Granted	1,065	16.85
Exercised	—	—
Forfeited or expired	(781)	48.13
Options outstanding, end of period	4,525	$47.92
Options exercisable, end of period	2,439	$61.75

The weighted average fair value for the stock options granted during the first six months of fiscal 2018 and 2017 was $4.31 and $9.50, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of September 1, 2018 was 4.7 years and $1.2 million, respectively. The weighted average remaining contractual term for options exercisable as of September 1, 2018 was 2.9 years and the aggregate intrinsic value was $0. There were no stock options exercised during the first six months of fiscal 2018. The total intrinsic value for stock options exercised during the first six months of fiscal 2017 was $3.9 million.

Restricted Stock

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five to seven equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company's service on specified vesting dates. Vesting of restricted stock is based solely on time vesting. As of September 1, 2018, unrecognized compensation expense related to the unvested portion of the Company's restricted stock awards was $123.3 million, which is expected to be recognized over a weighted average period of 4.3 years.

Changes in the Company's restricted stock for the six months ended September 1, 2018 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	4,311	$48.07
Granted	659	18.27
Vested	(737)	58.34
Forfeited	(210)	43.06
Unvested restricted stock, end of period	4,023	$41.57

Performance Stock Units

Performance stock units ("PSUs") are issued and measured at fair market value on the date of grant. Vesting of PSUs awarded to certain of the Company's executives is dependent on the Company's achievement of a performance-based test during a one-year period from the date of grant and during a three-year period from the date of grant and, assuming achievement of the performance-based test, time vesting over periods of up to four years, subject, in general, to the executive remaining in the Company's service on specified vesting dates. Performance during the one-year period will be based on Earnings Before Interest and Taxes ("EBIT") margin relative to a peer group of the Company and performance during the three-year period will be based on Return on Invested Capital ("ROIC") or a combination of EBIT margin and ROIC relative to such peer group. The awards based on EBIT margin and ROIC range from a floor of zero to a cap of 150% of target achievement. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the Company's estimate of the percentage of the award that will be achieved. The Company evaluates the estimate on these awards on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of September 1, 2018, unrecognized compensation expense related to the unvested portion of the Company's performance stock units was $29.4 million, which is expected to be recognized over a weighted average period of 2.0 years.

Changes in the Company's PSUs for the six months ended September 1, 2018 were as follows:

(Shares in thousands)	Number of Performance Stock Units	Weighted Average Grant-Date Fair Value
Unvested performance stock units, beginning of period	1,352	$46.06
Granted	1,274	16.90
Vested	(492)	50.82
Forfeited	(52)	43.28
Unvested performance stock units, end of period	2,082	$27.16

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

Stock-based awards for the three and six months ended September 1, 2018 of approximately 7.6 million and 8.1 million, respectively, and August 26, 2017 of approximately 8.2 million and 7.7 million, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

13) Supplemental Cash Flow Information

The Company paid income taxes of $34.9 million and $170.7 million in the first six months of fiscal 2018 and 2017, respectively. In addition, the Company had interest payments of approximately $40.7 million in both the first six months of fiscal 2018 and 2017.

The Company recorded an accrual for capital expenditures of $13.8 million and $24.9 million as of September 1, 2018 and August 26, 2017, respectively. In addition, the Company recorded an accrual for dividends payable of $27.0 million and $24.2 million as of September 1, 2018 and August 26, 2017, respectively.

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

15) Restructuring Activities

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

16) Subsequent Event

Subsequent to the end of the second quarter of fiscal 2018, the Company sold a building that was not utilized in its operations and recorded a pre-tax gain of approximately $28.0 million.

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

The following represents an overview of the Company's financial performance for the periods indicated:

•
Net sales for the three months ended September 1, 2018 of $2.935 billion, were flat compared to net sales for the three months ended August 26, 2017. Net sales for the six months ended September 1, 2018 were $5.689 billion, an increase of approximately 0.2% as compared with the six months ended August 26, 2017.

•
Comparable sales for both the three and six months ended September 1, 2018 decreased by approximately 0.6%, as compared to a decrease of approximately 2.6% and 2.4%, respectively for the three and six months ended August 26, 2017. For the three and six months ended September 1, 2018, comparable sales consummated through customer facing digital channels continued to have strong growth over the corresponding period in the prior year, while comparable sales consummated in-store declined in the mid-single-digit percentage range.

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

Sales consummated on a mobile device while physically in a store location are recorded as customer facing digital channel sales. Customer orders taken in-store by an associate through The Beyond Store, the Company's proprietary, web-based platform, are recorded as in-store sales. Customer orders reserved online and picked up in a store are recorded as in-store sales. Sales originally consummated from customer facing digital channels and subsequently returned in-store are recorded as a reduction of in-store sales.

Stores relocated or expanded are excluded from comparable sales if the change in square footage would cause meaningful disparity in sales over the prior period. In the case of a store to be closed, such store’s sales are not considered comparable once the store closing process has commenced. Stores impacted by unusual and unexpected events outside the Company’s control, including severe weather, fire or floods, are excluded from comparable sales for the period of time that such event would cause a meaningful disparity in sales over the prior period. PMall is included in the comparable sales calculation beginning in the fourth quarter of fiscal 2017. One Kings Lane, Chef Central and Decorist are included in the comparable sales calculation beginning in the first quarter of fiscal 2018. Linen Holdings is excluded from the comparable sales calculations and will continue to be excluded on an ongoing basis as it represents non-retail activity.

•
Gross profit for the three months ended September 1, 2018 was $988.6 million, or 33.7% of net sales, compared with $1.069 billion, or 36.4% of net sales, for the three months ended August 26, 2017. Gross profit for the six months ended September 1, 2018 was $1.953 billion, or 34.3% of net sales, compared with $2.069 billion, or 36.4% of net sales, for the six months ended August 26, 2017.

•
Selling, general and administrative expenses ("SG&A") for the three months ended September 1, 2018 were $909.7 million, or 31.0% of net sales, compared with $899.7 million, or 30.6% of net sales, for the three months ended August 26, 2017. SG&A for the six months ended September 1, 2018 were $1.793 billion, or 31.5% of net sales, compared with $1.753 billion, or 30.9% of net sales, for the six months ended August 26, 2017.

•
Interest expense, net for the three and six months ended September 1, 2018 was $14.6 million and $31.3 million, respectively, compared with $19.2 million and $35.7 million for the three and six months ended August 26, 2017.

•
The effective tax rate for the three and six months ended September 1, 2018 was 24.3% and 28.4%, respectively, as compared with 37.0% and 39.5% for the three and six months ended August 26, 2017. The decrease in the effective tax rate was primarily due to the reduction of the U.S. federal corporate income tax rate due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”). The tax rates included discrete tax items resulting in net after tax benefits of approximately $1.8 million and $1.5 million, respectively, for the three months ended September 1, 2018 and August 26, 2017, and net after tax costs of approximately $1.5 million and $4.1 million, respectively, for the six months ended September 1, 2018 and August 26, 2017.

•
For the three and six months ended September 1, 2018, net earnings per diluted share were $0.36 ($48.6 million) and $0.68 ($92.2 million), respectively, as compared with net earnings per diluted share of $0.67 ($94.2 million) and $1.20 ($169.5 million), respectively, for the three and six months ended August 26, 2017. The decreases in net earnings per diluted share for the three and six months ended September 1, 2018 are the result of the decreases in net earnings due to the items described above, partially offset by the impact of the Company's repurchases of its common stock. In addition, for the six months ended September 1, 2018, net earnings per diluted share included the favorable impact of approximately $0.06 from the adoption of Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606).

Capital expenditures for the six months ended September 1, 2018 and August 26, 2017 were $181.5 million and $177.0 million, respectively. In the first six months of fiscal 2018, approximately 70% of the capital expenditures were for technology projects, including investments in the Company's digital capabilities, and the development and deployment of new systems and equipment in its stores. The remaining capital expenditures were primarily related to new store openings and investments in existing stores.

The Company continues to review and prioritize its capital needs and remains committed to making the required investments in its infrastructure, including adding resources, to help position the Company for continued growth and success. Key areas of investment include: continuing to improve the presentation and content as well as the functionality, general search and navigation across its customer facing digital channels; improving customer data integration and customer relations management capabilities; continuing to enhance service offerings to its customers; continuing to strengthen and deepen its information technology, analytics, marketing and e-commerce groups; and creating more flexible fulfillment options that will improve the Company's delivery capabilities and lower the Company's shipping costs. These and other investments are expected to, among other things, provide a seamless and compelling customer experience across the Company's omnichannel retail platform.

During the six months ended September 1, 2018, the Company opened ten new stores and closed two stores. The Company plans to continue to actively manage its real estate portfolio in order to permit store sizes, layouts, locations and offerings to evolve over time to optimize market profitability and will renovate or reposition stores within markets when appropriate. Over the past several years, the Company's pace of its store openings has slowed, and the Company has increased the number of store closings. The Company has approximately 400 stores across its retail fleet that will come up for renewal at the natural lease expiration date in fiscal 2018 or 2019, including approximately 270 BBB stores. In fiscal 2018, the Company expects to close approximately 40 stores, unless it is able to negotiate more favorable lease terms with its landlords, and open approximately 20 new stores, with the majority being Baby and Cost Plus World Market stores. Additionally, the Company expects to continue to invest in technology related projects, including the deployment of new systems and equipment in its stores, enhancements to the Company’s customer facing digital channels, ongoing investment in its data warehouse and data analytics and the continued deployment of a new point of sale system.

During fiscal 2016, the Company's Board of Directors authorized a quarterly dividend program. During the six months ended September 1, 2018 and August 26, 2017, total cash dividends of $43.4 million and $39.2 million were paid, respectively. Subsequent to the end of the second quarter of fiscal 2018, on September 26, 2018, the Company's Board of Directors declared a quarterly dividend of $0.16 per share to be paid on January 15, 2019 to shareholders of record as of the close of business on December 14, 2018. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company's earnings, financial condition and requirements, business conditions and other factors.

During the three and six months ended September 1, 2018, the Company repurchased approximately 2.2 million and 3.4 million shares, respectively, of its common stock at a total cost of approximately $40.6 million and $62.7 million, respectively. During the three and six months ended August 26, 2017, the Company repurchased approximately 1.8 million and 5.1 million shares, respectively, of its common stock at a total cost of approximately $56.4 million and $183.7 million, respectively. The Company's share repurchase program may be influenced by several factors, including business and market conditions. The Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Subsequent to the end of the second quarter of fiscal 2018, the Company sold a building that was not utilized in its operations and recorded a pre-tax gain of approximately $28.0 million. The gain on the sale of this building was included in the Company's fiscal 2018 modeling assumptions.

Results of Operations

Net Sales

Since fiscal 2017 was a fifty-three week year, fiscal 2018 started one calendar week later than fiscal 2017. The comparable sales calendar compares the same calendar weeks. The table below summarizes by fiscal quarter the time period for the financial reporting calendar and the comparable sales calendar.

Financial Reporting Calendar
	Fiscal 2018 (fifty-two weeks)	Fiscal 2017 (fifty-three weeks)
First Quarter	March 4, 2018 - June 2, 2018	February 26, 2017 - May 27, 2017

Second Quarter	June 3, 2018 - September 1, 2018	May 28, 2017 - August 26, 2017

Third Quarter	September 2, 2018 - December 1, 2018	August 27, 2017 - November 25, 2017

Fourth Quarter	December 2, 2018 - March 2, 2019	November 26, 2017 - March 3, 2018

Comparable Sales Calendar
	Fiscal 2018 (fifty-two weeks)	Fiscal 2017 (fifty-two weeks)
First Quarter	March 4, 2018 - June 2, 2018	March 5, 2017 - June 3, 2017

Second Quarter	June 3, 2018 - September 1, 2018	June 4, 2017 - September 2, 2017

Third Quarter	September 2, 2018 - December 1, 2018	September 3, 2017 - December 2, 2017

Fourth Quarter	December 2, 2018 - March 2, 2019	December 3, 2017 - March 3, 2018

Net sales for the three months ended September 1, 2018 were $2.935 billion, a slight decrease of $1.3 million over net sales of $2.936 billion for the corresponding quarter last year. Net sales for the six months ended September 1, 2018 were $5.689 billion, an increase of $10.2 million, or approximately 0.2%, over net sales of $5.678 billion for the corresponding six months last year.

The decrease in comparable sales for both the three and six months ended September 1, 2018 was approximately 0.6%, as compared to a decrease of approximately 2.6% and 2.4%, respectively, for the three and six months ended August 26, 2017. The decrease in comparable sales for the three and six months ended September 1, 2018 was due to a decrease in the number of transactions in stores, partially offset by an increase in the average transaction amount.

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

For the three and six months ended September 1, 2018, comparable sales consummated through customer facing digital channels continued to have strong growth over the corresponding period in the prior year, while comparable sales consummated in-store declined in the mid-single-digit percentage range.

For the three and six months ended September 1, 2018, comparable sales represented $2.831 billion and $5.499 billion of net sales, respectively. For the three and six months ended August 26, 2017, comparable sales represented $2.818 billion and $5.431 billion of net sales, respectively.

Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 38.6% and 61.4% of net sales, respectively, for the three months ended September 1, 2018, and approximately

39.1% and 60.9% of net sales, respectively, for the three months ended August 26, 2017. Sales of domestics merchandise and home furnishings accounted for approximately 37.3% and 62.7% of net sales, respectively, for the six months ended September 1, 2018, and approximately 37.7% and 62.3% of net sales, respectively, for the six months ended August 26, 2017.

Gross Profit

Gross profit for the three months ended September 1, 2018 was $988.6 million, or 33.7% of net sales, compared with $1.069 billion, or 36.4% of net sales, for the three months ended August 26, 2017. Gross profit for the six months ended September 1, 2018 was $1.953 billion, or 34.3% of net sales, compared with $2.069 billion, or 36.4% of net sales, for the six months ended August 26, 2017. In order of magnitude, the decreases in the gross profit margin as a percentage of net sales for the three and six months ended September 1, 2018 were primarily attributed to an increase in coupon expense, a decrease in merchandise margin, and an increase in net direct to customer shipping expense. The increases in coupon expense were the result of an increase in the average coupon amount partially offset by a decrease in the number of redemptions.

In addition, the Company is investing in the lifetime value of its customers through its annual Beyond-Plus membership and College Savings Pass programs. The richer benefits of these programs, including twenty percent off entire purchase and free shipping, are realized immediately upon sale and had, and will continue to have, an impact on the Company’s gross margin during the period of increasing enrollment. The Beyond Plus membership fee of $29 is currently amortized over the one-year membership period. The Company estimated that the impact of these programs reduced gross margin as a percentage of net sales by approximately 40 and 30 basis points, respectively, for the three and six months ended September 1, 2018.

Selling, General and Administrative Expenses

SG&A for the three months ended September 1, 2018 was $909.7 million, or 31.0% of net sales, compared with $899.7 million, or 30.6% of net sales, for the three months ended August 26, 2017. The increase in SG&A as a percentage of net sales was primarily attributable to, in order of magnitude, an increase in technology expenses, including related depreciation; an increase in management consulting expenses related to the Company's merchandising improvement, marketing personalization, and other initiatives; and an increase in advertising expenses, due in part to the growth in digital advertising. Also, contributing to the increase in SG&A was a non-recurring charge related to a real estate decision to rightsize certain leased office space. These increases are partially offset by a decrease in payroll and payroll related items (including severance costs), primarily due to the store management restructuring charges that occurred in the three months ended August 26, 2017.

SG&A for the six months ended September 1, 2018 was $1.793 billion, or 31.5% of net sales, compared with $1.753 billion, or 30.9% of net sales, for the six months ended August 26, 2017. The increase in SG&A as a percentage of net sales was primarily attributable to, in order of magnitude, an increase in technology expenses, including related depreciation; an increase in management consulting expenses related to the Company's merchandising improvement, marketing personalization, and other initiatives; and an increase in advertising expenses, due in part to the growth in digital advertising. These increases are partially offset by a decrease in payroll and payroll related items (including severance costs), primarily due to the store management restructuring charges that occurred in the six months ended August 26, 2017.

Operating Profit

Operating profit for the three months ended September 1, 2018 was $78.9 million, or 2.7% of net sales, compared with $168.8 million, or 5.8% of net sales, during the comparable period last year. For the six months ended September 1, 2018, operating profit was $160.1 million, or 2.8% of net sales, compared with $315.9 million, or 5.6% of net sales, during the comparable period last year. The changes in operating profit as a percentage of net sales were the result of the reductions in gross profit margin and the increases in SG&A as a percentage of net sales as described above.

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

Interest Expense, net

Interest expense, net for the three and six months ended September 1, 2018 was $14.6 million and $31.3 million, respectively, as compared to $19.2 million and $35.7 million, respectively, for the three and six months ended August 26, 2017. For the three and six months ended September 1, 2018 and August 26, 2017, interest expense, net primarily related to interest on the senior unsecured notes issued by the Company in July 2014.

Income Taxes

The effective tax rate for the three months ended September 1, 2018 was 24.3% compared with 37.0% for the three months ended August 26, 2017. The decrease in the effective tax rate was primarily due to the reduction of the U.S. federal corporate income tax rate due to the enactment of the Tax Act. The tax rate for the three months ended September 1, 2018 and August 26, 2017 included net after tax benefits of approximately $1.8 million and $1.5 million, respectively, due to discrete federal and state tax items occurring during these quarters.

The effective tax rate for the six months ended September 1, 2018 was 28.4%, compared with 39.5% for the six months ended August 26, 2017. The decrease in the effective tax rate was primarily due to the reduction of the U.S. federal corporate income tax rate due to the enactment of the Tax Act. The tax rate for the six months ended September 1, 2018 and August 26, 2017 included net after tax costs of approximately $1.5 million and $4.1 million, respectively, due to discrete federal and state tax items occurring during these quarters.

Potential volatility in the effective tax rate from year to year may occur as the Company is required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net Earnings

As a result of the factors described above, net earnings for the three and six months ended September 1, 2018 were $48.6 million and $92.2 million, compared with $94.2 million and $169.5 million, respectively, for the corresponding period in fiscal 2017.

Growth

In the 25-year period from the beginning of fiscal 1992 to the end of the second quarter of fiscal 2018, the Company has grown from 34 stores to 1,560 stores plus the Company's interactive platforms, including websites and applications, and distribution facilities. Total store square footage, net of openings and closings, grew from approximately 0.9 million square feet at the beginning of fiscal 1992 to approximately 43.8 million square feet at the end of the second quarter of fiscal 2018. The Company expects company-wide to open approximately 20 new stores, and close approximately 40 stores in fiscal 2018, unless it is able to negotiate more favorable lease terms with landlords. Over the past several years, sales from the Company’s customer facing digital channels have continued to experience strong growth.

As of September 1, 2018, the Company had distribution facilities totaling approximately 7.2 million square feet, supporting the growth of its customer facing digital channels as well as its stores and its institutional sales segment. In addition, the Company has entered into a lease for a new distribution facility in Monroe, Ohio, which is planned to open in the fall of 2019, which will be approximately 755,000 square feet.

Over the next several years, the Company expects to make additional investments in people, processes and technology as it continues the evolution of its foundational structure to support its mission to be trusted by its customers as the expert for the home and heart-felt life events. The Company continues to leverage its existing associate base and augment talent with specialized new hires in order to effectively execute its long-term strategy, and believes that, as a result, it has the necessary management depth.

Liquidity and Capital Resources

The Company has been able to finance its operations, including its growth and acquisitions, substantially through internally generated funds. The Company ended the second quarter of fiscal 2018 in a strong cash position, which it anticipates maintaining, to provide the Company the flexibility to fund its ongoing initiatives and act upon other opportunities that may arise. As of September 1, 2018, the Company had approximately $1.095 billion in cash and investment securities, an increase of approximately $532 million compared with the corresponding period in fiscal 2017. For fiscal 2018, the Company believes that it can continue to finance its operations, including its growth, planned capital expenditures, debt service obligations, cash dividends, and share repurchases, through existing and internally generated funds. In addition, if necessary, the Company could borrow under its $250 million revolving credit facility or the available balances under its lines of credit. Capital expenditures for fiscal 2018 are planned to be approximately $375 million to $425 million, subject to the timing and composition of projects. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Fiscal 2018 compared to Fiscal 2017

Net cash provided by operating activities for the six months ended September 1, 2018 was $639.0 million, compared with $364.7 million in the corresponding period in fiscal 2017. Year over year, the Company experienced an increase in cash provided by the net components of working capital (primarily accounts payable, other current assets and accrued expenses, partially offset by merchandise inventories) and a decrease in net earnings.

Retail inventory, which includes inventory in the Company’s distribution facilities for direct to customer shipments, was approximately $2.8 billion at September 1, 2018, a decrease of 1.7% compared to retail inventory at August 26, 2017. The percentage decrease was due, in part, to the favorable impact of the Company’s inventory optimization strategies where implemented, which were partially offset due to accelerated timing of receipts involving holiday and opportunistic buys.

Net cash used in investing activities for the six months ended September 1, 2018 was $5.0 million, compared with $182.2 million in the corresponding period of fiscal 2017. For the six months ended September 1, 2018, net cash used in investing activities was primarily due to $181.5 million of capital expenditures, partially offset by $176.5 million of redemptions of investment securities, net of purchases. For the six months ended August 26, 2017, net cash used in investing activities was primarily due to $177.0 million of capital expenditures.

Net cash used in financing activities for the six months ended September 1, 2018 was $106.1 million, compared with $212.8 million in the corresponding period of fiscal 2017. The decrease in net cash used in financing activities was primarily due to a decrease in common stock repurchases of $121.0 million offset by a decrease in proceeds from the exercise of stock options.

Seasonality

The Company's business is subject to seasonal influences. Generally, its sales volumes are higher in the calendar months of August, November and December, and lower in February.

Critical Accounting Policies

See "Critical Accounting Policies" under Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2018 ("2017 Form 10-K"), filed with the Securities and Exchange Commission ("SEC") and incorporated by reference herein. Except for the changes due to the adoption of ASU 2014-09 related to revenue recognition discussed in "Recent Accounting Pronouncements," Note 2, there were no changes to the Company's critical accounting policies during the first six months of fiscal 2018.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment securities. The Company's market risks at September 1, 2018 are similar to those disclosed in Item 7A of the Company's 2017 Form 10-K.

As of September 1, 2018, the Company's investments include cash and cash equivalents of approximately $869.3 million, short-term investment securities of $115.4 million and long term investments in auction rate securities of approximately $19.7 million at weighted average interest rates of 1.60%, 2.02% and 2.48%, respectively. The book value of these investments is representative of their fair values.

The Company's senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of September 1, 2018, the fair value of the senior unsecured notes was $1.228 billion, which is based on quoted prices in active markets for identical instruments compared to the carrying value of approximately $1.500 billion.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company's management, with the participation of its Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of September 1, 2018 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's purchases of its common stock during the second quarter of fiscal 2018 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly or Announced Plans Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
June 3, 2018 - June 30, 2018	103,800	$18.99	103,800	$1,460,131,720
July 1, 2018 - July 28, 2018	719,800	$19.69	719,800	$1,445,956,483
July 29, 2018 - September 1, 2018	1,321,900	$18.51	1,321,900	$1,421,493,883
Total	2,145,500	$18.93	2,145,500	$1,421,493,883

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
(2) Excludes brokerage commissions paid by the Company.

Item 6. Exhibits

The exhibits to this Report are included herein.

Exhibit No.	Exhibit

10.1*	Employment Agreement between the Company and Robyn M. D'Elia (dated as of June 4, 2018) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on June 5, 2018)

10.2*	Bed Bath & Beyond Inc. 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on June 29, 2018)

31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
________________

*	This is a management contract or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: October 10, 2018	By:	/s/ Robyn M. D'Elia
Robyn M. D'Elia
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)