Form 10-Q
period 2018-12-01
BED BATH & BEYOND INC
filed 2019-01-09
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 1, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of the issuer's Common Stock:

Class	Outstanding at December 1, 2018
Common Stock - $0.01 par value	137,472,453

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	December 1, 2018	March 3, 2018

Assets
Current assets:
Cash and cash equivalents	$762,513	$346,140
Short term investment securities	238,267	378,039
Merchandise inventories	3,005,548	2,730,874
Prepaid expenses and other current assets	474,285	516,025

Total current assets	4,480,613	3,971,078

Long term investment securities	19,817	19,517
Property and equipment, net	1,866,086	1,909,289
Goodwill	716,283	716,283
Other assets	453,945	424,639

Total assets	$7,536,744	$7,040,806

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,554,353	$1,197,504
Accrued expenses and other current liabilities	793,916	633,100
Merchandise credit and gift card liabilities	330,759	335,081

Total current liabilities	2,679,028	2,165,685

Deferred rent and other liabilities	407,953	431,592
Income taxes payable	54,061	62,823
Long term debt	1,492,427	1,492,078

Total liabilities	4,633,469	4,152,178

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—
Common stock - $0.01 par value; authorized - 900,000 shares; issued 342,657 and 341,795, respectively; outstanding 137,472 and 140,498 shares, respectively	3,427	3,418
Additional paid-in capital	2,108,790	2,057,975
Retained earnings	11,388,910	11,343,503
Treasury stock, at cost; 205,185 and 201,297 shares, respectively	(10,538,430)	(10,467,972)
Accumulated other comprehensive loss	(59,422)	(48,296)

Total shareholders' equity	2,903,275	2,888,628

Total liabilities and shareholders' equity	$7,536,744	$7,040,806

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 1, 2018	November 25, 2017	December 1, 2018	November 25, 2017

Net sales	$3,032,231	$2,954,539	$8,720,916	$8,633,037

Cost of sales	2,028,521	1,913,478	5,763,797	5,523,302

Gross profit	1,003,710	1,041,061	2,957,119	3,109,735

Selling, general and administrative expenses	954,197	932,701	2,747,519	2,685,517

Operating profit	49,513	108,360	209,600	424,218

Interest expense, net	22,691	13,621	54,034	49,367

Earnings before provision for income taxes	26,822	94,739	155,566	374,851

Provision for income taxes	2,468	33,438	38,997	144,037

Net earnings	$24,354	$61,301	$116,569	$230,814

Net earnings per share - Basic	$0.18	$0.44	$0.86	$1.65
Net earnings per share - Diluted	$0.18	$0.44	$0.86	$1.64

Weighted average shares outstanding - Basic	133,811	138,418	135,070	139,872
Weighted average shares outstanding - Diluted	133,998	138,790	135,425	140,381

Dividends declared per share	$0.16	$0.15	$0.48	$0.45

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	December 1, 2018	November 25, 2017	December 1, 2018	November 25, 2017

Net earnings	$24,354	$61,301	$116,569	$230,814

Other comprehensive (loss) income:

Change in temporary impairment of auction rate securities, net of taxes	55	(20)	220	190
Pension adjustment, net of taxes	(1,981)	1,750	(1,188)	2,354
Currency translation adjustment	(4,346)	(7,347)	(10,158)	3,451

Other comprehensive (loss) income	(6,272)	(5,617)	(11,126)	5,995

Comprehensive income	$18,082	$55,684	$105,443	$236,809

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended
	December 1, 2018	November 25, 2017
Cash Flows from Operating Activities:

Net earnings	$116,569	$230,814
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	246,482	227,407
Gain on sale of a building	(29,690)	—
Stock-based compensation	49,268	52,833
Deferred income taxes	(214)	17,114
Other	(2,162)	(273)
(Increase) decrease in assets, net of effect of acquisitions:
Merchandise inventories	(279,837)	(290,576)
Trading investment securities	1,651	(17,806)
Other current assets	88,220	(89,425)
Other assets	872	(5,034)
Increase (decrease) in liabilities, net of effect of acquisitions:
Accounts payable	401,785	311,430
Accrued expenses and other current liabilities	96,702	90,947
Merchandise credit and gift card liabilities	7,449	11,926
Income taxes payable	(7,266)	(61,626)
Deferred rent and other liabilities	(24,394)	14,111

Net cash provided by operating activities	665,435	491,842

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	(246,425)	—
Redemption of held-to-maturity investment securities	385,125	—
Capital expenditures	(256,490)	(263,963)
Proceeds from sale of a building	11,183	—
Payment for acquisition, net of cash acquired	—	(6,097)

Net cash used in investing activities	(106,607)	(270,060)

Cash Flows from Financing Activities:

Payment of dividends	(64,877)	(60,058)
Repurchase of common stock, including fees	(70,458)	(207,277)
Proceeds from exercise of stock options	—	10,161
Payment of deferred financing costs	—	(430)

Net cash used in financing activities	(135,335)	(257,604)

Effect of exchange rate changes on cash and cash equivalents	(7,120)	596

Net increase (decrease) in cash and cash equivalents	416,373	(35,226)

Cash and cash equivalents:

Beginning of period	346,140	488,329
End of period	$762,513	$453,103

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1)	Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of December 1, 2018 and March 3, 2018 and the results of its operations and comprehensive income for the three and nine months ended December 1, 2018 and November 25, 2017, respectively, and its cash flows for the nine months ended December 1, 2018 and November 25, 2017, respectively.

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

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under GAAP and therefore is not a reportable segment. Net sales outside of the U.S. for the Company were not material for the three and nine months ended December 1, 2018 and November 25, 2017. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

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

The majority of the Company’s revenue is generated from the sale of products in its retail stores, which will continue to be recognized when control of the product is transferred to the customer. The adoption of ASU 2014-09 resulted in the following changes:

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

	Three months ended December 1, 2018
(In thousands)	As Reported	Balances Without Adoption of ASU 2014-09	Impact of Adoption Increase/(Decrease)

Net sales	$3,032,231	$3,033,092	$(861)
Cost of sales	2,028,521	2,036,642	(8,121)
Gross profit	1,003,710	996,450	7,260
Selling, general and administrative expenses	954,197	921,289	32,908
Operating profit	49,513	75,161	(25,648)
Interest expense, net	22,691	22,691	—
Earnings before provision for income taxes	26,822	52,470	(25,648)
Provision for income taxes	2,468	8,906	(6,438)
Net earnings	$24,354	$43,564	$(19,210)
Net earnings per share - Diluted	$0.18	$0.33	$(0.15)

	Nine months ended December 1, 2018
(In thousands)	As Reported	Balances Without Adoption of ASU 2014-09	Impact of Adoption Increase/(Decrease)

Net sales	$8,720,916	$8,726,573	$(5,657)
Cost of sales	5,763,797	5,787,579	(23,782)
Gross profit	2,957,119	2,938,994	18,125
Selling, general and administrative expenses	2,747,519	2,714,637	32,882
Operating profit	209,600	224,357	(14,757)
Interest expense, net	54,034	54,034	—
Earnings before provision for income taxes	155,566	170,323	(14,757)
Provision for income taxes	38,997	42,686	(3,689)
Net earnings	$116,569	$127,637	$(11,068)
Net earnings per share - Diluted	$0.86	$0.94	$(0.08)

	December 1, 2018
(In thousands)	As Reported	Balances Without Adoption of ASU 2014-09	Impact of Adoption Increase/(Decrease)

Assets
Merchandise inventories	$3,005,548	$3,007,322	$(1,774)
Prepaid expenses and other current assets	474,285	383,155	91,130

Liabilities and Shareholders' Equity
Accrued expenses and other current liabilities	$793,916	$678,601	$115,315
Merchandise credit and gift card liabilities	330,759	341,429	(10,670)
Retained earnings	11,388,910	11,404,199	(15,289)

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity's leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. In July 2018, the FASB approved an amendment to the new guidance that allows companies the option of using the effective date of the new standard as the initial application (at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period) and to recognize the effects of applying the new ASU as a cumulative effect adjustment to the opening balance sheet or retained earnings. Based on the effective dates, the Company expects to adopt the new guidance at the beginning of the first quarter of fiscal 2019 using the new transition election to not restate comparative periods. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures, but expects that it will result in a significant increase in the assets and liabilities recorded on the consolidated balance sheet.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure the amount of impairment loss, if any, under the second step of the current goodwill impairment test. Under the update, the goodwill impairment loss would be measured as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact that ASU 2017-04 will have on its consolidated financial statements and related disclosures.

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

Revenues from gift cards, gift certificates and merchandise credits are recognized when redeemed. Gift cards have no provisions for reduction in the value of unused card balances over defined time periods and have no expiration dates. For the nine months ended December 1, 2018, the Company recognized net sales for gift card and merchandise credit redemptions of approximately $107.8 million which were included in merchandise credit and gift card liabilities on the consolidated balance sheet as of March 3, 2018.

Sales returns are provided for in the period that the related sales are recorded based on historical experience. Although the estimate for sales returns has not varied materially from historical provisions, actual experience could vary from historical experience in the future if the level of sales return activity changes materially. In the future, if the Company concludes that an adjustment is required due to material changes in the returns activity, the liability for estimated returns and the corresponding right of return asset will be adjusted accordingly. As of December 1, 2018, the liability for estimated returns of $151.6 million is included in accrued expenses and other current liabilities and the corresponding right of return asset for merchandise of $108.4 million is included in prepaid expenses and other current assets.

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 34.6% and 65.4% of net sales, respectively, for the three months ended December 1, 2018, and approximately 35.7% and 64.3% of net sales, respectively, for the three months ended November 25, 2017. Sales of domestics merchandise and home furnishings accounted for approximately 36.4% and 63.6% of net sales, respectively, for the nine months ended December 1, 2018, and approximately 37.0% and 63.0% of net sales, respectively, for the nine months ended November 25, 2017.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 118 (“SAB 118”). This update provided guidance on income tax accounting implications under the Tax Act. SAB 118 addressed the application of GAAP to situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and allows companies to record provisional amounts during a remeasurement period not to exceed one year after the enactment date while the accounting impact remains under analysis.

The Company has reasonably estimated the impact of the Tax Act in its fiscal 2017 provision for income taxes in accordance with its interpretation of the Tax Act and available guidance. The Tax Act resulted in a net unfavorable tax impact of approximately $10.5 million recorded in the fiscal fourth quarter of 2017.

As of December 1, 2018, the Company completed its review of the previously recorded provisional amounts related to the Tax Act and recorded an immaterial favorable adjustment to these amounts during the three and nine months ended December 1, 2018. The provisional amounts were related to the remeasurement of the Company’s net deferred tax assets and the transition tax on accumulated foreign earnings, which collectively totaled approximately $26.8 million as of March 3, 2018. The Company believes the remeasurement of its net deferred tax assets and the transition tax on accumulated foreign earnings is complete. Additionally, the Company continues to evaluate the Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act and the impact, if any, on its consolidated financial statements. Due to the complexity of these provisions, the Company is not yet able to reasonably estimate the long term effects of GILTI. As a result, the Company has not included any amount related to GILTI in its consolidated financial statements as of December 1, 2018 and has not made a policy decision regarding whether to record deferred taxes on GILTI or use the period cost method.

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

As of December 1, 2018, the Company's financial assets utilizing Level 1 inputs included short term trading investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See "Investment Securities," Note 7).

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The Company's investment securities consist primarily of U.S. Treasury securities, which are stated at amortized cost, and auction rate securities, which are stated at their fair value. The book value of the financial instruments, excluding the Company's long term debt, is representative of their fair values. The fair value of the Company's long term debt is approximately $1.085 billion as of December 1, 2018, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.500 billion.

6) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $150.9 million and $95.6 million as of December 1, 2018 and March 3, 2018, respectively.

7) Investment Securities

The Company's investment securities as of December 1, 2018 and March 3, 2018 are as follows:

(in millions)	December 1, 2018	March 3, 2018
Available-for-sale securities:
Long term	$19.7	$19.4

Trading securities:
Short term	84.7	86.3

Held-to-maturity securities:
Short term	153.6	291.7
Total investment securities	$258.0	$397.4

Auction Rate Securities

As of December 1, 2018 and March 3, 2018, the Company's long term available-for-sale investment securities represented approximately $20.3 million par value of auction rate securities consisting of preferred shares of closed end municipal bond funds, less temporary valuation adjustments of approximately $0.6 million and $0.9 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company's net earnings.

U.S. Treasury Securities

As of December 1, 2018 and March 3, 2018, the Company’s short term held-to-maturity securities included approximately $153.6 million and $291.7 million of U.S. Treasury Bills with remaining maturities of less than one year, respectively. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation).

Trading Investment Securities

The Company's trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan (“NQDC”), are stated at fair market value. The values of these trading investment securities included in the table above are approximately $84.7 million and $86.3 million as of December 1, 2018 and March 3, 2018, respectively.

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

8) Property and Equipment

As of December 1, 2018 and March 3, 2018, included in property and equipment, net is accumulated depreciation of approximately $3.4 billion and $3.1 billion, respectively.

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

The Notes were issued under an indenture (the "Base Indenture"), as supplemented by a first supplemental indenture (together, with the Base Indenture, the "Indenture"), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of December 1, 2018.

Revolving Credit Agreement

On November 14, 2017, the Company replaced its existing $250 million five year senior unsecured revolving credit facility agreement with various lenders with a new $250 million five year senior unsecured revolving credit facility agreement ("Revolver") with various lenders maturing November 14, 2022. The new Revolver has essentially the same terms and requirements as the prior revolving credit facility agreement. During the nine months ended December 1, 2018, the Company did not have any borrowings under the Revolver.

The Revolver contains customary affirmative and negative covenants and also requires the Company to maintain a maximum leverage ratio. The Company was in compliance with all covenants related to the Revolver as of December 1, 2018.

Deferred financing costs associated with the Notes and the revolving credit facilities of approximately $10.5 million were capitalized. In the accompanying Consolidated Balance Sheets, the deferred financing costs are included in long term debt, net of amortization, for the Notes, and are included in other assets, net of amortization, for the Revolver. These deferred financing costs for the Notes and the Revolver are being amortized over the term of each of the Notes and the term of the Revolver and such amortization is included in interest expense, net in the Consolidated Statements of Earnings. Interest expense related to the Notes and the revolving credit facilities, including the commitment fee and the amortization of deferred financing costs, was approximately $18.2 million for both the three months ended December 1, 2018 and November 25, 2017, and $54.7 million for both the nine months ended December 1, 2018 and November 25, 2017.

Lines of Credit

At December 1, 2018, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of August 30, 2019 and February 24, 2019, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first nine months of fiscal 2018, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

10) Shareholders' Equity

The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

Between December 2004 and September 2015, the Company's Board of Directors authorized, through several share repurchase programs, the repurchase of $11.950 billion of its shares of common stock. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock and performance stock unit awards. In the first nine months of fiscal 2018, the Company repurchased approximately 3.9 million shares of its common stock for a total cost of approximately $70.5 million, bringing the aggregate total of common stock repurchased to approximately 205.2 million shares for a total cost of approximately $10.5 billion since the initial authorization in December 2004. The Company has approximately $1.4 billion remaining of authorized share repurchases as of December 1, 2018.

During fiscal 2016, the Company's Board of Directors authorized a quarterly dividend program. During the nine months ended December 1, 2018 and November 25, 2017, total cash dividends of $64.9 million and $60.1 million were paid, respectively. Subsequent to the end of the third quarter of fiscal 2018, on January 9, 2019, the Company's Board of Directors declared a quarterly dividend of $0.16 per share to be paid on April 16, 2019 to shareholders of record as of the close of business on March 15, 2019. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company's earnings, financial condition and requirements, business conditions and other factors.

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

Stock-based compensation expense for the three and nine months ended December 1, 2018 was approximately $12.3 million ($11.1 million after tax or $0.08 per diluted share) and approximately $49.3 million ($36.9 million after tax or $0.27 per diluted share), respectively. Stock-based compensation expense for the three and nine months ended November 25, 2017 was approximately $15.9 million ($10.3 million after tax or $0.07 per diluted share) and approximately $52.8 million ($32.5 million after tax or $0.23 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the nine months ended December 1, 2018 and November 25, 2017 was approximately $1.6 million and $1.5 million, respectively.

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

Stock Options

Stock option grants are issued at fair market value on the date of grant and generally become exercisable in either three or five equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company's service on specified vesting dates. Option grants expire eight years after the date of grant. All option grants are nonqualified. As of December 1, 2018, unrecognized compensation expense related to the unvested portion of the Company's stock options was $14.2 million, which is expected to be recognized over a weighted average period of 3.0 years.

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	Nine Months Ended
Black-Scholes Valuation Assumptions (1)	December 1, 2018	November 25, 2017
Weighted Average Expected Life (in years) (2)	6.7	6.7
Weighted Average Expected Volatility (3)	34.96%	26.49%
Weighted Average Risk Free Interest Rates (4)	2.92%	2.17%
Expected Dividend Yield (5)	3.80%	1.60%

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
(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.
(5) Expected dividend yield is estimated based on anticipated dividend payouts.

Changes in the Company's stock options for the nine months ended December 1, 2018 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	4,241	$55.76
Granted	1,065	16.85
Exercised	—	—
Forfeited or expired	(911)	49.96
Options outstanding, end of period	4,395	$47.53
Options exercisable, end of period	2,308	$61.79

The weighted average fair value for the stock options granted during the first nine months of fiscal 2018 and 2017 was $4.31 and $9.50, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of December 1, 2018 was 4.6 years and $0, respectively. The weighted average remaining contractual term for options exercisable as of December 1, 2018 was 2.8 years and the aggregate intrinsic value was $0. There were no stock options exercised during the first nine months of fiscal 2018. The total intrinsic value for stock options exercised during the first nine months of fiscal 2017 was $3.9 million.

Restricted Stock

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five to seven equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company's service on specified vesting dates. Vesting of restricted stock is based solely on time vesting. As of December 1, 2018, unrecognized compensation expense related to the unvested portion of the Company's restricted stock awards was $112.3 million, which is expected to be recognized over a weighted average period of 4.1 years.

Changes in the Company's restricted stock for the nine months ended December 1, 2018 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	4,311	$48.07
Granted	690	18.12
Vested	(783)	57.13
Forfeited	(293)	42.20
Unvested restricted stock, end of period	3,925	$41.44

Performance Stock Units

Performance stock units ("PSUs") are issued and measured at fair market value on the date of grant. Vesting of PSUs awarded to certain of the Company's executives is dependent on the Company's achievement of a performance-based test during a one-year period from the date of grant and during a three-year period from the date of grant and, assuming achievement of the performance-based test, time vesting over periods of up to four years, subject, in general, to the executive remaining in the Company's service on specified vesting dates. Performance during the one-year period will be based on Earnings Before Interest and Taxes ("EBIT") margin relative to a peer group of the Company and performance during the three-year period will be based on Return on Invested Capital ("ROIC") or a combination of EBIT margin and ROIC relative to such peer group. The awards based on EBIT margin and ROIC range from a floor of zero to a cap of 150% of target achievement. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the Company's estimate of the percentage of the award that will be achieved. The Company evaluates the estimate on these awards on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of December 1, 2018, unrecognized compensation expense related to the unvested portion of the Company's performance stock units was $24.6 million, which is expected to be recognized over a weighted average period of 1.8 years.

Changes in the Company's PSUs for the nine months ended December 1, 2018 were as follows:

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

Stock-based awards for the three and nine months ended December 1, 2018 of approximately 7.7 million and 8.0 million, respectively, and November 25, 2017 of approximately 8.3 million and 7.9 million, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

13) Supplemental Cash Flow Information

The Company paid income taxes of $57.8 million and $201.9 million in the first nine months of fiscal 2018 and 2017, respectively. In addition, the Company had interest payments of approximately $42.9 million in both the first nine months of fiscal 2018 and 2017.

The Company recorded an accrual for capital expenditures of $19.8 million and $22.9 million as of December 1, 2018 and November 25, 2017, respectively. In addition, the Company recorded an accrual for dividends payable of $27.5 million and $24.9 million as of December 1, 2018 and November 25, 2017, respectively. In the third quarter of fiscal 2018, the Company recorded a $31.1 million note receivable in connection with the sale of a building.

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

16) Commitments and Contingencies

The District Attorney's office for the County of Ventura, California, has indicated that it, together with District Attorneys for other counties in California (together, the “District Attorneys"), are in the process of concluding an investigation regarding the management and disposal at the Company's stores in California of certain materials that may be deemed hazardous or universal waste under California law. On November 14, 2018, the District Attorneys indicated that they intend to provide the Company with a settlement demand that the Company believes could include a proposed civil penalty, reimbursement of investigation costs, and certain injunctive relief, including modifications to the Company's existing compliance program, which already includes associate training, on-going review of disposal rules applicable to various product categories, and specialized third-party disposal. The Company is working with the District Attorneys towards a resolution of this matter. While no assurance can be given as to its ultimate outcome, the Company does not believe that the final resolution of this matter will have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

The Company is party to various legal proceedings arising in the ordinary course of business, which the Company does not believe to be material to the Company's consolidated financial position, results of operations or liquidity.

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

The following represents an overview of the Company's financial performance for the periods indicated:

•
Net sales for the three months ended December 1, 2018 were $3.032 billion, an increase of approximately 2.6% as compared with the three months ended November 25, 2017. Net sales for the nine months ended December 1, 2018 were $8.721 billion, an increase of approximately 1.0% as compared with the nine months ended November 25, 2017.

•
Comparable sales for the three months ended December 1, 2018 decreased by approximately 1.8%, as compared to a decrease of approximately 0.3% for the three months ended November 25, 2017. Comparable sales for the nine months ended December 1, 2018 decreased by approximately 1.0%, as compared to a decrease of approximately 1.7% for the nine months ended November 25, 2017. For the three and nine months ended December 1, 2018, comparable sales consummated through customer facing digital channels continued to have strong growth over the corresponding period in the prior year, while comparable sales consummated in-store declined in the mid-single-digit percentage range.

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

•
Gross profit for the three months ended December 1, 2018 was $1.004 billion, or 33.1% of net sales, compared with $1.041 billion, or 35.2% of net sales, for the three months ended November 25, 2017. Gross profit for the nine months ended December 1, 2018 was $2.957 billion, or 33.9% of net sales, compared with $3.110 billion, or 36.0% of net sales, for the nine months ended November 25, 2017.

•
Selling, general and administrative expenses ("SG&A") for the three months ended December 1, 2018 were $954.2 million, or 31.5% of net sales, compared with $932.7 million, or 31.6% of net sales, for the three months ended November 25, 2017. SG&A for the nine months ended December 1, 2018 were $2.748 billion, or 31.5% of net sales, compared with $2.686 billion, or 31.1% of net sales, for the nine months ended November 25, 2017.

•
Interest expense, net for the three months ended December 1, 2018 was $22.7 million, compared with $13.6 million for the three months ended November 25, 2017. Interest expense, net for the nine months ended December 1, 2018 was $54.0 million, compared with $49.4 million for the nine months ended November 25, 2017.

•
The effective tax rate for the three months ended December 1, 2018 was 9.2%, compared with 35.3% for the three months ended November 25, 2017. The tax rates included discrete tax items resulting in net after tax benefits of approximately $4.8 million and $3.3 million, respectively, for the three months ended December 1, 2018 and November 25, 2017. The decrease in the effective tax rate was primarily due to the reduction of the U.S. federal corporate income tax rate due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) and the beneficial impact of the net after tax benefits recorded in the fiscal third quarter of 2018 on lower earnings before provision for income taxes.

The effective tax rate for the nine months ended December 1, 2018 was 25.1%, compared with 38.4% for the nine months ended November 25, 2017. The decrease in the effective tax rate was primarily due to the reduction of the U.S. federal corporate income tax rate due to the Tax Act. The tax rates included discrete tax items resulting in net after tax benefits of approximately $3.2 million and net after tax costs of approximately $0.8 million, respectively, for the nine months ended December 1, 2018 and November 25, 2017.

•
For the three months ended December 1, 2018, net earnings per diluted share were $0.18 ($24.4 million), as compared with net earnings per diluted share of $0.44 ($61.3 million) for the three months ended November 25, 2017. The decrease in net earnings per diluted share for the three months ended December 1, 2018 is the result of the decrease in net earnings due to the items described above, partially offset by the impact of the Company's repurchases of its common stock. In addition, for the three months ended December 1, 2018, net earnings per diluted share included the favorable impact of approximately $0.16 from the gain on the sale of a building, partially offset by the the unfavorable impact of approximately $0.15 from the adoption of Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606).

For the nine months ended December 1, 2018, net earnings per diluted share were $0.86 ($116.6 million), as compared with net earnings per diluted share of $1.64 ($230.8 million) for the nine months ended November 25, 2017. The decrease in net earnings per diluted share for the nine months ended December 1, 2018 is the result of the decrease in net earnings due to the items described above, partially offset by the impact of the Company's repurchases of its common stock. In addition, for the nine months ended December 1, 2018, net earnings per diluted share included the favorable impact of approximately $0.16 from the gain on the sale of a building, partially offset by the unfavorable impact of approximately $0.08 from the adoption of ASU 2014-09.

Capital expenditures for the nine months ended December 1, 2018 and November 25, 2017 were $256.5 million and $264.0 million, respectively. In the first nine months of fiscal 2018, approximately 65% of the capital expenditures related to technology projects, including investments in the Company's digital capabilities, and the development and deployment of new systems and equipment in its stores. The remaining capital expenditures were primarily related to new store openings and investments in existing stores.

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

During the nine months ended December 1, 2018, the Company opened 14 new stores and closed 17 stores. The Company plans to continue to actively manage its real estate portfolio in order to permit store sizes, layouts, locations and offerings to evolve over time to optimize market profitability and will renovate or reposition stores within markets when appropriate. Over the past several years, the Company's pace of its store openings has slowed, and the Company has increased the number of store closings. The Company has approximately 400 stores across its retail fleet that will come up for renewal at the natural lease expiration date in fiscal 2018 or 2019, including approximately 280 BBB stores. In fiscal 2018, the Company expects to close approximately 40 stores, unless it is able to negotiate more favorable lease terms with its landlords, and open approximately 20 new stores, with the majority being Baby and Cost Plus World Market stores. Additionally, the Company expects to continue to invest in technology related projects, including the deployment of new systems and equipment in its stores, enhancements to the Company’s customer facing digital channels, ongoing investment in its data warehouse and data analytics and the continued deployment of a new point of sale system.

During fiscal 2016, the Company's Board of Directors authorized a quarterly dividend program. During the nine months ended December 1, 2018 and November 25, 2017, total cash dividends of $64.9 million and $60.1 million were paid, respectively. Subsequent to the end of the third quarter of fiscal 2018, on January 9, 2019, the Company's Board of Directors declared a quarterly dividend of $0.16 per share to be paid on April 16, 2019 to shareholders of record as of the close of business on March 15, 2019. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company's earnings, financial condition and requirements, business conditions and other factors.

During the three and nine months ended December 1, 2018, the Company repurchased approximately 0.5 million and 3.9 million shares, respectively, of its common stock at a total cost of approximately $7.7 million and $70.5 million, respectively. During the three and nine months ended November 25, 2017, the Company repurchased approximately 0.9 million and 6.0 million shares, respectively, of its common stock at a total cost of approximately $23.6 million and $207.3 million, respectively. The Company's share repurchase program may be influenced by several factors, including business and market conditions. The Company reviews its alternatives with respect to its capital structure on an ongoing basis.

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

Net sales for the three months ended December 1, 2018 were $3.032 billion, an increase of $77.7 million, or approximately 2.6%, over net sales of $2.955 billion for the corresponding quarter last year. Net sales for the nine months ended December 1, 2018 were $8.721 billion, an increase of $87.9 million, or approximately 1.0%, over net sales of $8.633 billion for the corresponding nine months last year. The increases in net sales for the three and nine months ended December 1, 2018 were primarily due to an increase in comparable sales based upon the financial reporting calendar (not the comparable sales calendar) which is the result of the calendar shift of the post-Thanksgiving week into the fiscal third quarter of 2018 from the fiscal fourth quarter of 2017.

The decrease in comparable sales (based upon the comparable sales calendar) for the three and nine months ended December 1, 2018 was approximately 1.8% and 1.0%, respectively, as compared to a decrease of approximately 0.3% and 1.7%, respectively, for the three and nine months ended November 25, 2017. The decrease in comparable sales for the three and nine months ended December 1, 2018 was due to a decrease in the number of transactions in stores, partially offset by an increase in the average transaction amount.

The Company's comparable sales metric considers sales consummated through all retail channels - in-store, online, with a mobile device or through a customer contact center. Customers today may take advantage of the Company's omnichannel environment by using more than one channel when making a purchase. The Company believes in an integrated and seamless customer experience. A few examples are: a customer may be assisted by an in-store associate to create a wedding or baby registry, while the guests may ultimately purchase a gift from the Company's websites; or a customer may research a particular item, and read other customer reviews on the Company's websites before visiting a store to consummate the actual purchase; or a customer may reserve an item online for in-store pick up; or while in a store, a customer may make the purchase on a mobile device for in home delivery from either a distribution facility, a store or directly from a vendor. In addition, the Company accepts returns in-store without regard to the channel in which the purchase was consummated, therefore resulting in reducing store sales by sales originally consummated through customer facing digital channels. As the Company's retail operations are integrated and it cannot reasonably track the channel in which the ultimate sale is initiated, the Company can, however, provide directional information on where the sale was consummated.

For the three and nine months ended December 1, 2018, comparable sales consummated through customer facing digital channels continued to have strong growth over the corresponding period in the prior year, while comparable sales consummated in-store declined in the mid-single-digit percentage range.

For the three and nine months ended December 1, 2018, comparable sales represented $2.933 billion and $8.432 billion of net sales, respectively. For the three and nine months ended November 25, 2017, comparable sales represented $2.825 billion and $8.257 billion of net sales, respectively.

Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 34.6% and 65.4% of net sales, respectively, for the three months ended December 1, 2018, and approximately 35.7% and 64.3% of net sales, respectively, for the three months ended November 25, 2017. Sales of domestics merchandise and home furnishings accounted for approximately 36.4% and 63.6% of net sales, respectively, for the nine months ended December 1, 2018, and approximately 37.0% and 63.0% of net sales, respectively, for the nine months ended November 25, 2017.

Gross Profit

Gross profit for the three months ended December 1, 2018 was $1.004 billion, or 33.1% of net sales, compared with $1.041 billion, or 35.2% of net sales, for the three months ended November 25, 2017. In order of magnitude, the decrease in the gross profit margin as a percentage of net sales for the three months ended December 1, 2018 was primarily attributed to a decrease in merchandise margin and an increase in coupon expense. The increase in coupon expense was the result of an increase in the average coupon amount partially offset by a decrease in the number of redemptions.

Gross profit for the nine months ended December 1, 2018 was $2.957 billion, or 33.9% of net sales, compared with $3.110 billion, or 36.0% of net sales, for the nine months ended November 25, 2017. In order of magnitude, the decrease in the gross profit margin as a percentage of net sales for the nine months ended December 1, 2018 was primarily attributed to an increase in coupon expense, a decrease in merchandise margin and an increase in net direct to customer shipping expense. The increase in coupon expense was the result of an increase in the average coupon amount partially offset by a decrease in the number of redemptions.

In addition, the Company is investing in the lifetime value of its customers through its annual Beyond-Plus membership and College Savings Pass programs. The richer benefits of these programs, including twenty percent off entire purchase and free shipping, are realized immediately upon sale and had, and will continue to have, an impact on the Company’s gross margin during the period of increasing enrollment. The Beyond Plus membership fee of $29 is currently amortized over the one-year membership period. The Company estimated that the impact of these programs reduced gross margin as a percentage of net sales by approximately 30 and 40 basis points, respectively, for the three and nine months ended December 1, 2018.

Selling, General and Administrative Expenses

SG&A for the three months ended December 1, 2018 was $954.2 million, or 31.5% of net sales, compared with $932.7 million, or 31.6% of net sales, for the three months ended November 25, 2017. SG&A for the three months ended December 1, 2018 included two significant items, which were incremental advertising expense of approximately $25.9 million related to the impact of ASU 2014-09 which shifted advertising expense from the fiscal fourth quarter of 2018 to the fiscal third quarter of 2018, offset by the gain on the sale of a building of approximately $28.3 million. In addition, as a percentage of net sales, SG&A included increases in technology-related expenses, including related depreciation; and management consulting expenses related to some of the Company's ongoing strategic initiatives; offset by decreases in payroll and payroll-related expenses, primarily due to a favorable change in the value of the Company's nonqualified deferred compensation plan ("NQDC") liability. This favorable change was fully offset by a corresponding unfavorable change in the value of the Company's NQDC investments recorded in interest expense, net. These NQDC changes resulted in no net impact to the consolidated statement of earnings.

SG&A for the nine months ended December 1, 2018 was $2.748 billion, or 31.5% of net sales, compared with $2.686 billion, or 31.1% of net sales, for the nine months ended November 25, 2017. The increase in SG&A, as a percentage of net sales was primarily attributable to, in order of magnitude: an increase in advertising expenses, due in part to growth in digital advertising and the impact of the incremental advertising expense related to the impact of ASU 2014-09; an increase in technology expenses, including related depreciation; and an increase in management consulting expenses related to some of the Company's ongoing strategic initiatives. These increases are partially offset by a decrease in payroll and payroll related items (including severance costs), primarily due to the store management restructuring charges that occurred in the nine months ended November 25, 2017 and a favorable change in the NQDC liability; and the gain on the sale of a building that occurred in the nine months ended December 1, 2018.

Operating Profit

Operating profit for the three months ended December 1, 2018 was $49.5 million, or 1.6% of net sales, compared with $108.4 million, or 3.7% of net sales, during the comparable period last year. For the nine months ended December 1, 2018, operating profit was $209.6 million, or 2.4% of net sales, compared with $424.2 million, or 4.9% of net sales, during the comparable period last year. The changes in operating profit as a percentage of net sales were the result of the reductions in gross profit margin and the increases in SG&A as a percentage of net sales as described above.

The Company believes operating margin compression is likely to continue in fiscal 2018, however, it is expected to be less than the Company experienced in fiscal 2017. This is largely due to gross margin deleverage, primarily due to the Company's continued investment in its customer value proposition, and the ongoing shift to its digital channels, as well as SG&A deleverage primarily due to investments it is making to transform the Company. The Company believes operating profit as a percentage of net sales in fiscal 2019 will be similar to fiscal 2018 as it continues to focus on its ongoing initiatives and the review of its overall expense structure across the organization.

Interest Expense, net

Interest expense, net for the three months ended December 1, 2018 was $22.7 million, compared with $13.6 million for the three months ended November 25, 2017. For the three months ended December 1, 2018 and November 25, 2017, interest expense, net primarily related to interest on the senior unsecured notes issued by the Company in July 2014. The increase in interest expense, net for the three months ended December 1, 2018 was primarily the result of an unfavorable change in the value of the Company's NQDC plan investments, as compared to a favorable change in the three months ended November 25, 2017. This unfavorable change was fully offset by a corresponding favorable change in the NQDC liability recorded in SG&A. These changes resulted in no net impact to the consolidated statement of earnings.

Interest expense, net for the nine months ended December 1, 2018 was $54.0 million, compared with $49.4 million for the nine months ended November 25, 2017. For the nine months ended December 1, 2018 and November 25, 2017, interest expense, net primarily related to interest on the senior unsecured notes issued by the Company in July 2014. Included within interest expense, net for the nine months ended December 1, 2018 was an unfavorable change in the value of the Company's NQDC plan investments, as compared to a favorable change in the nine months ended November 25, 2017. This unfavorable change was fully offset by a corresponding favorable change in the NQDC liability recorded in SG&A. These changes resulted in no net impact to the consolidated statement of earnings.

Income Taxes

The effective tax rate for the three months ended December 1, 2018 was 9.2%, compared with 35.3% for the three months ended November 25, 2017. The tax rates included discrete tax items resulting in net after tax benefits of approximately $4.8 million and $3.3 million, respectively, for the three months ended December 1, 2018 and November 25, 2017, due to discrete federal and state tax items occurring during these quarters. The decrease in the effective tax rate was primarily due to the reduction of the U.S. federal corporate income tax rate due to the enactment of the Tax Act and the beneficial impact of the net after tax benefits recorded in the fiscal third quarter of 2018 on lower earnings before provision for income taxes.

The effective tax rate for the nine months ended December 1, 2018 was 25.1%, compared with 38.4% for the nine months ended November 25, 2017. The decrease in the effective tax rate was primarily due to the reduction of the U.S. federal corporate income tax rate due to the enactment of the Tax Act. The tax rate for the nine months ended December 1, 2018 and November 25, 2017 included net after tax benefits of approximately $3.2 million and net after tax costs of approximately $0.8 million, respectively, due to discrete federal and state tax items occurring during these quarters.

Potential volatility in the effective tax rate from year to year may occur as the Company is required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net Earnings

As a result of the factors described above, net earnings for the three and nine months ended December 1, 2018 were $24.4 million and $116.6 million, compared with $61.3 million and $230.8 million, respectively, for the corresponding period in fiscal 2017.

Growth

In the 25-year period from the beginning of fiscal 1992 to the end of the third quarter of fiscal 2018, the Company has grown from 34 stores to 1,550 stores plus the Company's interactive platforms, including websites and applications, and distribution facilities.

Total store square footage, net of openings and closings, grew from approximately 0.9 million square feet at the beginning of fiscal 1992 to approximately 43.5 million square feet at the end of the third quarter of fiscal 2018. The Company expects company-wide to open approximately 20 new stores, and close approximately 40 stores in fiscal 2018, unless it is able to negotiate more favorable lease terms with landlords. Over the past several years, sales from the Company’s customer facing digital channels have continued to experience strong growth.

As of December 1, 2018, the Company had distribution facilities totaling approximately 7.2 million square feet, supporting the growth of its customer facing digital channels as well as its stores and its institutional sales segment.

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

Liquidity and Capital Resources

The Company has been able to finance its operations, including its growth and acquisitions, substantially through internally generated funds. The Company ended the third quarter of fiscal 2018 in a strong cash position, which it anticipates maintaining, to provide the Company the flexibility to fund its ongoing initiatives and act upon other opportunities that may arise. As of December 1, 2018, the Company had approximately $1.021 billion in cash and investment securities, an increase of approximately $460 million compared with the corresponding period in fiscal 2017. For fiscal 2018, the Company believes that it can continue to finance its operations, including its growth, planned capital expenditures, debt service obligations, cash dividends, and share repurchases, through existing and internally generated funds. In addition, if necessary, the Company could borrow under its $250 million revolving credit facility or the available balances under its lines of credit. Capital expenditures for fiscal 2018 are planned to be approximately $350 million to $400 million, subject to the timing and composition of projects. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Fiscal 2018 compared to Fiscal 2017

Net cash provided by operating activities for the nine months ended December 1, 2018 was $665.4 million, compared with $491.8 million in the corresponding period in fiscal 2017. Year over year, the Company experienced an increase in cash provided by the net components of working capital (primarily prepaid expenses and other current assets, largely due to the prepayment in the prior fiscal year of certain operating expenses associated with tax planning strategies, accounts payable, and income taxes payable, partially offset by deferred rent and other liabilities) and a decrease in net earnings.

Retail inventory, which includes inventory in the Company’s distribution facilities for direct to customer shipments, was approximately $2.9 billion at December 1, 2018, a decrease of 6.1% compared to retail inventory at November 25, 2017. The Company continues to focus on its inventory optimization strategies.

Net cash used in investing activities for the nine months ended December 1, 2018 was $106.6 million, compared with $270.1 million in the corresponding period of fiscal 2017. For the nine months ended December 1, 2018, net cash used in investing activities was primarily due to $256.5 million of capital expenditures, partially offset by $138.7 million of redemptions of investment securities, net of purchases and $11.2 million of proceeds from the sale of a building. For the nine months ended November 25, 2017, net cash used in investing activities was primarily due to $264.0 million of capital expenditures.

Net cash used in financing activities for the nine months ended December 1, 2018 was $135.3 million, compared with $257.6 million in the corresponding period of fiscal 2017. The decrease in net cash used in financing activities was primarily due to a decrease in common stock repurchases of $136.8 million offset by a decrease in proceeds from the exercise of stock options.

Seasonality

The Company's business is subject to seasonal influences. Generally, its sales volumes are higher in the calendar months of August, November and December, and lower in February.

Critical Accounting Policies

See "Critical Accounting Policies" under Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2018 ("2017 Form 10-K"), filed with the Securities and Exchange Commission ("SEC") and incorporated by reference herein. Except for the changes due to the adoption of ASU 2014-09 related to revenue recognition discussed in "Recent Accounting Pronouncements," Note 2, there were no changes to the Company's critical accounting policies during the first nine months of fiscal 2018.

As disclosed in 2017 Form 10-K, significant assumptions and estimates are required, including, but not limited to, projecting future cash flows, determining appropriate discount rates and terminal growth rates, and other assumptions, to estimate the fair value of goodwill and indefinite lived intangible assets. As of December 1, 2018, there are no indicators of an impairment present. However, changes in the assumptions and estimates previously used in the quantitative impairment analysis of goodwill related to the Company’s reporting units may result in different estimated fair values that could result in material impairment charges. In addition, sustained declines in the Company’s stock price and related market capitalization could impact key assumptions in the overall estimated fair values of its reporting units and could result in non-cash impairment charges that could be material to the Company's consolidated balance sheet or results of operations. As of December 1, 2018 and March 3, 2018, included in the consolidated balance sheets was goodwill of $716.3 million, respectively, and included within other assets in the consolidated balance sheets was $305.4 million, respectively, for indefinite lived tradenames and trademarks.

Forward-Looking Statements

This Form 10-Q may contain forward-looking statements. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, goal and similar words and phrases. The Company's actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment; consumer preferences, spending habits and adoption of new technologies; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; civil disturbances and terrorist acts; unusual weather patterns and natural disasters; competition from existing and potential competitors across all channels; pricing pressures; liquidity; the ability to achieve anticipated cost savings, and to not exceed anticipated costs, associated with organizational changes and investments; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise and other costs and expenses; potential supply chain disruption due to trade restrictions, political instability, labor disturbances, product recalls, financial or operational instability of suppliers or carriers, and other items; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s plans for new stores; the ability to establish and profitably maintain the appropriate mix of digital and physical presence in the markets it serves; the ability to assess and implement technologies in support of the Company’s development of its omnichannel capabilities; uncertainty in financial markets; volatility in the price of the Company’s common stock and its effect, and the effect of other factors, on the Company’s capital allocation strategy; the impact of goodwill and intangible asset impairments; disruptions to the Company’s information technology systems including but not limited to security breaches of systems protecting consumer and employee information or other types of cybercrimes or cybersecurity attacks; reputational risk arising from challenges to the Company’s or a third party product or service supplier’s compliance with various laws, regulations or standards, including those related to labor, health, safety, privacy or the environment; reputational risk arising from third-party merchandise or service vendor performance in direct home delivery or assembly of product for customers; changes to statutory, regulatory and legal requirements, including without limitation proposed changes affecting international trade, changes to, or new tax laws or interpretation of existing tax laws; new, or developments in existing, litigation, claims or assessments; changes to, or new, accounting standards; foreign currency exchange rate fluctuations; and the integration of acquired businesses. The Company does not undertake any obligation to update its forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment securities. The Company's market risks at December 1, 2018 are similar to those disclosed in Item 7A of the Company's 2017 Form 10-K.

As of December 1, 2018, the Company's investments include cash and cash equivalents of approximately $762.5 million, short-term investment securities of $153.6 million and long term investments in auction rate securities of approximately $19.7 million at weighted average interest rates of 1.67%, 2.13% and 2.67%, respectively. The book value of these investments is representative of their fair values.

The Company's senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of December 1, 2018, the fair value of the senior unsecured notes was $1.085 billion, which is based on quoted prices in active markets for identical instruments compared to the carrying value of approximately $1.500 billion.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company's management, with the participation of its Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of December 1, 2018 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The District Attorney's office for the County of Ventura, California, has indicated that it, together with District Attorneys for other counties in California (together, the “District Attorneys"), are in the process of concluding an investigation regarding the management and disposal at the Company's stores in California of certain materials that may be deemed hazardous or universal waste under California law. On November 14, 2018, the District Attorneys indicated that they intend to provide the Company with a settlement demand that the Company believes could include a proposed civil penalty, reimbursement of investigation costs, and certain injunctive relief, including modifications to the Company's existing compliance program, which already includes associate training, on-going review of disposal rules applicable to various product categories, and specialized third-party disposal. The Company is working with the District Attorneys towards a resolution of this matter. While no assurance can be given as to its ultimate outcome, the Company does not believe that the final resolution of this matter will have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

The Company is party to various legal proceedings arising in the ordinary course of business, which the Company does not believe to be material to the Company's consolidated financial position, results of operations or liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's purchases of its common stock during the third quarter of fiscal 2018 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly or Announced Plans Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
September 2, 2018 - September 29, 2018	122,600	$17.87	122,600	$1,419,303,146
September 30, 2018 - October 27, 2018	157,500	$13.83	157,500	$1,417,125,523
October 28, 2018 - December 1, 2018	247,300	$13.53	247,300	$1,413,780,512
Total	527,400	$14.63	527,400	$1,413,780,512

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
(2) Excludes brokerage commissions paid by the Company.

Item 6. Exhibits

The exhibits to this Report are included herein.

Exhibit No.	Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: January 9, 2019	By:	/s/ Robyn M. D'Elia
Robyn M. D'Elia
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)