Form 10-K
period 2019-03-02
BED BATH & BEYOND INC
filed 2019-04-30
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended March 2, 2019
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
(Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X No __
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes X No__
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer __
Non-accelerated filer __	Smaller reporting company ___
Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X
As of September 1, 2018, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the Nasdaq Global Select Market) was $2,340,418,978.*
The number of shares outstanding of the registrant’s common stock (par value $0.01 per share) at March 30, 2019: 132,089,269.
Documents Incorporated by Reference
Portions of the Registrant’s definitive proxy statement for the 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III hereof.

*
For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 7,593,322 shares beneficially owned by directors and executive officers, including trusts and foundations affiliated with them. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

PART I
Unless otherwise indicated, the term "Company" refers collectively to Bed Bath & Beyond Inc. and subsidiaries as of March 2, 2019. The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2018, fiscal 2017, and fiscal 2016 represented 52 weeks, 53 weeks, and 52 weeks, respectively, and ended on March 2, 2019, March 3, 2018, and February 25, 2017, respectively. Unless otherwise indicated, all references herein to periods of time (e.g., quarters and years) are to fiscal periods.
ITEM 1 – BUSINESS
Overview
Bed Bath & Beyond Inc. is an omnichannel retailer offering high quality and differentiated products, services and solutions for the home and heart-felt life events. The Company sells a wide assortment of domestic merchandise and home furnishings and operates under the names Bed Bath & Beyond (“BBB”), Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, “CTS”), Harmon, Harmon Face Values, or Face Values (collectively, “Harmon”), buybuy BABY (“Baby”) and World Market, Cost Plus World Market or Cost Plus (collectively, “Cost Plus World Market”). Customers can purchase products either in-store, online, with a mobile device or through a customer contact center. The Company generally has the ability to have customer purchases picked up in-store or shipped direct to the customer from the Company’s distribution facilities, stores or vendors. In addition, the Company operates Of a Kind, an e-commerce website that features specially commissioned, limited edition items from emerging fashion and home designers; One Kings Lane, an authority in home décor and design, offering a unique collection of select home goods, designer and vintage items; PersonalizationMall.com (“PMall”), an industry-leading online retailer of personalized products; Chef Central, a retailer of kitchenware, cookware and homeware items catering to cooking and baking enthusiasts; and Decorist, an online interior design platform that provides personalized home design services. The Company also operates Linen Holdings, a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, healthcare and other industries, which operates under the names of Harbor Linen and T-Y Group.
The Company operates a robust ecommerce platform consisting of various websites and applications including bedbathandbeyond.com, bedbathandbeyond.ca, harmondiscount.com, facevalues.com, christmastreeshops.com, andthat.com, buybuybaby.com, buybuybaby.ca, harborlinen.com, t-ygroup.com, worldmarket.com, ofakind.com, onekingslane.com, personalizationmall.com, chefcentral.com and decorist.com. The Company also operates an established retail store base which consists of 1,533 stores, as of March 2, 2019, and includes 994 Bed Bath & Beyond (“BBB”) stores in all 50 states, the District of Columbia, Puerto Rico and Canada, 277 stores under the names of World Market, Cost Plus World Market or Cost Plus (collectively, “Cost Plus World Market”), 124 buybuy BABY (“Baby”) stores in 36 states and Canada, 81 stores under the names Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, “CTS”), 55 stores under the names Harmon, Harmon Face Values or Face Values (collectively, “Harmon”), and two One Kings Lane stores. In addition, the Company is a partner in a joint venture which operates ten stores in Mexico under the name Bed Bath & Beyond.
The integration of retail store and customer facing digital channels allows the Company to provide its customers with a seamless shopping experience. In-store purchases are primarily fulfilled from that store’s inventory, or may also be shipped to a customer from one of the Company’s distribution facilities, a vendor, or another store. Purchases, including web and mobile, can be shipped to a customer from the Company’s distribution facilities, directly from vendors, or from a store. The Company’s customers can also choose to pick up online orders in a store, as well as return online purchases to a store. Customers can also make purchases through one of the Company’s customer contact centers and in-store through The Beyond Store, the Company’s proprietary, web-based platform. These capabilities allow the Company to better serve customers across various channels.
The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under U.S. generally accepted accounting principles and therefore is not a reportable segment. Net sales outside of the U.S. for the Company were not material for 2018, 2017 and 2016.
Strategy
Bed Bath & Beyond's mission is to be the trusted expert for the home and heart-felt life events. These include certain life events that evoke strong emotional connections such as getting married, moving to a new home, having a baby, going to college and decorating a room, which the Company supports through its wedding and baby registries, mover and student life programs, and its design consultation services.

To advance its mission, the Company is executing on a comprehensive plan to transform its business and position Bed Bath & Beyond for long-term success. The strategic focus of the transformational initiatives include: product assortment, shopping experience, services and solutions, and operational excellence. The Company’s ongoing efforts to implement and execute on these organization-wide foundational initiatives are intended to drive four key strategic objectives:

•
Mid-and-long-term revenue growth from portfolio strategy alignment across product assortment, customer experience and customer engagement, including greater focus on growing destinational categories (such as bed, bath, kitchen, windows and tabletop) and proprietary and private-label brands; enhance in-store customer experiences; an enhanced online experience; as well as efforts to assure that the Company’s customers are getting the right value for the products they want and need most.

•
Near-term and ongoing gross margin improvements through changes in assortment mix to drive sales to better margin categories; modifications in pricing algorithms; further optimization of coupon strategy; and supply chain improvements.

•	Near-term and ongoing SG&A improvements from improvements in store labor model; marketing efficiencies; and reductions in occupancy expense relating to ongoing store lease negotiations.

•
Current and sustainable world-class operational support through investments in human capital, data and analytics and process improvements; repositioning and articulating the Bed Bath & Beyond brand in the marketplace across all customer interactions including assortment, store and digital experience and marketing; and enhancements in global sourcing capabilities.

To continue the transformational work necessary to execute its comprehensive plan, the Company has been making significant investments in people, processes and technology. The Company's strategy also remains rooted in a customer-first approach and commitment to customer service, while maintaining strong financial discipline. The Company believes it will achieve its mission to be the trusted expert for the home and heart-felt life events.
Pricing. The Company believes in offering its customers high quality and differentiated products, services and solutions at the right price and value. The Company regularly monitors price levels at its competitors in order to ensure that its prices are in accordance with its pricing philosophy. The Company believes that the application of its pricing philosophy is a significant factor in its ability to establish trust among customers as the expert for the home and heart-felt life events.
Merchandising. The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. The Company strives to present an exciting and engaging assortment of products to its customers, including name brands, proprietary and exclusive brands, as well as personalized products. The Company pursues product differentiation in several ways, including its own product development, and exclusivity and limited distribution with its vendor partners. Some examples of the Company’s proprietary brands include Bee & Willow Home, Wamsutta, Olivia & Oliver, SALT and Artisanal Kitchen Supply. The Company, on an ongoing basis, tests new merchandise categories and adjusts the categories of merchandise carried in-store and online and may add new product categories or expand its merchandise assortment as appropriate. Additionally, the Company has and continues to integrate its merchandise assortments among its concepts.
The Company has been evolving its merchandise mix to provide a more inspirational and personal shopping experience with an expanded offering, which includes a more differentiated product mix, and enhanced services and solutions for customers, both in-store and across its customer facing digital channels.
As consumer shopping preferences continue to shift to customer facing digital channels, the Company believes its investments are driving a better omnichannel experience. The Company continues to improve the presentation and content as well as the functionality, general search and navigation features across its customer facing digital channels. The Company is also adapting its physical channels to further integrate its omnichannel capabilities to enhance the in-store customer experience by bringing products, services and solutions, as well as the Company’s brand, to life. This includes services such as reserve online and pickup in-store, purchase online and return in-store, and online appointment scheduling for one of the Company’s various registry services.
Marketing. The Company’s marketing efforts include a full-range of online and off-line vehicles, including email, mobile SMS, social, search, digital display, content and influencer marketing, online affiliate programs, and public relations efforts, as well as traditional print media such as postcards, newspaper inserts, circulars, and catalogs, all of which sometimes include coupon offers. The Company is making significant investments to further develop and integrate its expansive customer data with other relevant third-party data and technology tools to develop and scale tailored and personalized marketing communications, and strengthen its position as the expert for the home and heart-felt life events.

Customer Service. The Company’s customer-first approach is rooted in creating a noticeably better shopping experience for each and every customer. The Company invests in its people and in delivering high-quality products, services and solutions. As part of its objective to take care of its customers, the Company strives to make returns and exchanges hassle-free, whether in store or online. The Company’s best-in-class registry services for wedding, baby, college and other heart-felt life events provide a unique opportunity to deepen customer relationships by demonstrating a high level of customer service during important life stages. Also, the Company continues to invest in the technology necessary to enable a more seamless interaction between its associates and its customers wherever, whenever and however they wish to interact with the Company. The Company’s customer contact centers provide 24/7 customer service and provide support by phone, email or live chat. During the second quarter of fiscal 2017, the Company opened its newest customer contact center in the Orlando, Florida area. The Company continues to focus its efforts and investments to strengthen its position as a leader in customer service.
Suppliers
The Company purchases substantially all of its merchandise in the United States, the majority from domestic sources (who may manufacture overseas) and the balance from importers. The Company purchases a small amount of its merchandise directly from overseas sources. In fiscal 2018, the Company purchased its merchandise from approximately 11,200 suppliers with its largest supplier accounting for approximately 3% of its merchandise purchases with the 10 largest suppliers accounting for approximately 15% of such purchases. The Company has no long term contracts for the purchases of merchandise. The Company believes that most merchandise, other than brand name goods, is available from a variety of sources and that most brand name goods can be replaced with comparable merchandise.
The Company is in the early stages of expanding its direct importing and direct sourcing capabilities, including the establishment of a second sourcing office in Asia, which opened during fiscal 2018. The Company believes that its expanding global sourcing capabilities will be able to sustain a higher penetration of its own sourced and developed proprietary product in its merchandise assortment.
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
Associates
As of March 2, 2019, the Company employed approximately 62,000 regular full-time and part-time associates. The Company believes that its employee relations are very good and that the labor turnover rate among its management employees is lower than that generally experienced within the industry.
Seasonality
The Company’s business is subject to seasonal influences. Generally, its sales volumes are higher in the calendar months of August, November and December, and lower in February.
Growth
The Company has undertaken significant change to adapt to the dynamic retail environment and the evolving needs of its customers to improve its competitive position. To support this change, the Company appointed new leaders to bring expertise in the areas of data analytics, supply chain, customer fulfillment, merchandising, life stages, e-commerce, portfolio management and information technology. As a result, the Company believes that it has the necessary management depth to drive growth.
The Company's ongoing transformation plan is expected to improve mid-and-long-term revenue growth, enhance gross and operating margins and create sustainable shareholder value. The strategic focus of the plan includes product assortment, shopping experience, services and solutions, and operational excellence, and the key financial objectives are: mid-and-long-term revenue growth; near-term and ongoing gross margin improvements; near-term and ongoing selling, general and administrative expenses improvements; and current and sustainable world-class operational support.

The continued growth of the Company is dependent, in part, upon the Company’s ability to execute its transformation strategy successfully.
From the beginning of fiscal 1992 to the end of fiscal 2018, the Company has grown from 34 stores to 1,533 stores, plus its interactive platforms, including websites and applications, and distribution facilities. Total store square footage, net of openings and closings, grew from approximately 0.9 million square feet at the beginning of fiscal 1992 to approximately 43.1 million square feet at the end of fiscal 2018, and included 17 store openings and 37 closures in fiscal 2018. In fiscal 2019, the Company expects company-wide to open approximately 15 new stores, and close a minimum of approximately 40 stores, unless it can negotiate more favorable lease terms with landlords. Over the past several years, sales from the Company’s customer facing digital channels have continued to experience strong growth.
As of March 2, 2019, the Company had distribution facilities totaling approximately 7.2 million square feet, supporting the growth of its customer facing digital channels as well as its stores and its institutional sales segment.
Competition
The Company operates in a highly competitive business environment and competes with other national, regional, local and online retailers that may carry similar lines of merchandise, including department stores, specialty stores, off-price stores, mass merchandise stores and online only retailers. The Company believes the key to competing in its industry is to provide best-in-class customer service and customer experiences in stores and online, which includes a compelling price and value; high-quality and differentiated products, services and solutions; convenience; technology; personalization; and appealing and experiential store environments.
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
The retail business is highly competitive. The Company competes for customers, employees, locations, merchandise, technology, services and other important aspects of the business with many other local, regional and national retailers. Those competitors range from specialty retailers to department stores and discounters as well as online and multichannel retailers. Specifically, rapidly evolving technologies are altering the manner in which the Company and its competitors communicate and transact with customers. The Company’s execution of the elements of its transformation strategy designed to adapt to these changes, in the context of competitors’ actions, customers adoption of new technology, and related changes in customer behavior, presents a specific risk in the event the Company is unable to successfully execute its plans or adjust them over time if needed. Further, unanticipated changes in pricing and other practices of the Company’s competitors, including promotional activity, such as thresholds for free shipping and rapid price fluctuation enabled by technology, may adversely affect the Company’s performance.
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
The Company’s 1,533 stores are located in all 50 states, the District of Columbia, Puerto Rico and Canada and range in size from approximately 3,500 to 100,000 square feet, but are predominantly between 18,000 and 50,000 square feet. Approximately 85% to 90% of store space is used for selling areas.
The table below sets forth the locations of the Company’s stores as of March 2, 2019:

STORE LOCATIONS

Alabama	24	New York	99
Alaska	1	North Carolina	46
Arizona	40	North Dakota	3
Arkansas	8	Ohio	47
California	182	Oklahoma	10
Colorado	34	Oregon	16
Connecticut	26	Pennsylvania	42
Delaware	6	Rhode Island	5
Florida	96	South Carolina	24
Georgia	39	South Dakota	3
Hawaii	2	Tennessee	26
Idaho	9	Texas	120
Illinois	49	Utah	15
Indiana	22	Vermont	3
Iowa	11	Virginia	48
Kansas	12	Washington	36
Kentucky	11	West Virginia	3
Louisiana	21	Wisconsin	16
Maine	8	Wyoming	2
Maryland	23	District of Columbia	3
Massachusetts	43	Puerto Rico	3
Michigan	43	Alberta, Canada	13
Minnesota	15	British Columbia, Canada	12
Mississippi	7	Manitoba, Canada	1
Missouri	22	New Brunswick, Canada	2
Montana	9	Newfoundland and Labrador, Canada	1
Nebraska	8	Nova Scotia, Canada	2
Nevada	15	Ontario, Canada	26
New Hampshire	15	Prince Edward Island, Canada	1
New Jersey	93	Saskatchewan, Canada	2
New Mexico	9	Total	1,533

The Company leases substantially all of its existing stores. The leases provide for original lease terms that generally range from 10 to 15 years and most leases provide for a series of five year renewal options, often at increased rents. The Company evaluates leases on an ongoing basis which may lead to renegotiated lease provisions, including rent and term duration, during renewal options, or the possible relocation or closing of stores. The Company expects to close a minimum of approximately 40 stores in fiscal 2019, unless it is able to negotiate more favorable lease terms with its landlords. Certain leases provide for scheduled rent increases (which, in the case of fixed increases, the Company accounts for on a straight-line basis over the committed lease term, beginning when the Company obtains possession of the premises) and/or for contingent rent (based upon store sales exceeding stipulated amounts).
The Company has distribution facilities, which ship merchandise to stores and customers, totaling approximately 7.2 million square feet consisting of three owned and 16 leased facilities.
As of March 2, 2019, the Company has approximately 940,000 square feet within 23 leased and owned facilities for procurement and corporate office functions. In addition, the Company has four locations, totaling approximately 7,500 square feet, which are utilized primarily for sales related functions for its institutional sales segment.
ITEM 3 – LEGAL PROCEEDINGS
The District Attorney's office for the County of Ventura, California, together with District Attorneys for other counties in California (together, the "District Attorneys"), recently concluded an investigation regarding the management and disposal at the Company's stores in California of certain materials that may be deemed hazardous or universal waste under California law. On March 19, 2019, the District Attorneys provided the Company with a settlement demand that included a proposed civil penalty, reimbursement of investigation costs, and certain injunctive relief, including modifications to the Company's existing compliance program, which already includes associate training, on-going review of disposal rules applicable to various product categories, and specialized third-party disposal. The Company is working with the District Attorneys towards a resolution of this matter and has recorded an accrual for the estimated probable loss for this matter as of March 2, 2019. While no assurance can be given as to its ultimate outcome, the Company does not believe that the final resolution of this matter will have a material effect on the Company's consolidated financial position, results of operations or liquidity.
The Company is party to various legal proceedings arising in the ordinary course of business, which the Company does not believe to be material to the Company’s consolidated financial position, results of operations or liquidity.
ITEM 4 – MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on The Nasdaq Global Select Market under the symbol BBBY. On March 30, 2019, there were approximately 5,200 shareholders of record of the common stock (without including individual participants in nominee security position listings). On March 29, 2019, the last reported sale price of the common stock was $16.99.
During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. During fiscal 2018 and 2017, total cash dividends of $86.3 million and $80.9 million were paid, respectively. Subsequent to the end of the fourth quarter of fiscal 2018, on April 10, 2019, the Company’s Board of Directors declared a quarterly dividend increase to $0.17 per share to be paid on July 16, 2019 to shareholders of record at the close of business on June 14, 2019. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors.
Since 2004 through the end of fiscal 2018, the Company has repurchased approximately $10.6 billion of its common stock through share repurchase programs. The Company’s purchases of its common stock during the fourth quarter of fiscal 2018 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
December 2, 2018 - December 29, 2018	209,600	$12.09	209,600	$1,411,246,888
December 30, 2018 - January 26, 2019	908,600	$14.31	908,600	$1,398,244,105
January 27, 2019 - March 2, 2019	4,046,800	$15.33	4,046,800	$1,336,216,128
Total	5,165,000	$15.02	5,165,000	$1,336,216,128
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
Stock Price Performance Graph
The graph shown below compares the performance of the Company’s common stock with that of the S&P 500 Index, the S&P Specialty Retail Index and the S&P Retail Composite Index over the same period (assuming the investment of $100 in the Company’s common stock and each of the three Indexes on March 1, 2014, and the reinvestment of dividends, if any).

ITEM 6 – SELECTED FINANCIAL DATA.

Consolidated Selected Financial Data	Fiscal Year Ended (1)
(in thousands, except per share and selected operating data)	March 2, 2019	March 3, 2018 (2)	February 25, 2017 (3)	February 27, 2016	February 28, 2015

Statement of Operations Data:

Net sales	$12,028,797	$12,349,301	$12,215,757	$12,103,887	$11,881,176

Gross profit	4,103,980	4,443,015	4,576,350	4,620,310	4,619,779

Operating (loss) profit (8)	(87,135)	761,321	1,135,210	1,414,903	1,554,293

Net (loss) earnings	(137,224)	424,858	685,108	841,489	957,474

Net (loss) earnings per share - Diluted	$(1.02)	$3.04	$4.58	$5.10	$5.07

Dividends declared per share (6)	$0.64	$0.60	$0.50	$—	$—

Selected Operating Data:

Number of stores open (at period end)	1,533	1,552	1,546	1,530	1,513

Total square feet
of store space (at period end)	43,132,000	43,681,000	43,619,000	43,274,000	43,041,000

Percentage (decrease) increase in comparable sales (4)	(1.1%)	(1.3%)	(0.6)%	1.0%	2.4%

Comparable sales (in 000's) (4)	$11,604,110	$11,813,092	$11,701,042	$11,722,973	$11,517,454

Balance Sheet Data (at period end):

Working capital	$1,832,340	$1,805,393	$1,559,400	$1,757,282	$1,933,647

Total assets	6,570,541	7,040,806	6,822,655	6,487,677	6,749,665

Long-term sale/leaseback and capital lease
obligations	103,983	105,614	107,136	109,274	106,948

Long-term debt (5)	1,487,934	1,492,078	1,491,603	1,491,137	1,490,672

Shareholders' equity (6) (7)	$2,560,331	$2,888,628	$2,719,277	$2,559,540	$2,743,190
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
(5) On July 17, 2014, the Company issued $300 million aggregate principal amount of 3.749% senior unsecured notes due August 1, 2024, $300 million aggregate principal amount of 4.915% senior unsecured notes due August 1, 2034 and $900 million aggregate principal amount of 5.165% senior unsecured notes due August 1, 2044. In fiscal 2018, the Company purchased and retired $4.6 million of senior unsecured notes due August 1, 2024. Amounts shown are net of unamortized deferred financing costs.
(6) The Company’s Board of Directors declared quarterly dividends of $0.16 per share in each quarter of fiscal 2018, totaling $0.64 per share or approximately $89 million for the fiscal year 2018, $0.15 per share in each quarter of fiscal 2017, totaling $0.60 per share or approximately $86 million for the fiscal year 2017 and $0.125 per share in each quarter of fiscal 2016, totaling $0.50 per share or approximately $76 million for the fiscal year 2016. The Company had not declared any cash dividends in any of the fiscal years prior to fiscal 2016.
(7) In fiscal 2018, 2017, 2016, 2015, and 2014, the Company repurchased approximately $0.148 billion, $0.252 billion, $0.547 billion, $1.101 billion, and $2.251 billion of its common stock, respectively.
(8) Fiscal 2018 operating loss includes non-cash pre-tax goodwill and other impairment charges of $509.9 million.

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
The Company’s mission is to be the trusted expert for the home and heart-felt life events. These include certain life events that evoke strong emotional connections such as getting married, moving to a new home, having a baby, going to college and decorating a room, which the Company supports through its wedding and baby registries, mover and student life programs, and its design consultation services.

To advance its mission, the Company is executing on a comprehensive plan to transform its business and position the Company for long-term success. The strategic focus of the transformational initiatives include: product assortment, shopping experience, services and solutions, and operational excellence. The Company’s ongoing efforts to implement and execute on these organization-wide foundational initiatives are intended to drive four key strategic objectives including mid-and-long-term revenue growth, near-term and ongoing gross margin improvements, near-term and ongoing selling, general and administrative expenses ("SG&A) improvements, and current and sustainable world-class operational support.
The integration of retail store and customer facing digital channels allows the Company to provide its customers with a seamless shopping experience. In-store purchases are primarily fulfilled from that store’s inventory, or may also be shipped to a customer from one of the Company’s distribution facilities, a vendor, or another store. Purchases, including web and mobile, can be shipped to a customer from the Company’s distribution facilities, directly from vendors, or from a store. The Company’s customers can also choose to pick up online orders in a store, as well as return online purchases to a store. Customers can also make purchases through one of the Company’s customer contact centers and in-store through The Beyond Store, the Company’s proprietary, web-based platform. These capabilities allow the Company to better serve customers across various channels.
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
The results of operations for the fiscal year ended March 3, 2018 include Decorist since the date of acquisition, March 6, 2017. The results of operations for the fiscal year ended February 25, 2017 include One Kings Lane since the date of acquisition, June 13, 2016, and PMall since the date of acquisition, November 23, 2016.

The following represents an overview of the Company’s financial performance for the periods indicated:

•
Net sales in fiscal 2018 (fifty-two weeks) decreased approximately 2.6% to $12.029 billion; net sales in fiscal 2017 (fifty-three weeks) increased approximately 1.1% to $12.349 billion over net sales of $12.216 billion in fiscal 2016 (fifty-two weeks).

•
Comparable sales in fiscal 2018 (fifty-two weeks) decreased by approximately 1.1%, as compared to a decrease of approximately 1.3% for fiscal 2017 (fifty-three weeks) and a decrease of approximately 0.6% for fiscal 2016 (fifty-two weeks). Comparable sales percentages are calculated based on an equivalent number of weeks in each annual period. For fiscal 2018 and fiscal 2017, comparable sales consummated through customer facing digital channels continued the trend of year over year strong growth, while comparable sales consummated in-store declined in the mid-single-digit percentage range from the corresponding period in the prior year.

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

•	Gross profit for fiscal 2018 was $4.104 billion or 34.1% of net sales, compared with $4.443 billion or 36.0% of net sales for fiscal 2017 and $4.576 billion or 37.5% of net sales for fiscal 2016.

•	SG&A for fiscal 2018 were $3.681 billion or 30.6% of net sales, compared with $3.682 billion or 29.8% of net sales for fiscal 2017 and $3.441 billion or 28.2% of net sales for fiscal 2016.

•	Goodwill and other impairments for fiscal 2018 were $509.9 million or 4.2% of net sales. There were no goodwill and other impairments in fiscal 2017 or fiscal 2016.

•	Interest expense, net was $69.5 million, $65.7 million, and $69.6 million in fiscal 2018, 2017 and 2016, respectively.

•	The effective tax rate was 12.4%, 38.9%, and 35.7% for fiscal years 2018, 2017 and 2016, respectively.
For fiscal 2018, 2017 and 2016, the effective tax rate included net benefits of approximately $12.1 million, net expense of approximately $7.1 million which included the impacts of the comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), enacted by the U.S. government on December 22, 2017 and net benefits of approximately $18.5 million, respectively. The effective tax rates for fiscal 2018, 2017 and 2016 included net benefits due to the recognition of favorable discrete federal and state tax items.
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
Additionally in fiscal 2017, the effective tax rate included the effect of the adoption of Accounting Standards Update 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Share-Based Payment Accounting, (“ASU 2016-09, Stock Compensation”), which increased the effective tax rate by approximately 1.4%. The effective rate also included approximately 1.9% of favorable tax benefits occurring during fiscal 2017.

•
For the fiscal year ended March 2, 2019 (fifty-two weeks), net loss per diluted share was $(1.02) ($(137.2) million) and included the unfavorable impact of approximately $3.07 per diluted share from goodwill and other impairments. For the fiscal year ended March 3, 2018 (fifty-three weeks), net earnings per diluted share was $3.04 ($424.9 million) and for the fiscal year ended February 25, 2017 (fifty-two weeks), net earnings per diluted share was $4.58 ($685.1 million).

For the fiscal year ended March 2, 2019, the decrease in net earnings per diluted share is a result of the decrease in net earnings due to the items described above, partially offset by the impact of the Company's repurchase of its common stock.
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
Capital expenditures for fiscal 2018, 2017, and 2016 were $325.4 million, $375.8 million and $373.6 million, respectively. Approximately 60% of the current year capital expenditures were for technology projects, including investments in the Company’s digital capabilities, and the development and deployment of new systems and equipment in its stores. The remaining capital expenditures were primarily related to new store openings and investments in existing stores.
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
During fiscal 2018, the Company opened a total of 17 new stores and closed 37 stores. The Company plans to continue to actively manage its real estate portfolio in order to permit store sizes, layouts, locations and offerings to evolve over time to optimize market profitability and will renovate or reposition stores within markets when appropriate. Over the past several years, the Company’s pace of its store openings has slowed, and the Company has increased the number of store closings. The Company expects to close a minimum of approximately 40 stores in fiscal 2019, unless it is able to negotiate more favorable lease terms with its landlords. These expected closures are primarily Bed Bath & Beyond stores. In fiscal 2019, the Company expects to open approximately 15 new stores. Additionally, the Company expects to continue to invest in technology related projects, including the deployment of new systems and equipment in its stores, enhancements to the Company’s customer facing digital channels, ongoing investment in its data warehouse and data analytics and the continued deployment of a new point of sale system.
During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. During fiscal 2018, 2017 and 2016, total cash dividends of $86.3 million, $80.9 million and $55.6 million were paid, respectively. Subsequent to the end of the fourth quarter of fiscal 2018, on April 10, 2019, the Company’s Board of Directors declared a quarterly dividend increase to $0.17 per share to be paid on July 16, 2019 to shareholders of record at the close of business on June 14, 2019. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors.
During fiscal 2018, 2017 and 2016, the Company repurchased 9.1 million, 8.0 million, and 12.3 million shares, respectively, of its common stock at a total cost of approximately $148.1 million, $252.4 million and $547.0 million, respectively. The Company’s share repurchase program may be influenced by several factors, including business and market conditions. The Company reviews its alternatives with respect to its capital structure on an ongoing basis.

RESULTS OF OPERATIONS
The following table sets forth for the periods indicated (i) selected statement of operations data of the Company expressed as a percentage of net sales and (ii) the percentage change in dollar amounts from the prior year in selected statement of operations data:

	Fiscal Year Ended
	Percentage of Net Sales			Percentage Change from Prior Year
	March 2, 2019	March 3, 2018	February 25, 2017	March 2, 2019	March 3, 2018
Net sales	100.0%	100.0%	100.0%	(2.6)%	1.1%

Cost of sales	65.9	64.0	62.5	0.2	3.5

Gross profit	34.1	36.0	37.5	(7.6)	(2.9)

Selling, general and administrative expenses	30.6	29.8	28.2	—	7.0

Goodwill and other impairments	4.2	—	—	100.0	—

Operating (loss) profit	(0.7)	6.2	9.3	(111.4)	(32.9)

Interest expense, net	0.6	0.5	0.6	5.8	(5.6)

(Loss) earnings before provision for income taxes	(1.3)	5.6	8.7	(122.5)	(34.7)

(Benefit) provision for income taxes	(0.2)	2.2	3.1	(107.2)	(28.8)

Net (loss) earnings	(1.1)	3.4	5.6	(132.3)	(38.0)
Net Sales
Since fiscal 2017 was a fifty-three week year, fiscal 2018 started one calendar week later than fiscal 2017. The comparable sales calendar compares the same calendar weeks.
Net sales in fiscal 2018 (fifty-two weeks) decreased $320.5 million to $12.029 billion, representing a decrease of 2.6% compared to $12.349 billion of net sales in fiscal 2017 (fifty-three weeks), which increased $133.5 million or 1.1% over the $12.216 billion of net sales in fiscal 2016 (fifty-two weeks). For fiscal 2018, the decrease was attributable to one less week in sales compared to fiscal 2017 and a decrease in comparable sales. For fiscal 2017, the increase was attributable to an increase of approximately 1.8% due to the fifty-third week and approximately 0.8% in the Company’s non-comparable sales, partially offset by a decrease of approximately 1.5% in comparable sales, adjusted to compare fifty-two weeks to fifty-two weeks.
The decrease in comparable sales for fiscal 2018 (fifty-two weeks) was approximately 1.1% as compared with a decrease of approximately 1.3% for fiscal 2017 (fifty-three weeks). Comparable sales percentages are calculated based on an equivalent number of weeks in each annual period. The decrease in comparable sales for fiscal 2018 and 2017 was due to a decrease in the number of transactions in stores, partially offset by an increase in the average transaction amount.
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
For fiscal 2018 and 2017, comparable sales consummated through customer facing digital channels continued the trend of year over year strong growth, while comparable sales consummated in-store declined in the mid-single-digit percentage range from the corresponding period in the prior year.
Comparable sales represented $11.604 billion, $11.813 billion, and $11.701 billion of net sales for fiscal 2018, 2017 and 2016, respectively. Comparable sales dollars are calculated based on an equivalent number of weeks in each annual period.
Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise accounted for approximately 35.4%, 35.5%, and 36.8% of net sales in fiscal 2018, 2017, and 2016, respectively, of which the Company estimates that bed linens accounted for approximately 11% of net sales in fiscal 2018, 2017, and 2016. The remaining net sales in fiscal 2018, 2017, and 2016 of 64.6%, 64.5%, and 63.2%, respectively, represented sales of home furnishings. No other individual product category accounted for 10% or more of net sales during fiscal 2018, 2017, and 2016.
Gross Profit
Gross profit in fiscal 2018, 2017, and 2016 was $4.104 billion or 34.1% of net sales, $4.443 billion or 36.0% of net sales, and $4.576 billion or 37.5% of net sales, respectively. The decrease in the gross profit margin as a percentage of net sales between fiscal 2018 and 2017 was primarily attributed to, in order of magnitude: an increase in coupon expense, resulting from an increase in the average coupon amount partially offset by a decrease in the number of redemptions; a decrease in merchandise margin; and an increase in net direct to customer shipping expense. The decrease in the gross profit margin as a percentage of net sales between fiscal 2017 and 2016 was primarily attributed to, in order of magnitude: a decrease in merchandise margin; an increase in coupon expense, resulting from increases in redemptions and the average coupon amount; and an increase in net direct to customer shipping expense.
In addition, the Company is investing in the lifetime value of its customers through its annual Beyond Plus membership and College Savings Pass programs. The richer benefits of these programs, including twenty percent off entire purchase and free shipping, are realized immediately upon sale and had, and will continue to have, an impact on the Company's gross margin during the period of increasing enrollment. The Beyond Plus membership fee of $29 is currently amortized over the one-year membership period. The Company estimated that the impact of these programs reduced gross margin as a percentage of net sales by approximately 40 basis points for fiscal 2018.
Selling, General and Administrative Expenses
SG&A was $3.681 billion or 30.6% of net sales in fiscal 2018, $3.682 billion or 29.8% of net sales in fiscal 2017, and $3.441 billion or 28.2% of net sales in fiscal 2016. The percentage of net sales increase in SG&A between fiscal 2018 and 2017 was primarily attributable to an increase in technology expenses, including related depreciation. The percentage of net sales increase in SG&A between fiscal 2017 and 2016 was primarily attributable to, in order of magnitude: an increase in payroll and payroll related items (including salaries and store management restructuring charges); an increase in advertising expenses, due in part to the growth in digital advertising; and an increase in technology expenses and related depreciation.
Goodwill and other impairments
Goodwill and other impairments were $509.9 million in fiscal 2018. Goodwill impairments were $325.2 million, tradename impairments were $161.7 million and long-lived assets impairments were $23.0 million. The non-cash pre-tax goodwill impairment charges were primarily the result of a sustained decline in the Company's market capitalization. There were no goodwill or other impairments in fiscal 2017.
Operating (Loss) Profit
Operating loss for fiscal 2018 was $87.1 million or 0.7% of net sales and operating profit was $761.3 million or 6.2% of net sales for fiscal 2017, and $1.135 billion or 9.3% of net sales in fiscal 2016. The change in operating (loss) profit as a percentage of net sales between fiscal 2018 and 2017 were the result of the reductions in gross profit margin, the increase in SG&A as a percentage of net sales and goodwill and other impairments as described above. The change in operating profit as a percentage of net sales between fiscal 2017 and 2016 were result of the reductions in gross profit margin and the increases in SG&A as a percentage of net sales as described above.
The Company believes operating margin, as a percentage of net sales, in fiscal 2019 will be in range of 3.4% to 3.8%, as it continues to focus on its ongoing initiatives and the review of its overall expense structure across the organization.
Interest Expense, net
Interest expense, net was $69.5 million, $65.7 million, and $69.6 million in fiscal 2018, 2017 and 2016, respectively. For fiscal 2018, 2017 and 2016, interest expense, net primarily related to interest on the senior unsecured notes issued in July 2014. Included in interest expense, net was an expense of $2.7 million for fiscal 2018, and net benefits of $13.3 million and $11.5 million for fiscal 2017 and fiscal 2016, respectively, related to changes in the Company’s nonqualified deferred compensation plan (“NQDC”) investments. These favorable changes were fully offset by corresponding unfavorable changes in the NQDC liability recorded in SG&A and resulted in no net impact to the consolidated statement of earnings.
Income Taxes
The effective tax rate was 12.4% for fiscal 2018, 38.9% for fiscal 2017, and 35.7% for fiscal 2016. For fiscal 2018, 2017 and 2016, the effective tax rate included net benefits of approximately $12.1 million, net expense of approximately $7.1 million which included the impacts of the Tax Act and net benefits of approximately $18.5 million, respectively. The effective tax rates for fiscal 2018, 2017 and 2016 included net benefits due to the recognition of favorable discrete federal and state tax items.
The Company’s effective tax rate for fiscal 2017 included a net increase of approximately 1.5%, resulting from the Tax Act. The fiscal 2017 effective tax rate also included the effect of the adoption of ASU 2016-09, Stock Compensation, which increased the effective tax rate by approximately 1.4%. The adoption of the standard did not affect the Company’s cash outflows for income taxes. Additionally, the fiscal 2017 effective rate included approximately 1.9% of net benefits primarily due to the recognition of favorable discrete federal and state tax items.
Potential volatility in the effective tax rate from year to year may occur as the Company is required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.
GROWTH
The Company has undertaken significant change to adapt to the dynamic retail environment and the evolving needs of its customers to improve its competitive position. To support this change, the Company appointed new leaders to bring expertise in the areas of data analytics, supply chain, customer fulfillment, merchandising, life stages, e-commerce, portfolio management and information technology. As a result, the Company believes that it has the necessary management depth to drive growth.
The Company's ongoing transformation plan is expected to improve mid-and-long-term revenue growth, enhance gross and operating margins and create sustainable shareholder value. The strategic focus of the plan includes product assortment, shopping experience, services and solutions, and operational excellence, and the key financial objectives are: mid-and-long-term revenue growth; near-term and ongoing gross margin improvements; near-term and ongoing SG&A improvements; and current and sustainable world-class operational support.

The continued growth of the Company is dependent, in part, upon the Company’s ability to execute its transformation strategy successfully.
From the beginning of fiscal 1992 to the end of fiscal 2018, the Company has grown from 34 stores to 1,533 stores, plus its interactive platforms, including websites and applications, and distribution facilities. Total store square footage, net of openings and closings, grew from approximately 0.9 million square feet at the beginning of fiscal 1992 to approximately 43.1 million square feet at the end of fiscal 2018, and included 17 store openings and 37 closures during fiscal 2018. In fiscal 2019, the Company expects company-wide to open approximately 15 new stores, and close a minimum of approximately 40 stores, unless it can negotiate more favorable lease terms with landlords. Over the past several years, sales from the Company’s customer facing digital channels have continued to experience strong growth.
As of March 2, 2019, the Company had distribution facilities totaling approximately 7.2 million square feet, supporting the growth of its customer facing digital channels as well as its stores and its institutional sales segment.
LIQUIDITY AND CAPITAL RESOURCES

The Company has been able to finance its operations, including its growth and acquisitions, substantially through internally generated funds. The Company ended fiscal 2018 in a strong cash position, which it anticipates maintaining, to provide the Company the flexibility to fund its ongoing initiatives and act upon other opportunities that may arise. As of March 2, 2019, the Company had approximately $1.015 billion in cash and investment securities, an increase of approximately $271 million compared with $744 million as of March 3, 2018. For fiscal 2019, the Company believes that it can continue to finance its operations, including its growth, planned capital expenditures, debt service obligations, cash dividends, and share repurchases, through existing and internally generated funds. In addition, if necessary, the Company could borrow under its $250 million revolving credit facility or the available balances under its lines of credit. Capital expenditures for fiscal 2019 are modeled to be in the range of approximately $350 million to $375 million, subject to the timing and composition of projects. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.
Fiscal 2018 compared to Fiscal 2017
Net cash provided by operating activities in fiscal 2018 was $918.3 million, compared with $859.7 million in fiscal 2017. Year over year, the Company experienced an increase in cash provided by the net components of working capital (primarily prepaid expenses and other current assets, largely due to the prepayment in the prior fiscal year of certain operating expenses associated with tax planning strategies, partially offset by accounts payable) and a decrease in net earnings, as adjusted for non-cash expenses (primarily goodwill and other impairments and deferred income taxes).
Retail inventory, which includes inventory in the Company’s distribution facilities for direct to customer shipments, was approximately $2.6 billion, a decrease of approximately 4.7% compared to retail inventory at March 3, 2018. The Company continues to focus on its inventory optimization strategies.
Net cash used in investing activities in fiscal 2018 was $509.7 million, compared with $674.4 million in fiscal 2017. In fiscal 2018, net cash used in investing activities was primarily due to $325.4 million of capital expenditures and $195.5 million of purchases of investment securities, net of redemptions. In fiscal 2017, net cash used in investing activities was primarily due to $375.8 million of capital expenditures and $292.5 million of purchases of investment securities.
Net cash used in financing activities for fiscal 2018 was $238.6 million, compared with $323.4 million in fiscal 2017. The decrease in net cash used in financing activities was primarily due to a decrease in common stock repurchases of $104.4 million partially offset by a decrease in proceeds from the exercise of stock options.
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
Other Fiscal 2018 Information
At March 2, 2019, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of August 30, 2019 and February 23, 2020, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During fiscal 2018, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

On November 14, 2017, the Company replaced its existing $250 million five year senior unsecured revolving credit facility agreement with various lenders with a new $250 million five year senior unsecured revolving credit facility agreement ("Revolver") with various lenders maturing November 14, 2022. The new Revolver has essentially the same terms and requirements as the prior revolving credit facility agreement. For fiscal 2018 and 2017, the Company did not have any borrowings under the Revolver.
Between December 2004 and September 2015, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $11.950 billion of its common stock. Since 2004 through the end of fiscal 2018, the Company has repurchased approximately $10.6 billion of its common stock through share repurchase programs. The Company has approximately $1.3 billion remaining of authorized share repurchases as of March 2, 2019. The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company’s share repurchase program could change, and would be influenced by several factors, including business and market conditions.
During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. During fiscal 2018 and 2017, total cash dividends of $86.3 million and $80.9 million were paid, respectively. Subsequent to the end of the fourth quarter of fiscal 2018, on April 10, 2019, the Company’s Board of Directors declared a quarterly dividend increase to $0.17 per share to be paid on July 16, 2019 to shareholders of record at the close of business on June 14, 2019. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors.
The Company has contractual obligations consisting mainly of principal and interest related to the senior unsecured notes, operating leases for stores, offices, distribution facilities and equipment, purchase obligations, long-term sale/leaseback and capital lease obligations and other long-term liabilities which the Company is obligated to pay as of March 2, 2019 as follows:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior unsecured notes (1)	$1,495,377	$—	$—	$—	$1,495,377
Interest on senior unsecured notes (1)	1,474,822	72,304	144,608	144,608	1,113,302
Operating lease obligations (2)	2,771,196	609,613	968,963	576,450	616,170
Purchase obligations (3)	942,296	942,296	—	—	—
Long-term sale/leaseback and capital lease obligations(4)	311,763	10,401	20,848	20,931	259,583
Other long-term liabilities (5)	439,183	—	—	—	—

Total Contractual Obligations	$7,434,637	$1,634,614	$1,134,419	$741,989	$3,484,432
(1)  On July 17, 2014, the Company issued $300 million aggregate principal amount of 3.749% senior unsecured notes due August 1, 2024, $300 million aggregate principal amount of 4.915% senior unsecured notes due August 1, 2034 and $900 million aggregate principal amount of 5.165% senior unsecured notes due August 1, 2044. In fiscal 2018, the Company purchased and retired $4.6 million of senior unsecured notes due August 1, 2024.
(2)  The amounts presented represent the future minimum lease payments under non-cancelable operating leases.  In addition to minimum rent, certain of the Company's leases require the payment of additional costs for insurance, maintenance and other costs.  These additional amounts are not included in the table of contractual commitments as the timing and/or amounts of such payments are not known.  As of March 2, 2019, the Company has leased sites for 14 new or relocated locations planned for opening in fiscal 2018 or 2019, for which aggregate minimum rental payments over the term of the leases are approximately $101.5 million and are included in the table above.
(3)  Purchase obligations primarily consist of purchase orders for merchandise.
(4)  Long-term sale/leaseback and capital lease obligations represent future minimum lease payments under the sale/leaseback and capital lease agreements.
(5)  Other long-term liabilities are primarily comprised of income taxes payable, deferred rent, workers' compensation and general liability reserves and various other accruals and are recorded as Deferred Rent and Other Liabilities and Income Taxes Payable in the consolidated balance sheet as of March 2, 2019.  The amounts associated with these other long-term liabilities have been reflected only in the Total Column in the table above as the timing and / or amount of any cash payment is uncertain.
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
Impairment of Long-Lived Assets: The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. In fiscal 2018, the Company recorded a $23.0 million non-cash pre-tax impairment charge within goodwill and other impairments in the consolidated statement of operations for certain store-level assets. There were no impairments to long-lived assets in fiscal 2017 or 2016. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.
Goodwill and Other Indefinite Lived Intangible Assets: The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually as of the end of the fiscal year or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, projecting future cash flows, determining appropriate discount rates and terminal growth rates, and other assumptions, to estimate the fair value of goodwill and indefinite lived intangible assets. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results. In addition, sustained declines in the Company's stock price and related market capitalization could impact key assumptions in the overall estimated fair values of its reporting units and could result in non-cash impairment charges that could be material to the Company's consolidated balance sheet or result of operations. Prior to March 2, 2019, the Company has not historically recorded an impairment to its goodwill and other indefinite lived intangible assets.
As of March 2, 2019, the Company completed a quantitative impairment analysis of goodwill related to its reporting units by comparing the fair value of a reporting unit with its carrying amount. The Company performed a discounted cash flow analysis and market multiple analysis for each reporting unit. Based upon the analysis performed, the Company recognized goodwill impairment charges of $285.1 million and $40.1 million for the North American Retail and Institutional Sales reporting units, respectively. The non-cash pre-tax impairment charges were primarily the result of a sustained decline in the Company's market capitalization.
Other indefinite lived intangible assets were recorded as a result of acquisitions and primarily consist of tradenames. The Company values its tradenames using a relief-from-royalty approach, which assumes the value of the tradename is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the tradename and instead licensed the tradename from another company. As of March 2, 2019, for certain other indefinite lived intangible assets, the Company completed a quantitative impairment analysis by comparing the fair value of the tradenames to their carrying value and recognized a non-cash pre-tax tradename impairment charge of $161.7 million, within goodwill and other impairments in the consolidated statement of operations, for certain of the tradenames within the North American Retail reporting unit. As of March 2, 2019, for the remaining other indefinite lived intangibles assets, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these other indefinite lived assets did not exceed their carrying values and concluded no such events or circumstances existed which would require an impairment test be performed. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.
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
FORWARD-LOOKING STATEMENTS
This Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements related to future, not past, events. In this context, forward-looking statements often address the Company’s expected future business, financial performance and financial condition, and often contain words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, goal, and similar words and phrases. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment; consumer preferences, spending habits and adoption of new technologies; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; civil disturbances and terrorist acts; unusual weather patterns and natural disasters; competition from existing and potential competitors across all channels; pricing pressures; liquidity; the ability to achieve anticipated cost savings, and to not exceed anticipated costs, associated with organizational changes and investments; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise and other costs and expenses; potential supply chain disruption due to trade restrictions, political instability, labor disturbances, product recalls, financial or operational instability of suppliers or carriers, and other items; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s plans for new stores; the ability to establish and profitably maintain the appropriate mix of digital and physical presence in the markets it serves; the ability to assess and implement technologies in support of the Company’s development of its omnichannel capabilities; uncertainty in financial markets; volatility in the price of the Company’s common stock and its effect, and the effect of other factors, on the Company’s capital allocation strategy; the impact of goodwill and intangible asset impairments; disruptions to the Company’s information technology systems including but not limited to security breaches of systems protecting consumer and employee information or other types of cybercrimes or cybersecurity attacks; reputational risk arising from challenges to the Company’s or a third party product or service supplier’s compliance with various laws, regulations or standards, including those related to labor, health, safety, privacy or the environment; reputational risk arising from third-party merchandise or service vendor performance in direct home delivery or assembly of product for customers; changes to statutory, regulatory and legal requirements, including without limitation proposed changes affecting international trade, changes to, or new, tax laws or interpretation of existing tax laws; new, or developments in existing, litigation, claims or assessments; changes to, or new, accounting standards; foreign currency exchange rate fluctuations; the integration of acquired businesses; and potential continuing uncertainty arising in connection with the announced intention by certain shareholders to seek control of the Company's Board of Directors. The Company does not undertake any obligation to update its forward-looking statements.
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 2, 2019, the Company’s investments include cash and cash equivalents of approximately $509.0 million, short-term investment securities of $485.8 million and long term investments in auction rate securities of approximately $19.9 million at weighted average interest rates of 1.49%, 2.43% and 2.75%, respectively. The book value of these investments is representative of their fair values.
The Company’s senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of March 2, 2019, the fair value of the senior unsecured notes was $1.157 billion, which is based on quoted prices in active markets for identical instruments compared to the carrying value of approximately $1.495 billion.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following are included herein:

1)	Consolidated Balance Sheets as of March 2, 2019 and March 3, 2018

2)	Consolidated Statements of Operations for the fiscal years ended March 2, 2019, March 3, 2018, and February 25, 2017

3)	Consolidated Statements of Comprehensive (Loss) Income for the fiscal years ended March 2, 2019, March 3, 2018, and February 25, 2017

4)	Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 2, 2019, March 3, 2018, and February 25, 2017

5)	Consolidated Statements of Cash Flows for the fiscal years ended March 2, 2019, March 3, 2018, and February 25, 2017

6)	Notes to Consolidated Financial Statements

7)	Reports of Independent Registered Public Accounting Firm

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)

	March 2, 2019	March 3, 2018
Assets
Current assets:
Cash and cash equivalents	$508,971	$346,140
Short term investment securities	485,799	378,039
Merchandise inventories	2,618,922	2,730,874
Prepaid expenses and other current assets	296,280	516,025

Total current assets	3,909,972	3,971,078

Long term investment securities	20,010	19,517
Property and equipment, net	1,853,091	1,909,289
Goodwill	391,052	716,283
Other assets	396,416	424,639

Total assets	$6,570,541	$7,040,806

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,094,078	$1,197,504
Accrued expenses and other current liabilities	623,734	633,100
Merchandise credit and gift card liabilities	339,322	335,081
Current income taxes payable	20,498	—

Total current liabilities	2,077,632	2,165,685

Deferred rent and other liabilities	395,409	431,592
Income taxes payable	49,235	62,823
Long term debt	1,487,934	1,492,078

Total liabilities	4,010,210	4,152,178

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued 342,582 and 341,795, respectively; outstanding 132,233 and 140,498 shares, respectively	3,426	3,418
Additional paid-in capital	2,118,673	2,057,975
Retained earnings	11,112,887	11,343,503
Treasury stock, at cost	(10,616,045)	(10,467,972)
Accumulated other comprehensive loss	(58,610)	(48,296)

Total shareholders' equity	2,560,331	2,888,628

Total liabilities and shareholders' equity	$6,570,541	$7,040,806
See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Twelve Months Ended
	March 2, 2019	March 3, 2018	February 25, 2017
Net sales	$12,028,797	$12,349,301	$12,215,757

Cost of sales	7,924,817	7,906,286	7,639,407

Gross profit	4,103,980	4,443,015	4,576,350

Selling, general and administrative expenses	3,681,210	3,681,694	3,441,140

Goodwill and other impairments	509,905	—	—

Operating (loss) profit	(87,135)	761,321	1,135,210

Interest expense, net	69,474	65,661	69,555

(Loss) earnings before provision for income taxes	(156,609)	695,660	1,065,655

(Benefit) provision for income taxes	(19,385)	270,802	380,547

Net (loss) earnings	$(137,224)	$424,858	$685,108

Net (loss) earnings per share - Basic	$(1.02)	$3.05	$4.61
Net (loss) earnings per share - Diluted	$(1.02)	$3.04	$4.58

Weighted average shares outstanding - Basic	134,292	139,238	148,590
Weighted average shares outstanding - Diluted	134,292	139,739	149,708

Dividends declared per share	$0.64	$0.60	$0.50
See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Twelve Months Ended
	March 2, 2019	March 3, 2018	February 25, 2017
Net (loss) earnings	$(137,224)	$424,858	$685,108

Other comprehensive (loss) income:

Change in temporary impairment of auction rate securities, net of taxes	366	95	(351)
Pension adjustment, net of taxes	(482)	2,021	1,710
Currency translation adjustment	(10,198)	(2,548)	6,389
Reclassification due to the adoption of ASU 2018-02	—	(614)	—

Other comprehensive (loss) income	(10,314)	(1,046)	7,748

Comprehensive (loss) income	$(147,538)	$423,812	$692,856
See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at February 27, 2016	337,613	$3,377	$1,884,813	$10,394,865	(180,923)	$(9,668,517)	$(54,998)	$2,559,540

Net earnings				685,108				685,108

Other comprehensive loss, net of tax							7,748	7,748

Dividend declared				(76,083)				(76,083)

Shares sold under employee stock option plans, net of taxes	634	6	15,700					15,706

Issuance of restricted shares, net	1,102	11	(11)					—

Payment and vesting of performance stock units	180	1	(1)					—

Stock-based compensation expense, net			74,114					74,114

Director fees paid in stock	4		166					166

Repurchase of common stock, including fees					(12,336)	(547,022)		(547,022)
Balance at February 25, 2017	339,533	3,395	1,974,781	11,003,890	(193,259)	(10,215,539)	(47,250)	2,719,277

Net earnings				424,858				424,858

Other comprehensive income, net of tax				614			(1,046)	(432)

Dividend declared				(85,859)				(85,859)

Shares sold under employee stock option plans, net of taxes	359	4	10,157					10,161

Issuance of restricted shares, net	1,575	16	(16)					—

Payment and vesting of performance stock units	321	3	(3)					—

Stock-based compensation expense, net			72,904					72,904

Director fees paid in stock	7		152					152

Repurchase of common stock, including fees					(8,038)	(252,433)		(252,433)
Balance at March 3, 2018	341,795	3,418	2,057,975	11,343,503	(201,297)	(10,467,972)	(48,296)	2,888,628

Net earnings				(137,224)				(137,224)

Other comprehensive loss, net of tax							(10,314)	(10,314)

Effect of Adoption of ASU 2014-09				(4,221)				(4,221)

Dividend declared				(89,171)				(89,171)

Issuance of restricted shares, net	320	3	(3)					—

Payment and vesting of performance stock units	464	5	(5)					—

Stock-based compensation expense, net			60,657					60,657

Director fees paid in stock	3	—	49					49

Repurchase of common stock, including fees					(9,052)	(148,073)		(148,073)
Balance at March 2, 2019	342,582	$3,426	$2,118,673	$11,112,887	(210,349)	$(10,616,045)	$(58,610)	$2,560,331
See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Twelve Months Ended
	March 2, 2019	March 3, 2018	February 25, 2017
Cash Flows from Operating Activities:
Net (loss) earnings	$(137,224)	$424,858	$685,108
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	338,825	313,107	290,914
Gain on sale of building	(29,690)	—	—
Gain on debt extinguishment	(412)	—	—
Goodwill and other impairments	509,905	—	—
Stock-based compensation	58,514	70,510	71,911
Deferred income taxes	(104,089)	175,351	24,878
Other	(814)	(69)	(1,032)
Decrease (increase) in assets, net of effect of acquisitions:
Merchandise inventories	106,928	176,672	(38,493)
Trading investment securities	86,277	(16,036)	(18,780)
Other current assets	269,186	(258,853)	(18,464)
Other assets	218	(4,754)	(14,480)
(Decrease) increase in liabilities, net of effect of acquisitions:
Accounts payable	(90,657)	13,210	49,458
Accrued expenses and other current liabilities	(77,147)	80,375	(8,586)
Merchandise credit and gift card liabilities	16,016	25,510	11,390
Income taxes payable	8,360	(64,941)	(8,307)
Deferred rent and other liabilities	(35,918)	(75,251)	17,754

Net cash provided by operating activities	918,278	859,689	1,043,271

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	(734,424)	(292,500)	—
Redemption of held-to-maturity investment securities	538,925	—	86,240
Capital expenditures	(325,366)	(375,793)	(373,574)
Proceeds from sale of a building	11,183	—	—
Investment in unconsolidated joint venture	—	—	(3,318)
Payment for acquisitions, net of cash acquired	—	(6,119)	(201,277)

Net cash used in investing activities	(509,682)	(674,412)	(491,929)

Cash Flows from Financing Activities:

Payment of dividends	(86,287)	(80,877)	(55,612)
Repurchase of common stock, including fees	(148,073)	(252,433)	(547,022)
Payment of senior notes	(4,224)	—	—
Proceeds from exercise of stock options	—	10,313	20,424
Payment of other liabilities	—	(434)	—

Net cash used in financing activities	(238,584)	(323,431)	(582,210)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7,181)	(4,035)	3,624

Net increase (decrease) in cash, cash equivalents and restricted cash	162,831	(142,189)	(27,244)

Cash, cash equivalents and restricted cash:

Beginning of period	367,140	509,329	536,573
End of period	$529,971	$367,140	$509,329
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Bed Bath & Beyond Inc. and Subsidiaries

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

A.	Nature of Operations
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
The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under U.S. generally accepted accounting principles and therefore is not a reportable segment. Net sales outside of the U.S. for the Company were not material for fiscal 2018, 2017, and 2016. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

B.	Fiscal Year
The Company’s fiscal year is comprised of the 52 or 53-week period ending on the Saturday nearest February 28th. Accordingly, fiscal 2018 and fiscal 2016 represented 52 weeks and ended on March 2, 2019 and February 25, 2017, respectively. Fiscal 2017 represented 53 weeks and ended March 3, 2018.

C.	Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company accounts for its investment in the joint venture under the equity method.
The fiscal 2017 and 2016 consolidated statements of cash flows were revised to include restricted cash due to the adoption of the Financial Accounting Standards Board ("FASB"), Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash in fiscal 2018.
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

E.	Recent Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 requires, on a prospective basis, recognition of excess tax benefits and tax deficiencies (resulting from an increase or decrease in the fair value of an award from grant date to the vesting or exercise date) in the provision for income taxes as a discrete item in the period in which they occur. The ASU also changes the classification of excess tax benefits from a financing activity to an operating activity in the Company’s consolidated statements of cash flows. In addition, ASU 2016-09 allows companies to make an accounting policy election to either estimate expected forfeitures or account for them as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company adopted ASU 2016-09 during the first quarter of fiscal 2017. During the fiscal year ended March 3, 2018, the Company recognized in income tax expense discrete tax expenses of $13.0 million related to tax deficiencies. Additionally, the Company elected to account for forfeitures as an estimate of the number of awards that are expected to vest, which is consistent with its accounting policy prior to adoption of ASU 2016-09. The Company adopted the provisions of ASU 2016-09 related to changes in the consolidated statements of cash flows on a retrospective basis. As such, excess tax benefits are now classified as an operating activity in the Company’s Consolidated Statements of Cash Flows instead of as a financing activity. As a result, excess tax benefits of $1.5 million for the twelve months February 25, 2017 were reclassified from financing activities to operating activities. ASU 2016-09 also requires that the value of shares withheld from employees upon vesting of stock awards in order to satisfy any applicable tax withholding requirements is presented within financing activities in the Company’s Consolidated Statements of Cash Flows, which is consistent with the Company’s historical presentation, and therefore had no impact to the Company.
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

	Twelve months ended March 2, 2019
(In thousands)	As Reported	Balances Without Adoption of ASU 2014-09	Impact of Adoption Increase/(Decrease)

Net sales	$12,028,797	$12,038,964	$(10,167)
Cost of sales	7,924,817	7,960,335	(35,518)
Gross profit	4,103,980	4,078,629	25,351
Selling, general and administrative expenses	3,681,210	3,657,157	24,053
Goodwill and other impairments	509,905	509,905	—
Operating (loss) profit	(87,135)	(88,433)	1,298
Interest expense, net	69,474	69,474	—
(Loss) earnings before provision for income taxes	(156,609)	(157,907)	1,298
(Benefit) provision for income taxes	(19,385)	(19,696)	311
Net (loss) earnings	$(137,224)	$(138,211)	$987
Net (loss) earnings per share - Diluted	$(1.02)	$(1.03)	$0.01

	March 2, 2019
(In thousands)	As Reported	Balances Without Adoption of ASU 2014-09	Impact of Adoption Increase/(Decrease)

Assets
Merchandise inventories	$2,618,922	$2,620,679	$(1,757)
Prepaid expenses and other current assets	296,280	253,431	42,849

Liabilities and Shareholders' Equity
Accrued expenses and other current liabilities	$623,734	$566,902	$56,832
Merchandise credit and gift card liabilities	339,322	350,567	(11,245)
Retained earnings	11,112,887	11,116,121	(3,234)
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
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure the amount of impairment loss, if any, under the second step of the current goodwill impairment test. Under the update, the goodwill impairment loss would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance in the fourth quarter of fiscal 2018 and performed its annual goodwill impairment test in accordance with ASU 2017-04, which resulted in a non-cash pre-tax goodwill impairment charge of $325.2 million.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires entities to include restricted cash with cash and cash equivalents when reconciling the beginning-of -period and end-of period total amounts presented in the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard in fiscal 2018 on a retrospective basis, which did not result in a material impact the Company's consolidated statements of cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity's leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. In July 2018, the FASB approved an amendment to the new guidance that allows companies the option of using the effective date of the new standard as the initial application (at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period) and to recognize the effects of applying the new ASU as a cumulative effect adjustment to the opening balance sheet or retained earnings. Based on the effective dates, the Company will adopt the new guidance at the beginning of the first quarter of fiscal 2019 using the new transition election to not restate comparative periods. The Company will elect the package of practical expedients upon adoption, which permits the Company to not reassess under the new standard the Company's prior conclusions about lease identification, lease classification, and initial direct costs. In addition, the Company will elect not to separate lease and non-lease components for all real estate leases and does not expect to elect the hindsight practical expedient. Lastly, the Company expects to elect a short-term lease exception policy, permitting it to exclude the recognition requirements of this standard from leases with initial terms of 12 months or less. Upon adoption, the Company expects to recognize right-of-use assets of approximately $1.8 billion to $2.2 billion and operating lease liabilities of approximately $2.0 billion to $2.4 billion on its consolidated balance sheet, with no significant change to its consolidated statements of operations or cash flows. In addition, the actual right-of-use asset amount will depend on the finalization of any impairment of the right-of-use assets, which is currently being reviewed by the Company and this adjustment will be recorded as a cumulative-effect adjustment to retained earnings upon adoption.

F.	Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $92.9 million and $95.6 million as of March 2, 2019 and March 3, 2018, respectively.

G.	Investment Securities
Investment securities consist primarily of U.S. Treasury Bills with remaining maturities of less than one year and auction rate securities, which are securities with interest rates that reset periodically through an auction process. The U.S. Treasury Bills are classified as short term held-to-maturity securities and are stated at their amortized cost which approximates fair value. Auction rate securities are classified as available-for-sale and are stated at fair value, which had historically been consistent with cost or par value due to interest rates which reset periodically, typically every 7, 28 or 35 days. As a result, there generally were no cumulative gross unrealized holding gains or losses relating to these auction rate securities. However, beginning in mid-February 2008 due to market conditions, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities, and affect their estimated fair values at March 2, 2019 and March 3, 2018, but do not affect the underlying collateral of the securities. (See “Fair Value Measurements,” Note 4 and “Investment Securities,” Note 5). All income from these investments is recorded as interest income.
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

H.	Inventory Valuation
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

I.	Property and Equipment
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
The cost of maintenance and repairs is charged to earnings as incurred; significant renewals and betterments are capitalized. Maintenance and repairs amounted to $132.4 million, $125.7 million, and $131.6 million for fiscal 2018, 2017 and 2016, respectively.

J.	Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. In fiscal 2018, the Company recorded a $23.0 million non-cash pre-tax impairment charge within goodwill and other impairments in the consolidated statement of operations for certain store-level assets. There were no impairments to long-lived assets in fiscal 2017 or 2016. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

K.	Goodwill and Other Indefinite Lived Intangible Assets
The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually as of the end of the fiscal year or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, projecting future cash flows, determining appropriate discount rates and terminal growth rates, and other assumptions, to estimate the fair value of goodwill and indefinite lived intangible assets. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results. In addition, sustained declines in the Company's stock price and related market capitalization could impact key assumptions in the overall estimated fair values of its reporting units and could result in non-cash impairment charges that could be material to the Company's consolidated balance sheet or results of operations. Prior to March 2, 2019, the Company has not historically recorded an impairment to its goodwill and other indefinite lived intangible assets.
As of March 2, 2019, the Company completed a quantitative impairment analysis of goodwill related to its reporting units by comparing the fair value of a reporting unit with its carrying amount. The Company performed a discounted cash flow analysis and market multiple analysis for each reporting unit. Based upon the analysis performed, the Company recognized non-cash pre-tax goodwill impairment charges of $285.1 million and $40.1 million for the North American Retail and Institutional Sales reporting units, respectively. The non-cash pre-tax impairment charges were primarily the result of a sustained decline in the Company's market capitalization.
Other indefinite-lived intangible assets were recorded as a result of acquisitions and primarily consist of tradenames. The Company values its tradenames using a relief-from-royalty approach, which assumes the value of the tradename is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the tradename and instead licensed the tradename from another company. As of March 2, 2019, for certain other indefinite lived intangible assets, the Company completed a quantitative impairment analysis by comparing the fair value of the tradenames to their carrying value and recognized a non-cash pre-tax tradename impairment charge of $161.7 million, within goodwill and other impairments in the consolidated statement of operations, for certain of the tradenames within the North American Retail reporting unit. As of March 2, 2019, for the remaining other indefinite lived intangibles assets, the Company assessed qualitative factors in order to determine wither any events and circumstances existed which indicated that it was more likely than not that the fair value of these other indefinite lived assets did not exceed their carrying values and concluded no such events or circumstances existed which would require an impairment test be performed. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.
Included within other assets in the accompanying consolidated balance sheets as of March 2, 2019 and March 3, 2018, respectively, are $143.8 million and $305.4 million for indefinite lived tradenames and trademarks.

L.	Self Insurance
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

M.	Deferred Rent
The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the term of the lease beginning as of the date the Company obtained possession of the leased premises. Deferred rent amounted to $75.2 million and $81.6 million as of March 2, 2019 and March 3, 2018, respectively.
Cash or lease incentives (“tenant allowances”) received pursuant to certain store leases are recognized on a straight-line basis as a reduction to rent over the lease term. The unamortized portion of tenant allowances is included in deferred rent and other liabilities. The unamortized portion of tenant allowances amounted to $127.4 million and $133.4 million as of March 2, 2019 and March 3, 2018, respectively.

N.	Shareholders’ Equity
The Company has authorization to make repurchases of its common shares from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.
Between December 2004 and September 2015, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $11.950 billion of its shares of common stock. Since 2004 through the end of fiscal 2018, the Company has repurchased approximately $10.6 billion of its common stock through share repurchase programs. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock and performance stock unit awards.
During fiscal 2018, the Company repurchased approximately 9.1 million shares of its common stock at a total cost of approximately $148.1 million. During fiscal 2017, the Company repurchased approximately 8.0 million shares of its common stock at a total cost of approximately $252.4 million. During fiscal 2016 the Company repurchased approximately 12.3 million shares of its common stock at a total cost of approximately $547.0 million. The Company has approximately $1.3 billion remaining of authorized share repurchases as of March 2, 2019.
During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. During fiscal 2018 and 2017, total cash dividends of $86.3 million and $80.9 million were paid, respectively. Subsequent to the end of the fourth quarter of fiscal 2018, on April 10, 2019, the Company’s Board of Directors declared a quarterly dividend increase to $0.17 per share to be paid on July 16, 2019 to shareholders of record at the close of business on June 14, 2019. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors.
Cash dividends, if any, are accrued as a liability on the Company’s consolidated balance sheets and recorded as a decrease to additional paid-in capital when declared.

O.	Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The Company’s investment securities consist primarily of U.S. Treasury securities, which are stated at amortized cost, and auction rate securities, which are stated at their approximate fair value. The book value of the financial instruments, excluding the Company’s long term debt, is representative of their fair values (See “Fair Value Measurements,” Note 4). The fair value of the Company’s long term debt is approximately $1.157 billion as of March 2, 2019, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.495 billion.

P.	Revenue Recognition
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
Revenues from gift cards, gift certificates and merchandise credits are recognized when redeemed. Gift cards have no provisions for reduction in the value of unused card balances over defined time periods and have no expiration dates. In fiscal 2018, the Company recognized net sales for gift card and merchandise credit redemptions of approximately $126.3 million which were included in merchandise credit and gift card liabilities on the consolidated balance sheet as of March 3, 2018.
Sales returns are provided for in the period that the related sales are recorded based on historical experience. Although the estimate for sales returns has not varied materially from historical provisions, actual experience could vary from historical experience in the future if the level of sales return activity changes materially. In the future, if the Company concludes that an adjustment is required due to material changes in the returns activity, the liability for estimated returns and the corresponding right of return asset will be adjusted accordingly. As of March 2, 2019, the liability for estimated returns of $90.4 million is included in accrued expenses and other current liabilities and the corresponding right of return asset for merchandise of $53.4 million is included in prepaid expenses and other current assets.
The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 35.4% and 64.6% of net sales, respectively, for fiscal 2018, 35.5% and 64.5% of net sales, respectively, for fiscal 2017 and 36.8% and 63.2% of net sales, respectively, for fiscal 2016.

Q.	Cost of Sales
Cost of sales includes the cost of merchandise, buying costs and costs of the Company’s distribution network including inbound freight charges, distribution facility costs, receiving costs, internal transfer costs and shipping and handling costs.

R.	Vendor Allowances
The Company receives allowances from vendors in the normal course of business for various reasons including direct cooperative advertising, purchase volume and reimbursement for other expenses. Annual terms for each allowance include the basis for earning the allowance and payment terms, which vary by agreement. All vendor allowances are recorded as a reduction of inventory cost, except for direct cooperative advertising allowances which are specific, incremental and identifiable. The Company recognizes purchase volume allowances as a reduction of the cost of inventory in the quarter in which milestones are achieved. Advertising costs were reduced by direct cooperative allowances of $37.0 million, $38.5 million, and $37.4 million for fiscal 2018, 2017, and 2016, respectively.

S.	Store Opening, Expansion, Relocation and Closing Costs
Store opening, expansion, relocation and closing costs, including markdowns, asset residual values and projected occupancy costs, are charged to earnings as incurred.

T.	Advertising Costs
Prior to fiscal 2018, expenses associated with direct response advertising were expensed over the period in which the sales were expected to occur, generally five to eight weeks. Beginning in fiscal 2018, due to the adoption of ASU 2014-09, advertising expense related to direct response advertising are expensed on the first day of the direct response advertising event. All other expenses associated with store advertising are charged to earnings as incurred. Net advertising costs amounted to$463.2 million, $444.4 million, and $381.1 million for fiscal 2018, 2017, and 2016, respectively.

U.	Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards, stock options and performance stock units. The Company’s restricted stock awards are considered nonvested share awards.

V.	Income Taxes
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
Stock-based awards of approximately 8.2 million, 8.0 million, and 4.4 million shares were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive for fiscal 2018, 2017, and 2016, respectively.
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

As of March 2, 2019, the Company’s financial assets utilizing Level 1 inputs include short term trading investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 5).

5.	INVESTMENT SECURITIES
The Company’s investment securities as of March 2, 2019 and March 3, 2018 are as follows:

(in millions)	March 2, 2019	March 3, 2018
Available-for-sale securities:
Long term	$19.9	$19.4

Trading securities:
Short term	—	86.3

Held-to-maturity securities:
Short term	485.8	291.7
Total investment securities	$505.7	$397.4
Auction Rate Securities
As of March 2, 2019 and March 3, 2018, the Company’s long term available-for-sale investment securities represented approximately $20.3 million par value of auction rate securities, consisting of preferred shares of closed end municipal bond funds, less temporary valuation adjustments of approximately $0.4 million and $0.9 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings.
U.S. Treasury Securities
As of March 2, 2019, the Company’s short term held-to-maturity securities included approximately $485.8 million of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation). As of March 3, 2018, the Company had $291.7 short term held-to-maturity securities.
Trading Investment Securities
The Company’s trading investment securities, which are provided as investment options to the participants of the nonqualified deferred compensation plan, are stated at fair market value (See “Employee Benefit Plans,” Note 11). The value of these trading investment securities included in the table above was approximately $86.3 million as of March 3, 2018.
6. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

(in thousands)	March 2, 2019	March 3, 2018
Land and buildings	$587,684	$588,115
Furniture, fixtures and equipment	1,469,835	1,409,157
Leasehold improvements	1,623,015	1,543,452
Computer equipment and software	1,659,589	1,500,199
	5,340,123	5,040,923

Less: Accumulated depreciation	(3,487,032)	(3,131,634)
Property and equipment, net	$1,853,091	$1,909,289

7. LONG TERM DEBT
Senior Unsecured Notes
On July 17, 2014, the Company issued $300 million aggregate principal amount of 3.749% senior unsecured notes due August 1, 2024 (the “2024 Notes”), $300 million aggregate principal amount of 4.915% senior unsecured notes due August 1, 2034 (the “2034 Notes”) and $900 million aggregate principal amount of 5.165% senior unsecured notes due August 1, 2044 (the “2044 Notes” and, together with the 2024 Notes and the 2034 Notes, the “Notes”). Interest on the Notes is payable semi-annually on February 1 and August 1 of each year. In fiscal 2018, the Company purchased and retired $4.6 million of senior unsecured notes due August 1, 2024.
The Notes were issued under an indenture (the “Base Indenture”), as supplemented by a first supplemental indenture (together, with the Base Indenture, the “Indenture”), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of March 2, 2019.
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
Revolving Credit Agreement
On November 14, 2017, the Company replaced its existing $250 million five year senior unsecured revolving credit facility agreement with various lenders with a new $250 million five year senior unsecured revolving credit facility agreement ("Revolver") with various lenders maturing November 14, 2022. The new Revolver has essentially the same terms and requirements as the prior revolving credit facility agreement. For fiscal 2018 and 2017, the Company did not have any borrowings under the Revolver.
Borrowings under the Revolver accrue interest at either (1) a fluctuating rate equal to the greater of the prime rate, as defined in the Revolver, the Federal Funds Rate plus 0.50%, or one-month LIBOR plus 1.0% and, in each case, plus an applicable margin based upon the Company’s leverage ratio which is calculated quarterly, (2) a periodic fixed rate equal to LIBOR plus an applicable margin based upon the Company’s leverage ratio which is calculated quarterly or (3) an agreed upon fixed rate. In addition, a commitment fee is assessed, which is included in interest expense, net in the consolidated statement of operations. The Revolver contains customary affirmative and negative covenants and also requires the Company to maintain a maximum leverage ratio. The Company was in compliance with all covenants related to the Revolver as of March 2, 2019.
Deferred financing costs associated with the Notes and the current and former Revolvers of approximately $10.5 million were capitalized. In the accompanying consolidated balance sheets, the deferred financing costs are included in long term debt, net of amortization, for the Notes and are included in other assets, net of amortization, for the Revolver. These deferred financing costs for the Notes and the Revolver are being amortized over the term of each of the Notes and the term of the Revolver and such amortization is included in interest expense, net in the consolidated statement of operations. Interest expense related to the Notes and the Revolver, including the commitment fee and the amortization of the deferred financing costs, was approximately $73.0 million, $74.4 million, and $73.4 million for fiscal 2018, 2017 and 2016, respectively.
Lines of Credit
At March 2, 2019, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of August 30, 2019 and February 23, 2020, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During fiscal 2018 and 2017, the Company did not have any direct borrowings under the uncommitted lines of credit. As of March 2, 2019, there was approximately $18.8 million of outstanding letters of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates. In addition, as of March 2, 2019, the Company maintained unsecured standby letters of credit of $47.0 million, primarily for certain insurance programs.

8.	PROVISION FOR INCOME TAXES
On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act significantly revised the U.S. tax code by, among other things, (i) reducing the federal corporate income tax rate, effective January 1, 2018, from 35% to 21%, (ii) imposing a one-

time transition tax on earnings of foreign subsidiaries deemed to be repatriated and (iii) implementing a modified territorial tax system.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 118 ("SAB 118"). This update provided guidance on income tax accounting implications under the Tax Act. SAB 118 addressed the application of GAAP to situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and allows companies to record provisional amounts during a remeasurement period not to exceed one year after the enactment date while the accounting impact remains under analysis.
The Company has reasonably estimated the impact of the Tax Act in its fiscal 2017 provision for income taxes in accordance with its interpretation of the Tax Act and available guidance. The Tax Act resulted in a net unfavorable tax impact of approximately $10.5 million recorded in the fiscal fourth quarter of 2017.
As of December 22, 2018, the Company completed its review of the previously recorded provisional amounts related to the Tax Act and recorded an immaterial favorable adjustment to these amounts during fiscal 2018. The provisional amounts were related to the remeasurement of the Company’s net deferred tax assets and the transition tax on accumulated foreign earnings, which collectively totaled approximately $26.8 million as of March 3, 2018.
The components of the provision for income taxes are as follows:

	FISCAL YEAR ENDED
(in thousands)	March 2, 2019	March 3, 2018	February 25, 2017
Current:
Federal	$61,721	$82,044	$313,571
State and local	22,995	13,554	42,101
	84,716	95,598	355,672

Deferred:
Federal	(83,576)	157,057	20,295
State and local	(20,525)	18,147	4,580
	(104,101)	175,204	24,875
	$(19,385)	$270,802	$380,547

At March 2, 2019 and March 3, 2018, included in other assets is a net deferred income tax asset of $115.1 million and $11.0 million, respectively. These amounts represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities consist of the following:

(in thousands)	March 2, 2019	March 3, 2018
Deferred tax assets:
Inventories	$24,292	$26,657
Deferred rent and other rent credits	42,147	47,893
Insurance	23,300	22,274
Stock-based compensation	16,097	23,690
Nonqualified deferred compensation plan	6,771	19,671
Merchandise credits and gift card liabilities	43,630	36,793
Accrued expenses	26,550	29,557
Obligations on distribution facilities	26,618	26,210
Carryforwards and other tax credits	48,115	48,221
Other	26,400	28,972

Deferred tax liabilities:
Depreciation	(132,120)	(125,067)
Goodwill	(3,337)	(54,254)
Intangibles	(19,414)	(55,091)
Prepaid expenses	(854)	(52,723)
Other	(13,115)	(11,778)
	$115,080	$11,025
At March 2, 2019, the Company has federal net operating loss carryforwards of $3.4 million (tax effected), which will begin expiring in 2025, state net operating loss carryforwards of $3.5 million (tax effected), which will expire between 2018 and 2031, California state enterprise zone credit carryforwards of $2.2 million (tax effected), which will expire in 2023, but require taxable income in the enterprise zone to be realizable.
The Company has not established a valuation allowance for the net deferred tax asset as it is considered more likely than not that it is realizable through a combination of future taxable income and the deductibility of future net deferred tax liabilities.
The following table summarizes the activity related to the gross unrecognized tax benefits from uncertain tax positions:

(in thousands)	March 2, 2019	March 3, 2018
Balance at beginning of year	$75,443	$76,415

Increase related to current year positions	6,490	11,437
Increase related to prior year positions	2,822	4,128
Decrease related to prior year positions	(6,128)	(1,823)
Settlements	(2,338)	(1,448)
Lapse of statute of limitations	(14,352)	(13,266)

Balance at end of year	$61,937	$75,443
Gross unrecognized tax benefits are classified in non-current income taxes payable (or a contra deferred tax asset) on the consolidated balance sheet for uncertain tax positions taken (or expected to be taken) on a tax return. As of March 2, 2019 and March 3, 2018, approximately $61.9 million and $75.4 million, respectively, of gross unrecognized tax benefits would impact the Company’s effective tax rate. As of March 2, 2019 and March 3, 2018, the liability for gross unrecognized tax benefits included approximately $8.3 million and $9.6 million, respectively, of accrued interest. The Company recorded a decrease of interest of approximately $0.9 million for the fiscal year ended March 2, 2019 and an increase of approximately $1.5 million for the fiscal year ended March 3, 2018 for gross unrecognized tax benefits in the consolidated statement of earnings.
The Company anticipates that any adjustments to gross unrecognized tax benefits which will impact income tax expense, due to the expiration of statutes of limitations, could be approximately $4 million in the next twelve months. However, actual results could differ from those currently anticipated.
As of March 2, 2019, the Company operated in all 50 states, the District of Columbia, Puerto Rico, Canada and several other international countries and files income tax returns in the United States and various state, local and international jurisdictions. The Company is currently under examination by the Internal Revenue Service for the tax year 2015. The Company is open to examination for state, foreign and local jurisdictions with varying statutes of limitations, generally ranging from three to five years.
For fiscal 2018, the effective tax rate is comprised of the federal statutory income tax rate of 21.00%, the State income tax rate, net of federal benefit, of 1.38%, provision for uncertain tax positions of 7.24%, the impact of the Tax Act of 2.70%, the impact of goodwill non-deductible impairment charges of 18.64%, the impact of tax deficiencies related to stock-based compensation of 6.48%, the impact of various tax credits of 4.53% and other income taxes benefits of 3.41%. For fiscal 2017, the effective tax rate is comprised of the federal statutory income tax rate of 32.66%, the State income tax rate, net of federal benefit, of 4.12%, the net impact of the Tax Act of 3.86%, provision for uncertain tax positions of 0.32%, the impact of tax deficiencies related to stock-based compensation of 1.39%, the benefit of various tax credits of 0.96% and other income tax benefits of 2.46%. For fiscal 2016, the effective tax rate is comprised of the federal statutory income tax rate of 35.00%, the State income tax rate, net of federal benefit, of 3.25%, provision for uncertain tax positions of 0.28%, the benefit of various tax credits of 0.64% and other income tax benefits of 2.18%.

9.	TRANSACTIONS AND BALANCES WITH RELATED PARTIES
In fiscal 2002, the Company had an interest in certain life insurance policies on the lives of its Co-Founders and their spouses. The Company’s interest in these policies was equivalent to the net premiums paid by the Company. The agreements relating to the Company’s interest in the life insurance policies on the lives of its Co-Founders and their spouses were terminated in fiscal 2003. Upon termination in fiscal 2003, the Co-Founders paid to the Company $5.4 million, representing the total amount of premiums paid by the Company under the agreements and the Company was released from its contractual obligation to make substantial future premium payments. In order to confer a benefit to its Co-Founders in substitution for the aforementioned terminated agreements, the Company has agreed to pay to the Co-Founders, at a future date, an aggregate amount of $4.2 million, which is included in accrued expenses and other current liabilities as of March 2, 2019 and March 3, 2018.
On January 27, 2017, the Company acquired certain assets including the brand, website and certain intellectual property assets and assumed certain contractual obligations of Chef Central, a retailer of kitchenware, cookware and homeware items catering to cooking and baking enthusiasts. Ron Eisenberg, the son of Warren Eisenberg, the Company’s Co-Founder, was the founder and owner of Chef Central, and joined the Company as an employee to build Chef Central branded stores or departments. Mr. Eisenberg brought more than 30 years of specialty retail experience and the transaction also added knowledgeable and talented associates to the Company with great culinary retailing expertise. Warren Eisenberg recused himself from Board of Director deliberations relating to the transaction (See “Acquisitions,” Note 3).
On April 21, 2019, Warren Eisenberg and Leonard Feinstein transitioned to the role of Co-Founders and Co-Chairmen Emeriti of the Board of Directors of the Company. As a result of this transition, Mr. Eisenberg and Mr. Feinstein ceased to be officers of the Company effective as of April 21, 2019.

10.	LEASES
The Company leases retail stores, as well as distribution facilities, offices and equipment, under agreements expiring at various dates through 2041. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial in fiscal 2018, 2017, and 2016), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.
As of March 2, 2019, future minimum lease payments under non-cancelable operating leases were as follows:

(in thousands)	Operating Leases
Fiscal Year:
2019	$609,613
2020	534,055
2021	434,908
2022	334,587
2023	241,863
Thereafter	616,170
Total future minimum lease payments	$2,771,196
Expenses for all operating leases were $593.3 million, $614.1 million, and $582.2 million for fiscal 2018, 2017, and 2016, respectively.
As of March 2, 2019 and March 3, 2018, the capital lease obligations were approximately $3.8 million and $4.5 million, respectively, for which the current and long-term portions are included within accrued expenses and other current liabilities and deferred rent and other liabilities, respectively, in the consolidated balance sheet. Monthly minimum lease payments are accounted for as principal and interest payments. Interest expense for all capital leases was $0.3 million, $0.3 million, and $0.4 million for fiscal 2018, 2017, and 2016, respectively. The minimum capital lease payments, including interest, by fiscal year are: $0.9 million in fiscal 2019, $0.8 million in fiscal 2020, $0.7 million in fiscal 2021, $0.6 million in fiscal 2022, $0.6 million in fiscal 2023 and $1.0 million thereafter.
The Company has financing obligations, related to two sale/leaseback agreements, which approximated the discounted fair value of the minimum lease payments, had a residual fair value at the end of the lease term and are being amortized over the term of the respective agreements, including option periods, of 32 and 37 years. As of March 2, 2019 and March 3, 2018, the sale/leaseback financing obligations were approximately $101.7 million and $102.5 million, respectively, for which the current and long-term portions are included within accrued expenses and other current liabilities and deferred rent and other liabilities, respectively, in the consolidated balance sheet. Monthly lease payments are accounted for as principal and interest payments (at approximate annual interest rates of 7.2% and 10.6%). These sale/leaseback financing obligations, excluding the residual fair value at the end of the lease term, mature as follows: $0.8 million in fiscal 2019, $0.9 million in fiscal 2020, $0.9 million in fiscal 2021, $1.0 million in fiscal 2022, $1.0 million in fiscal 2023 and $75.4 million thereafter.

11.	EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
The Company has three defined contribution savings plans covering all eligible employees of the Company (“the Plans”). Participants of the Plans may defer annual pre-tax compensation subject to statutory and Plan limitations. In addition, a certain percentage of an employee’s contributions are matched by the Company and vest over a specified period of time, subject to certain statutory and Plan limitations. The Company’s match was approximately $15.5 million, $16.4 million, and $15.2 million for fiscal 2018, 2017, and 2016, respectively, which was expensed as incurred.
Nonqualified Deferred Compensation Plan
On December 27, 2017, the Company terminated its nonqualified deferred compensation plan (“NQDC”). After December 27, 2017, no participant deferrals were accepted and all balances were to be liquidated more than 12 months but less than 24 months after December 27, 2017. During fiscal 2018, all participants balances were liquidated and disbursed to those participants.
The Company’s NQDC was for the benefit of employees who are defined by the Internal Revenue Service as highly compensated. Participants of the NQDC were able to defer annual pre-tax compensation subject to statutory and plan limitations. In addition, a certain percentage of an employee’s contributions may have been matched by the Company and vested over a specified period of time, subject to certain plan limitations. The Company’s match was approximately $0.6 million, $0.6 million, and $0.5 million in fiscal 2018, 2017, and 2016, respectively, which was expensed as incurred.
Changes in the fair value of the trading securities related to the NQDC and the corresponding change in the associated liability are included within interest income and selling, general and administrative expenses respectively, in the consolidated statements of earnings. Historically, these changes have resulted in no net impact to the consolidated statements of earnings.
Defined Benefit Plan

The Company has a non-contributory defined benefit pension plan for the CTS employees, hired on or before July 31, 2003, who meet specified age and length-of-service requirements. The benefits are based on years of service and the employee’s compensation up until retirement. The Company recognizes the overfunded or underfunded status of the pension plan as an asset or liability in its statement of financial position and recognizes changes in the funded status in the year in which the changes occur. For the years ended March 2, 2019, March 3, 2018 and February 25, 2017, the net periodic pension cost was not material to the Company’s results of operations. The Company has a $1.6 million asset, which is included in other assets as of March 2, 2019 and $14.3 million liability, which is included in deferred rent and other liabilities as of March 3, 2018. In addition, as of March 2, 2019 and March 3, 2018, the Company recognized a loss of $3.7 million, net of taxes of $1.3 million, and a loss of $3.2 million, net of taxes of $1.1 million, respectively, within accumulated other comprehensive loss.

12.	COMMITMENTS AND CONTINGENCIES

The District Attorney's office for the County of Ventura, California, together with District Attorneys for other counties in California (together, the “District Attorneys"), recently concluded an investigation regarding the management and disposal at the Company's stores in California of certain materials that may be deemed hazardous or universal waste under California law. On March 19, 2019, the District Attorneys provided the Company with a settlement demand that included a proposed civil penalty, reimbursement of investigation costs, and certain injunctive relief, including modifications to the Company's existing compliance program, which already includes associate training, on-going review of disposal rules applicable to various product categories, and specialized third-party disposal. The Company is working with the District Attorneys towards a resolution of this matter and has recorded an accrual for the estimated probable loss for this matter as of March 2, 2019. While no assurance can be given as to its ultimate outcome, the Company does not believe that the final resolution of this matter will have a material effect on the Company’s consolidated financial position, results of operations or liquidity.
The Company maintains employment agreements with its Co-Founders. Under these agreements, the Co-Founders could at any time elect senior status (i.e., to be continued to be employed to provide non-line executive consultative services). On May 11, 2017, the Co-Founders notified the Company that they elected to commence their Senior Status Period, effective May 21, 2017. The Co-Founders are entitled to a base salary, termination payments, postretirement benefits and other terms and conditions of employment, pursuant to the senior status provisions of these employment agreements. On April 21, 2019, Warren Eisenberg and Leonard Feinstein transitioned to the role of Co-Founders and Co-Chairmen Emeriti of the Board of Directors of the Company.  As a result of this transition, Mr. Eisenberg and Mr. Feinstein ceased to be officers of the Company effective as of April 21, 2019, and became entitled to the payments and benefits provided under their employment agreements that apply in the case of a termination without cause, which generally include continued senior status payments until May 2027 and continued participation for the Co-Founders (and their spouses, if applicable) at the Company’s expense, in medical, dental, hospitalization and life insurance and in all other employee plans and programs in which the Co-Founders (or their family) were participating as of the date of termination and other or additional benefits in accordance with the applicable plans and programs until the earlier of death of the survivor of the Co-Founder and his spouse or the date(s) he receives equivalent coverage and benefits from a subsequent employer.  In addition, the Co-Founders are entitled to supplemental pension payments specified in their employment agreements until the death of the survivor of the Co-Founder and his spouse, reduced by the continued senior status payments referenced in the foregoing sentence.

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
The Company paid income taxes of $61.3 million, $203.9 million, and $364.4 million in fiscal 2018, 2017, and 2016, respectively. In addition, the Company had interest payments of approximately $81.4 million, $81.3 million, and $81.4 million in fiscal 2018, 2017, and 2016, respectively.
The Company recorded an accrual for capital expenditures of $51.7 million, $63.7 million, and $59.0 million as of March 2, 2019, March 3, 2018 and February 25, 2017, respectively. In addition, the Company recorded an accrual for dividends payable of $28.3 million and $25.5 million as of March 2, 2019 and March 3, 2018, respectively. The Company did not declare any dividends prior to fiscal 2016. In fiscal 2018, the Company recorded a $31.1 million note receivable in connection with the sale of a building.

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
Stock-based compensation expense for the fiscal year ended March 2, 2019, March 3, 2018 and February 25, 2017 was approximately $58.5 million ($51.3 million after tax or $0.38 per diluted share), $70.5 million ($43.1 million after tax or $0.31 per diluted share), and approximately $71.9 million ($46.3 million after tax or $0.31 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the years ended March 2, 2019 and March 3, 2018 was approximately $2.3 million and $2.4 million, respectively.
Incentive Compensation Plans
The Company currently grants awards under the Bed Bath & Beyond 2018 Incentive Compensation Plan (the “2018 Plan”), which includes an aggregate of 4.6 million shares of common stock authorized for issuance of awards permitted under the 2018 Plan, including stock options, stock appreciation rights, restricted stock awards, performance awards and other stock based awards. The 2018 Plan supplements the Bed Bath & Beyond 2012 Incentive Compensation Plan (the "2012 Plan"), which amended and restated the Bed Bath & Beyond 2004 Incentive Compensation Plan (the “2004 Plan”). The 2012 Plan includes an aggregate of 43.2 million common shares authorized for issuance of awards permitted under the 2012 Plan (similar to the 2018 Plan). Outstanding awards that were covered by the 2004 Plan continue to be in effect under the 2012 Plan.
Similar to the 2012 Plan, the 2018 Plan is a flexible compensation plan that enables the Company to offer incentive compensation through stock options (whether nonqualified stock options or incentive stock options), restricted stock awards, stock appreciation rights, performance awards and other stock based awards, including cash awards. Under the 2018 Plan, grants are determined by the Compensation Committee for those awards granted to executive officers and by an appropriate committee for all other awards granted. Awards of stock options and restricted stock generally vest in five equal annual installments beginning one to three years from the date of grant. Awards of performance stock units generally vest over a period of four years from the date of grant dependent on the Company’s achievement of performance-based tests and subject, in general, to the executive remaining in the Company’s service on specified vesting dates.
The Company generally issues new shares for stock option exercises, restricted stock awards and vesting of performance stock units.
Stock Options
Stock option grants are issued at fair market value on the date of grant and generally become exercisable in either three or five equal annual installments beginning one year from the date of grant for options issued since May 10, 2010, and beginning one to three years from the date of grant for options issued prior to May 10, 2010, in each case, subject, in general to the recipient remaining in the Company’s service on specified vesting dates. Option grants expire eight years after the date of grant. All option grants are nonqualified. As of March 2, 2019, unrecognized compensation expense related to the unvested portion of the Company’s stock options was $10.1 million, which is expected to be recognized over a weighted average period of 2.8 years.
The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	FISCAL YEAR ENDED
Black-Scholes Valuation Assumptions (1)	March 2, 2019	March 3, 2018	February 25, 2017
Weighted Average Expected Life (in years) (2)	6.7	6.7	6.6
Weighted Average Expected Volatility (3)	34.96%	26.49%	26.96%
Weighted Average Risk Free Interest Rates (4)	2.92%	2.17%	1.46%
Expected Dividend Yield (5)	3.80%	1.60%	1.10%
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
(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.
(5) Expected dividend yield is estimated based on anticipated dividend payouts.
Changes in the Company’s stock options for the fiscal year ended March 2, 2019 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	4,241	$55.76
Granted	1,065	16.85
Exercised	—	—
Forfeited or expired	(911)	49.96
Options outstanding, end of period	4,395	47.53
Options exercisable, end of period	2,308	$61.79
The weighted average fair value for the stock options granted in fiscal 2018, 2017, and 2016 was $4.31, $9.50, and $11.87, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of March 2, 2019 was 4.3 years and the aggregate intrinsic value was $0. The weighted average remaining contractual term for options exercisable as of March 2, 2019 was 2.6 years and the aggregate intrinsic value was $0. No stock options were exercised during fiscal 2018. The total intrinsic value for stock options exercised during fiscal 2017 and 2016 was $3.9 million and $9.0 million, respectively.
Restricted Stock
Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock is based solely on time vesting. As of March 2, 2019, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock awards was $99.3 million, which is expected to be recognized over a weighted average period of 4.0 years.
Changes in the Company’s restricted stock for the fiscal year ended March 2, 2019 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	4,311	$48.07
Granted	695	18.08
Vested	(884)	54.14
Forfeited	(375)	41.51
Unvested restricted stock, end of period	3,747	$41.73
Performance Stock Units
Performance stock units (“PSUs”) are issued and measured at fair market value on the date of grant. Vesting of PSUs awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test during a one-year period from the date of grant and during a three-year period from the date of grant and, assuming achievement of the performance-based test, time vesting over periods of up to four years, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. Performance during the one-year period will be based on Earnings Before Interest and Taxes (“EBIT”) margin relative to a peer group of the Company and performance during the three-year period will be based on Return on Invested Capital (“ROIC”) or a combination of EBIT margin and ROIC relative to such peer group. The awards based on EBIT margin and ROIC range from a floor of zero to a cap of 150% of target achievement. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the assumption that 100% of the target award will be achieved. The Company evaluates the target assumption on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of March 2, 2019, unrecognized compensation expense related to the unvested portion of the Company’s performance stock units was $16.3 million, which is expected to be recognized over a weighted average period of 1.7 years.
Changes in the Company’s PSUs for the fiscal year ended March 2, 2019 were as follows:

(Shares in thousands)	Number of Performance Stock Units	Weighted Average Grant-Date Fair Value
Unvested performance stock units, beginning of period	1,352	$46.06
Granted	1,274	16.90
Vested	(492)	50.82
Forfeited	(52)	43.28
Unvested performance stock units, end of period	2,082	$27.16

15.	SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	FISCAL 2018 QUARTER ENDED				FISCAL 2017 QUARTER ENDED
(in thousands, except per share data)	June 2, 2018	September 1, 2018	December 1, 2018	March 2, 2019	May 27, 2017	August 26, 2017	November 25, 2017	March 3, 2018
Net sales	$2,753,667	$2,935,018	$3,032,231	$3,307,881	$2,742,141	$2,936,357	$2,954,539	$3,716,264
Gross profit	964,848	988,561	1,003,710	1,146,861	1,000,115	1,068,559	1,041,061	1,333,280
Operating profit (loss)	81,229	78,858	49,513	(296,735)	147,011	168,847	108,360	337,103
Earnings (loss) before provision for income taxes	64,497	64,247	26,822	(312,175)	130,431	149,681	94,739	320,809
Provision (benefit) for income taxes	20,921	15,608	2,468	(58,382)	55,148	55,451	33,438	126,765
Net earnings (loss)	$43,576	$48,639	$24,354	$(253,793)	$75,283	$94,230	$61,301	$194,044
EPS-Basic (1)	$0.32	$0.36	$0.18	$(1.92)	$0.53	$0.67	$0.44	$1.41
EPS-Diluted (1)	$0.32	$0.36	$0.18	$(1.92)	$0.53	$0.67	$0.44	$1.41
Dividends declared per share	$0.160	$0.160	$0.160	$0.160	$0.150	$0.150	$0.150	$0.150
(1) Net earnings per share ("EPS") amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Bed Bath & Beyond Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries (the Company) as of March 2, 2019 and March 3, 2018, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 2, 2019, and the related notes and the consolidated financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 2, 2019 and March 3, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended March 2, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 2, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 30, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
April 30, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Shareholders and Board of Directors
Bed Bath & Beyond Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Bed Bath & Beyond Inc. and subsidiaries’ (the Company) internal control over financial reporting as of March 2, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 2, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 2, 2019 and March 3, 2018, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 2, 2019, and the related notes and consolidated financial statement schedule, (collectively, the consolidated financial statements), and our report dated April 30, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
April 30, 2019

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
Based on their evaluation as of March 2, 2019, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
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
(b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of March 2, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), released in 2013, Internal Control-Integrated Framework.
Our management has concluded that, as of March 2, 2019, our internal control over financial reporting is effective based on these criteria.
(c) Attestation Report of the Independent Registered Public Accounting Firm
KPMG LLP issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.
(d) Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended March 2, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B – OTHER INFORMATION
None.

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Directors of the Company
Information relative to Directors of the Company is set forth under the section captioned “Election of Directors” in the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders (“the Proxy Statement”) and is incorporated herein by reference.

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
The following table provides certain information as of March 2, 2019 with respect to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	7,187,798	(2)	$47.53	(3)	6,234,083
Equity compensation plans not approved by shareholders	—		—		—
Total (4)	7,187,798	(2)	$47.53	(3)	6,234,083

(1)	These plans consist of the Company’s 2004 Incentive Compensation Plan and the 2012 Incentive Compensation Plan, which amended and restated the 2004 Incentive Compensation Plan.

(2)
This amount includes 2,792,819 shares that may be issued upon the vesting of performance stock units granted under the 2012 Incentive Compensation Plan, which represents the estimated maximum number of shares that may be issued upon the vesting of the performance stock units. This amount also includes 4,394,979 of stock options outstanding.

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

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Consolidated Financial Statements of Bed Bath & Beyond Inc. and subsidiaries are incorporated under Item 8 of this Form 10-K.
(a) (2) Financial Statement Schedules
For the Fiscal Years Ended March 2, 2019, March 3, 2018 and February 25, 2017.
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

3.7	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated July 1, 2009)
3.8	Amended By-Laws of Bed Bath & Beyond Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the Commission on December 28, 2017)
3.9	Amendment to By-Laws of Bed Bath & Beyond Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on April 22, 2019)
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
10.55*
Form of Standard Performance Stock Unit Agreement under 2012 Incentive Compensation Plan (effective 2017) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on June 30, 2017)

10.56*
Form of Performance Stock Unit Agreement under 2012 Incentive Compensation Plan (effective 2017) for Steven H. Temares (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on June 30, 2017)

10.57*
Amendment dated as of November 1, 2017 to Employment Agreement between the Company and Susan Lattmann (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on December 28, 2017)

10.58*
Form of Amendment to Employment Agreement of Matthew Fiorilli and Arthur Stark, dated December 14, 2006 in the case of Mr. Fiorilli and December 22, 2006 in the case of Mr. Stark (incorporated by reference to Exhibit 10.58 to the Company's Form 10-K filed with the Commission on May 2, 2018)

10.59*	Amendment to Employment Agreement of Eugene A. Castagna, dated December 22, 2006 (incorporated by reference to Exhibit 10.58 to the Company's Form 10-K filed with the Commission on May 2, 2018)
10.60*	Amendment to Employment Agreement of Steven H. Temares, dated August 21, 2009 (incorporated by reference to Exhibit 10.58 to the Company's Form 10-K filed with the Commission on May 2, 2018)
10.61*
Voluntary salary waiver between the Company and Steven H. Temares (dated as of May 14, 2018) (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Commission on July 6, 2018)

10.62*	Employment Agreement between the Company and Robyn M. D'Elia (dated as of June 4, 2018) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on June 5, 2018)
10.63*	Bed Bath & Beyond Inc. 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on June 29, 2018)
21**	Subsidiaries of the Company
23**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

______________________________

*	This is a management contract or compensatory plan or arrangement.
**	Filed herewith.
***	This Exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.

ITEM 16 – FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BED BATH & BEYOND INC.
By: /s/ Steven H. Temares
Steven H. Temares
Chief Executive Officer
April 30, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Warren Eisenberg	Director	April 30, 2019
Warren Eisenberg

/s/ Leonard Feinstein	Director	April 30, 2019
Leonard Feinstein

/s/ Steven H. Temares	Chief Executive Officer	April 30, 2019
Steven H. Temares	and Director

/s/ Robyn M. D'Elia	Chief Financial Officer and Treasurer	April 30, 2019
Robyn M. D'Elia	(Principal Financial and Accounting Officer)

/s/ Dean S. Adler	Director	April 30, 2019
Dean S. Adler

/s/ Stanley Barshay	Director	April 30, 2019
Stanley Barshay

/s/ Stephanie Bell-Rose	Director	April 30, 2019
Stephanie Bell-Rose

/s/ Klaus Eppler	Director	April 30, 2019
Klaus Eppler

/s/ Patrick R. Gaston	Director	April 30, 2019
Patrick R. Gaston

/s/ Jordan Heller	Director	April 30, 2019
Jordan Heller

/s/ Victoria A. Morrison	Director	April 30, 2019
Victoria A. Morrison

s/ Johnathan B. Osborne	Director	April 30, 2019
Johnathan B. Osborne

/s/ Virginia P. Ruesterholz	Director	April 30, 2019
Virginia P. Ruesterholz

+Bed Bath & Beyond Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
Fiscal Years Ended March 2, 2019, March 3, 2018 and February 25, 2017
(amounts in millions)

Column A	Column B	Column C	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Income	Additions Charged to Other Accounts		Adjustments and/or Deductions	Balance at End of Period
Sales Returns and Allowance

Year Ended:
March 2, 2019	$41.2	$488.5	$95.5	(1)	$534.7	$90.5
March 3, 2018	45.4	614.9	—		619.1	41.2
February 25, 2017	44.5	666.4	1.6	(2)	667.1	45.4
(1)  Due to the adoption of Financial Accounting Standards Board, Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606).
(2)  Principally due to acquisitions during the fiscal year ended February 25, 2017.