Form 10-Q
period 2019-06-01
BED BATH & BEYOND INC
filed 2019-07-11
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 1, 2019

Commission File Number 0-20214

BED BATH & BEYOND INC.
(Exact name of registrant as specified in its charter)

New York	11-2250488
(State of incorporation)	(IRS Employer Identification No.)

650 Liberty Avenue, Union, New Jersey 07083
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (908) 688-0888
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $.01 par value	BBBY	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)

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

Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of the issuer's Common Stock:

Class	Outstanding at June 1, 2019
Common Stock - $0.01 par value	127,773,766

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	June 1, 2019	March 2, 2019

Assets
Current assets:
Cash and cash equivalents	$700,389	$508,971
Short term investment securities	201,664	485,799
Merchandise inventories	2,540,852	2,618,922
Prepaid expenses and other current assets	254,187	296,280

Total current assets	3,697,092	3,909,972

Long term investment securities	20,677	20,010
Property and equipment, net	1,822,679	1,853,091
Operating lease assets	1,990,963	—
Goodwill	—	391,052
Other assets	456,784	396,416

Total assets	$7,988,195	$6,570,541

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,066,282	$1,094,078
Accrued expenses and other current liabilities	590,087	623,734
Merchandise credit and gift card liabilities	343,087	339,322
Current operating lease liabilities	410,417	—
Current income taxes payable	21,209	20,498

Total current liabilities	2,431,082	2,077,632

Other liabilities	184,242	395,409
Income taxes payable	47,745	49,235
Operating lease liabilities	1,775,081	—
Long term debt	1,488,051	1,487,934

Total liabilities	5,926,201	4,010,210

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—
Common stock - $0.01 par value; authorized - 900,000 shares; issued 343,419 and 342,582, respectively; outstanding 127,774 and 132,233 shares, respectively	3,434	3,426
Additional paid-in capital	2,138,362	2,118,673
Retained earnings	10,679,515	11,112,887
Treasury stock, at cost; 215,645 and 210,349 shares, respectively	(10,697,540)	(10,616,045)
Accumulated other comprehensive loss	(61,777)	(58,610)

Total shareholders' equity	2,061,994	2,560,331

Total liabilities and shareholders' equity	$7,988,195	$6,570,541

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	June 1, 2019	June 2, 2018

Net sales	$2,572,989	$2,753,667

Cost of sales	1,685,810	1,788,819

Gross profit	887,179	964,848

Selling, general and administrative expenses	892,754	883,619

Goodwill and other impairments	401,267	—

Operating (loss) profit	(406,842)	81,229

Interest expense, net	15,898	16,732

(Loss) earnings before provision for income taxes	(422,740)	64,497

(Benefit) provision for income taxes	(51,655)	20,921

Net (loss) earnings	$(371,085)	$43,576

Net (loss) earnings per share - Basic	$(2.91)	$0.32
Net (loss) earnings per share - Diluted	$(2.91)	$0.32

Weighted average shares outstanding - Basic	127,614	135,987
Weighted average shares outstanding - Diluted	127,614	136,601

Dividends declared per share	$0.17	$0.16

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(in thousands, unaudited)

	Three Months Ended
	June 1, 2019	June 2, 2018

Net (loss) earnings	$(371,085)	$43,576

Other comprehensive loss:

Change in temporary impairment of auction rate securities, net of taxes	493	315
Pension adjustment, net of taxes	(27)	136
Currency translation adjustment	(3,633)	(4,130)

Other comprehensive loss	(3,167)	(3,679)

Comprehensive (loss) income	$(374,252)	$39,897

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(in thousands, unaudited)

	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at March 3, 2018	341,795	$3,418	$2,057,975	$11,343,503	(201,297)	$(10,467,972)	$(48,296)	$2,888,628

Net earnings				43,576				43,576

Other comprehensive loss, net of tax							(3,679)	(3,679)

Effect of Adoption of ASU 2014-09				(4,221)				(4,221)

Dividend declared				(22,286)				(22,286)

Issuance of restricted shares, net	383	4	(4)					—

Payment and vesting of performance stock units	464	4	(4)					—

Stock-based compensation expense, net			24,271					24,271

Director fees paid in stock	—	—	—					—

Repurchase of common stock, including fees					(1,214)	(22,110)		(22,110)
Balance at June 2, 2018	342,642	$3,426	$2,082,238	$11,360,572	(202,511)	$(10,490,082)	$(51,975)	$2,904,179

	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at March 2, 2019	342,582	$3,426	$2,118,673	$11,112,887	(210,349)	$(10,616,045)	$(58,610)	$2,560,331

Net loss				(371,085)				(371,085)

Other comprehensive loss, net of tax							(3,167)	(3,167)

Effect of Adoption of ASU 2016-02				(40,700)				(40,700)

Dividend declared				(21,587)				(21,587)

Issuance of restricted shares, net	290	3	(3)					—

Payment and vesting of performance stock units	547	5	(5)					—

Stock-based compensation expense, net			19,697					19,697

Repurchase of common stock, including fees					(5,296)	(81,495)		(81,495)
Balance at June 1, 2019	343,419	$3,434	$2,138,362	$10,679,515	(215,645)	$(10,697,540)	$(61,777)	$2,061,994

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended
	June 1, 2019	June 2, 2018
Cash Flows from Operating Activities:

Net (loss) earnings	$(371,085)	$43,576
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	83,542	79,578
Goodwill and other impairments	401,267	—
Stock-based compensation	19,348	23,572
Deferred income taxes	(54,514)	(3,548)
Other	(2,301)	(1,109)
Decrease (increase) in assets:
Merchandise inventories	76,455	82,252
Trading investment securities	21	(2,069)
Other current assets	137	104,954
Other assets	88	(482)
(Decrease) increase in liabilities:
Accounts payable	(10,996)	(78,717)
Accrued expenses and other current liabilities	(30,580)	(5,401)
Merchandise credit and gift card liabilities	3,896	5,553
Income taxes payable	(880)	(3,767)
Operating lease assets and liabilities, net	(23,922)	—
Other liabilities	(389)	602

Net cash provided by operating activities	90,087	244,994

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	(57,000)	(5,625)
Redemption of held-to-maturity investment securities	343,000	238,125
Capital expenditures	(68,375)	(97,813)

Net cash provided by investing activities	217,625	134,687

Cash Flows from Financing Activities:

Payment of dividends	(21,894)	(21,414)
Repurchase of common stock, including fees	(81,495)	(22,110)

Net cash used in financing activities	(103,389)	(43,524)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,095)	(3,651)

Net increase in cash, cash equivalents and restricted cash	202,228	332,506

Cash, cash equivalents and restricted cash:

Beginning of period	529,971	367,140
End of period	$732,199	$699,646

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1)	Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of June 1, 2019 and March 2, 2019 and the results of its operations, shareholders' equity, comprehensive (loss) income and cash flows for the three months ended June 1, 2019 and June 2, 2018, respectively.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by U.S. generally accepted accounting principles ("GAAP"). Reference should be made to Bed Bath & Beyond Inc.'s Annual Report on Form 10-K for the fiscal year ended March 2, 2019 for additional disclosures, including a summary of the Company's significant accounting policies, and to subsequently filed Form 8-Ks.

The consolidated statement of cash flows for the three months ended June 2, 2018 was revised to include restricted cash due to the adoption of the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash in fiscal 2018.

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under GAAP and therefore is not a reportable segment. Net sales outside of the U.S. for the Company were not material for the three months ended June 1, 2019 and June 2, 2018. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

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

The Company adopted this accounting standard at the beginning of the first quarter of fiscal 2019 using the new transition election to not restate comparative periods. The Company elected the package of practical expedients upon adoption, which permits the Company to not reassess under the new standard the Company's prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to separate lease and non-lease components for all real estate leases and did not elect the hindsight practical expedient. Lastly, the Company elected the short-term lease exception policy, permitting it to exclude the recognition requirements of this standard from leases with initial terms of 12 months or less. Upon adoption, the Company recognized operating lease assets of approximately $2.0 billion and operating lease liabilities of approximately $2.2 billion on its consolidated balance sheet. In addition, upon adoption deferred rent and various lease incentives which were recorded as of March 2, 2019 were reclassified as a component of the right-of-use assets. Upon adoption, the Company recognized a cumulative adjustment decreasing opening retained earnings by approximately $40.7 million due to the impairment of certain right-of-use assets. The adoption of the new standard did not have a material impact on the consolidated statements of operations or cash flows.

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

Revenues from gift cards, gift certificates and merchandise credits are recognized when redeemed. Gift cards have no provisions for reduction in the value of unused card balances over defined time periods and have no expiration dates. For the three months ended June 1, 2019, the Company recognized net sales for gift card and merchandise credit redemptions of approximately $50.6 million which were included in merchandise credit and gift card liabilities on the consolidated balance sheet as of March 2, 2019.

Sales returns are provided for in the period that the related sales are recorded based on historical experience. Although the estimate for sales returns has not varied materially from historical provisions, actual experience could vary from historical experience in the future if the level of sales return activity changes materially. In the future, if the Company concludes that an adjustment is required due to material changes in the returns activity, the liability for estimated returns and the corresponding right of return asset will be adjusted accordingly. As of June 1, 2019, the liability for estimated returns of $86.7 million is included in accrued expenses and other current liabilities and the corresponding right of return asset for merchandise of $52.0 million is included in prepaid expenses and other current assets.

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 35.6% and 64.4% of net sales, respectively, for the three months ended June 1, 2019, and approximately 36.0% and 64.0% of net sales, respectively, for the three months ended June 2, 2018.

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

The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See "Investment Securities," Note 6).

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The Company's investment securities consist primarily of U.S. Treasury securities, which are stated at amortized cost, and auction rate securities, which are stated at their fair value. The book value of the financial instruments, excluding the Company's long term debt, is representative of their fair values. The fair value of the Company's long term debt is approximately $1.151 billion as of June 1, 2019, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.495 billion.

5) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $86.8 million and $92.9 million as of June 1, 2019 and March 2, 2019, respectively.

6) Investment Securities

The Company's investment securities as of June 1, 2019 and March 2, 2019 are as follows:

(in millions)	June 1, 2019	March 2, 2019
Available-for-sale securities:
Long term	$20.6	$19.9

Held-to-maturity securities:
Short term	201.7	485.8
Total investment securities	$222.3	$505.7

Auction Rate Securities

As of June 1, 2019 and March 2, 2019, the Company's long term available-for-sale investment securities represented approximately $20.3 million par value of auction rate securities consisting of preferred shares of closed end municipal bond funds, less temporary valuation adjustments of approximately $0.3 million and $(0.4) million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company's net earnings.

U.S. Treasury Securities

As of June 1, 2019 and March 2, 2019, the Company’s short term held-to-maturity securities included approximately $201.7 million and $485.8 million of U.S. Treasury Bills with remaining maturities of less than one year, respectively. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation).

7) Property and Equipment

As of June 1, 2019 and March 2, 2019, included in property and equipment, net is accumulated depreciation of approximately $3.6 billion and $3.5 billion, respectively.

8) Leases

The Company leases retail stores, as well as distribution facilities, offices and equipment, under agreements expiring at various dates through 2041. The leases provide for original lease terms that generally range from 10 to 15 years and most leases provide for a series of five year renewal options, often at increased rents, the exercise of which is at the Company's sole discretion. In recognizing the lease right-of-use assets and lease liabilities, the Company utilizes the lease term for which it is reasonably certain to use the underlying asset, including consideration of options to extend or terminate the lease. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial for the three months ended June 1, 2019 and June 2, 2018), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

Companies are required to use the rate implicit in the lease whenever that rate is readily determinable and if the interest rate is not readily determinable, then a lessee may use its incremental borrowing rate. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The Company determined discount rates based on the rates of its unsecured borrowings, which are then adjusted for the appropriate lease term and effects of full collateralization. In determining the Company's operating lease assets and operating lease liabilities, the Company applied these incremental borrowing rates to the minimum lease payments within each lease agreement.

The components of total lease cost for the three months ended June 1, 2019, were as follows.

(in thousands)	Statement of Operations Location	Three months ended June 1, 2019
Operating lease cost	Cost of sales and SG&A	$143,900
Finance lease cost:
Depreciation of property	SG&A	648
Interest on lease liabilities	Interest expense, net	2,222
Variable lease cost	Cost of sales and SG&A	47,895
Sublease income	SG&A	(278)
Total lease cost		$194,387

As of June 1, 2019, assets and liabilities related to the Company's operating and finance leases are as follows:

(in thousands)	Consolidated Balance Sheet Location	June 1, 2019
Assets
Operating leases	Operating lease assets	$1,990,963
Finance leases	Property and equipment, net	71,231
Total Lease assets		$2,062,194

Liabilities
Current:
Operating leases	Current operating lease liabilities	$410,417
Finance leases	Accrued expenses and other current liabilities	1,511
Noncurrent:
Operating leases	Operating lease liabilities	1,775,081
Finance leases	Other liabilities	103,581
Total lease liabilities		$2,290,590

As of June 1, 2019, the Company's lease liabilities mature as follows:

(in thousands)	Operating Leases	Finance Leases
Fiscal Year:
Remainder of 2019	$390,167	$7,811
2020	548,353	10,469
2021	450,764	10,434
2022	352,797	10,407
2023	259,691	10,524
Thereafter	642,185	259,584
Total lease payments	$2,643,957	$309,229
Less imputed interest	(458,459)	(204,137)
Present value of lease liabilities	$2,185,498	$105,092

The Company's lease terms and discount rates are as follows:

June 1, 2019
Weighted-average remaining lease term (in years)
Operating leases	6.0
Finance leases	26.4
Weighted-average discount rate
Operating leases	6.1%
Finance leases	8.9%

Other information for the Company's leases is as follows:

(in thousands)	Three months ended June 1, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$166,514
Operating cash flows from finance leases	2,580
Operating lease assets obtained in exchange for new operating lease liabilities	109,647

At the beginning of fiscal 2019, the Company adopted ASU2016-02, and as required, the following disclosure is provided for periods prior to adoption. As of March 2, 2019, future minimum lease payments under non-cancelable operating leases were as follows:

(in thousands)	Operating Leases
Fiscal Year:
2019	609,613
2020	534,055
2021	434,908
2022	334,587
2023	241,863
Thereafter	616,170
Total future minimum lease payments	2,771,196

As of March 2, 2019, the capital lease obligations were approximately $3.8 million for which the current and long-term portions were included within accrued expenses and other current liabilities and other liabilities, respectively, in the consolidated balance sheet. Monthly minimum lease payments are accounted for as principal and interest payments. The minimum capital lease payments, including interest, by fiscal year were: $0.9 million in fiscal 2019; $0.8 million in fiscal 2020; $0.7 million in fiscal 2021; $0.6 million in fiscal 2022; $0.6 million in fiscal 2023; and $1.0 million thereafter.

The Company has financing obligations, related to two sale/leaseback agreements, which approximated the discounted fair value of the minimum lease payments, had a residual fair value at the end of the lease term and are being amortized over the term of the respective agreements, including option periods, of 32 and 37 years. As of March 2, 2019, the sale/leaseback financing obligations were approximately $101.7 million, for which the current and long-term portions were included within accrued expenses and other current liabilities and other liabilities, respectively, in the consolidated balance sheet. Monthly lease payments are accounted for as principal and interest payments (at approximate annual interest rates of 7.2% and 10.6%). These sale/leaseback financing obligations, excluding the residual fair value at the end of the lease term, mature as follows: $0.8 million in fiscal 2019; $0.9 million in fiscal 2020; $0.9 million in fiscal 2021; $1.0 million in fiscal 2022; $1.0 million in fiscal 2023; and $75.4 million thereafter.

9) Goodwill and Other Indefinite Lived Intangible Assets
The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually as of the end of the fiscal year or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, projecting future cash flows, determining appropriate discount rates and terminal growth rates, and other assumptions, to estimate the fair value of goodwill and indefinite lived intangible assets. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results. Prior to March 2, 2019, the Company has not historically recorded an impairment to its goodwill and other indefinite lived intangible assets. In fiscal 2018, the Company recognized non-cash pre-tax goodwill impairment charges of $285.1 million and $40.1 million for the North American Retail and Institutional Sales reporting units, respectively.
As of June 1, 2019, the Company completed a quantitative impairment analysis of goodwill related to its reporting units by comparing the fair value of a reporting unit with its carrying amount. The Company performed a discounted cash flow analysis and market multiple analysis for each reporting unit. Based upon the analysis performed, the Company recognized a non-cash pre-tax goodwill impairment charge of $391.1 million for the North American Retail reporting unit. The non-cash pre-tax impairment charge was primarily the result of a sustained decline in the Company's market capitalization.
Other indefinite-lived intangible assets were recorded as a result of acquisitions and primarily consist of tradenames. The Company values its tradenames using a relief-from-royalty approach, which assumes the value of the tradename is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the tradename and instead licensed the tradename from another company. As of June 1, 2019, for certain other indefinite lived intangible assets, the Company completed a quantitative impairment analysis by comparing the fair value of the tradenames to their carrying value and recognized a non-cash pre-tax tradename impairment charge of $10.2 million, within goodwill and other impairments in the consolidated statement of operations, for certain tradenames. As of June 1, 2019, for the remaining other indefinite lived intangibles assets, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these other indefinite lived assets did not exceed their carrying values and concluded no such events or circumstances existed which would require an impairment test be performed. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.
Included within other assets in the accompanying consolidated balance sheets as of June 1, 2019 and March 2, 2019, respectively, are $133.6 million and $143.8 million for indefinite lived tradenames and trademarks.

10) Long Term Debt

Senior Unsecured Notes

On July 17, 2014, the Company issued $300 million aggregate principal amount of 3.749% senior unsecured notes due August 1, 2024, $300 million aggregate principal amount of 4.915% senior unsecured notes due August 1, 2034 and $900 million aggregate principal amount of 5.165% senior unsecured notes due August 1, 2044 (collectively, the "Notes"). Interest on the Notes is payable semi-annually on February 1 and August 1 of each year. In fiscal 2018, the Company purchased and retired approximately $4.6 million of senior unsecured notes due August 1, 2024.

The Notes were issued under an indenture (the "Base Indenture"), as supplemented by a first supplemental indenture (together, with the Base Indenture, the "Indenture"), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of June 1, 2019.

Revolving Credit Agreement

On November 14, 2017, the Company replaced its existing $250 million five year senior unsecured revolving credit facility agreement with various lenders with a new $250 million five year senior unsecured revolving credit facility agreement ("Revolver") with various lenders maturing November 14, 2022. The new Revolver has essentially the same terms and requirements as the prior revolving credit facility agreement. During the three months ended June 1, 2019, the Company did not have any borrowings under the Revolver.

The Revolver contains customary affirmative and negative covenants and also requires the Company to maintain a maximum leverage ratio. The Company was in compliance with all covenants related to the Revolver as of June 1, 2019.

Deferred financing costs associated with the Notes and the revolving credit facilities of approximately $10.5 million were capitalized. In the accompanying Consolidated Balance Sheets, the deferred financing costs are included in long term debt, net of amortization, for the Notes, and are included in other assets, net of amortization, for the Revolver. These deferred financing costs for the Notes and the Revolver are being amortized over the term of each of the Notes and the term of the Revolver and such amortization is included in interest expense, net in the Consolidated Statements of Earnings. Interest expense related to the Notes and the revolving credit facilities, including the commitment fee and the amortization of deferred financing costs, was approximately $18.2 million for both the three months ended June 1, 2019 and June 2, 2018.

Lines of Credit

At June 1, 2019, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of August 30, 2019 and February 23, 2020, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first three months of fiscal 2019, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

11) Shareholders' Equity

The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

Between December 2004 and September 2015, the Company's Board of Directors authorized, through several share repurchase programs, the repurchase of $11.950 billion of its shares of common stock. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock and performance stock unit awards. In the first three months of fiscal 2019, the Company repurchased approximately 5.3 million shares of its common stock for a total cost of approximately $81.5 million, bringing the aggregate total of common stock repurchased to approximately 215.6 million shares for a total cost of approximately $10.7 billion since the initial authorization in December 2004. The Company has approximately $1.3 billion remaining of authorized share repurchases as of June 1, 2019.

During fiscal 2016, the Company's Board of Directors authorized a quarterly dividend program. During the three months ended June 1, 2019 and June 2, 2018, total cash dividends of $21.9 million and $21.4 million were paid, respectively. Subsequent to the end of the first quarter of fiscal 2019, on July 8, 2019, the Company's Board of Directors declared a quarterly dividend of $0.17 per share to be paid on October 15, 2019 to shareholders of record as of the close of business on September 13, 2019. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company's earnings, financial condition and requirements, business conditions and other factors.

Cash dividends, if any, are accrued as a liability on the Company's consolidated balance sheets and recorded as a decrease to retained earnings when declared.

12) Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense, net of estimated forfeitures, in its consolidated financial statements. Currently, the Company's stock-based compensation relates to restricted stock awards, stock options and performance stock units. The Company's restricted stock awards are considered nonvested share awards.

Stock-based compensation expense for the three months ended June 1, 2019 was approximately $19.3 million ($17.0 million after tax or $0.13 per diluted share). Stock-based compensation expense for the three months ended June 2, 2018 was approximately $23.6 million ($15.9 million after tax or $0.12 per diluted share). In addition, the amount of stock-based compensation cost capitalized for the three months ended June 1, 2019 and June 2, 2018 was approximately $0.3 million and $0.7 million, respectively.

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

The 2012 Plan is a flexible compensation plan that enables the Company to offer incentive compensation through stock options (whether nonqualified stock options or incentive stock options), restricted stock awards, stock appreciation rights, performance awards and other stock based awards, including cash awards. Under the 2012 Plan, grants are determined by the Compensation Committee for those awards granted to executive officers and by an appropriate committee for all other awards granted. Stock option grants generally become exercisable in either three or five equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company's service on specified vesting dates. Restricted stock awards generally become vested in five to seven equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company's service on specified vesting dates. Performance stock units generally vest over a period of three to four years from the date of grant dependent on the Company's achievement of performance-based tests and subject, in general, to the executive remaining in the Company's service on specified vesting dates.

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

Stock Options

Stock option grants are issued at fair market value on the date of grant and generally become exercisable in either three or five equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company's service on specified vesting dates. Option grants expire eight years after the date of grant. All option grants are nonqualified. As of June 1, 2019, unrecognized compensation expense related to the unvested portion of the Company's stock options was $10.4 million, which is expected to be recognized over a weighted average period of 2.1 years.

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	Three Months Ended
Black-Scholes Valuation Assumptions (1)	June 1, 2019	June 2, 2018
Weighted Average Expected Life (in years) (2)	7.6	6.7
Weighted Average Expected Volatility (3)	39.41%	34.96%
Weighted Average Risk Free Interest Rates (4)	2.39%	2.92%
Expected Dividend Yield (5)	4.34%	3.80%

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
(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.
(5) Expected dividend yield is estimated based on anticipated dividend payouts.

Changes in the Company's stock options for the three months ended June 1, 2019 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	4,395	$47.53
Granted	144	15.68
Exercised	—	—
Forfeited or expired	(674)	46.00
Options outstanding, end of period	3,865	$46.61
Options exercisable, end of period	2,421	$57.95

The weighted average fair value for the stock options granted during the first three months of fiscal 2019 and 2018 was $4.18 and $4.31, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of June 1, 2019 was 4.4 years and $0, respectively. The weighted average remaining contractual term for options exercisable as of June 1, 2019 was 3.3 years and the aggregate intrinsic value was $0. There were no stock options exercised during the first three months of fiscal 2019 and 2018.

Restricted Stock

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five to seven equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company's service on specified vesting dates. Vesting of restricted stock is based solely on time vesting. As of June 1, 2019, unrecognized compensation expense related to the unvested portion of the Company's restricted stock awards was $101.7 million, which is expected to be recognized over a weighted average period of 4.1 years.

Changes in the Company's restricted stock for the three months ended June 1, 2019 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	3,747	$41.73
Granted	428	15.71
Vested	(510)	52.18
Forfeited	(138)	38.20
Unvested restricted stock, end of period	3,527	$37.20

Performance Stock Units

Performance stock units ("PSUs") are issued and measured at fair market value on the date of grant. Vesting of PSUs awarded to certain of the Company's executives is dependent on the Company's achievement of a performance-based test during a one-year period from the date of grant and during a three-year period from the date of grant and, assuming achievement of the performance-based test, time vesting over periods of up to four years, subject, in general, to the executive remaining in the Company's service on specified vesting dates. For awards granted in fiscal 2018 and prior, performance during the three-year period were based on Return on Invested Capital ("ROIC") or a combination of Earnings Before Interest and Taxes ("EBIT") margin and ROIC relative to a peer group. For awards granted in fiscal 2019, performance during a one-year period will be based on a one-year Company EBIT goal and performance during the three-year period will be based on a three-year cumulative Company EBIT goal and a relative three-year Total Shareholder Return ("TSR") goal relative to a peer group. The PSU awards range from a floor of zero to a cap of 150% of target achievement. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the Company's estimate of the percentage of the award that will be achieved. The Company evaluates the estimate on these awards on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of June 1, 2019, unrecognized compensation expense related to the unvested portion of the Company's performance stock units was $16.9 million, which is expected to be recognized over a weighted average period of 1.8 years.

Changes in the Company's PSUs for the three months ended June 1, 2019 were as follows:

(Shares in thousands)	Number of Performance Stock Units	Weighted Average Grant-Date Fair Value
Unvested performance stock units, beginning of period	2,082	$27.16
Granted	77	15.68
Vested	(547)	34.91
Forfeited or performance condition adjustments	(979)	24.19
Unvested performance stock units, end of period	633	$23.66

13) Earnings per Share

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

Stock-based awards of approximately 7.7 million and 8.5 million were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive for the three months ended June 1, 2019 and June 2, 2018, respectively.

14) Supplemental Cash Flow Information

The Company paid income taxes of $3.8 million and $3.2 million in the first three months of fiscal 2019 and 2018, respectively. In addition, the Company had interest payments of approximately $2.2 million in both the first three months of fiscal 2019 and 2018.

The Company recorded an accrual for capital expenditures of $35.8 million and $28.0 million as of June 1, 2019 and June 2, 2018, respectively. In addition, the Company recorded an accrual for dividends payable of $28.0 million and $26.3 million as of June 1, 2019 and June 2, 2018, respectively.

15) Restructuring Activities

In the first quarter of fiscal 2019, the Company expensed pre-tax restructuring charges of approximately $3.9 million, related to the realignment of its store management structure to support its customer-focused initiatives and omnichannel growth. These charges primarily were for severance and related costs in conjunction with this realignment. The Company paid $2.3 million of these costs during the first quarter of fiscal 2019.

16) Commitments and Contingencies

The District Attorney's office for the County of Ventura, together with District Attorneys for other counties in California (together, the “District Attorneys"), recently concluded an investigation regarding the management and disposal at the Company's stores in California of certain materials that may be deemed hazardous or universal waste under California law. On March 19, 2019, the District Attorneys provided the Company with a settlement demand that included a proposed civil penalty, reimbursement of investigation costs, and certain injunctive relief, including modifications to the Company's existing compliance program, which already includes associate training, on-going review of disposal rules applicable to various product categories, and specialized third-party disposal. The Company is working with the District Attorneys towards a resolution of this matter and has recorded an accrual for the estimated probable loss for this matter as of June 1, 2019 and March 2, 2019. While no assurance can be given as to its ultimate outcome, the Company does not believe that the final resolution of this matter will have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

The Company maintains employment agreements with its Co-Founders. Under these agreements, the Co-Founders could at any time elect senior status (i.e., to be continued to be employed to provide non-line executive consultative services). On May 11, 2017, the Co-Founders notified the Company that they elected to commence their Senior Status Period, effective May 21, 2017. The Co-Founders are entitled to a base salary, termination payments, postretirement benefits and other terms and conditions of employment pursuant to the senior status provisions of these employment agreements. On April 21, 2019, Warren Eisenberg and Leonard Feinstein transitioned to the role of Co-Founders and Co-Chairmen Emeriti of the Board of Directors of the Company.  As a result of this transition, Mr. Eisenberg and Mr. Feinstein ceased to be officers of the Company effective as of April 21, 2019, and became entitled to the payments and benefits provided under their employment agreements that apply in the case of a termination without cause, which generally include continued senior status payments until May 2027 and continued participation for the Co-

Founders (and their spouses, if applicable) at the Company's expense in employee plans and programs. In addition, the Co-Founders are entitled to supplemental pension payments specified in their employment agreements until the death of the survivor of the Co-Founder and his spouse, reduced by the continued senior status payments referenced in the foregoing sentence.

Pursuant to their respective restricted stock and performance stock unit agreements, shares of restricted stock and performance-based stock units granted to Messrs. Eisenberg and Feinstein vested upon their resignation as members of the Board of Directors effective May 1, 2019, subject, however, to attainment of any applicable performance goals and the certification of the applicable performance-based tests by the Compensation Committee, as provided under their award agreements.

The Company's Chief Executive Officer ("CEO") departed the Company effective as of May 12, 2019. In accordance with the terms of the CEO's employment and equity award agreements, the CEO was entitled to three times the then-current salary, payable over three years in normal payroll installments, except that any amount due prior to the six months after his departure, will be paid in a lump sum after such six-month period. Such amounts will be reduced by any compensation earned with any subsequent employer or otherwise and will be subject to the CEO's compliance with a one-year non-competition and non-solicitation covenant. Further, as a result of this departure, the time-vesting component of the CEO's equity-based awards accelerated, including (i) stock options (which currently are “underwater”), (ii) PSU awards which had previously met the related performance-based test, had been certified by the Compensation Committee, and remained subject solely to time-vesting, and (iii) PSU awards (assuming target level of performance) which remain subject to attainment of any performance goals and the certification of the applicable performance-based tests by the Compensation Committee, as provided under his award agreements.

The CEO was also party to a supplemental executive retirement benefit agreement (“SERP”) and a related escrow agreement, pursuant to which the CEO was entitled to receive a supplemental retirement benefit as a result of the separation from service from the Company. Pursuant to the SERP, as a result of the separation from service with the Company as of May 12, 2019 being treated as a termination without cause, the CEO is entitled to a lump sum payment equal to the present value of an annual amount equal to 50% of the CEO's annual base salary on the date of termination of employment if such annual amount were paid for a period of 10 years in accordance with the Company’s normal payroll practices, subject to the CEO's timely execution and non-revocation of a release of claims in favor of the Company, which will be paid on the first business day following the six-month anniversary of the CEO's termination of service. Although the SERP provides that the CEO will be protected from any impact resulting from the possible application of Section 409A of the Code to the terms of the SERP due to the complexities surrounding Section 409A, the Company believes that no such payment will be required.

The Company has expensed pre-tax charges related to both the transition of Messrs. Eisenberg and Feinstein to the role of Co-Founders and Co-Chairmen Emeriti of the Board of Directors of the Company and the departure of the Company's CEO of approximately $34.8 million.

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

The Company's mission is to be trusted by its customers as the expert for the home and heart-felt life events. These include certain life events that evoke strong emotional connections such as getting married, moving to a new home, having a baby, going to college and decorating a room, which the Company supports through its wedding and baby registries, mover and student life programs, and design consultation services.

To advance its mission, the Company is executing on a comprehensive plan to transform its business and position the Company for long-term success. On May 13, 2019, the Company announced that Mary Winston, a seasoned public company executive who recently joined the Company's Board of Directors (the "Board"), was appointed Interim Chief Executive Officer (CEO), after the then CEO stepped down. The Board has formed a CEO search committee to identify a permanent CEO. During this interim period, the Board and management team are taking a more holistic approach to the Company's on-going business transformation and have identified four key near-term priorities that include: 1) stabilizing and driving top-line growth; 2) resetting the cost structure; 3) reviewing and optimizing the Company’s asset base, including its portfolio of retail banners; and 4) refining the Company’s organization structure.

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

The following represents an overview of the Company's financial performance for the periods indicated:

•	Net sales for the three months ended June 1, 2019 were $2.573 billion, a decrease of approximately 6.6% as compared with the three months ended June 2, 2018.

•
Comparable sales for the three months ended June 1, 2019 decreased by approximately 6.6%, as compared to a decrease of approximately 0.6% for the three months ended June 2, 2018. For the three months ended June 1, 2019, comparable sales consummated in-store declined in the high-single-digit percentage range, partially offset by a slight increase in comparable sales consummated through customer facing digital channels.

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

Stores relocated or expanded are excluded from comparable sales if the change in square footage would cause meaningful disparity in sales over the prior period. In the case of a store to be closed, such store’s sales are not considered comparable once the store closing process has commenced. Stores impacted by unusual and unexpected events outside the Company’s control, including severe weather, fire or floods, are excluded from comparable sales for the period of time that such event would cause a meaningful disparity in sales over the prior period. One Kings Lane and Decorist are included in the comparable sales calculation beginning in the first quarter of fiscal 2018. Linen Holdings is excluded from the comparable sales calculations and will continue to be excluded on an ongoing basis as it represents non-retail activity.

•	Gross profit for the three months ended June 1, 2019 was $887.2 million, or 34.5% of net sales, compared with $964.8 million, or 35.0% of net sales, for the three months ended June 2, 2018.

•	SG&A for the three months ended June 1, 2019 were $892.8 million, or 34.7% of net sales, compared with $883.6 million, or 32.1% of net sales, for the three months ended June 2, 2018.

•	Goodwill and other impairments for the three months ended June 1, 2019 were $401.3 million or 15.6% of net sales. There were no goodwill and other impairments in the three months ended June 2, 2018.

•	Interest expense, net for the three months ended June 1, 2019 was $15.9 million, compared with $16.7 million for the three months ended June 2, 2018.

•
The effective tax rate for the three months ended June 1, 2019 was 12.2%, compared with 32.4% for the three months ended June 2, 2018. For the three months ended June 1, 2019, the effective tax rate reflects the impact of charges for goodwill and other impairments and severance costs, portions of which are non-deductible for tax purposes. The tax rates also included other discrete tax items resulting in net after tax costs of approximately $12.5 million and $3.4 million, respectively, for the three months ended June 1, 2019 and June 2, 2018.

•
For the three months ended June 1, 2019, net loss per diluted share was $(2.91) ($(371.1) million), as compared with net earnings per diluted share of $0.32 ($43.6 million) for the three months ended June 2, 2018. The decrease in net earnings per diluted share for the three months ended June 1, 2019 is the result of the decrease in net earnings due to the items described above, partially offset by the impact of the Company's repurchases of its common stock. In addition, for the three months ended June 1, 2019, net loss per diluted share included the unfavorable impact of approximately $3.03 related to the goodwill and other impairments charge, severance costs and shareholder activity costs.

Capital expenditures for the three months ended June 1, 2019 and June 2, 2018 were $68.4 million and $97.8 million, respectively. In the first three months of fiscal 2019, approximately 50% of the capital expenditures related to technology projects, including investments in the Company's digital capabilities, and the development and deployment of new systems and equipment in its stores. The remaining capital expenditures were primarily related to new store openings and investments in existing stores.

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

During the three months ended June 1, 2019, the Company opened three new stores. The Company plans to continue to actively manage its real estate portfolio in order to permit store sizes, layouts, locations and offerings to evolve over time to optimize market profitability and will renovate or reposition stores within markets when appropriate. Over the past several years, the Company's pace of its store openings has slowed, and the Company has increased the number of store closings. The Company expects to close a minimum of approximately 40 stores in fiscal 2019, unless it is able to negotiate more favorable lease terms with its landlords. These expected closures are primarily Bed Bath & Beyond stores. In fiscal 2019, the Company expects to open approximately 15 new stores. Additionally, the Company expects to continue to invest in technology related projects, including the deployment of new systems and equipment in its stores, enhancements to the Company’s customer facing digital channels, ongoing investment in its data warehouse and data analytics and the continued deployment of a new point of sale system.

During fiscal 2016, the Company's Board of Directors authorized a quarterly dividend program. During the three months ended June 1, 2019 and June 2, 2018, total cash dividends of $21.9 million and $21.4 million were paid, respectively. Subsequent to the end of the first quarter of fiscal 2019, on July 8, 2019, the Company's Board of Directors declared a quarterly dividend of $0.17 per share to be paid on October 15, 2019 to shareholders of record as of the close of business on September 13, 2019. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company's earnings, financial condition and requirements, business conditions and other factors.

During the three months ended June 1, 2019, the Company repurchased approximately 5.3 million shares of its common stock at a total cost of approximately $81.5 million. During the three months ended June 2, 2018, the Company repurchased approximately 1.2 million shares of its common stock at a total cost of approximately $22.1 million. The Company's share repurchase program may be influenced by several factors, including business and market conditions. The Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Results of Operations

Net Sales

Net sales for the three months ended June 1, 2019 were $2.573 billion, a decrease of $180.7 million or approximately 6.6%, compared to $2.754 billion of net sales for the corresponding quarter last year. The decrease in net sales for the three months ended June 1, 2019 was primarily due to a decrease in comparable sales.

The decrease in comparable sales for the three months ended June 1, 2019 was approximately 6.6% as compared to a decrease of approximately 0.6% for the three months ended June 2, 2018. The decrease in comparable sales for the three months ended June 1, 2019 was due to a decrease in the number of transactions in stores, partially offset by an increase in the average transaction amount.

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

For the three months ended June 1, 2019, comparable sales consummated in-store declined in the high-single-digit percentage range, partially offset by a slight increase in comparable sales consummated through customer facing digital channels.

For the three months ended June 1, 2019, comparable sales represented $2.489 billion of net sales. For the three months ended June 2, 2018, comparable sales represented $2.667 billion of net sales, respectively.

Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 35.6% and 64.4% of net sales, respectively, for the three months ended June 1, 2019, and approximately 36.0% and 64.0% of net sales, respectively, for the three months ended June 2, 2018.

Gross Profit

Gross profit for the three months ended June 1, 2019 was $887.2 million, or 34.5% of net sales, compared with $964.8 million, or 35.0% of net sales, for the three months ended June 2, 2018. In order of magnitude, the decrease in the gross profit margin as a percentage of net sales for the three months ended June 1, 2019 was primarily attributed to a decrease in merchandise margin, partially offset by decreases in coupon expense and net direct-to-customer shipping expense. The decrease in coupon expense was the result of a decrease in the number of redemptions with fewer pieces distributed, partially offset by an increase in the average coupon amount.

In addition, the Company is investing in the lifetime value of its customers through its annual Beyond Plus membership program. The richer benefits of this program, including twenty percent off entire purchase and free shipping, are realized immediately upon sale and had, and will continue to have, an impact on the Company's gross margin during the period of increasing enrollment. The Beyond Plus membership fee is amortized over the one-year membership period. The Company estimated that the impact of these programs reduced gross margin as a percentage of net sales by approximately 60 basis points for the first quarter of fiscal 2019 and approximately 40 basis points for the first quarter of fiscal 2018.

Selling, General and Administrative Expenses

SG&A for the three months ended June 1, 2019 was $892.8 million, or 34.7% of net sales, compared with $883.6 million, or 32.1% of net sales, for the three months ended June 2, 2018. The increase in SG&A, as a percentage of net sales was primarily attributable to, in order of magnitude: increases in payroll and payroll-related expenses (primarily due to severance), technology-related expenses, including depreciation, and shareholder activity costs.

Goodwill and other impairments

Goodwill and other impairments for the three months ended June 1, 2019 was $401.3 million, or 15.6% of net sales. Goodwill impairments were $391.1 million and tradename impairments were $10.2 million. The non-cash pre-tax goodwill impairment charges were primarily the result of a sustained decline in the Company's market capitalization. There were no goodwill or other impairments for the three months ended June 2, 2018.

Operating (Loss) Profit

Operating loss for the three months ended June 1, 2019 was $406.8 million, or 15.8% of net sales, compared with operating profit of $81.2 million, or 2.9% of net sales, during the comparable period last year. The changes in operating profit as a percentage of net sales were the result of the reductions in gross profit margin and the increases in SG&A as a percentage of net sales and goodwill and other impairments as described above.

Interest Expense, net

Interest expense, net for the three months ended June 1, 2019 was $15.9 million, compared with $16.7 million for the three months ended June 2, 2018. For the three months ended June 1, 2019 and June 2, 2018, interest expense, net primarily related to interest on the senior unsecured notes issued by the Company in July 2014.

Income Taxes

The effective tax rate for the three months ended June 1, 2019 was 12.2%, compared with 32.4% for the three months ended June 2, 2018. For the three months ended June 1, 2019, the effective tax rate reflects the impact of charges for goodwill and other impairments and severance costs, portions of which are non-deductible for tax purposes. The tax rates also included other discrete tax items resulting in net after tax costs of approximately $12.5 million and $3.4 million, respectively, for the three months ended June 1, 2019 and June 2, 2018, due to discrete federal and state tax items occurring during these quarters.

Potential volatility in the effective tax rate from year to year may occur as the Company is required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net (Loss) Earnings

As a result of the factors described above, net loss for the three months ended June 1, 2019 were $371.1 million, compared with net earnings of $43.6 million for the corresponding period in fiscal 2018.

Growth
The Company has undertaken significant change to adapt to the dynamic retail environment and the evolving needs of its customers to improve its competitive position and has been executing on a comprehensive plan to transform its business and position the Company for long-term success. During this interim period as described above, the Board and management team are taking a more holistic approach to the Company's on-going business transformation and have identified four key near-term priorities that include: 1) stabilizing and driving top-line growth; 2) resetting the cost structure; 3) reviewing and optimizing the Company’s asset base, including its portfolio of retail banners; and 4) refining the Company’s organization structure.

The continued growth of the Company is dependent, in part, upon the Company’s ability to execute its transformation strategy successfully.

From the beginning of fiscal 1992 to the end of the first quarter of fiscal 2019, the Company has grown from 34 stores to 1,536 stores plus the Company's interactive platforms, including websites and applications, and distribution facilities. Total store square footage, net of openings and closings, grew from approximately 0.9 million square feet at the beginning of fiscal 1992 to approximately 43.2 million square feet at the end of the first quarter of fiscal 2019, and included three store openings in the first quarter of fiscal 2019. In fiscal 2019, the Company expects company-wide to open approximately 15 new stores, and close a minimum of approximately 40 stores, unless it can negotiate more favorable lease terms with landlords. Over the past several years, sales from the Company’s customer facing digital channels have continued to experience strong growth.

As of June 1, 2019, the Company had distribution facilities totaling approximately 7.2 million square feet, supporting the growth of its customer facing digital channels as well as its stores and its institutional sales segment.

Liquidity and Capital Resources

The Company has been able to finance its operations, including its growth and acquisitions, substantially through internally generated funds. The Company ended the first quarter of fiscal 2019 in a strong cash position, which it anticipates maintaining, to provide the Company the flexibility to fund its ongoing initiatives and act upon other opportunities that may arise. As of June 1, 2019, the Company had approximately $922.7 million in cash and investment securities, an increase of approximately $75.8 million compared with the corresponding period in fiscal 2018. For fiscal 2019, the Company believes that it can continue to finance its operations, including its growth, planned capital expenditures, debt service obligations, cash dividends, and share repurchases, through existing and internally generated funds. In addition, if necessary, the Company could borrow under its $250 million revolving credit facility or the available balances under its lines of credit. Capital expenditures for fiscal 2019 are planned to be approximately $350 million to $375 million, although the Company is continuing to evaluate its capital projects for the fiscal year. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Fiscal 2019 compared to Fiscal 2018

Net cash provided by operating activities for the three months ended June 1, 2019 was $90.1 million, compared with $245.0 million in the corresponding period in fiscal 2018. Year over year, the Company experienced a decrease in cash provided by the net components of working capital (primarily prepaid expenses and other current assets and accrued expenses and other current liabilities, partially offset by accounts payable) and a decrease in net earnings.

Retail inventory, which includes inventory in the Company’s distribution facilities for direct to customer shipments, was approximately $2.5 billion at June 1, 2019, a decrease of 4.8% compared to retail inventory at June 2, 2018. The Company continues to focus on its inventory optimization strategies.

Net cash provided by investing activities for the three months ended June 1, 2019 was $217.6 million, compared with $134.7 million in the corresponding period of fiscal 2018. For the three months ended June 1, 2019, net cash provided by investing activities was primarily due to $286.0 million of redemptions of investment securities, net of purchases, partially offset by $68.4 million of capital expenditures. For the three months ended June 2, 2018, net cash provided by investing activities was primarily due to $232.5 million of redemptions of investment securities, net of purchases, partially offset by $97.8 million of capital expenditures.

Net cash used in financing activities for the three months ended June 1, 2019 was $103.4 million, compared with $43.5 million in the corresponding period of fiscal 2018. The increase in net cash used in financing activities was primarily due to an increase in common stock repurchases of $59.4 million.

Seasonality

The Company's business is subject to seasonal influences. Generally, its sales volumes are higher in the calendar months of August, November and December, and lower in February.

Critical Accounting Policies

See "Critical Accounting Policies" under Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 2019 ("2018 Form 10-K"), filed with the Securities and Exchange Commission ("SEC") and incorporated by reference herein. Except for the changes due to the adoption of ASU 2016-02 related to leases discussed in "Recent Accounting Pronouncements," Note 2, there were no changes to the Company's critical accounting policies during the first three months of fiscal 2019.

Forward-Looking Statements

This Form 10-Q may contain forward-looking statements. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, goal and similar words and phrases. The Company's actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment; consumer preferences, spending habits and adoption of new technologies; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; civil disturbances and terrorist acts; unusual weather patterns and natural disasters; competition from existing and potential competitors across all channels; pricing pressures; liquidity; the ability to achieve anticipated cost savings, and to not exceed anticipated costs, associated with organizational changes and investments; the ability to attract and retain qualified employees in all areas of the organization, including a permanent Chief Executive Officer; the cost of labor, merchandise and other costs and expenses; potential supply chain disruption due to trade restrictions, political instability, labor disturbances, product recalls, financial or operational instability of suppliers or carriers, and other items; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s plans for new stores; the ability to establish and profitably maintain the appropriate mix of digital and physical presence in the markets it serves; the ability to assess and implement technologies in support of the Company’s development of its omnichannel capabilities; uncertainty in financial markets; volatility in the price of the Company’s common stock and its effect, and the effect of other factors, on the Company’s capital allocation strategy; the impact of goodwill and intangible asset impairments; disruptions to the Company’s information technology systems including but not limited to security breaches of systems protecting consumer and employee information or other types of cybercrimes or cybersecurity attacks; reputational risk arising from challenges to the Company’s or a third party product or service supplier’s compliance with various laws, regulations or standards, including those related to labor, health, safety, privacy or the environment; reputational risk arising from third-party merchandise or service vendor performance in direct home delivery or assembly of product for customers; changes to statutory, regulatory and legal requirements, including without limitation proposed changes affecting international trade, changes to, or new tax laws or interpretation of existing tax laws; new, or developments in existing, litigation, claims or assessments; changes to, or new, accounting standards; foreign currency exchange rate fluctuations; and the integration of acquired businesses. The Company does not undertake any obligation to update its forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment securities. The Company's market risks at June 1, 2019 are similar to those disclosed in Item 7A of the Company's 2018 Form 10-K.

As of June 1, 2019, the Company's investments include cash and cash equivalents of approximately $700.4 million, short-term investment securities of $201.7 million and long term investments in auction rate securities of approximately $20.6 million at weighted average interest rates of 1.60%, 2.45% and 2.67%, respectively. The book value of these investments is representative of their fair values.

The Company's senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of June 1, 2019, the fair value of the senior unsecured notes was $1.151 billion, which is based on quoted prices in active markets for identical instruments compared to the carrying value of approximately $1.495 billion.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company's management, with the participation of its Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of June 1, 2019 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

On March 3, 2019, the Company adopted the new lease accounting standard, ASU 2016-02, Leases (Topic 842). As part of the adoption of the new lease standard, the Company implemented new lease accounting software and updated the Company's internal controls and processes. There were no other changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The District Attorney's office for the County of Ventura, together with District Attorneys for other counties in California (together, the “District Attorneys"), recently concluded an investigation regarding the management and disposal at the Company's stores in California of certain materials that may be deemed hazardous or universal waste under California law. On March 19, 2019, the District Attorneys provided the Company with a settlement demand that included a proposed civil penalty, reimbursement of investigation costs, and certain injunctive relief, including modifications to the Company's existing compliance program, which already includes associate training, on-going review of disposal rules applicable to various product categories, and specialized third-party disposal. The Company is working with the District Attorneys towards a resolution of this matter and has recorded an accrual for the estimated probably loss for this matter as of June 1, 2019 and as of March 2, 2019. While no assurance can be given as to its ultimate outcome, the Company does not believe that the final resolution of this matter will have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

The Company is party to various legal proceedings arising in the ordinary course of business, which the Company does not believe to be material to the Company's consolidated financial position, results of operations or liquidity.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, carefully consider the factors discussed under "Risk Factors" in the Company's 2018 Form 10-K as filed with the Securities and Exchange Commission. These risks could materially adversely affect the Company's business, financial condition and results of operations. These risks are not the only risks the Company faces. The Company's operations could also be affected by additional factors that are not presently known to the Company or by factors that the Company currently considers immaterial to its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's purchases of its common stock during the first quarter of fiscal 2019 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly or Announced Plans Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
March 3, 2019 - March 30, 2019	109,300	$15.25	109,300	$1,334,548,987
March 31, 2019 - April 27, 2019	45,500	$17.73	45,500	$1,333,742,361
April 28, 2019 - June 1, 2019	5,141,100	$15.36	5,141,100	$1,254,761,328
Total	5,295,900	$15.38	5,295,900	$1,254,761,328

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
(2) Excludes brokerage commissions paid by the Company.

Item 6. Exhibits

The exhibits to this Report are included herein.

Exhibit No.	Exhibit

3.1	Amended and Restated By-Laws of Bed Bath & Beyond Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on June 19, 2019)

10.1	Cooperation and Support Agreement (dated as of May 28, 2019) (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed with the Commission on June 3, 2019)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: July 10, 2019	By:	/s/ Robyn M. D'Elia
Robyn M. D'Elia
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)