Form 10-Q
period 2019-08-31
BED BATH & BEYOND INC
filed 2019-10-09
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Number of shares outstanding of the issuer's Common Stock:

Class	Outstanding at August 31, 2019
Common Stock - $0.01 par value	126,566,039

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	August 31, 2019	March 2, 2019

Assets
Current assets:
Cash and cash equivalents	$983,847	$508,971
Short term investment securities	—	485,799
Merchandise inventories	2,334,936	2,618,922
Prepaid expenses and other current assets	301,368	296,280

Total current assets	3,620,151	3,909,972

Long term investment securities	20,520	20,010
Property and equipment, net	1,772,667	1,853,091
Operating lease assets	2,012,681	—
Goodwill	—	391,052
Other assets	490,359	396,416

Total assets	$7,916,378	$6,570,541

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,073,895	$1,094,078
Accrued expenses and other current liabilities	615,748	623,734
Merchandise credit and gift card liabilities	341,143	339,322
Current operating lease liabilities	456,324	—
Current income taxes payable	—	20,498

Total current liabilities	2,487,110	2,077,632

Other liabilities	182,700	395,409
Income taxes payable	41,683	49,235
Operating lease liabilities	1,813,015	—
Long term debt	1,488,167	1,487,934

Total liabilities	6,012,675	4,010,210

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—
Common stock - $0.01 par value; authorized - 900,000 shares; issued 343,595 and 342,582, respectively; outstanding 126,566 and 132,233 shares, respectively	3,436	3,426
Additional paid-in capital	2,150,542	2,118,673
Retained earnings	10,521,658	11,112,887
Treasury stock, at cost; 217,029 and 210,349 shares, respectively	(10,714,012)	(10,616,045)
Accumulated other comprehensive loss	(57,921)	(58,610)

Total shareholders' equity	1,903,703	2,560,331

Total liabilities and shareholders' equity	$7,916,378	$6,570,541

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2019	September 1, 2018	August 31, 2019	September 1, 2018

Net sales	$2,719,447	$2,935,018	$5,292,436	$5,688,685

Cost of sales	1,992,459	1,946,457	3,678,269	3,735,276

Gross profit	726,988	988,561	1,614,167	1,953,409

Selling, general and administrative expenses	880,889	909,703	1,773,643	1,793,322

Goodwill and other impairments	28,357	—	429,624	—

Operating (loss) profit	(182,258)	78,858	(589,100)	160,087

Interest expense, net	16,342	14,611	32,240	31,343

(Loss) earnings before provision for income taxes	(198,600)	64,247	(621,340)	128,744

(Benefit) provision for income taxes	(59,835)	15,608	(111,490)	36,529

Net (loss) earnings	$(138,765)	$48,639	$(509,850)	$92,215

Net (loss) earnings per share - Basic	$(1.12)	$0.36	$(4.06)	$0.68
Net (loss) earnings per share - Diluted	$(1.12)	$0.36	$(4.06)	$0.68

Weighted average shares outstanding - Basic	123,349	135,410	125,481	135,698
Weighted average shares outstanding - Diluted	123,349	135,675	125,481	136,138

Dividends declared per share	$0.17	$0.16	$0.34	$0.32

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2019	September 1, 2018	August 31, 2019	September 1, 2018

Net (loss) earnings	$(138,765)	$48,639	$(509,850)	$92,215

Other comprehensive income (loss):

Change in temporary impairment of auction rate securities, net of taxes	(116)	(150)	377	165
Pension adjustment, net of taxes	666	657	639	793
Currency translation adjustment	3,306	(1,682)	(327)	(5,812)

Other comprehensive income (loss)	3,856	(1,175)	689	(4,854)

Comprehensive (loss) income	$(134,909)	$47,464	$(509,161)	$87,361

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(in thousands, unaudited)

	Three Months Ended August 31, 2019
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at June 1, 2019	343,419	$3,434	$2,138,362	$10,679,515	(215,645)	$(10,697,540)	$(61,777)	$2,061,994

Net loss				(138,765)				(138,765)

Other comprehensive income, net of tax							3,856	3,856

Dividend declared				(19,092)				(19,092)

Issuance of restricted shares, net	166	1	(1)					—

Payment and vesting of performance stock units	10	1	(1)					—

Stock-based compensation expense, net			12,182					12,182

Repurchase of common stock, including fees					(1,384)	(16,472)		(16,472)
Balance at August 31, 2019	343,595	$3,436	$2,150,542	$10,521,658	(217,029)	$(10,714,012)	$(57,921)	$1,903,703

	Six Months Ended August 31, 2019
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at March 2, 2019	342,582	$3,426	$2,118,673	$11,112,887	(210,349)	$(10,616,045)	$(58,610)	$2,560,331

Net loss				(509,850)				(509,850)

Other comprehensive income, net of tax							689	689

Effect of Adoption of ASU 2016-02				(40,700)				(40,700)

Dividend declared				(40,679)				(40,679)

Issuance of restricted shares, net	456	4	(4)					—

Payment and vesting of performance stock units	557	6	(6)					—

Stock-based compensation expense, net			31,879					31,879

Repurchase of common stock, including fees					(6,680)	(97,967)		(97,967)
Balance at August 31, 2019	343,595	$3,436	$2,150,542	$10,521,658	(217,029)	$(10,714,012)	$(57,921)	$1,903,703

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(in thousands, unaudited)

	Three Months Ended September 1, 2018
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at June 2, 2018	342,642	$3,426	$2,082,238	$11,360,572	(202,511)	$(10,490,082)	$(51,975)	$2,904,179

Net earnings				48,639				48,639

Other comprehensive loss, net of tax							(1,175)	(1,175)

Dividend declared				(22,650)				(22,650)

Issuance of restricted shares, net	66	—	—					—

Payment and vesting of performance stock units	—	1	(1)					—

Stock-based compensation expense, net			14,045					14,045

Repurchase of common stock, including fees					(2,146)	(40,630)		(40,630)
Balance at September 1, 2018	342,708	$3,427	$2,096,282	$11,386,561	(204,657)	$(10,530,712)	$(53,150)	$2,902,408

	Six Months Ended September 1, 2018
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at March 3, 2018	341,795	$3,418	$2,057,975	$11,343,503	(201,297)	$(10,467,972)	$(48,296)	$2,888,628

Net earnings				92,215				92,215

Other comprehensive loss, net of tax							(4,854)	(4,854)

Effect of Adoption of ASU 2014-09				(4,221)				(4,221)

Dividend declared				(44,936)				(44,936)

Issuance of restricted shares, net	449	4	(4)					—

Payment and vesting of performance stock units	464	5	(5)					—

Stock-based compensation expense, net			38,316					38,316

Repurchase of common stock, including fees					(3,360)	(62,740)		(62,740)
Balance at September 1, 2018	342,708	$3,427	$2,096,282	$11,386,561	(204,657)	$(10,530,712)	$(53,150)	$2,902,408

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended
	August 31, 2019	September 1, 2018
Cash Flows from Operating Activities:

Net (loss) earnings	$(509,850)	$92,215
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	167,972	161,668
Goodwill and other impairments	429,624	—
Stock-based compensation	31,410	37,043
Deferred income taxes	(87,201)	(4,074)
Other	(3,135)	(1,029)
Decrease (increase) in assets:
Merchandise inventories	283,884	(85,805)
Trading investment securities	21	(4,174)
Other current assets	(54,246)	175,479
Other assets	(1,262)	1,475
Increase (decrease) in liabilities:
Accounts payable	12,250	218,945
Accrued expenses and other current liabilities	(3,458)	51,734
Merchandise credit and gift card liabilities	1,829	5,774
Income taxes payable	(28,056)	(7,268)
Operating lease assets and liabilities, net	17,089	—
Other liabilities	(968)	(2,967)

Net cash provided by operating activities	255,903	639,016

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	(57,000)	(121,625)
Redemption of held-to-maturity investment securities	545,000	298,125
Capital expenditures	(125,210)	(181,541)

Net cash provided by (used in) investing activities	362,790	(5,041)

Cash Flows from Financing Activities:

Payment of dividends	(43,373)	(43,401)
Repurchase of common stock, including fees	(97,967)	(62,740)

Net cash used in financing activities	(141,340)	(106,141)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(167)	(4,677)

Net increase in cash, cash equivalents and restricted cash	477,186	523,157

Cash, cash equivalents and restricted cash:

Beginning of period	529,971	367,140
End of period	$1,007,157	$890,297

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1)	Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of August 31, 2019 and March 2, 2019 and the results of its operations, shareholders' equity, and comprehensive (loss) income for the three and six months ended August 31, 2019 and September 1, 2018, respectively, and its cash flows for the six months ended August 31, 2019 and September 1, 2018, respectively.

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

The consolidated statement of cash flows for the six months ended September 1, 2018 was revised to include restricted cash due to the adoption of the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash in fiscal 2018.

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under GAAP and therefore is not a reportable segment. Net sales outside of the U.S. for the Company were not material for the three and six months ended August 31, 2019 and September 1, 2018. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

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

Revenues from gift cards, gift certificates and merchandise credits are recognized when redeemed. Gift cards have no provisions for reduction in the value of unused card balances over defined time periods and have no expiration dates. For the six months ended August 31, 2019, the Company recognized net sales for gift card and merchandise credit redemptions of approximately $81.3 million which were included in merchandise credit and gift card liabilities on the consolidated balance sheet as of March 2, 2019.

Sales returns are provided for in the period that the related sales are recorded based on historical experience. Although the estimate for sales returns has not varied materially from historical provisions, actual experience could vary from historical experience in the future if the level of sales return activity changes materially. In the future, if the Company concludes that an adjustment is required due to material changes in the returns activity, the liability for estimated returns and the corresponding right of return asset will be adjusted accordingly. As of August 31, 2019, the liability for estimated returns of $81.6 million is included in accrued expenses and other current liabilities and the corresponding right of return asset for merchandise of $49.3 million is included in prepaid expenses and other current assets.

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 38.7% and 61.3% of net sales, respectively, for the three months ended August 31, 2019, and approximately 38.6% and 61.4% of net sales, respectively, for the three months ended September 1, 2018. Sales of domestics merchandise and home furnishings accounted for approximately 37.2% and 62.8% of net sales, respectively, for the six months ended August 31, 2019, and approximately 37.3% and 62.7% of net sales, respectively, for the six months ended September 1, 2018.

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

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The Company's investment securities consist primarily of U.S. Treasury securities, which are stated at amortized cost, and auction rate securities, which are stated at their fair value. The book value of the financial instruments, excluding the Company's long term debt, is representative of their fair values. The fair value of the Company's long term debt is approximately $1.146 billion as of August 31, 2019, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.495 billion.

5) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $92.7 million and $92.9 million as of August 31, 2019 and March 2, 2019, respectively.

6) Investment Securities

The Company's investment securities as of August 31, 2019 and March 2, 2019 are as follows:

(in millions)	August 31, 2019	March 2, 2019
Available-for-sale securities:
Long term	$20.4	$19.9

Held-to-maturity securities:
Short term	—	485.8
Total investment securities	$20.4	$505.7

Auction Rate Securities

As of August 31, 2019 and March 2, 2019, the Company's long term available-for-sale investment securities represented approximately $20.3 million par value of auction rate securities consisting of preferred shares of closed end municipal bond funds, less temporary valuation adjustments of approximately $0.1 million and $(0.4) million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company's net earnings.

U.S. Treasury Securities

As of August 31, 2019, the Company did not hold any short term held-to maturity securities. As of March 2, 2019, the Company’s short term held-to-maturity securities included approximately $485.8 million of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation).

7) Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. In the three and six months ended August 31, 2019, the Company recorded a $28.4 million non-cash pre-tax impairment charge within goodwill and other impairments in the consolidated statement of operations for certain store-level assets, including leasehold improvements, and operating lease assets. There were no impairments to long-lived assets in the three and six months ended September 1, 2018. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

8) Property and Equipment

As of August 31, 2019 and March 2, 2019, included in property and equipment, net is accumulated depreciation of approximately $2.2 billion and $3.5 billion, respectively.

9) Leases

The Company leases retail stores, as well as distribution facilities, offices and equipment, under agreements expiring at various dates through 2041. The leases provide for original lease terms that generally range from 10 to 15 years and most leases provide for a series of five year renewal options, often at increased rents, the exercise of which is at the Company's sole discretion. In recognizing the lease right-of-use assets and lease liabilities, the Company utilizes the lease term for which it is reasonably certain to use the underlying asset, including consideration of options to extend or terminate the lease. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial for the three and six months ended August 31, 2019 and September 1, 2018), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

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

The components of total lease cost for the three and six months ended August 31, 2019, were as follows.

(in thousands)	Statement of Operations Location	Three months ended August 31, 2019	Six months ended August 31, 2019
Operating lease cost	Cost of sales and SG&A	$143,773	$287,673
Finance lease cost:
Depreciation of property	SG&A	648	1,296
Interest on lease liabilities	Interest expense, net	2,214	4,436
Variable lease cost	Cost of sales and SG&A	50,275	98,170
Sublease income	SG&A	(278)	(556)
Total lease cost		$196,632	$391,019

As of August 31, 2019, assets and liabilities related to the Company's operating and finance leases are as follows:

(in thousands)	Consolidated Balance Sheet Location	August 31, 2019
Assets
Operating leases	Operating lease assets	$2,012,681
Finance leases	Property and equipment, net	70,583
Total Lease assets		$2,083,264

Liabilities
Current:
Operating leases	Current operating lease liabilities	$456,324
Finance leases	Accrued expenses and other current liabilities	1,547
Noncurrent:
Operating leases	Operating lease liabilities	1,813,015
Finance leases	Other liabilities	103,172
Total lease liabilities		$2,374,058

As of August 31, 2019, the Company's lease liabilities mature as follows:

(in thousands)	Operating Leases	Finance Leases
Fiscal Year:
Remainder of 2019	$286,430	$5,221
2020	576,119	10,469
2021	481,833	10,434
2022	387,133	10,407
2023	294,998	10,524
Thereafter	722,013	259,584
Total lease payments	$2,748,526	$306,639
Less imputed interest	(479,187)	(201,920)
Present value of lease liabilities	$2,269,339	$104,719

The Company's lease terms and discount rates are as follows:

August 31, 2019
Weighted-average remaining lease term (in years)
Operating leases	6.1
Finance leases	26.2
Weighted-average discount rate
Operating leases	6.1%
Finance leases	9.0%

Other information for the Company's leases is as follows:

(in thousands)	Six months ended August 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$271,669
Operating cash flows from finance leases	5,160
Operating lease assets obtained in exchange for new operating lease liabilities	262,315

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

10) Goodwill and Other Indefinite Lived Intangible Assets
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
Prior to March 2, 2019, the Company had not historically recorded an impairment to its goodwill and other indefinite lived intangible assets. In fiscal 2018, the Company recognized non-cash pre-tax goodwill impairment charges of $285.1 million and $40.1 million for the North American Retail and Institutional Sales reporting units, respectively. As of June 1, 2019, the Company completed a quantitative impairment analysis of goodwill related to its reporting units by comparing the fair value of a reporting unit with its carrying amount. The Company performed a discounted cash flow analysis and market multiple analysis for each reporting unit. Based upon the analysis performed, the Company recognized a non-cash pre-tax goodwill impairment charge of $391.1 million for the North American Retail reporting unit. The non-cash pre-tax impairment charge was primarily the result of a sustained decline in the Company's market capitalization.
Other indefinite lived intangible assets were recorded as a result of acquisitions and primarily consist of tradenames. The Company values its tradenames using a relief-from-royalty approach, which assumes the value of the tradename is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the tradename and instead licensed the tradename from another company. As of June 1, 2019, for certain other indefinite lived intangible assets, the Company completed a quantitative impairment analysis by comparing the fair value of the tradenames to their carrying value and recognized a non-cash pre-tax tradename impairment charge of $10.2 million, within goodwill and other impairments in the consolidated statement of operations, for certain tradenames. As of August 31, 2019, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these other indefinite lived assets did not exceed their carrying values and concluded no such events or circumstances existed which would require an impairment test be performed. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.
There were no impairments of indefinite lived intangible assets in the three months ended August 31, 2019. Included within other assets in the accompanying consolidated balance sheets as of August 31, 2019 and March 2, 2019, respectively, are $133.6 million and $143.8 million for indefinite lived tradenames and trademarks.

11) Long Term Debt

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

The Notes were issued under an indenture (the "Base Indenture"), as supplemented by a first supplemental indenture (together, with the Base Indenture, the "Indenture"), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of August 31, 2019.

Revolving Credit Agreement

On November 14, 2017, the Company replaced its existing $250 million five year senior unsecured revolving credit facility agreement with various lenders with a new $250 million five year senior unsecured revolving credit facility agreement ("Revolver") with various lenders maturing November 14, 2022. The new Revolver has essentially the same terms and requirements as the prior revolving credit facility agreement. During the six months ended August 31, 2019, the Company did not have any borrowings under the Revolver.

The Revolver contains customary affirmative and negative covenants and also requires the Company to maintain a maximum leverage ratio. The Company was in compliance with all covenants related to the Revolver as of August 31, 2019.

Deferred financing costs associated with the Notes and the revolving credit facilities of approximately $10.5 million were capitalized. In the accompanying Consolidated Balance Sheets, the deferred financing costs are included in long term debt, net of amortization, for the Notes, and are included in other assets, net of amortization, for the Revolver. These deferred financing costs for the Notes and the Revolver are being amortized over the term of each of the Notes and the term of the Revolver and such amortization is included in interest expense, net in the consolidated statements of operations. Interest expense related to the Notes and the revolving credit facilities, including the commitment fee and the amortization of deferred financing costs, was approximately $18.2 million and $18.3 million for the three months ended August 31, 2019 and September 1, 2018, respectively, and $36.4 million and $36.5 million for the six months ended August 31, 2019 and September 1, 2018, respectively.

Lines of Credit

At August 31, 2019, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of February 23, 2020 and August 30, 2020, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first six months of fiscal 2019, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

12) Shareholders' Equity

The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

Between December 2004 and September 2015, the Company's Board of Directors authorized, through several share repurchase programs, the repurchase of $11.950 billion of its shares of common stock. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock and performance stock unit awards. In the first six months of fiscal 2019, the Company repurchased approximately 6.7 million shares of its common stock for a total cost of approximately $98.0 million, bringing the aggregate total of common stock repurchased to approximately 217.0 million shares for a total cost of approximately $10.7 billion since the initial authorization in December 2004. The Company has approximately $1.2 billion remaining of authorized share repurchases as of August 31, 2019.

During fiscal 2016, the Company's Board of Directors authorized a quarterly dividend program. During the six months ended August 31, 2019 and September 1, 2018, total cash dividends of $43.4 million were paid, respectively. Subsequent to the end of the second quarter of fiscal 2019, on October 2, 2019, the Company's Board of Directors declared a quarterly dividend of $0.17 per share to be paid on January 14, 2020 to shareholders of record as of the close of business on December 13, 2019. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company's earnings, financial condition and requirements, business conditions and other factors.

Cash dividends, if any, are accrued as a liability on the Company's consolidated balance sheets and recorded as a decrease to retained earnings when declared.

13) Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense, net of estimated forfeitures, in its consolidated financial statements. Currently, the Company's stock-based compensation relates to restricted stock awards, stock options and performance stock units. The Company's restricted stock awards are considered nonvested share awards.

Stock-based compensation expense for the three and six months ended August 31, 2019 was approximately $12.1 million ($8.4 million after tax or $0.07 per diluted share) and approximately $31.4 million ($25.8 million after tax or $0.20 per diluted share), respectively. Stock-based compensation expense for the three and six months ended September 1, 2018 was approximately $13.4 million ($10.2 million after tax or $0.08 per diluted share) and approximately $37.0 million ($26.5 million after tax or $0.19 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the six months ended August 31, 2019 and September 1, 2018 was approximately $0.5 million and $1.3 million, respectively.

Incentive Compensation Plans

The Company grants awards under the Bed Bath & Beyond 2012 Incentive Compensation Plan (the "2012 Plan") and the Bed Bath & Beyond 2018 Incentive Compensation Plan (the "2018 Plan"), which was adopted by the Company and approved by shareholders in 2018. The 2012 Plan includes an aggregate of 43.2 million common shares authorized for issuance and the 2018 Plan includes an aggregate share reserve of 4.6 million shares of common stock, resulting in a total of 47.8 million shares authorized for issuance under both plans.

The terms of the 2012 Plan and the 2018 Plan are substantially similar and enable the Company to offer incentive compensation through stock options (whether nonqualified stock options or incentive stock options), restricted stock awards, stock appreciation rights, performance awards and other stock based awards, including cash awards. Grants are determined by the Compensation Committee for those awards granted to executive officers and by an appropriate committee for all other awards granted. Stock option grants generally become exercisable in either three or five equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company's service on specified vesting dates. Restricted stock awards generally become vested in five to seven equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company's service on specified vesting dates. Performance stock units generally vest over a period of three to four years from the date of grant dependent on the Company's achievement of performance-based tests and subject, in general, to the executive remaining in the Company's service on specified vesting dates.

The Company generally issues new shares for stock option exercises, restricted stock awards and vesting of performance stock units. No grants have been made to date under the 2018 Plan, which expires in May 2028. The 2012 Plan expires in May 2022.

Stock Options

Stock option grants are issued at fair market value on the date of grant and generally become exercisable in either three or five equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company's service on specified vesting dates. Option grants expire eight years after the date of grant. All option grants are nonqualified. As of August 31, 2019, unrecognized compensation expense related to the unvested portion of the Company's stock options was $3.7 million, which is expected to be recognized over a weighted average period of 3.4 years.

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	Six Months Ended
Black-Scholes Valuation Assumptions (1)	August 31, 2019	September 1, 2018
Weighted Average Expected Life (in years) (2)	7.6	6.7
Weighted Average Expected Volatility (3)	39.41%	34.96%
Weighted Average Risk Free Interest Rates (4)	2.39%	2.92%
Expected Dividend Yield (5)	4.34%	3.80%

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

(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.
(5) Expected dividend yield is estimated based on anticipated dividend payouts.

Changes in the Company's stock options for the six months ended August 31, 2019 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	4,395	$47.53
Granted	144	15.68
Exercised	—	—
Forfeited or expired	(2,607)	53.86
Options outstanding, end of period	1,932	$36.62
Options exercisable, end of period	1,094	$45.83

The weighted average fair value for the stock options granted during the first six months of fiscal 2019 and 2018 was $4.18 and $4.31, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of August 31, 2019 was 5.3 years and $0, respectively. The weighted average remaining contractual term for options exercisable as of August 31, 2019 was 4.4 years and the aggregate intrinsic value was $0. There were no stock options exercised during the first six months of fiscal 2019 and 2018.

Restricted Stock

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five to seven equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company's service on specified vesting dates. Vesting of restricted stock is based solely on time vesting. As of August 31, 2019, unrecognized compensation expense related to the unvested portion of the Company's restricted stock awards was $88.4 million, which is expected to be recognized over a weighted average period of 3.9 years.

Changes in the Company's restricted stock for the six months ended August 31, 2019 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	3,747	$41.73
Granted	880	13.52
Vested	(689)	50.47
Forfeited	(424)	36.73
Unvested restricted stock, end of period	3,514	$33.56

Performance Stock Units

Performance stock units ("PSUs") are issued and measured at fair market value on the date of grant. Vesting of PSUs awarded to certain of the Company's executives is dependent on the Company's achievement of a performance-based test during a one-year period from the date of grant and during a three-year period from the date of grant and, assuming achievement of the performance-based test, time vesting over periods of up to four years, subject, in general, to the executive remaining in the Company's service on specified vesting dates. For awards granted in fiscal 2018 and prior, performance during the three-year period were based on Return on Invested Capital ("ROIC") or a combination of Earnings Before Interest and Taxes ("EBIT") margin and ROIC relative to a peer group. For awards granted in fiscal 2019, performance during a one-year period is based on a one-year Company EBIT goal and performance during the three-year period is based on a three-year cumulative Company EBIT goal and a relative three-year Total Shareholder Return ("TSR") goal relative to a peer group. The PSU awards range from a floor of zero to a cap of 150% of target achievement. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the Company's estimate of the percentage of the award that will be achieved. The Company evaluates the estimate on these awards on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of August 31, 2019, unrecognized compensation expense related to the unvested portion of the Company's performance stock units was $7.5 million, which is expected to be recognized over a weighted average period of 2.0 years.

The fair value of the PSUs granted in fiscal 2019 for which performance during the three-year period will be based on a relative three-year Total Shareholder Return ("TSR") goal relative to a peer group was estimated on the date of the grant using a Monte Carlo simulation that uses the assumptions noted in the following table.

Six Months Ended
Monte Carlo Simulation Assumptions	August 31, 2019
Risk Free Interest Rate	1.7%
Expected Dividend Yield	—%
Expected Volatility	43.40%
Expected Term	3 years

Changes in the Company's PSUs for the six months ended August 31, 2019 were as follows:

(Shares in thousands)	Number of Performance Stock Units	Weighted Average Grant-Date Fair Value
Unvested performance stock units, beginning of period	2,082	$27.16
Granted	821	11.02
Vested	(557)	35.09
Forfeited or performance condition adjustments	(173)	24.87
Unvested performance stock units, end of period	2,173	$19.21

14) Earnings per Share

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

Stock-based awards for the three and six months ended August 31, 2019 of approximately 5.9 million and 6.8 million, respectively, and September 1, 2018 of approximately 7.6 million and 8.1 million, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

15) Supplemental Cash Flow Information

The Company paid income taxes of $39.6 million and $34.9 million in the first six months of fiscal 2019 and 2018, respectively. In addition, the Company had interest payments of approximately $40.6 million and $40.7 million in the first six months of fiscal 2019 and 2018, respectively.

The Company recorded an accrual for capital expenditures of $19.3 million and $13.8 million as of August 31, 2019 and September 1, 2018, respectively. In addition, the Company recorded an accrual for dividends payable of $25.6 million and $27.0 million as of August 31, 2019 and September 1, 2018, respectively.

16) Restructuring Activities

In the first quarter of fiscal 2019, the Company expensed pre-tax restructuring charges of approximately $3.9 million, related to the realignment of its store management structure to support its customer-focused initiatives and omnichannel growth. These charges primarily were for severance and related costs in conjunction with this realignment. The Company paid $2.6 million of these costs during the six months ended August 31, 2019.

During the second quarter of fiscal 2019, the Company expensed pre-tax restructuring charges of approximately $22.5 million, related to a corporate workforce reduction which impacted the Company's corporate staff, including executive officers, vice presidents, directors, managers, and professional staff and the Company's decision to outsource certain transaction processing functions within the business. These charges were primarily for severance and related costs in conjunction with transformation initiatives. The Company paid $1.0 million of these costs during the three months ended August 31, 2019.

17) Commitments and Contingencies

The District Attorney's office for the County of Ventura, together with District Attorneys for other counties in California (together, the “District Attorneys"), recently concluded an investigation regarding the management and disposal at the Company's stores in California of certain materials that may be deemed hazardous or universal waste under California law. On March 19, 2019, the District Attorneys provided the Company with a settlement demand that included a proposed civil penalty, reimbursement of investigation costs, and certain injunctive relief, including modifications to the Company's existing compliance program, which already includes associate training, on-going review of disposal rules applicable to various product categories, and specialized third-party disposal. The Company is working with the District Attorneys towards a resolution of this matter and has recorded an accrual for the estimated probable loss for this matter as of August 31, 2019 and March 2, 2019. While no assurance can be given as to its ultimate outcome, the Company does not believe that the final resolution of this matter will have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

On April 21, 2019, Warren Eisenberg and Leonard Feinstein transitioned to the role of Co-Founders and Co-Chairmen Emeriti of the Board of Directors of the Company.  As a result of this transition, Mr. Eisenberg and Mr. Feinstein ceased to be officers of the Company effective as of April 21, 2019, and became entitled to the payments and benefits provided under their employment agreements that apply in the case of a termination without cause, which generally include continued senior status payments until May 2027 and continued participation for the Co-Founders (and their spouses, if applicable) at the Company's expense in employee plans and programs. In addition, the Co-Founders are entitled to supplemental pension payments specified in their employment agreements until the death of the survivor of the Co-Founder and his spouse, reduced by the continued senior status payments referenced in the foregoing sentence.

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

The Company has expensed pre-tax charges related to both the transition of Messrs. Eisenberg and Feinstein to the role of Co-Founders and Co-Chairmen Emeriti of the Board of Directors of the Company and the departure of the Company's CEO of approximately $35.2 million.

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

To advance its mission, the Company is executing on a comprehensive plan to transform its business and position the Company for long-term success. On May 13, 2019, the Company announced that Mary Winston, a seasoned public company executive who recently joined the Company's Board of Directors (the "Board"), was appointed Interim Chief Executive Officer (CEO), after the then CEO stepped down. The Board has formed a CEO search committee to identify a permanent CEO and has made substantial progress toward identifying the Company’s next CEO. During this interim period, the Board and management team are taking a more holistic approach to the Company's on-going business transformation and have identified four key near-term priorities that include: 1) stabilizing sales and driving top-line growth; 2) resetting the cost structure; 3) reviewing and optimizing the Company’s asset base, including its portfolio of retail banners; and 4) refining the Company’s organization structure.

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

The following represents an overview of the Company's financial performance for the periods indicated:

•
Net sales for the three months ended August 31, 2019 were $2.719 billion, a decrease of approximately 7.3% as compared with the three months ended September 1, 2018. Net sales for the six months ended August 31, 2019 were $5.292 billion, a decrease of approximately 7.0% as compared with the six months ended September 1, 2018.

•
Comparable sales for the three and six months ended August 31, 2019 decreased by approximately 6.7% and 6.6%, respectively, as compared to a decrease of approximately 0.6% for both the three and six months ended September 1, 2018. For the three months ended August 31, 2019, comparable sales consummated in-store declined in the high-single-digit percentage range, while comparable sales consummated through customer facing digital channels declined slightly. For the six months ended August 31, 2019, comparable sales consummated in-store declined in the high-single-digit percentage range, partially offset by a slight increase in comparable sales consummated through customer facing digital channels.

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

•
Gross profit for the three months ended August 31, 2019 was $727.0 million, or 26.7% of net sales, compared with $988.6 million, or 33.7% of net sales, for the three months ended September 1, 2018. Gross profit for the six months ended August 31, 2019 was $1.614 billion, or 30.5% of net sales, compared with $1.953 billion, or 34.3% of net sales, for the six months ended September 1, 2018. The decrease in the gross profit margin was primarily attributable to a decrease in merchandise margin, as a result of an incremental reserve for future markdowns of approximately $194.0 million taken in the second quarter of fiscal 2019 related to the Company's transformation initiatives, which was an incremental charge to the actual markdowns recorded in the second quarter of fiscal 2019.

•
Selling, general and administrative expenses ("SG&A") for the three months ended August 31, 2019 were $880.9 million, or 32.4% of net sales, compared with $909.7 million, or 31.0% of net sales, for the three months ended September 1, 2018. SG&A for the six months ended August 31, 2019 were $1.774 billion, or 33.5% of net sales, compared with $1.793 billion, or 31.5% of net sales, for the six months ended September 1, 2018.

•
Goodwill and other impairments for the three and six months ended August 31, 2019 were $28.4 million, or 1.0% of net sales and $429.6 million or 8.1% of net sales, respectively. There were no goodwill and other impairments in the three and six months ended September 1, 2018.

•
Interest expense, net for the three and six months ended August 31, 2019 was $16.3 million and $32.2 million, respectively, compared with $14.6 million and $31.3 million, respectively, for the three and six months ended September 1, 2018.

•
The effective tax rate for the three and six months ended August 31, 2019 was 30.1% and 17.9%, respectively, as compared with 24.3% and 28.4%, respectively, for the three and six months ended September 1, 2018. For the three months and six months ended August 31, 2019, the effective tax rate reflects the impact of charges for goodwill and other impairments and severance costs, portions of which are non-deductible for tax purposes. The tax rates also included other discrete tax items resulting in net after tax benefits of approximately $5.4 million and $1.8 million, respectively, for the three months ended August 31, 2019 and September 1, 2018 and net after tax costs of approximately $7.0 million and $1.5 million, respectively for the six months ended August 31, 2019 and September 1, 2018.

•
For the three months ended August 31, 2019, net loss per diluted share was $(1.12) ($(138.8) million), as compared with net earnings per diluted share of $0.36 ($48.6 million) for the three months ended September 1, 2018. The decrease in net earnings per diluted share for the three months ended August 31, 2019 is the result of the decrease in net earnings due to the items described above, partially offset by the impact of the Company's repurchases of its common stock. In addition, for the three months ended August 31, 2019, net loss per diluted share included the unfavorable impact of approximately $1.46 per diluted share from charges related to the first wave of the Company's transformation initiatives, including severance costs associated with the corporate workforce reduction and the decision to outsource certain functions, and an incremental reserve for future markdowns. This unfavorable impact also included non-cash store impairment charges incurred during the fiscal second quarter of 2019.

For the six months ended August 31, 2019, net loss per diluted share was $(4.06) ($(509.9) million), as compared with net earnings per diluted share of $0.68 ($92.2 million) for the six months ended September 1, 2018. The decrease in net earnings per diluted share for the six months ended August 31, 2019 is the result of the decrease in net earnings due to the items described above, partially offset by the impact of the Company's repurchases of its common stock. In addition, for the six months ended August 31, 2019, net loss per diluted share included the unfavorable impact of approximately $4.52 per diluted share related to goodwill and other impairments charges, including store impairment charges, an incremental reserve for future markdowns related to the Company's transformation initiatives, severance costs and shareholder activity costs.

Capital expenditures for the six months ended August 31, 2019 and September 1, 2018 were $125.2 million and $181.5 million, respectively. In the first six months of fiscal 2019, approximately 50% of the capital expenditures related to technology projects, including investments in the Company's digital capabilities, analytics, logistics, and the development and deployment of new systems and equipment in its stores. The remaining capital expenditures were primarily related to new store openings and investments in existing stores.

The Company continues to review and prioritize its capital needs and remains committed to making the required investments in its infrastructure, including adding resources, to progress the Company's ongoing business transformation. Key areas of investment include: continuing to improve the presentation and content as well as the functionality, general search and navigation across its customer facing digital channels; improving customer data integration and customer relations management capabilities; continuing to enhance service offerings to its customers; continuing to strengthen and deepen its information technology, analytics, marketing and e-commerce groups; and creating more flexible fulfillment options that will improve the Company's delivery capabilities and lower the Company's shipping costs. These and other investments are expected to, among other things, provide a seamless and compelling customer experience across the Company's omnichannel retail platform.

During the six months ended August 31, 2019, the Company opened three new stores and closed two stores. The Company has also completed an initial assessment based on the results of a fleet optimization project for all Bed Bath & Beyond stores with the goal to create a better balance between its physical and digital presence within the markets it serves. As part of this project, the Company continues to analyze stores' performance, profitability, geographic location and customer demographics to understand how best to position its store locations in various markets across the country. Over the past several years, the Company's pace of its store openings has slowed, and the Company has increased the number of store closings. The Company expects to close approximately 60 stores in fiscal 2019, including approximately 40 Bed Bath & Beyond stores and 20 other concept stores. In fiscal 2019, the Company expects to open approximately 12 new stores. As of August 31, 2019, the Company operated 1,534 stores plus the Company's interactive platforms, including websites and applications, and distribution facilities and total store square footage, net of openings and closings, was approximately 43.1 million square feet. As of August 31, 2019, the Company had distribution facilities totaling approximately 7.2 million square feet, supporting its customer facing digital channels as well as its stores and its institutional sales segment.

During fiscal 2016, the Company's Board of Directors authorized a quarterly dividend program. During the six months ended August 31, 2019 and September 1, 2018, total cash dividends of $43.4 million were paid, respectively. Subsequent to the end of the second quarter of fiscal 2019, on October 2, 2019, the Company's Board of Directors declared a quarterly dividend of $0.17 per share to be paid on January 14, 2020 to shareholders of record as of the close of business on December 13, 2019. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company's earnings, financial condition and requirements, business conditions and other factors.

During the three and six months ended August 31, 2019, the Company repurchased approximately 1.4 million and 6.7 million shares, respectively, of its common stock at a total cost of approximately $16.5 million and $98.0 million, respectively. During the three and six months ended September 1, 2018, the Company repurchased approximately 2.1 million and 3.4 million shares, respectively, of its common stock at a total cost of approximately $40.6 million and $62.7 million, respectively. The Company's share repurchase program may be influenced by several factors, including business and market conditions. The Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Results of Operations

Net Sales

Net sales for the three months ended August 31, 2019 were $2.719 billion, a decrease of $215.6 million or approximately 7.3%, compared to $2.935 billion of net sales for the corresponding quarter last year. Net sales for the six months ended August 31, 2019 were $5.292 billion, a decrease of $396.2 million, or approximately, 7.0%, over net sales of $5.689 billion for the corresponding six months last year. The decrease in net sales for the three and six months ended August 31, 2019 was primarily due to a decrease in comparable sales.

The decrease in comparable sales for the three and six months ended August 31, 2019 was approximately 6.7% and 6.6%, respectively, as compared to a decrease of approximately 0.6% for the three and six months ended September 1, 2018. The decrease in comparable sales for the three and six months ended August 31, 2019 was due to a decrease in the number of transactions in stores, partially offset by an increase in the average transaction amount.

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

For the three months ended August 31, 2019, comparable sales consummated in-store declined in the high-single-digit percentage range, while comparable sales consummated through customer facing digital channels declined slightly. For the six months ended August 31, 2019, comparable sales consummated in-store declined in the high-single-digit percentage range, partially offset by a slight increase in comparable sales consummated through customer facing digital channels.

For the three and six months ended August 31, 2019, comparable sales represented $2.639 billion and $5.128 billion of net sales, respectively. For the three and six months ended September 1, 2018, comparable sales represented $2.831 billion and $5.499 billion of net sales, respectively.

Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 38.7% and 61.3% of net sales, respectively, for the three months ended August 31, 2019, and approximately 38.6% and 61.4% of net sales, respectively, for the three months ended September 1, 2018. Sales of domestics merchandise and home furnishings accounted for approximately 37.2% and 62.8% of net sales, respectively, for the six months ended August 31, 2019, and approximately 37.3% and 62.7% of net sales, respectively, for the six months ended September 1, 2018.

Gross Profit

Gross profit for the three months ended August 31, 2019 was $727.0 million, or 26.7% of net sales, compared with $988.6 million, or 33.7% of net sales, for the three months ended September 1, 2018. Gross profit for the six months ended August 31, 2019 was $1.614 billion, or 30.5%, of net sales, compared with $1.953 billion, or 34.3% of net sales, for the six months ended September 1, 2018. The decrease in the gross profit margin as a percentage of net sales for the three and six months ended August 31, 2019 was primarily attributable to a decrease in merchandise margin, as a result of an incremental reserve for future markdowns of approximately $194.0 million taken in the second quarter of fiscal 2019 related to the Company's transformation initiatives, which was an incremental charge to the actual markdowns recorded in the second quarter of fiscal 2019.

This incremental reserve for future markdowns was the result of the Company's strategic decision to reduce inventory by up to $1.0 billion at retail over the next 18 months. This reduction is being driven by the acceleration of the Company’s inventory rationalization efforts, including reductions of aged and duplicative SKUs within the Company’s assortment. By taking this action, the Company is seeking to reset its inventory levels in both stores and distribution centers, as well as refresh its assortment, providing for newness and higher-margin products, all in an effort to drive customer traffic and support top-line performance.

In addition, the Company is investing in the lifetime value of its customers through its annual Beyond Plus membership program. The richer benefits of this program, including twenty percent off entire purchase and free shipping, are realized immediately upon sale and had, and will continue to have, an impact on the Company's gross margin during the period of increasing enrollment. The Beyond Plus membership fee is amortized over the one-year membership period. The Company estimated that the impact of these programs reduced gross margin as a percentage of net sales by approximately 60 basis points for both the three and six months ended August 31, 2019 and 40 and 30 basis points for the three and six months ended September 1, 2018.

Selling, General and Administrative Expenses

SG&A for the three months ended August 31, 2019 was $880.9 million, or 32.4% of net sales, compared with $909.7 million, or 31.0% of net sales, for the three months ended September 1, 2018. The increase in SG&A as a percentage of net sales was primarily attributable to, in order of magnitude, increases in technology-related expenses, including depreciation; and occupancy.

SG&A for the six months ended August 31, 2019 was $1.774 billion, or 33.5% of net sales, compared with $1.793 billion, or 31.5% of net sales, for the six months ended September 1, 2018. The increase in SG&A as a percentage of net sales was primarily attributable to, in order of magnitude, increases in technology-related expenses, including depreciation; payroll and payroll-related expenses (due to severance) and occupancy.

Goodwill and other impairments

Goodwill and other impairments for the three and six months ended August 31, 2019 was $28.4 million, or 1.0% of net sales and $429.6 million, or 8.1% of net sales, respectively. Goodwill impairments were $391.1 million, tradename impairments were $10.2 million and certain store-level and operating lease assets were $28.4 million. The non-cash pre-tax goodwill impairment charges were primarily the result of a sustained decline in the Company's market capitalization. There were no goodwill or other impairments for the three and six months ended September 1, 2018.

Operating (Loss) Profit

Operating loss for the three months ended August 31, 2019 was $182.3 million, or 6.7% of net sales, compared with operating profit of $78.9 million, or 2.7% of net sales, during the comparable period last year. For the six months ended August 31, 2019, operating loss was $589.1 million, or 11.1% of net sales, compared with operating profit of $160.1 million, or 2.8% of net sales, during the comparable period last year. The changes in operating (loss) profit as a percentage of net sales were the result of the reductions in the gross profit margin and the increases in SG&A as a percentage of net sales and goodwill and other impairments as described above.

Interest Expense, net

Interest expense, net for the three and six months ended August 31, 2019 was $16.3 million and $32.2 million, respectively, as compared to $14.6 million and $31.3 million, respectively, for the three and six months ended September 1, 2018. For the three and six months ended August 31, 2019 and September 1, 2018, interest expense, net primarily related to interest on the senior unsecured notes issued by the Company in July 2014.

Income Taxes

The effective tax rate for the three months ended August 31, 2019 was 30.1%, compared with 24.3% for the three months ended September 1, 2018. The tax rate for the three months ended August 31, 2019 and September 1, 2018 included net after tax benefits of approximately $5.4 million and $1.8 million, respectively, due to discrete federal and state tax items occurring during these quarters.

The effective tax rate for the six months ended August 31, 2019 was 17.9%, compared with 28.4% for the six months ended September 1, 2018. For the six months ended August 31, 2019, the effective tax rate reflects the impact of charges for goodwill and other impairments and severance costs, potions of which are non-deductible for tax purposes. The tax rates for the six months ended August 31, 2019 and September 1, 2018 included net after tax costs of approximately $7.0 million and $1.5 million, respectively, due to discrete and federal and state tax items occurring during these quarters.

Potential volatility in the effective tax rate from year to year may occur as the Company is required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net (Loss) Earnings

As a result of the factors described above, net loss for the three and six months ended August 31, 2019 was $138.8 million and $509.9 million, compared with net earnings of $48.6 million and $92.2 million, respectively, for the corresponding periods in fiscal 2018.

Transformation
The Company has undertaken significant change to adapt to the dynamic retail environment and the evolving needs of its customers to improve its competitive position and has been executing on a comprehensive plan to transform its business and position the Company for long-term success. During this interim period as described above, the Board and management team are taking a more holistic approach to the Company's on-going business transformation and have identified four key near-term priorities that include: 1) stabilizing sales and driving top-line growth; 2) resetting the cost structure; 3) reviewing and optimizing the Company’s asset base, including its portfolio of retail banners; and 4) refining the Company’s organization structure.

The long-term success of the Company's transformation efforts is dependent, in part, upon the Company’s ability to execute its near-term priorities.

Liquidity and Capital Resources

The Company has been able to finance its operations, including its growth and acquisitions, substantially through internally generated funds. The Company ended the second quarter of fiscal 2019 in a strong cash position, which it anticipates maintaining, to provide the Company the flexibility to fund its ongoing initiatives and act upon other opportunities that may arise. As of August 31, 2019, the Company had approximately $1.004 billion in cash and investment securities, a decrease of approximately $90.6 million compared with the corresponding period in fiscal 2018. For fiscal 2019, the Company believes that it can continue to finance its operations, including its planned capital expenditures, debt service obligations, cash dividends, and share repurchases, through existing and internally generated funds. In addition, if necessary, the Company could borrow under its $250 million revolving credit facility or the available balances under its lines of credit. Capital expenditures for fiscal 2019 are planned to be approximately $350 million to $375 million, with approximately 50% related to technology projects, as well as the spend associated with a store refresh program, and investments in warehouses for e-commerce distribution and personalized product. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Fiscal 2019 compared to Fiscal 2018

Net cash provided by operating activities for the six months ended August 31, 2019 was $255.9 million, compared with $639.0 million in the corresponding period in fiscal 2018. Year over year, the Company experienced a decrease in net earnings, as adjusted for non-cash expenses (primarily goodwill and other impairments and deferred income taxes) and a decrease in cash provided by the net components of working capital (primarily prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities, partially offset by merchandise inventories).

Retail inventory, which includes inventory in the Company’s distribution facilities for direct to customer shipments, was approximately $2.3 billion at August 31, 2019, a decrease of 17.8% compared to retail inventory at September 1, 2018. The Company continues to focus on its inventory optimization strategies.

Net cash provided by investing activities for the six months ended August 31, 2019 was $362.8 million, compared with net cash used in investing activities of $5.0 million in the corresponding period of fiscal 2018. For the six months ended August 31, 2019, net cash provided by investing activities was primarily due to $488.0 million of redemptions of investment securities, net of purchases, partially offset by $125.2 million of capital expenditures. For the six months ended September 1, 2018, net cash used in investing activities was primarily due to $181.5 million of capital expenditures, partially offset by $176.5 million of redemptions of investment securities, net of purchases.

Net cash used in financing activities for the six months ended August 31, 2019 was $141.3 million, compared with $106.1 million in the corresponding period of fiscal 2018. The increase in net cash used in financing activities was primarily due to an increase in common stock repurchases of $35.2 million.

Seasonality

The Company's business is subject to seasonal influences. Generally, its sales volumes are higher in the calendar months of August, November and December, and lower in February.

Critical Accounting Policies

See "Critical Accounting Policies" under Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 2019 ("2018 Form 10-K"), filed with the Securities and Exchange Commission ("SEC"). Except for the changes due to the adoption of ASU 2016-02 related to leases discussed in "Recent Accounting Pronouncements," Note 2, there were no changes to the Company's critical accounting policies during the first six months of fiscal 2019.

Forward-Looking Statements

This Form 10-Q may contain forward-looking statements, including, but not limited to, the Company's progress and anticipated progress towards its long-term objectives. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, goal and similar words and phrases. The Company's actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment; consumer preferences, spending habits and adoption of new technologies; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; civil disturbances and terrorist acts; unusual weather patterns and natural disasters; competition from existing and potential competitors across all channels; pricing pressures; liquidity; the ability to achieve anticipated cost savings, and to not exceed anticipated costs, associated with organizational changes and investments; the ability to attract and retain qualified employees in all areas of the organization, including a permanent Chief Executive Officer; the cost of labor, merchandise and other costs and expenses; potential supply chain disruption due to trade restrictions, political instability, labor disturbances, product recalls, financial or operational instability of suppliers or carriers, and other items; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s plans for new stores; the ability to establish and profitably maintain the appropriate mix of digital and physical presence in the markets it serves; the ability to assess and implement technologies in support of the Company’s development of its omnichannel capabilities; uncertainty in financial markets; volatility in the price of the Company’s common stock and its effect, and the effect of other factors, on the Company’s capital allocation strategy; risks associated with the ability to achieve a successful outcome for its business concepts and to otherwise achieve its business strategies; the impact of intangible asset and other impairments; disruptions to the Company’s information technology systems including but not limited to security breaches of systems protecting consumer and employee information or other types of cybercrimes or cybersecurity attacks; reputational risk arising from challenges to the Company’s or a third party product or service supplier’s compliance with various laws, regulations or standards, including those related to labor, health, safety, privacy or the environment; reputational risk arising from third-party merchandise or service vendor performance in direct home delivery or assembly of product for customers; changes to statutory, regulatory and legal requirements, including without limitation proposed changes affecting international trade, changes to, or new tax laws or interpretation of existing tax laws; new, or developments in existing, litigation, claims or assessments; changes to, or new, accounting standards; foreign currency exchange rate fluctuations; and the integration of acquired businesses. The Company does not undertake any obligation to update its forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment securities. The Company's market risks at August 31, 2019 are similar to those disclosed in Item 7A of the Company's 2018 Form 10-K.

As of August 31, 2019, the Company's investments include cash and cash equivalents of approximately $983.8 million and long term investments in auction rate securities of approximately $20.4 million at weighted average interest rates of 1.51% and 2.29%, respectively. The book value of these investments is representative of their fair values.

The Company's senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of August 31, 2019, the fair value of the senior unsecured notes was $1.146 billion, which is based on quoted prices in active markets for identical instruments compared to the carrying value of approximately $1.495 billion.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company's management, with the participation of its Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of August 31, 2019 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The District Attorney's office for the County of Ventura, together with District Attorneys for other counties in California (together, the “District Attorneys"), recently concluded an investigation regarding the management and disposal at the Company's stores in California of certain materials that may be deemed hazardous or universal waste under California law. On March 19, 2019, the District Attorneys provided the Company with a settlement demand that included a proposed civil penalty, reimbursement of investigation costs, and certain injunctive relief, including modifications to the Company's existing compliance program, which already includes associate training, on-going review of disposal rules applicable to various product categories, and specialized third-party disposal. The Company is working with the District Attorneys towards a resolution of this matter and has recorded an accrual for the estimated probably loss for this matter as of August 31, 2019 and as of March 2, 2019. While no assurance can be given as to its ultimate outcome, the Company does not believe that the final resolution of this matter will have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's purchases of its common stock during the second quarter of fiscal 2019 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly or Announced Plans Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
June 2, 2019 - June 29, 2019	895,000	$12.21	895,000	$1,325,285,108
June 30, 2019 - July 27, 2019	480,200	$11.34	480,200	$1,319,838,739
July 28, 2019 - August 31, 2019	8,500	$9.20	8,500	$1,319,760,523
Total	1,383,700	$11.89	1,383,700	$1,319,760,523

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

10.1*
Form of Standard Performance Stock Unit Agreement under 2018 or 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on June 19, 2019)

10.2*	Employment Agreement between the Company and Mary A. Winston (dated as of June 26, 2019) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 2, 2019)

31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page of Bed Bath & Beyond Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2019, formatted in Inline XBRL (included within Exhibit 101 attachments)
________________

*	This is a management contract or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: October 9, 2019	By:	/s/ Robyn M. D'Elia
Robyn M. D'Elia
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)