Form 10-Q/A
period 2019-08-31
BED BATH & BEYOND INC
filed 2019-10-15
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this amended Form 10-Q is to correct a typographical error in Item 2 of Part II of the Form 10-Q filed by the Company on October 9, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's purchases of its common stock during the second quarter of fiscal 2019 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly or Announced Plans Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
June 2, 2019 - June 29, 2019	895,000	$12.21	895,000	$1,243,830,308
June 30, 2019 - July 27, 2019	480,200	$11.34	480,200	$1,238,383,938
July 28, 2019 - August 31, 2019	8,500	$9.20	8,500	$1,238,305,723
Total	1,383,700	$11.89	1,383,700	$1,238,305,723

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

BED BATH & BEYOND INC.
(Registrant)

Date: October 15, 2019	By:	/s/ Robyn M. D'Elia
Robyn M. D'Elia
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)