Form 10-Q
period 2019-11-30
BED BATH & BEYOND INC
filed 2020-01-09
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Number of shares outstanding of the issuer's Common Stock:

Class	Outstanding at November 30, 2019
Common Stock - $0.01 par value	126,960,648

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	November 30, 2019	March 2, 2019

Assets
Current assets:
Cash and cash equivalents	$900,077	$508,971
Short term investment securities	—	485,799
Merchandise inventories	2,543,247	2,618,922
Prepaid expenses and other current assets	361,116	296,280

Total current assets	3,804,440	3,909,972

Long term investment securities	20,103	20,010
Property and equipment, net	1,749,543	1,853,091
Operating lease assets	1,947,008	—
Goodwill	—	391,052
Other assets	490,894	396,416

Total assets	$8,011,988	$6,570,541

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,210,274	$1,094,078
Accrued expenses and other current liabilities	690,890	623,734
Merchandise credit and gift card liabilities	337,515	339,322
Current operating lease liabilities	459,364	—
Current income taxes payable	—	20,498

Total current liabilities	2,698,043	2,077,632

Other liabilities	185,247	395,409
Income taxes payable	41,856	49,235
Operating lease liabilities	1,750,353	—
Long term debt	1,488,284	1,487,934

Total liabilities	6,163,783	4,010,210

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—
Common stock - $0.01 par value; authorized - 900,000 shares; issued 344,077 and 342,582, respectively; outstanding 126,961 and 132,233 shares, respectively	3,440	3,426
Additional paid-in capital	2,155,500	2,118,673
Retained earnings	10,460,810	11,112,887
Treasury stock, at cost; 217,116 and 210,349 shares, respectively	(10,715,177)	(10,616,045)
Accumulated other comprehensive loss	(56,368)	(58,610)

Total shareholders' equity	1,848,205	2,560,331

Total liabilities and shareholders' equity	$8,011,988	$6,570,541

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018

Net sales	$2,759,322	$3,032,231	$8,051,758	$8,720,916

Cost of sales	1,845,485	2,028,521	5,523,754	5,763,797

Gross profit	913,837	1,003,710	2,528,004	2,957,119

Selling, general and administrative expenses	931,814	954,197	2,705,457	2,747,519

Goodwill and other impairments	11,781	—	441,405	—

Operating (loss) profit	(29,758)	49,513	(618,858)	209,600

Interest expense, net	17,179	22,691	49,419	54,034

(Loss) earnings before provision for income taxes	(46,937)	26,822	(668,277)	155,566

(Benefit) provision for income taxes	(8,385)	2,468	(119,875)	38,997

Net (loss) earnings	$(38,552)	$24,354	$(548,402)	$116,569

Net (loss) earnings per share - Basic	$(0.31)	$0.18	$(4.40)	$0.86
Net (loss) earnings per share - Diluted	$(0.31)	$0.18	$(4.40)	$0.86

Weighted average shares outstanding - Basic	123,099	133,811	124,688	135,070
Weighted average shares outstanding - Diluted	123,099	133,998	124,688	135,425

Dividends declared per share	$0.17	$0.16	$0.51	$0.48

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2019	December 1, 2018	November 30, 2019	December 1, 2018

Net (loss) earnings	$(38,552)	$24,354	$(548,402)	$116,569

Other comprehensive income (loss):

Change in temporary impairment of auction rate securities, net of taxes	(308)	55	69	220
Pension adjustment, net of taxes	1,388	(1,981)	2,027	(1,188)
Currency translation adjustment	473	(4,346)	146	(10,158)

Other comprehensive income (loss)	1,553	(6,272)	2,242	(11,126)

Comprehensive (loss) income	$(36,999)	$18,082	$(546,160)	$105,443

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(in thousands, unaudited)

	Three Months Ended November 30, 2019
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at August 31, 2019	343,595	$3,436	$2,150,542	$10,521,658	(217,029)	$(10,714,012)	$(57,921)	$1,903,703

Net loss				(38,552)				(38,552)

Other comprehensive income, net of tax							1,553	1,553

Dividend declared				(22,296)				(22,296)

Issuance of restricted shares, net	474	5	(5)					—

Payment and vesting of performance stock units	8	(1)	1					—

Stock-based compensation expense, net			4,962					4,962

Repurchase of common stock, including fees					(87)	(1,165)		(1,165)
Balance at November 30, 2019	344,077	$3,440	$2,155,500	$10,460,810	(217,116)	$(10,715,177)	$(56,368)	$1,848,205

	Nine Months Ended November 30, 2019
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at March 2, 2019	342,582	$3,426	$2,118,673	$11,112,887	(210,349)	$(10,616,045)	$(58,610)	$2,560,331

Net loss				(548,402)				(548,402)

Other comprehensive income, net of tax							2,242	2,242

Effect of Adoption of ASU 2016-02				(40,700)				(40,700)

Dividend declared				(62,975)				(62,975)

Issuance of restricted shares, net	930	9	(9)					—

Payment and vesting of performance stock units	565	5	(5)					—

Stock-based compensation expense, net			36,841					36,841

Repurchase of common stock, including fees					(6,767)	(99,132)		(99,132)
Balance at November 30, 2019	344,077	$3,440	$2,155,500	$10,460,810	(217,116)	$(10,715,177)	$(56,368)	$1,848,205

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(in thousands, unaudited)

	Three Months Ended December 1, 2018
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at September 1, 2018	342,708	$3,427	$2,096,282	$11,386,561	(204,657)	$(10,530,712)	$(53,150)	$2,902,408

Net earnings				24,354				24,354

Other comprehensive loss, net of tax							(6,272)	(6,272)

Dividend declared				(22,005)				(22,005)

Issuance of restricted shares, net	(51)	—	—					—

Stock-based compensation expense, net			12,508					12,508

Repurchase of common stock, including fees					(528)	(7,718)		(7,718)
Balance at December 1, 2018	342,657	$3,427	$2,108,790	$11,388,910	(205,185)	$(10,538,430)	$(59,422)	$2,903,275

	Nine Months Ended December 1, 2018
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at March 3, 2018	341,795	$3,418	$2,057,975	$11,343,503	(201,297)	$(10,467,972)	$(48,296)	$2,888,628

Net earnings				116,569				116,569

Other comprehensive loss, net of tax							(11,126)	(11,126)

Effect of Adoption of ASU 2014-09				(4,221)				(4,221)

Dividend declared				(66,941)				(66,941)

Issuance of restricted shares, net	398	4	(4)					—

Payment and vesting of performance stock units	464	5	(5)					—

Stock-based compensation expense, net			50,824					50,824

Repurchase of common stock, including fees					(3,888)	(70,458)		(70,458)
Balance at December 1, 2018	342,657	$3,427	$2,108,790	$11,388,910	(205,185)	$(10,538,430)	$(59,422)	$2,903,275

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended
	November 30, 2019	December 1, 2018
Cash Flows from Operating Activities:

Net (loss) earnings	$(548,402)	$116,569
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	255,121	246,482
Goodwill and other impairments	441,405	—
Gain on sale of a building	—	(29,690)
Stock-based compensation	36,112	49,268
Deferred income taxes	(85,626)	(214)
Other	(3,671)	(2,162)
Decrease (increase) in assets:
Merchandise inventories	75,787	(279,837)
Trading investment securities	21	1,651
Other current assets	(113,476)	88,220
Other assets	(4,029)	872
Increase (decrease) in liabilities:
Accounts payable	145,988	401,785
Accrued expenses and other current liabilities	69,831	96,702
Merchandise credit and gift card liabilities	(1,817)	7,449
Income taxes payable	(27,872)	(7,266)
Operating lease assets and liabilities, net	14,240	—
Other liabilities	3,515	(24,394)

Net cash provided by operating activities	257,127	665,435

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	(57,000)	(246,425)
Redemption of held-to-maturity investment securities	545,000	385,125
Capital expenditures	(188,352)	(256,490)
Proceeds from sale of a building	—	11,183

Net cash provided by (used in) investing activities	299,648	(106,607)

Cash Flows from Financing Activities:

Payment of dividends	(64,340)	(64,877)
Repurchase of common stock, including fees	(99,132)	(70,458)

Net cash used in financing activities	(163,472)	(135,335)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	113	(7,120)

Net increase in cash, cash equivalents and restricted cash	393,416	416,373

Cash, cash equivalents and restricted cash:

Beginning of period	529,971	367,140
End of period	$923,387	$783,513

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1)	Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of November 30, 2019 and March 2, 2019 and the results of its operations, shareholders' equity, and comprehensive (loss) income for the three and nine months ended November 30, 2019 and December 1, 2018, respectively, and its cash flows for the nine months ended November 30, 2019 and December 1, 2018, respectively.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by U.S. generally accepted accounting principles ("GAAP"). Reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 2019 for additional disclosures, including a summary of the Company's significant accounting policies, and to subsequently filed Form 8-Ks.

The consolidated statement of cash flows for the nine months ended December 1, 2018 was revised to include restricted cash due to the adoption of the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash in fiscal 2018.

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under GAAP and therefore is not a reportable segment. Net sales outside of the U.S. for the Company were not material for the three and nine months ended November 30, 2019 and December 1, 2018. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

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

Revenues from gift cards, gift certificates and merchandise credits are recognized when redeemed. Gift cards have no provisions for reduction in the value of unused card balances over defined time periods and have no expiration dates. For the nine months ended November 30, 2019, the Company recognized net sales for gift card and merchandise credit redemptions of approximately $102.9 million, which were included in merchandise credit and gift card liabilities on the consolidated balance sheet as of March 2, 2019.

Sales returns are provided for in the period that the related sales are recorded based on historical experience. Although the estimate for sales returns has not varied materially from historical provisions, actual experience could vary from historical experience in the future if the level of sales return activity changes materially. In the future, if the Company concludes that an adjustment is required due to material changes in the returns activity, the liability for estimated returns and the corresponding right of return asset will be adjusted accordingly. As of November 30, 2019, the liability for estimated returns of $89.0 million is included in accrued expenses and other current liabilities, and the corresponding right of return asset for merchandise of $55.0 million is included in prepaid expenses and other current assets.

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 35.0% and 65.0% of net sales, respectively, for the three months ended November 30, 2019, and approximately 34.6% and 65.4% of net sales, respectively, for the three months ended December 1, 2018. Sales of domestics merchandise and home furnishings accounted for approximately 36.4% and 63.6% of net sales, respectively, for both the nine months ended November 30, 2019 and December 1, 2018.

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

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The Company's investment securities consist primarily of U.S. Treasury securities, which are stated at amortized cost, and auction rate securities, which are stated at their fair value. The book value of the financial instruments, excluding the Company's long term debt, is representative of their fair values. The fair value of the Company's long term debt is approximately $1.158 billion as of November 30, 2019, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.495 billion.

5) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $221.0 million and $92.9 million as of November 30, 2019 and March 2, 2019, respectively.

6) Investment Securities

The Company's investment securities as of November 30, 2019 and March 2, 2019 are as follows:

(in millions)	November 30, 2019	March 2, 2019
Available-for-sale securities:
Long term	$20.0	$19.9

Held-to-maturity securities:
Short term	—	485.8
Total investment securities	$20.0	$505.7

Auction Rate Securities

As of November 30, 2019 and March 2, 2019, the Company's long term available-for-sale investment securities represented approximately $20.3 million par value of auction rate securities consisting of preferred shares of closed end municipal bond funds, less temporary valuation adjustments of approximately $0.3 million and $0.4 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company's net earnings.

U.S. Treasury Securities

As of November 30, 2019, the Company did not hold any short term held-to maturity securities. As of March 2, 2019, the Company’s short term held-to-maturity securities included approximately $485.8 million of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation).

7) Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. In the three and nine months ended November 30, 2019, the Company recorded $11.8 million and $40.1 million, respectively, for non-cash pre-tax impairment charges within goodwill and other impairments in the consolidated statement of operations for certain store-level assets, including leasehold improvements and operating lease assets. There were no impairments to long-lived assets in the three and nine months ended December 1, 2018. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

8) Property and Equipment

As of November 30, 2019 and March 2, 2019, included in property and equipment, net is accumulated depreciation of approximately $2.1 billion and $3.5 billion, respectively.

9) Leases

The Company leases retail stores, as well as distribution facilities, offices and equipment, under agreements expiring at various dates through 2041. The leases provide for original lease terms that generally range from 10 to 15 years and most leases provide for a series of five year renewal options, often at increased rents, the exercise of which is at the Company's sole discretion. In recognizing the lease right-of-use assets and lease liabilities, the Company utilizes the lease term for which it is reasonably certain to use the underlying asset, including consideration of options to extend or terminate the lease. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial for the three and nine months ended November 30, 2019 and December 1, 2018), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

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

The components of total lease cost for the three and nine months ended November 30, 2019, were as follows:

(in thousands)	Statement of Operations Location	Three months ended November 30, 2019	Nine months ended November 30, 2019
Operating lease cost	Cost of sales and SG&A	$142,941	$430,614
Finance lease cost:
Depreciation of property	SG&A	648	1,944
Interest on lease liabilities	Interest expense, net	2,225	6,661
Variable lease cost	Cost of sales and SG&A	50,372	148,542
Sublease income	SG&A	(278)	(834)
Total lease cost		$195,908	$586,927

As of November 30, 2019, assets and liabilities related to the Company's operating and finance leases were as follows:

(in thousands)	Consolidated Balance Sheet Location	November 30, 2019
Assets
Operating leases	Operating lease assets	$1,947,008
Finance leases	Property and equipment, net	69,935
Total Lease assets		$2,016,943

Liabilities
Current:
Operating leases	Current operating lease liabilities	$459,364
Finance leases	Accrued expenses and other current liabilities	1,564
Noncurrent:
Operating leases	Operating lease liabilities	1,750,353
Finance leases	Other liabilities	102,776
Total lease liabilities		$2,314,057

As of November 30, 2019, the Company's lease liabilities mature as follows:

(in thousands)	Operating Leases	Finance Leases
Fiscal Year:
Remainder of 2019	$134,523	$2,616
2020	584,813	10,469
2021	492,310	10,434
2022	397,953	10,407
2023	305,256	10,524
Thereafter	746,125	259,584
Total lease payments	$2,660,980	$304,034
Less imputed interest	(451,263)	(199,694)
Present value of lease liabilities	$2,209,717	$104,340

The Company's lease terms and discount rates were as follows:

November 30, 2019
Weighted-average remaining lease term (in years)
Operating leases	6.0
Finance leases	25.9
Weighted-average discount rate
Operating leases	6.1%
Finance leases	9.0%

Other information with respect to the Company's leases is as follows:

(in thousands)	Nine months ended November 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$423,877
Operating cash flows from finance leases	7,755
Operating lease assets obtained in exchange for new operating lease liabilities	320,989

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

As of March 2, 2019, the capital lease obligations were approximately $3.8 million, for which the current and long-term portions were included within accrued expenses and other current liabilities and other liabilities, respectively, in the consolidated balance sheet. Monthly minimum lease payments are accounted for as principal and interest payments. The minimum capital lease payments, including interest, by fiscal year were: $0.9 million in fiscal 2019; $0.8 million in fiscal 2020; $0.7 million in fiscal 2021; $0.6 million in fiscal 2022; $0.6 million in fiscal 2023; and $1.0 million thereafter.

The Company has financing obligations related to two sale-leaseback agreements, which approximated the discounted fair value of the minimum lease payments, had a residual fair value at the end of the lease term and are being amortized over the term of the respective agreements, including option periods, of 32 and 37 years. As of March 2, 2019, the sale-leaseback financing obligations were approximately $101.7 million, for which the current and long-term portions were included within accrued expenses and other current liabilities and other liabilities, respectively, in the consolidated balance sheet. Monthly lease payments are accounted for as principal and interest payments (at approximate annual interest rates of 7.2% and 10.6%). These sale-leaseback financing obligations, excluding the residual fair value at the end of the lease term, mature as follows: $0.8 million in fiscal 2019; $0.9 million in fiscal 2020; $0.9 million in fiscal 2021; $1.0 million in fiscal 2022; $1.0 million in fiscal 2023; and $75.4 million thereafter.

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
Other indefinite lived intangible assets were recorded as a result of acquisitions and primarily consist of tradenames. The Company values its tradenames using a relief-from-royalty approach, which assumes the value of the tradename is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the tradename and instead licensed the tradename from another company. As of June 1, 2019, for certain other indefinite lived intangible assets, the Company completed a quantitative impairment analysis by comparing the fair value of the tradenames to their carrying value and recognized a non-cash pre-tax tradename impairment charge of $10.2 million, within goodwill and other impairments in the consolidated statement of operations, for certain tradenames. As of November 30, 2019, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these other indefinite lived assets did not exceed their carrying values and concluded no such events or circumstances existed which would require an impairment test be performed. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.
There were no impairments of indefinite lived intangible assets in the three months ended November 30, 2019. Included within other assets in the accompanying consolidated balance sheets as of November 30, 2019 and March 2, 2019, respectively, are $133.6 million and $143.8 million for indefinite lived tradenames and trademarks.

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

The Notes were issued under an indenture (the "Base Indenture"), as supplemented by a first supplemental indenture (together, with the Base Indenture, the "Indenture"), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of November 30, 2019.

Revolving Credit Agreement

On November 14, 2017, the Company replaced its existing $250 million five year senior unsecured revolving credit facility agreement with various lenders with a new $250 million five year senior unsecured revolving credit facility agreement ("Revolver") with various lenders maturing November 14, 2022. The new Revolver has essentially the same terms and requirements as the prior revolving credit facility agreement. During the nine months ended November 30, 2019, the Company did not have any borrowings under the Revolver.

The Revolver contains customary affirmative and negative covenants and also requires the Company to maintain a maximum leverage ratio. The Company was in compliance with all covenants related to the Revolver as of November 30, 2019.

Deferred financing costs associated with the Notes and the revolving credit facilities of approximately $10.5 million were capitalized. In the accompanying Consolidated Balance Sheets, the deferred financing costs are included in long term debt, net of amortization, for the Notes, and are included in other assets, net of amortization, for the Revolver. These deferred financing costs for the Notes and the Revolver are being amortized over the term of each of the Notes and the term of the Revolver and such amortization is included in interest expense, net in the consolidated statements of operations. Interest expense related to the Notes and the revolving credit facilities, including the commitment fee and the amortization of deferred financing costs, was approximately $18.2 million for both the three months ended November 30, 2019 and December 1, 2018 and $54.6 million and $54.7 million for the nine months ended November 30, 2019 and December 1, 2018, respectively.

Lines of Credit

At November 30, 2019, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of February 23, 2020 and August 30, 2020, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first nine months of fiscal 2019, the Company did not have any direct borrowings under the uncommitted lines of credit. Although no assurances can be provided, the Company intends to renew both uncommitted lines of credit before the respective expiration dates.

12) Shareholders' Equity

The Company has authorization to make repurchases of shares of the Company's common stock from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

Between December 2004 and September 2015, the Company's Board of Directors authorized, through several share repurchase programs, the repurchase of up to $11.950 billion of the Company's shares of common stock. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock and performance stock unit awards. In the first nine months of fiscal 2019, the Company repurchased approximately 6.8 million shares of its common stock for a total cost of approximately $99.1 million, bringing the aggregate total of common stock repurchased to approximately 217.1 million shares for a total cost of approximately $10.7 billion since the initial authorization in December 2004. The Company has approximately $1.2 billion remaining of authorized share repurchases as of November 30, 2019.

During fiscal 2016, the Company's Board of Directors authorized a quarterly dividend program. During the nine months ended November 30, 2019 and December 1, 2018, total cash dividends of $64.3 million and $64.9 million were paid, respectively. Subsequent to the end of the third quarter of fiscal 2019, on January 8, 2020, the Company's Board of Directors declared a quarterly dividend of $0.17 per share to be paid on April 14, 2020 to shareholders of record as of the close of business on March 13, 2020. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company's earnings, financial condition and requirements, business conditions and other factors.

Cash dividends, if any, are accrued as a liability on the Company's consolidated balance sheets and recorded as a decrease to retained earnings when declared.

13) Stock-Based Compensation

The Company measures all stock-based compensation awards for employees and non-employee directors using a fair value method and records such expense, net of estimated forfeitures, in its consolidated financial statements. Currently, the Company's stock-

based compensation relates to restricted stock awards, stock options, restricted stock units and performance stock units. The Company's restricted stock awards are considered nonvested share awards.

Stock-based compensation expense for the three and nine months ended November 30, 2019 was approximately $4.7 million ($3.8 million after tax or $0.03 per diluted share) and approximately $36.1 million ($29.6 million after tax or $0.24 per diluted share), respectively. Stock-based compensation expense for the three and nine months ended December 1, 2018 was approximately $12.3 million ($11.1 million after tax or $0.08 per diluted share) and approximately $49.3 million ($36.9 million after tax or $0.27 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the nine months ended November 30, 2019 and December 1, 2018 was approximately $0.7 million and $1.6 million, respectively.

Incentive Compensation Plans

The Company grants awards under the Bed Bath & Beyond 2012 Incentive Compensation Plan (the "2012 Plan") and the Bed Bath & Beyond 2018 Incentive Compensation Plan (the "2018 Plan"). The 2012 Plan includes an aggregate of 43.2 million common shares authorized for issuance and the 2018 Plan includes an aggregate share reserve of 4.6 million shares of common stock, resulting in a total of 47.8 million shares authorized for issuance under both plans.

The terms of the 2012 Plan and the 2018 Plan are substantially similar and enable the Company to offer incentive compensation through stock options (whether nonqualified stock options or incentive stock options), restricted stock awards, stock appreciation rights, performance awards, and other stock-based awards and cash-based awards. Grants are determined by the Compensation Committee of the Board of Directors of the Company for those awards granted to executive officers, by the Board of Directors of the Company for awards granted to non-employee directors and by an appropriate committee for all other awards granted. Stock option grants generally become exercisable in either three or five equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company's service on specified vesting dates. Restricted stock awards generally become vested in five to seven equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company's service on specified vesting dates. Performance stock units generally vest over a period of three to four years from the date of grant dependent on the Company's achievement of performance-based tests and subject, in general, to the executive remaining in the Company's service on specified vesting dates.

The Company generally issues new shares for stock option exercises, restricted stock awards and vesting of performance stock units. No grants have been made to date under the 2018 Plan, which expires in May 2028. The 2012 Plan expires in May 2022.

As described in further detail below, in fiscal 2019, the Company granted stock-based awards to the Company's new President and Chief Executive Officer as an inducement material to his commencement of employment and entry into an employment agreement with the Company. The inducement awards were made in accordance with Nasdaq Listing Rule 5635(c)(4)and were not made under the 2012 Plan or the 2018 Plan.

Stock Options

Stock option grants are issued at fair market value on the date of grant and generally become exercisable in either three or five equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company's service on specified vesting dates. Option grants expire eight years after the date of grant. All option grants are nonqualified. As of November 30, 2019, unrecognized compensation expense related to the unvested portion of the Company's stock options was $3.3 million, which is expected to be recognized over a weighted average period of 2.9 years.

The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	Nine Months Ended
Black-Scholes Valuation Assumptions (1)	November 30, 2019	December 1, 2018
Weighted Average Expected Life (in years) (2)	7.6	6.7
Weighted Average Expected Volatility (3)	39.41%	34.96%
Weighted Average Risk Free Interest Rates (4)	2.39%	2.92%
Expected Dividend Yield (5)	4.34%	3.80%

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
(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.
(5) Expected dividend yield is estimated based on anticipated dividend payouts.

Changes in the Company's stock options for the nine months ended November 30, 2019 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	4,395	$47.53
Granted	144	15.68
Exercised	—	—
Forfeited or expired	(2,607)	53.86
Options outstanding, end of period	1,932	$36.61
Options exercisable, end of period	1,269	$43.14

The weighted average fair value for the stock options granted during the first nine months of fiscal 2019 and 2018 was $4.18 and $4.31, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding as of November 30, 2019 was 4.2 years and $0, respectively. The weighted average remaining contractual term for options exercisable as of November 30, 2019 was 3.1 years and the aggregate intrinsic value was $0. There were no stock options exercised during the first nine months of fiscal 2019 and 2018.

Restricted Stock

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five to seven equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company's service on specified vesting dates. Vesting of restricted stock is based solely on time vesting. As of November 30, 2019, unrecognized compensation expense related to the unvested portion of the Company's restricted stock awards was $78.3 million, which is expected to be recognized over a weighted average period of 3.8 years.

Changes in the Company's restricted stock for the nine months ended November 30, 2019 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	3,747	$41.73
Granted	890	13.51
Vested	(892)	42.57
Forfeited	(540)	36.40
Unvested restricted stock, end of period	3,205	$34.56

Performance Stock Units

Performance stock units ("PSUs") are issued and measured at fair market value on the date of grant. Vesting of PSUs awarded to certain of the Company's executives is dependent on the Company's achievement of a performance-based test during a one-year period from the date of grant and during a three-year period from the date of grant and, assuming achievement of the performance-based test, time vesting over periods of up to four years, subject, in general, to the executive remaining in the Company's service on specified vesting dates. For awards granted in fiscal 2019, performance during a one-year period is based on a one-year Company Earnings Before Interest and Taxes ("EBIT") goal and performance during the three-year period is based on a three-year cumulative Company EBIT goal and a relative three-year Total Shareholder Return ("TSR") goal relative to a peer group. The PSU awards range from a floor of zero to a cap of 150% of target achievement. For awards granted in fiscal 2018 and prior, performance during the three-year period were based on Return on Invested Capital ("ROIC") or a combination of EBIT margin and ROIC relative to a peer group. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the Company's estimate of the percentage of the award that will be achieved. The Company evaluates the estimate on these awards on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of November 30, 2019, unrecognized compensation expense related to the unvested portion of the Company's performance stock units, excluding the stock-based inducement awards discussed below, was $6.9 million, which is expected to be recognized over a weighted average period of 1.8 years.

The fair value of the PSUs granted in fiscal 2019, excluding the stock-based inducement awards discussed below, for which performance during the three-year period will be based on a relative three-year Total Shareholder Return ("TSR") goal relative to a peer group was estimated on the date of the grant using a Monte Carlo simulation that uses the assumptions noted in the following table.

Nine Months Ended
Monte Carlo Simulation Assumptions	November 30, 2019
Risk Free Interest Rate	1.75%
Expected Dividend Yield	—%
Expected Volatility	43.37%
Expected Term	3 years

Changes in the Company's PSUs, excluding the stock-based inducement awards discussed below, for the nine months ended November 30, 2019 were as follows:

(Shares in thousands)	Number of Performance Stock Units	Weighted Average Grant-Date Fair Value
Unvested performance stock units, beginning of period	2,082	$27.16
Granted	821	11.02
Vested	(565)	35.25
Forfeited or performance condition adjustments	(516)	16.46
Unvested performance stock units, end of period	1,822	$20.41

Inducement Awards

On November 4, 2019, in connection with the appointment of the Company's new President and Chief Executive Officer, the Company granted stock-based awards as an inducement material to his commencement of employment and entry into an employment agreement with the Company. These inducement awards were approved by the Compensation Committee of the Board of Directors of the Company and did not require shareholder approval in accordance with Nasdaq Listing Rule 5635(c)(4). The following inducement awards were granted:

•	Time-vesting restricted stock units ("RSUs") consisting of the following:

◦	39,105 RSUs, which will vest on November 4, 2020, subject, in general, to the recipient remaining in the Company's service through the vesting date;

◦
539,648 RSUs, which will vest on the following schedule (i) 273,734 RSUs will vest on March 31, 2020, (ii) 132,957 RSUs will vest on September 30, 2020, and (iii) 132,957 RSUs will vest on March 31, 2021, and in each case subject, in general, to the recipient remaining in the Company's service through the vesting date,

•
273,735 PSUs, which will vest, if at all, on November 4, 2021, based on performance goals relating to a three-year strategic plan with respect to the business of the Company, and subject, in general, to the recipient remaining in the Company's service through the vesting date.

Other than with respect to the vesting schedule described above, these inducement awards are generally subject to substantially the same terms and conditions as awards that are made under the 2018 Plan. RSUs are converted into shares of common stock upon payment following vesting. The weighted average fair value of these stock-based inducement awards was $13.65. As of November 30, 2019, unrecognized compensation expense related to the unvested portion of the inducement awards comprised of RSUs was $6.7 million, which is expected to be recognized over a weighted average period of 1.3 years and unrecognized compensation expense related to the unvested portion of the inducement awards comprised of PSUs was $3.4 million, which is expected to be recognized over a weighted average period of 1.9 years. Pursuant to the terms of his employment agreement, the President and CEO must hold at least forty percent (40%) of the after-tax shares of common stock he receives pursuant to the inducement awards until he has satisfied the terms of the Company’s stock ownership guidelines.

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

Stock-based awards for the three and nine months ended November 30, 2019 of approximately 5.0 million and 6.2 million, respectively, and December 1, 2018 of approximately 7.7 million and 8.0 million, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

15) Supplemental Cash Flow Information

The Company paid income taxes of $40.2 million and $57.8 million in the first nine months of fiscal 2019 and 2018, respectively. In addition, the Company had interest payments of approximately $42.8 million and $42.9 million in the first nine months of fiscal 2019 and 2018, respectively.

The Company recorded an accrual for capital expenditures of $21.9 million and $19.8 million as of November 30, 2019 and December 1, 2018, respectively. In addition, the Company recorded an accrual for dividends payable of $27.0 million and $27.5 million as of November 30, 2019 and December 1, 2018, respectively. In the third quarter of fiscal 2018, the Company recorded a $31.1 million note receivable in connection with the sale of a building.

16) Restructuring Activities

In the first quarter of fiscal 2019, the Company expensed pre-tax restructuring charges of approximately $3.9 million, related to the realignment of its store management structure to support its customer-focused initiatives and omnichannel growth. These charges primarily were for severance and related costs in conjunction with this realignment. The Company paid $2.8 million of these costs during the nine months ended November 30, 2019.

During the second quarter of fiscal 2019, the Company expensed pre-tax restructuring charges of approximately $22.5 million, related to a corporate workforce reduction which impacted the Company's corporate staff, including executive officers, vice presidents, directors, managers, and professional staff and the Company's decision to outsource certain transaction processing functions within the business. These charges were primarily for severance and related costs in conjunction with transformation initiatives. The Company paid $4.5 million of these costs during the nine months ended November 30, 2019.

17) Commitments and Contingencies

The District Attorney's office for the County of Ventura, together with District Attorneys for other counties in California (together, the “District Attorneys"), recently concluded an investigation regarding the management and disposal at the Company's stores in California of certain materials that may be deemed hazardous or universal waste under California law. On March 19, 2019, the District Attorneys provided the Company with a settlement demand that included a proposed civil penalty, reimbursement of investigation costs, and certain injunctive relief, including modifications to the Company's existing compliance program, which already includes associate training, on-going review of disposal rules applicable to various product categories, and specialized third-party disposal. The Company is working with the District Attorneys towards a resolution of this matter and has recorded an accrual for the estimated probable loss for this matter as of November 30, 2019 and March 2, 2019. While no assurance can be given as to its ultimate outcome, the Company does not believe that the final resolution of this matter will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

The Company's former Chief Executive Officer ("Former CEO") departed the Company effective as of May 12, 2019. In accordance with the terms of the Former CEO's employment and equity award agreements, the Former CEO was entitled to three times his then-current salary, payable over three years in normal payroll installments, except that any amount due prior to the six months after his departure, was paid in a lump sum after such six-month period. Such amounts will be reduced by any compensation earned with any subsequent employer or otherwise and will be subject to the Former CEO's compliance with a one-year non-competition and non-solicitation covenant. Further, as a result of this departure, the time-vesting component of the Former CEO's stock-based awards accelerated, including (i) stock options (which currently are “underwater”), (ii) PSU awards which had previously met the related performance-based test, had been certified by the Compensation Committee, and remained subject solely to time-vesting, and (iii) PSU awards (assuming target level of performance) which remain subject to attainment of any performance goals and the certification of the applicable performance-based tests by the Compensation Committee, as provided under his award agreements.

The Former CEO was also party to a supplemental executive retirement benefit agreement (“SERP”) and a related escrow agreement, pursuant to which the Former CEO was entitled to receive a supplemental retirement benefit as a result of the separation from service from the Company. Pursuant to the SERP, as a result of the separation from service with the Company as of May 12, 2019 being treated as a termination without cause, the Former CEO is entitled to a lump sum payment equal to the present value of an annual amount equal to 50% of the Former CEO's annual base salary on the date of termination of employment if such annual amount were paid for a period of 10 years in accordance with the Company’s normal payroll practices, subject to the Former CEO's timely execution and non-revocation of a release of claims in favor of the Company, which was paid on the first business day following the six-month anniversary of the Former CEO's termination of service. Although the SERP provides that the Former CEO will be protected from any impact resulting from the possible application of Section 409A of the Code to the terms of the SERP due to the complexities surrounding Section 409A, the Company believes that no such payment will be required.

The Company has expensed pre-tax charges related to both the transition of Messrs. Eisenberg and Feinstein to the role of Co-Founders and Co-Chairmen Emeriti of the Board of Directors of the Company and the departure of the Former CEO of approximately $35.2 million.

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

18) Subsequent Events

Subsequent to the end of the third quarter of fiscal 2019, the Company announced extensive leadership changes and in the fourth quarter of fiscal 2019, the Company will expense severance related charges of approximately $11.0 million.

Subsequent to the end of the third quarter of fiscal 2019, the Company completed a sale-leaseback transaction on approximately 2.1 million square feet of owned real estate, generating over $250 million in net proceeds and in the fourth quarter of fiscal 2019. The Company will record a loss of approximately $33.0 million related to this transaction in the fourth quarter of fiscal 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the "Company") is an omnichannel retailer that makes it easy for its customers to feel at home. The Company sells a wide assortment of domestics merchandise and home furnishings which operates under the names Bed Bath & Beyond ("BBB"), Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, "CTS"), Harmon, Harmon Face Values, or Face Values (collectively, "Harmon"), buybuy BABY ("Baby") and World Market, Cost Plus World Market, or Cost Plus (collectively, "Cost Plus World Market"). Customers can purchase products either in-store, online, with a mobile device or through a customer contact center. The Company generally has the ability to have customer purchases picked up in-store or shipped direct to the customer from the Company's distribution facilities, stores or vendors. In addition, the Company operates One Kings Lane, an authority in home décor and design, offering a unique collection of select home goods, designer and vintage items; PersonalizationMall.com ("PMall"), an industry-leading online retailer of personalized products; and Decorist, an online interior design platform that provides personalized home design services. The Company also operates Linen Holdings, a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, healthcare and other industries. Additionally, the Company is a partner in a joint venture which operates retail stores in Mexico under the name Bed Bath & Beyond.

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under U.S. generally accepted accounting principles and therefore is not a reportable segment.

The Company is executing on a comprehensive plan to transform its business and position the Company for long-term success. On May 13, 2019, the Company announced that Mary Winston, a seasoned public company executive who had recently joined the Company's Board of Directors (the "Board"), was appointed Interim Chief Executive Officer ("Interim CEO"), after the former CEO stepped down. During this interim period, the Board and management team were focused on driving four key near-term priorities that include: 1) stabilizing sales and driving top-line growth; 2) resetting the cost structure; 3) reviewing and optimizing the Company’s asset base, including its portfolio of retail banners; and 4) refining the Company’s organization structure. On October 6, 2019, the Company’s Board appointed Mark J. Tritton as President and CEO of the Company, effective as of November 4, 2019, succeeding Interim CEO, Mary A. Winston. During the first two months of his tenure, Mr. Tritton has been assessing the operations, portfolio, capabilities and culture of the Company to develop a strategic plan to position the Company to deliver long-term, sustainable growth. Mr. Tritton plans to communicate the details of the Company's strategy over the coming months.

The integration of retail store and customer facing digital channels allows the Company to provide its customers with a seamless shopping experience. In-store purchases are primarily fulfilled from that store's inventory, or may also be shipped to a customer from one of the Company's distribution facilities, from a vendor, or from another store. Purchases, including web and mobile, can be shipped to a customer from the Company's distribution facilities, directly from vendors, or from a store. The Company's customers can also choose to pick up online orders in a store, as well as return online purchases to a store. Customers can also make purchases through one of the Company's customer contact centers and in-store through The Beyond Store, the Company's proprietary web-based platform. These capabilities allow the Company to better serve customers across various channels.

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

The following represents an overview of the Company's financial performance for the periods indicated:

•
Net sales for the three months ended November 30, 2019 were $2.759 billion, a decrease of approximately 9.0% as compared with the three months ended December 1, 2018. Net sales for the nine months ended November 30, 2019 were $8.052 billion, a decrease of approximately 7.7% as compared with the nine months ended December 1, 2018.

•
Comparable sales for the three and nine months ended November 30, 2019 decreased by approximately 8.3% and 7.2%, respectively, as compared to a decrease of approximately 1.8% and 1.0% for the three and nine months ended December

1, 2018, respectively. For the three months ended November 30, 2019, comparable sales consummated in-store declined in the high-single-digit percentage range, while comparable sales consummated through customer facing digital channels declined in the mid-single digit percentage range. For the nine months ended November 30, 2019, comparable sales consummated in-store declined in the high-single-digit percentage range, while comparable sales consummated through customer facing digital channels declined in the low-single digit percentage range.

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

•
Gross profit for the three months ended November 30, 2019 was $913.8 million, or 33.1% of net sales, compared with $1.004 billion, or 33.1% of net sales, for the three months ended December 1, 2018. Gross profit for the nine months ended November 30, 2019 was $2.528 billion, or 31.4% of net sales, compared with $2.957 billion, or 33.9% of net sales, for the nine months ended December 1, 2018. The decrease in the gross profit margin for the nine months ended November 30, 2019 was primarily attributable to a decrease in merchandise margin, as a result of an incremental inventory reserve for future markdowns of approximately $169.8 million related to the Company's transformation initiatives, which was an incremental charge to the actual markdowns recorded in the second and third quarters of fiscal 2019.

•
Selling, general and administrative expenses ("SG&A") for the three months ended November 30, 2019 were $931.8 million, or 33.8% of net sales, compared with $954.2 million, or 31.5% of net sales, for the three months ended December 1, 2018. SG&A for the nine months ended November 30, 2019 were $2.705 billion, or 33.6% of net sales, compared with $2.748 billion, or 31.5% of net sales, for the nine months ended December 1, 2018.

•
Goodwill and other impairments for the three and nine months ended November 30, 2019 were $11.8 million, or 0.4% of net sales, and $441.4 million or 5.5% of net sales, respectively. There were no goodwill and other impairments in the three and nine months ended December 1, 2018.

•
Interest expense, net for the three and nine months ended November 30, 2019 was $17.2 million and $49.4 million, respectively, compared with $22.7 million and $54.0 million, respectively, for the three and nine months ended December 1, 2018.

•
The effective tax rate for both the three and nine months ended November 30, 2019 was 17.9%, as compared with 9.2% and 25.1%, respectively, for the three and nine months ended December 1, 2018. For the three and nine months ended November 30, 2019, the effective tax rate reflects the impact of charges for goodwill and other impairments and severance costs, portions of which are non-deductible for tax purposes. The tax rates also included other discrete tax items resulting in net after tax costs of approximately $3.5 million and $10.5 million, respectively for the three and nine months ended November 30, 2019 and net after tax benefits of approximately $4.8 million and $3.2 million for the three and nine months ended December 1, 2018.

•
For the three months ended November 30, 2019, net loss per diluted share was $(0.31) ($(38.6) million), as compared with net earnings per diluted share of $0.18 ($24.4 million) for the three months ended December 1, 2018. The decrease in net earnings per diluted share for the three months ended November 30, 2019 is the result of the decrease in net earnings due to the items described above and by the impact of the Company's repurchases of its common stock. In addition, for the three months ended November 30, 2019, net loss per diluted share included a net benefit of approximately $0.07 per diluted share from the favorable impact from an adjustment to the incremental inventory reserve for future markdowns related to the Company's transformation initiatives, partially offset by a non-cash charge for the impairment of certain store-level assets incurred during the fiscal third quarter of 2019. For the three months ended December 1, 2018, net earnings per diluted share included the favorable impact of approximately $0.16 from the gain on the sale of a building.

For the nine months ended November 30, 2019, net loss per diluted share was $(4.40) ($(548.4) million), as compared with net earnings per diluted share of $0.86 ($116.6 million) for the nine months ended December 1, 2018. The decrease in net earnings per diluted share for the nine months ended November 30, 2019 is the result of the decrease in net earnings due to the items described above and by the impact of the Company's repurchases of its common stock. In addition, for the nine months ended November 30, 2019, net loss per diluted share included the unfavorable impact of approximately $4.48 per diluted share related to goodwill and other impairments charges, including store impairment charges, an incremental inventory reserve for future markdowns related to the Company's transformation initiatives, severance costs and shareholder activity costs. For the nine months ended December 1, 2018, net earnings per diluted share included the favorable impact of approximately $0.16 from the gain on the sale of a building.

Capital expenditures for the nine months ended November 30, 2019 and December 1, 2018 were $188.4 million and $256.5 million, respectively. In the first nine months of fiscal 2019, approximately 50% of the capital expenditures related to technology projects, including investments in the Company's digital capabilities, analytics, logistics, and the development and deployment of new systems and equipment in its stores. The remaining capital expenditures were primarily related to investments in stores, including remodels and new store openings.

The Company continues to review and prioritize its capital needs and remains committed to making the required investments to accelerate the Company's ongoing business transformation.

During the nine months ended November 30, 2019, the Company opened seven new stores and closed 16 stores. The Company has also completed an initial assessment based on the results of a fleet optimization project for all Bed Bath & Beyond stores with the goal to create a better balance between its physical and digital presence within the markets it serves. As part of this project, the Company continues to analyze stores' performance, profitability, geographic location and customer demographics to understand how best to position its store locations in various markets across the country. Over the past several years, the Company's pace of its store openings has slowed, and the Company has increased the number of store closings. The Company expects to close approximately 40 stores in fiscal 2019, including approximately 20 Bed Bath & Beyond stores and 20 other concept stores. As of the end of the fiscal second quarter of 2019, the Company had planned to close 60 stores, including approximately 40 Bed Bath & Beyond stores and 20 other concept stores. The Company has decided to delay the closing of 20 of the 40 Bed Bath & Beyond stores that were scheduled to close, to utilize these stores during the first half of fiscal 2020 to better facilitate the clearance and sell through of the merchandise associated with the inventory reduction initiative. In fiscal 2019, the Company expects to open approximately 10 new stores. As of November 30, 2019, the Company operated 1,524 stores plus the Company's interactive platforms, including websites and applications, and distribution facilities and total store square footage, net of openings and closings, was approximately 42.7 million square feet. As of November 30, 2019, the Company had distribution facilities totaling approximately 7.2 million square feet, supporting its customer facing digital channels as well as its stores and its institutional sales segment.

During fiscal 2016, the Company's Board of Directors authorized a quarterly dividend program. During the nine months ended November 30, 2019 and December 1, 2018, total cash dividends of $64.3 million and $64.9 million were paid, respectively. Subsequent to the end of the third quarter of fiscal 2019, on January 8, 2020, the Company's Board of Directors declared a quarterly dividend of $0.17 per share to be paid on April 14, 2020 to shareholders of record as of the close of business on March 13, 2020. The Company expects to pay quarterly cash dividends on its common stock in the future, subject to the determination by the Board of Directors, based on an evaluation of the Company's earnings, financial condition and requirements, business conditions and other factors.

During the three and nine months ended November 30, 2019, the Company repurchased approximately 87,000 and 6.8 million shares, respectively, of its common stock at a total cost of approximately $1.2 million and $99.1 million, respectively. During the three and nine months ended December 1, 2018, the Company repurchased approximately 0.5 million and 3.9 million shares, respectively, of its common stock at a total cost of approximately $7.7 million and $70.5 million, respectively. The Company's share repurchase program may be influenced by several factors, including business and market conditions. The Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Results of Operations

Net Sales

Net sales for the three months ended November 30, 2019 were $2.759 billion, a decrease of $272.9 million or approximately 9.0%, compared to $3.032 billion of net sales for the corresponding quarter last year. Net sales for the nine months ended November 30, 2019 were $8.052 billion, a decrease of $669.2 million, or approximately 7.7%, over net sales of $8.721 billion for the corresponding nine months last year. The decrease in net sales for the three and nine months ended November 30, 2019 was primarily due to a decrease in comparable sales.

The decrease in comparable sales for the three and nine months ended November 30, 2019 was approximately 8.3% and 7.2%, respectively, as compared to a decrease of approximately 1.8% and 1.0% for the three and nine months ended December 1, 2018. The decrease in comparable sales for the three and nine months ended November 30, 2019 was due to a decrease in the number of transactions in stores, partially offset by an increase in the average transaction amount. In addition, the Company's fiscal third quarter was significantly impacted by the calendar shift of the Thanksgiving holiday this fiscal year resulting in one less week of holiday sales compared to the prior year period.

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

For the three months ended November 30, 2019, comparable sales consummated in-store declined in the high-single-digit percentage range, while comparable sales consummated through customer facing digital channels declined in the mid-single digit percentage range. For the nine months ended November 30, 2019, comparable sales consummated in-store declined in the high-single-digit percentage range, while comparable sales consummated through customer facing digital channels declined in the low-single digit percentage range.

For the three and nine months ended November 30, 2019, comparable sales represented $2.707 billion and $7.836 billion of net sales, respectively. For the three and nine months ended December 1, 2018, comparable sales represented $2.933 billion and $8.432 billion of net sales, respectively.

Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 35.0% and 65.0% of net sales, respectively, for the three months ended November 30, 2019, and approximately 34.6% and 65.4% of net sales, respectively, for the three months ended December 1, 2018. Sales of domestics merchandise and home furnishings accounted for approximately 36.4% and 63.6% of net sales, respectively, for both the nine months ended November 30, 2019 and December 1, 2018.

Gross Profit

Gross profit for the three months ended November 30, 2019 was $913.8 million, or 33.1% of net sales, compared with $1.004 billion, or 33.1% of net sales, for the three months ended December 1, 2018. Gross profit for the nine months ended November 30, 2019 was $2.528 billion, or 31.4% of net sales, compared with $2.957 billion, or 33.9% of net sales, for the nine months ended December 1, 2018. The decrease in the gross profit margin for the nine months ended November 30, 2019 was primarily attributable to a decrease in merchandise margin, as a result of an incremental inventory reserve for future markdowns of approximately $169.8 million related to the Company's transformation initiatives, which was an incremental charge to the actual markdowns recorded in the second and third quarters of fiscal 2019.

This incremental reserve for future markdowns was the result of the Company's strategic decision to reduce inventory by up to $1.0 billion at retail from the end of the second quarter of fiscal 2019 through the end of fiscal 2020. This reduction is being driven by the Company’s inventory rationalization efforts, including reductions of aged and duplicative SKUs within the Company’s assortment. By taking this action, the Company is seeking to reset its inventory levels in both stores and distribution centers, as well as refresh its assortment, providing for newness and higher-margin products, all in an effort to drive customer traffic and support top-line performance.

In addition, the Company is investing in the lifetime value of its customers through its annual Beyond Plus membership program. The richer benefits of this program, including twenty percent off entire purchase and free shipping, are realized immediately upon sale and had, and will continue to have, an impact on the Company's gross margin during the period of increasing enrollment. The Beyond Plus membership fee is amortized over the one-year membership period. The Company estimated that the impact of these programs reduced gross margin as a percentage of net sales by approximately 35 and 50 basis points for the three and nine months ended November 30, 2019, respectively, and 30 and 40 basis points for the three and nine months ended December 1, 2018.

Selling, General and Administrative Expenses

SG&A for the three months ended November 30, 2019 was $931.8 million, or 33.8% of net sales, compared with $954.2 million, or 31.5% of net sales, for the three months ended December 1, 2018. SG&A for the three months ended December 1, 2018 included the gain on the sale of a building of $28.3 million. In addition, as a percentage of net sales, SG&A included increases in advertising, due in part to the growth in digital advertising; fixed costs, such as occupancy and technology-related expenses, including depreciation; and higher management consulting expenses associated with some of the Company's strategic initiatives.

SG&A for the nine months ended November 30, 2019 was $2.705 billion, or 33.6% of net sales, compared with $2.748 billion, or 31.5% of net sales, for the nine months ended December 1, 2018. The increase in SG&A as a percentage of net sales was primarily attributable to, in order of magnitude, increases in technology-related expenses, including depreciation; occupancy, payroll and payroll-related expenses (due to severance); and advertising, due in part to the growth in digital advertising. SG&A for the nine months ended December 1, 2018 included the gain on the sale of a building of $28.3 million.

Goodwill and other impairments

Goodwill and other impairments for the three and nine months ended November 30, 2019 was $11.8 million, or 0.4% of net sales, and $441.4 million, or 5.5% of net sales, respectively. Goodwill impairments were $391.1 million, tradename impairments were $10.2 million and certain store-level and operating lease assets were $40.1 million. The non-cash pre-tax goodwill impairment charges were primarily the result of a sustained decline in the Company's market capitalization. There were no goodwill or other impairments for the three and nine months ended December 1, 2018.

Operating (Loss) Profit

Operating loss for the three months ended November 30, 2019 was $29.8 million, or (1.1%) of net sales, compared with operating profit of $49.5 million, or 1.6% of net sales, during the comparable period last year. For the nine months ended November 30, 2019, operating loss was $618.9 million, or (7.7%) of net sales, compared with operating profit of $209.6 million, or 2.4% of net sales, during the comparable period last year. The changes in operating (loss) profit as a percentage of net sales were the result of the reductions in the gross profit margin and the increases in SG&A as a percentage of net sales and goodwill and other impairments as described above.

Interest Expense, net

Interest expense, net for the three and nine months ended November 30, 2019 was $17.2 million and $49.4 million, respectively, as compared to $22.7 million and $54.0 million, respectively, for the three and nine months ended December 1, 2018. For the three and nine months ended November 30, 2019 and December 1, 2018, interest expense, net primarily related to interest on the senior unsecured notes issued by the Company in July 2014.

Income Taxes

The effective tax rate for the three months ended November 30, 2019 was 17.9%, compared with 9.2% for the three months ended December 1, 2018. The tax rate for the three months ended November 30, 2019 included net after tax costs of approximately $3.5 million while the tax rate for the three months ended December 1, 2018 included net after tax benefits of approximately $4.8 million, respectively, due to discrete federal and state tax items occurring during these quarters.

The effective tax rate for the nine months ended November 30, 2019 was 17.9%, compared with 25.1% for the nine months ended December 1, 2018. For the nine months ended November 30, 2019, the effective tax rate reflects the impact of charges for goodwill and other impairments and severance costs, portions of which are non-deductible for tax purposes. The tax rate for the nine months ended November 30, 2019 included net after tax costs of approximately $10.5 million and the tax rate for the nine months ended December 1, 2018 included net after tax benefits of approximately $3.2 million, respectively, due to discrete and federal and state tax items occurring during these respective periods.

Potential volatility in the effective tax rate from year to year may occur as the Company is required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net (Loss) Earnings

As a result of the factors described above, net loss for the three and nine months ended November 30, 2019 was $38.6 million and $548.4 million, compared with net earnings of $24.4 million and $116.6 million, respectively, for the corresponding periods in fiscal 2018.

Transformation

The Company has undertaken significant change to adapt to the dynamic retail environment and the evolving needs of its customers to improve its competitive position and has been executing on a comprehensive plan to transform its business and position the Company for long-term success. During the interim period as described above, the Board and management team were executing against four key near-term priorities that include: 1) stabilizing sales and driving top-line growth; 2) resetting the cost structure; 3) reviewing and optimizing the Company’s asset base, including its portfolio of retail banners; and 4) refining the Company’s organization structure. On October 6, 2019, the Company’s Board appointed Mark J. Tritton as President and CEO of the Company, effective as of November 4, 2019. During the first two months of his tenure, Mr. Tritton has been assessing the operations, portfolio, capabilities and culture of the Company while maintaining focus on accelerating its extensive transformation efforts and driving against these near-term priorities to generate saving and reinvest for future growth. Early actions include the extensive restructure of the Company’s leadership team, including the departure of six senior members, which was announced subsequent to the fiscal 2019 third quarter, on December 17, 2019. Interim leaders have been appointed in merchandising, digital, marketing, owned brands and legal, while the Company actively recruits for these roles. The new leadership team will be charged with streamlining decision-making, accelerating the pace of transformation, and re-establishing the Company’s authority in the home space through a more customer focused, omnichannel retail operation, a redefined product assortment, and a more convenient and inspirational shopping experience. Subsequent to the end of the third quarter of fiscal 2019, the Company completed a sale-leaseback transaction with respect to approximately 2.1 million square feet of owned real estate, generating over $250 million in net proceeds. As previously announced, while the Company cannot make any assurances, the Company, together with its outside advisors, continues to review its portfolio of retail concepts and owned real estate to optimize its asset base and enhance shareholder value. The net proceeds from the sale-leaseback transaction and any other potential cash-generating transactions could be used to reinvest in the Company’s core business operations to drive growth, fund share repurchases, reduce the Company’s outstanding debt, or some combination of these. In connection with this review, the Company continues to evaluate certain remaining owned real estate. In other activity, the Company has been further evaluating its product assortment and taking aggressive steps to rationalize the assortment and better manage its inventory. These are among the early accelerated actions being taken to lay the foundation to create a new vision for the Company. The Company's President and CEO plans to communicate the details of the Company's growth strategy over the coming months.

Liquidity and Capital Resources

The Company has been able to finance its operations, including its growth and acquisitions, substantially through internally generated funds. The Company ended the third quarter of fiscal 2019 in a strong cash position, which it anticipates maintaining, to provide the Company the flexibility to fund its ongoing initiatives and act upon other opportunities that may arise. As of November 30, 2019, the Company had approximately $920.2 million in cash and investment securities, a decrease of approximately $100.4 million compared with the corresponding period in fiscal 2018. For fiscal 2019, the Company believes that it can continue to finance its operations, including its planned capital expenditures, debt service obligations, cash dividends, and share repurchases, through existing and internally generated funds. In addition, if necessary, the Company could borrow under its $250 million revolving credit facility or the available balances under its lines of credit. Capital expenditures for fiscal 2019 are planned to be approximately $275 million to $300 million, with approximately 50% related to technology projects, as well as the spend associated with a store refresh program, and investments in warehouses for e-commerce distribution and personalized product. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis.

Fiscal 2019 compared to Fiscal 2018

Net cash provided by operating activities for the nine months ended November 30, 2019 was $257.1 million, compared with $665.4 million in the corresponding period in fiscal 2018. Year over year, the Company experienced a decrease in net earnings, as adjusted for non-cash expenses (primarily goodwill and other impairments and deferred income taxes) and a decrease in cash provided by the net components of working capital (primarily accounts payable and other assets, partially offset by merchandise inventories.)

Retail inventory, which includes inventory in the Company’s distribution facilities for direct to customer shipments, was approximately $2.5 billion at November 30, 2019, a decrease of 15.6% compared to retail inventory at December 1, 2018. The Company continues to focus on its inventory optimization strategies.

Net cash provided by investing activities for the nine months ended November 30, 2019 was $299.6 million, compared with net cash used in investing activities of $106.6 million in the corresponding period of fiscal 2018. For the nine months ended November 30, 2019, net cash provided by investing activities was primarily due to $488.0 million of redemptions of investment securities, net of purchases, partially offset by $188.4 million of capital expenditures. For the nine months ended December 1, 2018, net cash used in investing activities was primarily due to $256.5 million of capital expenditures, partially offset by $138.7 million of redemptions of investment securities, net of purchases and $11.2 million of proceeds from the sale of a building.

Net cash used in financing activities for the nine months ended November 30, 2019 was $163.5 million, compared with $135.3 million in the corresponding period of fiscal 2018. The increase in net cash used in financing activities was primarily due to an increase in common stock repurchases of $28.7 million.

Seasonality

The Company's business is subject to seasonal influences. Generally, its sales volumes are higher in the calendar months of August, November and December, and lower in February.

Critical Accounting Policies

See "Critical Accounting Policies" under Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 2019 ("2018 Form 10-K"), filed with the Securities and Exchange Commission ("SEC"). Except for the changes due to the adoption of ASU 2016-02 related to leases discussed in "Recent Accounting Pronouncements," Note 2, there were no changes to the Company's critical accounting policies during the first nine months of fiscal 2019.

Forward-Looking Statements

This Form 10-Q may contain forward-looking statements, including, but not limited to, the Company's progress and anticipated progress towards its long-term objectives. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, goal and similar words and phrases. The Company's actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment; consumer preferences, spending habits and adoption of new technologies; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; civil disturbances and terrorist acts; unusual weather patterns and natural disasters; competition from existing and potential competitors across all channels; pricing pressures; liquidity; the ability to achieve anticipated cost savings, and to not exceed anticipated costs, associated with organizational changes and investments; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise and other costs and expenses; potential supply chain disruption due to trade restrictions, political instability, labor disturbances, product recalls, financial or operational instability of suppliers or carriers, and other items; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s plans for new stores; the ability to establish and profitably maintain the appropriate mix of digital and physical presence in the markets it serves; the ability to assess and implement technologies in support of the Company’s development of its omnichannel capabilities; uncertainty in financial markets; volatility in the price of the Company’s common stock and its effect, and the effect of other factors, on the Company’s capital allocation strategy; risks associated with the ability to achieve a successful outcome for its business concepts and to otherwise achieve its business strategies; the impact of intangible asset and other impairments; disruptions to the Company’s information technology systems including but not limited to security breaches of systems protecting consumer and employee information or other types of cybercrimes or cybersecurity attacks; reputational risk arising from challenges to the Company’s or a third party product or service supplier’s compliance with various laws, regulations or standards, including those related to labor, health, safety, privacy or the environment; reputational risk arising from third-party merchandise or service vendor performance in direct home delivery or assembly of product for customers; changes to statutory, regulatory and legal requirements, including without limitation proposed changes affecting international trade, changes to, or new tax laws or interpretation of existing tax laws; new, or developments in existing, litigation, claims or assessments; changes to, or new, accounting standards; and foreign currency exchange rate fluctuations. The Company does not undertake any obligation to update its forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment securities. The Company's market risks at November 30, 2019 are similar to those disclosed in Item 7A of the Company's 2018 Form 10-K.

As of November 30, 2019, the Company's investments include cash and cash equivalents of approximately $900.1 million and long term investments in auction rate securities of approximately $20.0 million at weighted average interest rates of 1.06% and 1.76%, respectively. The book value of these investments is representative of their fair values.

The Company's senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of November 30, 2019, the fair value of the senior unsecured notes was $1.158 billion, which is based on quoted prices in active markets for identical instruments compared to the carrying value of approximately $1.495 billion.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company's management, with the participation of its Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of November 30, 2019 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The District Attorney's office for the County of Ventura, together with District Attorneys for other counties in California (together, the “District Attorneys"), recently concluded an investigation regarding the management and disposal at the Company's stores in California of certain materials that may be deemed hazardous or universal waste under California law. On March 19, 2019, the District Attorneys provided the Company with a settlement demand that included a proposed civil penalty, reimbursement of investigation costs, and certain injunctive relief, including modifications to the Company's existing compliance program, which already includes associate training, on-going review of disposal rules applicable to various product categories, and specialized third-party disposal. The Company is working with the District Attorneys towards a resolution of this matter and has recorded an accrual for the estimated probable loss for this matter as of November 30, 2019 and as of March 2, 2019. While no assurance can be given as to its ultimate outcome, the Company does not believe that the final resolution of this matter will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's purchases of its common stock during the third quarter of fiscal 2019 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly or Announced Plans Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
September 1, 2019 - September 28, 2019	3,200	$10.58	3,200	$1,238,271,869
September 29, 2019 - October 26, 2019	7,200	$12.21	7,200	$1,238,183,963
October 27, 2019 - November 30, 2019	76,700	$13.54	76,700	$1,237,145,824
Total	87,100	$13.32	87,100	$1,237,145,824

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
(2) Excludes brokerage commissions paid by the Company.

Item 6. Exhibits

The exhibits to this Report are included herein.

Exhibit No.	Exhibit

10.1*	Employment Agreement between the Company and Mark J. Tritton (dated as of October 6, 2019) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on October 10, 2019)

10.2* **	Sign-On Restricted Stock Unit Agreement between the Company and Mark J. Tritton (dated as of November 4, 2019)

10.3* **	Make-Whole Restricted Stock Unit Agreement between the Company and Mark J. Tritton (dated as of November 4, 2019)

10.4* **	Make-Whole Performance Stock Unit Agreement between the Company and Mark J. Tritton (dated as of November 4, 2019)

31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page of Bed Bath & Beyond Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2019, formatted in Inline XBRL (included within Exhibit 101 attachments)
________________

*	This is a management contract or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: January 9, 2020	By:	/s/ Robyn M. D'Elia
Robyn M. D'Elia
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)