Form 10-K
period 2020-02-29
BED BATH & BEYOND INC
filed 2020-04-29
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 0-20214
BED BATH & BEYOND INC.
(Exact name of registrant as specified in its charter)

New York	11-2250488
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
650 Liberty Avenue, Union, New Jersey 07083
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: 908/688-0888
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common stock, $.01 par value	BBBY	The Nasdaq Stock Market LLC
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No X
As of August 31, 2019, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the Nasdaq Global Select Market) was $1,215,838,574.*
The number of shares outstanding of the registrant’s common stock (par value $0.01 per share) at March 28, 2020: 126,553,062.
Documents Incorporated by Reference
Portions of the Registrant’s definitive proxy statement for the 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III hereof.

*
For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 832,991 shares beneficially owned by directors and executive officers. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

PART I
Unless otherwise indicated, the term "Company" refers collectively to Bed Bath & Beyond Inc. and subsidiaries as of February 29, 2020. The Company’s fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, fiscal 2019, fiscal 2018, and fiscal 2017 represented 52 weeks, 52 weeks, and 53 weeks, respectively, and ended on February 29, 2020, March 2, 2019, and March 3, 2018, respectively. Unless otherwise indicated, all references herein to periods of time (e.g., quarters and years) are to fiscal periods.
ITEM 1 – BUSINESS
Overview

Bed Bath & Beyond Inc. and subsidiaries (the "Company") is an omnichannel retailer that makes it easy for its customers to feel at home. The Company sells a wide assortment of domestics merchandise and home furnishings which operates under the names Bed Bath & Beyond ("BBB"), Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, "CTS"), Harmon, Harmon Face Values, or Face Values (collectively, "Harmon"), buybuy BABY ("Baby") and World Market, Cost Plus World Market, or Cost Plus (collectively, "Cost Plus World Market"). Customers can purchase products either in-store, online, with a mobile device or through a customer contact center. The Company generally has the ability to have customer purchases picked up in-store or shipped direct to the customer from the Company's distribution facilities, stores or vendors. The Company also operates Decorist, an online interior design platform that provides personalized home design services. In addition, the Company operates Linen Holdings, a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, healthcare and other industries. Additionally, the Company is a partner in a joint venture which operates retail stores in Mexico under the name Bed Bath & Beyond. The Company also operates PersonalizationMall.com (“PMall”), an industry-leading online retailer of personalized products.

As discussed in more detail throughout this Annual Report on Form 10-K, the coronavirus (COVID-19) pandemic, as well as the corresponding governmental response and the Company’s management of the crisis has had a significant impact on the Company’s business. The consequences of the outbreak and impact to the economy continues to evolve and the full extent of the impact is uncertain as of the date of this filing. The outbreak has already brought a material disruption to the operations of the Company. As a result of ‘social distancing’ measures put into effect in March 2020, the Company began to temporarily close certain store locations that did not have a health and personal care department and as of March 23, 2020, all retail banner stores across the US and Canada have been temporarily closed except for stand-alone Baby and Harmon store locations, subject to state and local regulations. Customers can continue to order products online and with mobile devices. In conjunction with the temporary store closures, the Company implemented additional cost reductions, including a furlough of the majority of store associates and a portion of corporate associates until at least May 16, 2020.

On February 14, 2020, the Company entered into an agreement to sell its PMall business to 1-800-FLOWERS.COM ("Buyer"). The Buyer was required to close the transaction on March 30, 2020, but failed to do so. Accordingly, the Company filed an action to require the Buyer to close the transaction. Subsequent to the end of fiscal 2019, on April 13, 2020, the Company sold One Kings Lane, an authority in home décor and design, offering a collection of select home goods, designer and vintage items.

The Company operates a robust ecommerce platform consisting of various websites and applications including bedbathandbeyond.com, bedbathandbeyond.ca, harmondiscount.com, facevalues.com, christmastreeshops.com, andthat.com, buybuybaby.com, buybuybaby.ca, harborlinen.com, t-ygroup.com, worldmarket.com, decorist.com, and personalizationmall.com. The Company also operates an established retail store base which consists of 1,500 stores, as of February 29, 2020, consisting as of such date of 976 Bed Bath & Beyond (“BBB”) stores in all 50 states, the District of Columbia, Puerto Rico and Canada, 261 stores under the names of World Market, Cost Plus World Market or Cost Plus (collectively, “Cost Plus World Market”), 126 buybuy BABY (“Baby”) stores in 37 states and Canada, 81 stores under the names Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, “CTS”), 53 stores under the names Harmon, Harmon Face Values or Face Values (collectively, “Harmon”), and three One Kings Lane stores. In addition, the Company is a partner in a joint venture which operates ten stores in Mexico under the name Bed Bath & Beyond.

During the twelve months ended February 29, 2020, the Company opened 9 new stores and closed 42 stores. Total store square footage, net of openings and closings, was approximately 42.3 million square feet. Over the past several years, the pace of the Company’s store openings has slowed, while the pace of store closings has increased. During fiscal 2019, the Company conducted a lease renegotiation project and started a store fleet optimization project for all Bed Bath & Beyond stores with the goal to create a better balance between its physical and digital presence within the markets it serves. The Company continues to analyze stores' performance, profitability, geographic location and customer demographics to understand how best to position its store locations in various markets across the country. In addition, the Company has more than 250 store leases that are up for renewal in 2020, which provide opportunity to evaluate additional store closures and relocations. As of February 29, 2020, the Company had distribution facilities totaling approximately 7.4 million square feet, supporting the growth of its customer facing digital channels as well as its stores and its institutional sales segment.
The integration of retail store and customer facing digital channels allows the Company to provide its customers with a seamless shopping experience. In-store purchases are primarily fulfilled from that store’s inventory or may also be shipped to a customer from one of the Company’s distribution facilities, a vendor, or another store. Purchases, including web and mobile, can be shipped to a customer from the Company’s distribution facilities, directly from vendors, or from a store. The Company’s customers can also choose to pick up orders reserved online in a store, as well as return online purchases to a store. Customers can also make purchases through one of the Company’s customer contact centers and in-store through The Beyond Store, the Company’s proprietary, web-based platform. These capabilities allow the Company to better serve customers across various channels. Beginning in April 2020, in some locations, customers can buy online and pick up in store or pick up orders curbside.
The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under U.S. generally accepted accounting principles and therefore is not a reportable segment. Net sales outside of the U.S. for the Company were not material for 2019, 2018 and 2017.
Strategy
Bed Bath & Beyond’s mission is to re-establish its authority in the Home space and be the preferred omni channel Home destination.
To advance its mission, the Company is executing on a comprehensive plan to transform its business and position the Company for long-term success. The Company’s strategic growth plans are grounded in five key pillars: Product, Price, Promise, Place and People, and focused on a singular purpose to make it easy to feel at home. With these five pillars as its framework, the Company is embracing a commitment to build and manage a modern, durable business model. The Company remains focused on accelerating its extensive transformation efforts and driving against the following near-term priorities: 1) stabilizing sales and driving top-line growth; 2) resetting the cost structure; 3) reviewing and optimizing the Company’s asset base, including its portfolio of retail banners; and 4) refining the Company’s organization structure.
Pricing. The Company believes in offering its customers high quality and differentiated products, services and solutions at the right price and value. The Company regularly monitors price levels at its competitors in order to ensure that its prices are in accordance with its pricing philosophy. The Company plans to invest in and clarify compelling value through its pricing strategy to sharpen its value-for-quality proposition and to acquire, regain and retain customers.
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
As consumer shopping preferences continue to shift to customer facing digital channels, the Company believes its investments are driving a better omnichannel experience. The Company continues to improve the presentation and content as well as the functionality, general search and navigation features across its customer facing digital channels. The Company is also adapting its physical channels to further integrate its omnichannel capabilities to enhance the in-store customer experience by bringing products, services and solutions, as well as the Company’s brand, to life. This includes services such as reserve online and pickup in-store, purchase online and return in-store, and online appointment scheduling for one of the Company’s various registry services. Beginning in April 2020, in some locations, customers can buy online and pick up in store or pick up orders curbside.
Marketing. The Company’s marketing efforts include a full-range of online and off-line vehicles, including email, mobile SMS, social, search, digital display, content and influencer marketing, online affiliate programs, and public relations efforts, as well as traditional broadcast and print media such as postcards, newspaper inserts, circulars, and catalogs, all of which sometimes include coupon offers. The Company has been integrating its expansive customer data with other relevant third-party data and technology tools to develop and scale tailored and personalized marketing communications to drive further engagement with customers.
Customer Service. The Company’s customer-first approach is rooted in creating a noticeably better shopping experience for each and every customer. The Company invests in its people and in delivering high-quality products, services and solutions. As part of its objective to take care of its customers, the Company strives to make returns and exchanges hassle-free, whether in store or online. The Company’s best-in-class registry services for wedding, baby and college provide a differentiated opportunity to deepen customer relationships by demonstrating a high level of customer service during important life stages. Also, the Company continues to invest in the technology necessary to enable a more seamless interaction between its associates and its customers wherever, whenever and however they wish to interact with the Company. The Company’s customer contact centers provide 24/7 customer service and provide support by phone, email or live chat. The Company continues to focus its efforts and investments to strengthen its position as a leader in customer service.
Suppliers
The Company purchases substantially all of its merchandise in the United States, the majority from domestic sources (who may manufacture overseas) and the balance from importers. The Company purchases a small amount of its merchandise directly from overseas sources. In fiscal 2019, the Company purchased its merchandise from approximately 10,600 suppliers with its largest supplier accounting for approximately 4% of its merchandise purchases and the 10 largest suppliers accounting for approximately 18% of such purchases. The Company has no long term contracts for the purchases of merchandise. The Company believes that most merchandise, other than brand name goods, is available from a variety of sources and that most brand name goods can be replaced with comparable merchandise.
The Company is in the early stages of expanding its direct importing and direct sourcing capabilities. The Company believes that its expanding global sourcing capabilities will allow for a higher penetration of its own sourced and developed proprietary product in its merchandise assortment.
Distribution
A substantial portion of the Company’s merchandise is shipped to stores through a combination of third-party facilities, including cross dock locations, or Company operated distribution facilities which are located throughout the United States. The remaining merchandise for stores is shipped directly from vendors. Merchandise is shipped directly to customers from one of the Company’s operated distribution facilities, stores or from vendors. The majority of the Company’s shipments are made by contract carriers depending upon location.
See “Item 2 – Properties” for additional information regarding the Company’s distribution facilities.
Associates
As of February 29, 2020, the Company employed approximately 55,000 regular full-time and part-time associates. In conjunction with the temporary store closures discussed elsewhere in this Annual Report, the Company has furloughed the majority of store associates and a portion of corporate associates until at least May 16, 2020. The Company believes that its employee relations are very good.
Seasonality
The Company’s business is subject to seasonal influences. Generally, its sales volumes are higher in the calendar months of August, November and December, and lower in February.
Transformation
The Company has undertaken significant change to adapt to the dynamic retail environment and the evolving needs of its customers to improve its competitive position and has been executing on a comprehensive plan to transform its business and position the Company for long-term success.  On May 13, 2019, the Company announced that Mary Winston, a seasoned public company executive who had recently joined the Company's Board of Directors (the "Board"), was appointed Interim Chief Executive Officer, after the former CEO stepped down. At the time, the Board and management team were executing against four key near-term priorities that included: 1) stabilizing sales and driving top-line growth; 2) resetting the cost structure; 3) reviewing and optimizing the Company’s asset base, including its portfolio of retail banners; and 4) refining the Company’s organization structure. On October 6, 2019, the Company’s Board appointed Mark Tritton as President and CEO of the Company, effective as of November 4, 2019. During the first six months of his tenure, Mr. Tritton has been assessing the operations, portfolio, capabilities and culture of the Company to develop a strategic plan designed to position the Company to deliver long-term, sustainable growth. Mr. Tritton’s strategic growth plans for the Company are grounded in five key pillars: Product, Price, Promise, Place and People, and are focused on a singular purpose to make it easy to feel at home. With these five pillars as its framework, the Company is embracing a commitment to build and manage a modern, durable business model, while maintaining focus on accelerating its extensive transformation efforts and continuing to drive against the near-term priorities to generate savings and reinvest for future growth.
Early actions include the extensive restructure of the Company’s leadership team, including the departure of six senior members, which was announced on December 17, 2019. Interim leaders were appointed in merchandising, digital, marketing, owned brands and legal, while the Company actively recruits for these roles. The new leadership team has been charged with streamlining decision-making, accelerating the pace of transformation, and re-establishing the Company’s authority in the home space through a more customer focused, omnichannel retail operation, a redefined product assortment, and a more convenient and inspirational shopping experience. Subsequent to the end of fiscal 2019, on March 4, 2020, Joe Hartsig joined the Company as Executive Vice President, Chief Merchandising Officer of Bed Bath & Beyond and President of Harmon Stores Inc. In addition, on April 21, 2020, the Company announced the appointment of John Hartmann as the Chief Operating Officer of the Company and President, buybuy BABY, effective as of May 18, 2020.
During the fiscal 2019 fourth quarter, the Company completed a sale-leaseback transaction with respect to approximately 2.1 million square feet of owned real estate, generating over $250 million in net proceeds, and also entered into a definitive agreement to sell PMall to 1-800-FLOWERS.COM for $252 million, subject to certain working capital and other adjustments (the buyer was required to close the PMall transaction on March 30, 2020, but failed to do so; accordingly, the Company filed an action to require the buyer to close the transaction).  Subsequent to the end of fiscal 2019, the Company sold One Kings Lane to a third party for an undisclosed amount. While the Company cannot make any assurances, the Company, together with its outside advisors, continues to pursue other portfolio adjustments and evaluate the Company's remaining owned real estate in an effort to create a stronger and more focused portfolio and enhance shareholder value. The net proceeds from these transactions and any other potential cash-generating transactions could be used to reinvest in the Company’s core business operations to drive growth, fund share repurchases, reduce the Company’s outstanding debt, or some combination of these. In other activity, the Company has been further evaluating its product assortment and taking aggressive steps to rationalize the assortment and better manage its inventory.
Given the current business environment, resulting in temporary store closures and further reductions in operating expenses, the Company has modified its capital investments, focusing on its core business and key projects that support its digital and omni fulfillment capabilities, including Buy Online Pick Up In Store and curbside pickup, omni inventory management, as well as digital marketing and personalization. The Company is also re-engineering its supply chain and vendor relationships, as well as further strengthening its owned-brand strategy.
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
Tradenames and Service Marks
The Company uses the service marks “Bed Bath & Beyond,” “buybuy BABY,” “Christmas Tree Shops,” “andThat!,” “Harmon,” “Face Values,” “Cost Plus,” “World Market,” “Cost Plus World Market,” “PersonalizationMall.com,” “PMall” and “Decorist,” in connection with its retail services. The Company also uses the service marks “Harbor Linen” and “TY Group” in connection with its institutional sales segment. The Company has registered trademarks and service marks or is seeking registrations for these and other trademarks and service marks with the United States Patent and Trademark Office. In addition, the Company has registered or has applications pending with the trademark registries of several foreign countries, including having registered the “Bed Bath & Beyond” name and logo in Canada and Mexico and having registered the “buybuy BABY” name and logo in Canada. The Company also owns a number of product trademarks. The Company files patent applications and seeks copyright registrations where it deems such to be advantageous to the business. The Company believes that its name recognition and service marks are important elements of the Company’s merchandising strategy.
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
General economic factors beyond the Company’s control, including the impact of COVID-19, and changes in the economic climate could affect, and have adversely affected, the Company’s performance.
General economic factors that are beyond the Company’s control could impact the Company’s forecasts and actual performance. These factors include housing markets, recession, inflation, deflation, consumer credit availability, consumer debt levels, fuel and energy costs, interest rates, tax rates and policy, unemployment trends, the impact of natural disasters, such as pandemics, civil disturbances and terrorist activities, foreign currency exchange rate fluctuations, conditions affecting the retail environment for products sold by the Company and other matters that influence consumer spending. Changes in the economic climate and the COVID-19 pandemic have adversely affected, and could continue to adversely affect, the Company’s performance, financial condition and results of operations.

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. In an effort to slow the spread of COVID-19, national and local governments across areas in which the Company operates stores have enacted various measures including travel restrictions or bans, restrictions on events and gatherings, and various other “social distancing” recommendations. In response to the outbreak, the Company has temporarily closed all retail store locations as of March 23, 2020 (other than buybuy BABY and Harmon Face Values stores) until at least May 16, 2020. The extent and duration of the crisis and the temporary store closures remains uncertain and the overall impact may result in the recording of additional non-cash impairment charges. Even when restrictions are lifted and stores are reopened, the Company may be impacted by reduced store traffic and consumer spending due to, among other things, significant continued unemployment and consumer anxiety regarding concerns with shopping in physical stores and about the future state of the economy. The COVID-19 pandemic and the associated governmental responses to it have already impacted, and are expected to continue to impact at least during the pendency of the pandemic, the Company’s business and customer demand, as well as its financial results, liquidity and financial condition.
The impacts and potential impacts from the COVID-19 pandemic which could directly or indirectly materially impact the Company's results of operations, liquidity or financial condition may also include, but are not limited to:

•
Potential failure of third parties on which the Company relies, including its suppliers, commercial banks, and other external business partners to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, or by travel restrictions and border closures;

•
Negative impact on the Company’s workforce. The spread of COVID-19, for example, has caused the Company to modify its business practices (including employee travel and work locations, cancellation of physical participation in meetings, events and conferences and a furlough of the majority of store associates and a portion of corporate associates), and the Company may take further actions as may be required by government authorities or that the Company determines are in the best interests of its employees;

•
Significant changes in the political conditions in markets in which the Company distributes its products have occurred and are expected to continue at least during the pendency of the pandemic, including quarantines, governmental or regulatory actions, closures or other restrictions that limit or close its operating facilities, restrict its employees’ ability to travel or perform necessary business functions, or otherwise restrict the operations and purchasing behaviors of its business partners, suppliers or customers;

•
Potential impact on the Company’s ability to meet its obligations to business partners, including under its unsecured revolving credit facility agreement, which contains a maximum leverage ratio, customary representations, warranties and affirmative covenants, and its current lease obligations. The Company is renegotiating payment terms for goods, services and rent. Similar to other retailers, the Company has also withheld portions of and/or delayed payments to certain of its business partners as the Company negotiates revisions to its payment terms, in order to further maintain liquidity given the temporary store closures. There can be no assurance that the Company will be able to successfully renegotiate payment terms with such business partners, and the ultimate outcome of these activities including the responses of business partners are not yet known;

•
Significant reductions in demand or significant volatility in demand for the Company’s products, which has been and may continue to be caused by, among other things, the temporary inability of consumers to shop at its stores or buy its products due to illness, quarantine or other travel restrictions, unemployment or other financial hardship, and shifts in demand away from one or more of the Company’s more discretionary or higher priced products to lower priced products; and

•	Disruptions in the financial markets may materially adversely affect the availability and cost of credit to the Company.
More generally, in the future, the Company’s business, financial results, and financial condition may be negatively impacted by the effects of other disease outbreaks, epidemics, pandemics, similar wide spread public health concerns, and other natural disasters.
The Company operates in the highly competitive retail business where the use of emerging technologies as well as unanticipated changes in the pricing and other practices of competitors may adversely affect the Company’s performance.
The retail business is highly competitive. The Company competes for customers, employees, locations, merchandise, technology, services and other important aspects of the business with many other local, regional and national retailers. Those competitors range from specialty retailers to department stores and discounters as well as online and multichannel retailers. Specifically, rapidly evolving technologies are altering the manner in which the Company and its competitors communicate and transact with customers. The Company’s execution of the elements of its transformation strategy is designed to adapt to these changes, in the context of competitors’ actions, customers' adoption of new technology, and related changes in customer behavior, and presents a specific risk in the event the Company is unable to successfully execute its plans or adjust them over time if needed. Further, unanticipated changes in pricing and other practices of the Company’s competitors, including promotional activity, such as thresholds for free shipping and rapid price fluctuation enabled by technology, may adversely affect the Company’s performance.
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
The Company’s operating results could be negatively impacted by a major disruption of the Company’s information technology systems. The Company relies heavily on these systems to process transactions, manage inventory replenishment, summarize results and control distribution of products. Despite numerous safeguards and careful contingency planning, these systems are still subject to power outages, telecommunication failures, cybercrimes, cybersecurity attacks and other catastrophic events. The Company’s information technology systems could also be adversely affected by changes that result from COVID-19, including, for example, the significant increase in remote working of its employees and the increase in online orders due to restrictions on its retail operations. A major disruption of the systems and their backup mechanisms may cause the Company to incur significant costs to repair the systems, experience a critical loss of data and/or result in business interruptions.
A breach of the Company’s data security systems or those of its third-party service providers could have a negative impact on the Company's operating results and financial performance due to possible loss of consumer confidence, as well as potential government penalties and private litigation.
The Company processes, transmits, stores and maintains certain information about its customers and employees in the ordinary course of business. In connection with certain activities, including, without limitation credit card processing, website hosting, data encryption and software support, the Company utilizes third party service providers, and the Company believes it takes appropriate steps to require such providers to secure such information and to assess their ability to do so. The Company invests considerable resources in protecting this sensitive information but is still subject to a possible security event, including but not limited to cybercrimes or cybersecurity attacks which may not be detected for a period of time. The recent shift to remote working by much of the Company’s workforce and the increase in online orders as a result of the COVID-19 outbreak may exacerbate these risks. A breach of its security systems or those of its third-party service providers resulting in unauthorized access to stored personal information could negatively impact the Company’s operating results and financial performance. Certain aspects of the business, particularly the Company’s websites, heavily depend on consumers entrusting personal financial information to be transmitted securely over public networks. A loss of consumer confidence from such a breach could result in lost future sales and have a material adverse effect on the Company’s reputation. In addition, a breach or other type of cybercrime or cybersecurity attack could cause the Company to incur significant costs to restore the integrity of its data and systems, could require the devotion of significant management resources, and could result in significant costs in government penalties and private litigation. In October 2019, the Company discovered that a third party acquired e-mail and password information from a source outside of the Company’s systems which was used to access less than 1% of the Company’s online customer accounts. On October 29, 2019, the Company sent notifications to certain customers as required by applicable legal requirements. None of the Company’s online customers’ payment cards were compromised as a result of this incident. Since becoming aware of this incident, the Company retained a leading security forensics firm and has implemented remedial measures.
A failure of the Company’s suppliers to adhere to appropriate laws, regulations or standards could negatively impact its reputation.
The Company purchases substantially all of its merchandise in the United States, the majority from domestic sources (who may manufacture overseas) and the balance from importers. The Company purchases a small amount of its merchandise directly from overseas sources. The failure of one of the Company’s domestic or foreign suppliers to adhere to labor, environmental, privacy, health and safety laws, regulations and standards could negatively impact the Company’s reputation and have a material adverse effect on the Company’s results of operations.
Damage to the reputation of the Company in any aspect of its operations could potentially impact its operating and financial results.
The Company’s reputation is based, in part, on perceptions of subjective qualities, so incidents involving the Company, its products or the retail industry in general that erode customer trust or confidence could adversely affect the Company’s reputation and its business. As the Company increases the number of items available to be shipped directly from a vendor to a customer for home delivery or in-home assembly, any deficiencies in the performance of these third party merchandise vendors and service providers could also have a material adverse effect on the Company’s reputation, despite the Company’s monitoring controls and procedures. In addition, challenges to the Company’s compliance with a variety of social, product, labor and environmental standards could also jeopardize its reputation and lead to adverse publicity, especially in social media. The use of social media by the Company and consumers has also increased the risk that the Company’s reputation could be negatively impacted. The availability of information and opinion on social media is immediate, as is its impact. The opportunity for dissemination of information, including inaccurate and inflammatory information and opinion, is virtually limitless. Information about or affecting the Company is easily accessible and rapidly disseminated.
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
The Company is subject to numerous statutory, regulatory and legal requirements at a local, state or provincial and national level, and this regulatory environment is subject to constant change. The Company’s operating results could be negatively impacted by developments in these areas due to the costs of compliance in addition to possible government penalties and litigation in the event of deemed noncompliance. Changes in the law or the regulatory environment in the areas of customer, employee or product safety, environmental protection, privacy and information security, wage and hour laws, and international trade policy, among others, could potentially impact the Company’s operations and financial results.
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
The Company’s success depends, in part, on its ability to manage operating costs and to look for opportunities to reduce costs. The Company’s ability to meet its labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, labor organizing activities and changing demographics. The Company’s ability to find qualified merchandise vendors and service providers and obtain access to products in a timely and efficient manner can be adversely affected by trade restrictions, political instability, the financial instability of suppliers, suppliers’ noncompliance with applicable laws, transportation costs, disruptions to its supply chain network serving the Company’s stores, distribution facilities and customers due to labor disturbances and other items, and other factors beyond the Company’s control, including the impact of the COVID-19 pandemic on temporary store closures and furloughed employees.
Disruptions of the Company’s supply chain could have an adverse effect on the Company’s operating and financial results.
Disruption of the Company’s supply chain capabilities due to trade restrictions, political instability, weather, natural disaster, pandemics (including COVID-19), terrorism, product recalls, labor supply or stoppages, the financial and/or operational instability of key suppliers and carriers, or other reasons could impair the Company’s ability to distribute its products. To the extent the Company is unable to mitigate the likelihood or potential impact of such events, it could materially impact the Company’s results of operations, liquidity or financial condition.
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
The Company’s success depends, in part, on its ability to develop its digital capabilities in conjunction with optimizing its physical store operations and market coverage, while maintaining profitability. The Company’s ability to develop these capabilities will depend on a number of factors, including its assessment and implementation of emerging technologies and its ability to manage the rapid increase in online orders as a result of the COVID-19 pandemic. The Company’s ability to optimize its store operations and market coverage requires active management of its real estate portfolio in a manner that permits store sizes, layouts, locations and offerings to evolve over time, which to the extent it involves the relocation of existing stores or the opening of additional stores will depend on a number of factors, including its identification and availability of suitable locations; its success in negotiating leases on acceptable terms; and its timely development of new stores, including the availability of construction materials and labor and the absence of significant construction and other delays based on weather or other events. These factors could potentially increase the cost of doing business and the risk that the Company’s business practices could result in liabilities that may adversely affect its performance, despite the exercise of reasonable care.
Disruptions in the financial markets could have a material adverse effect on the Company’s ability to access its cash and cash equivalents.
The Company may have amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. While the Company closely manages its cash and cash equivalents balances to minimize risk, if there were disruptions in the financial markets or continue to be disruptions in the financial markets due to the impact of the COVID-19 pandemic, the Company cannot be assured that it will not experience losses on its deposits, and it may negatively impact the availability and cost of capital to us.
The Company’s stock price has been and may continue to be subject to volatility, and this and other factors may affect elements of the Company’s capital allocation strategy such as share repurchases, future dividends and debt reduction.
The Company’s stock price has experienced volatility over time and this volatility may continue, in part due to factors such as those mentioned in this Item 1A. Stock volatility in itself may adversely affect shareholder confidence as well as employee morale and retention for those associates who receive equity grants as part of their compensation packages. The impact on employee morale and retention could adversely affect the Company’s business performance and financial results. Stock volatility and other factors may also affect elements of the Company’s capital allocation strategy, and its ability to use equity to fund acquisitions or raise capital.
As part of its capital allocation strategy, since December 2004, the Company’s Board of Directors has authorized several share repurchase programs, and in April 2016, the Board of Directors authorized a quarterly dividend program. Decisions regarding share repurchases and dividends are within the discretion of the Board of Directors, and will be influenced by a number of factors, including the price of the Company’s common stock, general business and economic conditions, the Company’s financial condition and operating results, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. Changes in, or the elimination of, the Company’s share repurchase programs or its dividend could have a material adverse effect on the price of the Company’s common stock. The Company's share repurchase program could change, and would be influenced by several factors, including business and market conditions, such as the impact of the COVID-19 pandemic on the Company's stock price. In response to the COVID-19 pandemic, the Company has postponed its plans for share repurchases and suspended the payment of dividends and planned debt reductions.
The Company’s business would be adversely affected if the Company is unable to service its debt obligations.
The Company has incurred indebtedness under senior unsecured notes and has entered into a senior unsecured revolving credit facility. The Company’s ability to pay interest and principal when due, comply with debt covenants or repurchase the senior unsecured notes if a change of control occurs, will depend upon, among other things, sales and cash flow levels and other factors that affect its future financial and operating performance, including prevailing economic conditions and financial and business factors, many of which are beyond the Company’s control. Given the current economic environment, the pendency of the COVID-19 pandemic, and the temporary closure of a substantial majority of the Company’s stores, for example, the Company may be unable to maintain compliance with the maximum leverage ratio contained in the Revolver in future periods, which would result in an event of default under the Revolver and could, at the direction of the requisite lenders, result in the acceleration of the obligation to repay the outstanding amounts thereunder if not waived by the applicable lenders.
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
The outcome of the Company’s ongoing review of its business concepts is inherently uncertain and could adversely impact the Company’s performance.
The Company’s previously announced comprehensive review of its business concepts may result in unexpected costs, diversion of management’s attention and resources from its business, stock price volatility, difficulty in recruiting, hiring, motivating, and retaining talented and skilled personnel, and disruptions in operations, supplier relationships and employee relations, which in turn could have a material adverse effect on the Company’s results of operations. This review has resulted in the Company’s announcement of its entry into a definitive agreement to sell its PersonalizationMall.com business and the recent sale of its One Kings Lane business. However, there can be no assurances that the Company will enter into other sale transactions or that any pending sale transactions will be consummated on their announced terms or at all. As discussed above, Buyer was required to close the sale of

PersonalizationMall.com on March 30, 2020, but failed to do so. Accordingly, the Company filed an action to require Buyer to close the transaction.
The Company relies on its management team and other key personnel.
The Company depends on the skills, working relationships, and continued services of key personnel, including its recently appointed Chief Executive Officer, Mark Tritton. In addition, the Company’s ability to achieve its operating goals depends on its ability to identify, hire, train, and retain qualified individuals. The Company competes with other companies both within and outside of its industry for talented personnel, and the Company may lose key personnel or fail to attract, train, and retain other talented personnel. Any such loss or failure could adversely affect the Company’s sales, financial condition, and operating results.
In particular, the Company’s continued success will depend in part on its ability to retain the talents and dedication of key employees. If key employees terminate their employment, become ill as a result of the COVID-19 pandemic, or if an insufficient number of employees is retained to maintain effective operations, the Company’s business activities may be adversely affected and its management team's attention may be diverted. In addition, the Company may not be able to locate suitable replacements for any key employees who leave, or offer employment to potential replacements on reasonable terms, all of which could adversely affect the Company’s sales, financial condition, and operating results.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.
ITEM 2 – PROPERTIES
Most of the Company’s stores are located in suburban areas of medium and large-sized cities. These stores are situated in strip and power strip shopping centers, as well as in major off-price and conventional malls, and in free standing buildings.
As of February 29, 2020, the Company’s 1,500 stores are located in all 50 states, the District of Columbia, Puerto Rico and Canada and range in size from approximately 3,500 to 100,000 square feet, but are predominantly between 18,000 and 50,000 square feet. Approximately 85% to 90% of store space is used for selling areas.
The table below sets forth the locations of the Company’s stores as of February 29, 2020:

STORE LOCATIONS

Alabama	23	New York	98
Alaska	1	North Carolina	44
Arizona	38	North Dakota	3
Arkansas	8	Ohio	45
California	174	Oklahoma	11
Colorado	34	Oregon	17
Connecticut	25	Pennsylvania	39
Delaware	6	Rhode Island	5
Florida	96	South Carolina	23
Georgia	39	South Dakota	3
Hawaii	1	Tennessee	26
Idaho	9	Texas	115
Illinois	47	Utah	14
Indiana	22	Vermont	3
Iowa	9	Virginia	47
Kansas	12	Washington	36
Kentucky	12	West Virginia	3
Louisiana	20	Wisconsin	14
Maine	8	Wyoming	2
Maryland	22	District of Columbia	3
Massachusetts	44	Puerto Rico	3
Michigan	42	Alberta, Canada	15
Minnesota	14	British Columbia, Canada	11
Mississippi	7	Manitoba, Canada	2
Missouri	22	New Brunswick, Canada	2
Montana	9	Newfoundland and Labrador, Canada	1
Nebraska	8	Nova Scotia, Canada	2
Nevada	15	Ontario, Canada	27
New Hampshire	15	Prince Edward Island, Canada	1
New Jersey	92	Saskatchewan, Canada	2
New Mexico	9	Total	1,500
The Company leases substantially all of its existing stores. The leases provide for original lease terms that generally range from 10 to 15 years and most leases provide for a series of five year renewal options, often at increased rents. The Company evaluates leases on an ongoing basis which may lead to renegotiated lease provisions, including rent and term duration, or the possible relocation or closing of stores. The Company has more than 250 store leases that are up for renewal in 2020, which provide opportunity to evaluate additional store closures and relocations. Certain leases provide for scheduled rent increases (which, in the case of fixed increases, the Company accounts for on a straight-line basis over the committed lease term, beginning when the Company obtains possession of the premises) and/or for contingent rent (based upon store sales exceeding stipulated amounts).
The Company has distribution facilities, which ship merchandise to stores and customers, totaling approximately 7.4 million square feet consisting of two owned and 15 leased facilities.
As of February 29, 2020, the Company has approximately 950,000 square feet within 19 leased and owned facilities for procurement and corporate office functions. In addition, the Company has four locations, totaling approximately 7,500 square feet, which are utilized primarily for sales related functions for its institutional sales segment.
ITEM 3 – LEGAL PROCEEDINGS

A putative securities class action was filed on April 14, 2020 against the Company and three of its officers and/or directors (Mark Tritton, Mary Winston (the Company’s former Interim Chief Executive Officer) and Robyn D’Elia) in the United States District Court for the District of New Jersey.  The case, which is captioned Vitiello v. Bed Bath & Beyond Inc., et al., Case No. 2:20-cv-04240-MCA-MAH, asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company’s securities from October 2, 2019 through February 11, 2020.  The Complaint alleges that certain of the Company’s disclosures about financial performance and certain other public statements during the putative class period were materially false or misleading.

On April 1, 2020, the Company commenced an action against 1-800-FLOWERS.COM, Inc. and its subsidiary, 800-Flowers Inc., in the Court of Chancery for the State of Delaware, which is captioned Bed Bath & Beyond Inc. v. 1-800-Flowers.com, et ano., C.A.

No. 2020-0245-SG.  The Company seeks specific performance of the defendants’ obligation to close on their purchase of the Company’s subsidiary, Personalizationmall.com, LLC, for approximately $252 million, which defendants failed to do on the closing date of March 30, 2020 pursuant to the parties’ Equity Purchase Agreement dated February 14, 2020.  The case is expedited, and trial is scheduled for September 23-25, 2020.

The District Attorney's office for the County of Ventura, together with District Attorneys for other counties in California (together, the “District Attorneys"), recently concluded an investigation regarding the management and disposal at the Company's stores in California of certain materials that may be deemed hazardous or universal waste under California law. On March 19, 2019, the District Attorneys provided the Company with a settlement demand that included a proposed civil penalty, reimbursement of investigation costs, and certain injunctive relief, including modifications to the Company's existing compliance program, which already includes associate training, on-going review of disposal rules applicable to various product categories, and specialized third-party disposal. Subsequent to the end of fiscal 2019, the Company and the District Attorneys agreed on a settlement payment of approximately $1.5 million to resolve the matter. The Company has also agreed to spend $171,000 over the next 36 months on refinements to its compliance program.  The Company expects to execute a Stipulated Judgment to this effect in the near term. As of February 29, 2020 and March 2, 2019, the Company had recorded an accrual for the estimated probable loss for this matter.

While no assurance can be given as to the ultimate outcome on these matters, the Company does not believe that the final resolution will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. The Company is party to various legal proceedings arising in the ordinary course of business, which the Company does not believe to be material to the Company's consolidated financial position, results of operations or liquidity.
ITEM 4 – MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on The Nasdaq Global Select Market under the symbol BBBY. On March 28, 2020, there were approximately 3,600 shareholders of record of the common stock (without including individual participants in nominee security position listings). On March 27, 2020, the last reported sale price of the common stock was $4.65.
During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. During fiscal 2019, 2018 and 2017, total cash dividends of $85.5 million, $86.3 million and $80.9 million were paid, respectively. To support plans to build long-term shareholder value, and further strengthen the Company’s financial flexibility beyond its cash position, as a result of the COVID-19 pandemic, the Company has suspended its quarterly cash dividend payments. Any quarterly cash dividends to be paid in the future are subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors.
Since 2004 through the end of fiscal 2019, the Company has repurchased approximately $10.7 billion of its common stock through share repurchase programs. The Company’s purchases of its common stock during the fourth quarter of fiscal 2019 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
December 1, 2019 - December 28, 2019	30,900	$15.45	30,900	$1,236,668,444
December 29, 2019 - January 25, 2020	2,600	$12.80	2,600	$1,236,635,172
January 26, 2020 - February 29, 2020	5,400	$12.34	5,400	$1,236,568,539
Total	38,900	$14.84	38,900	$1,236,568,539
(1) Between December 2004 and September 2015, the Company's Board of Directors authorized, through several share repurchase programs, the repurchase of $11.950 billion of its shares of common stock. The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. Shares purchased, as indicated in this table, include shares withheld to cover employee related taxes on vested restricted shares and performance stock unit awards. The Company's share repurchase program could change, and would be influenced by several factors, including business and market conditions, such as the impact of the COVID-19 pandemic on the Company's stock price. The Company has postponed its plans for share repurchases to help preserve liquidity as a result of the COVID-19 pandemic.
(2) Excludes brokerage commissions paid by the Company.
Stock Price Performance Graph
The graph shown below compares the performance of the Company’s common stock with that of the S&P 500 Index, the S&P Specialty Retail Index and the S&P Retail Composite Index over the same period (assuming the investment of $100 in the Company’s common stock and each of the three Indexes on March 1, 2015, and the reinvestment of dividends, if any).

300
275
250
225
200
175
150
125
100
75
50
25
-
DOLLARS
Bed Bath & Beyond Inc.
S&P 500 Index
S&P Specialty Retail Index
S&P Retail Composite Index
2/28/15
2/27/16
2/25/17
3/3/18
3/2/19
2/29/20

ITEM 6 – SELECTED FINANCIAL DATA.

Consolidated Selected Financial Data	Fiscal Year Ended (1)
(in thousands, except per share and selected operating data)	February 29, 2020	March 2, 2019	March 3, 2018 (2)	February 25, 2017 (3)	February 27, 2016

Statement of Operations Data:

Net sales	$11,158,580	$12,028,797	$12,349,301	$12,215,757	$12,103,887

Gross profit	3,541,660	4,103,980	4,443,015	4,576,350	4,620,310

Operating (loss) profit (8)	(700,064)	(87,135)	761,321	1,135,210	1,414,903

Net (loss) earnings	(613,816)	(137,224)	424,858	685,108	841,489

Net (loss) earnings per share - Diluted	$(4.94)	$(1.02)	$3.04	$4.58	$5.10

Dividends declared per share (6)	$0.68	$0.64	$0.60	$0.50	$—

Selected Operating Data:

Number of stores open (at period end)	1,500	1,533	1,552	1,546	1,530

Total square feet
of store space (at period end)	42,262,500	43,132,000	43,681,000	43,619,000	43,274,000

Percentage (decrease) increase in comparable sales (4)	(6.8%)	(1.1%)	(1.3%)	(0.6)%	1.0%

Comparable sales (in 000's) (4)	$10,788,631	$11,604,110	$11,813,092	$11,701,042	$11,722,973

Balance Sheet Data (at period end):

Working capital	$1,359,759	$1,832,340	$1,805,393	$1,559,400	$1,757,282

Total assets (9)	7,790,515	6,570,541	7,040,806	6,822,655	6,487,677

Long-term operating lease liabilities (9)	1,818,783	—	—	—	—

Long-term sale/leaseback and capital lease
obligations	102,412	103,983	105,614	107,136	109,274

Long-term debt (5)	1,488,400	1,487,934	1,492,078	1,491,603	1,491,137

Shareholders' equity (6) (7)	$1,764,935	$2,560,331	$2,888,628	$2,719,277	$2,559,540
(1) Each fiscal year represents 52 weeks, except for fiscal 2017 (ended March 3, 2018) which represents 53 weeks.
(2) The Company acquired Decorist, Inc. on March 6, 2017.
(3) The Company acquired One Kings Lane, Inc. on June 13, 2016, PersonalizationMall.com, LLC ("PMall") on November 23, 2016, and certain assets of Chef Central on January 27, 2017.
(4) Comparable sales include sales consummated through all retail channels which have been operating for twelve full months following the opening period (typically four to six weeks). Of a Kind was excluded from the comparable sales calculations through the end of the first fiscal half of 2016 and is included beginning with the fiscal third quarter of 2016. PMall is included in the comparable sales calculation beginning in the fourth quarter of fiscal 2017. One Kings Lane, Chef Central and Decorist are included in the comparable sales calculation beginning in the first quarter of fiscal 2018. Linen Holdings is excluded from the comparable sales calculations and will continue to be excluded on an ongoing basis as it represents non-retail activity.
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
(6) The Company’s Board of Directors declared quarterly dividends of $0.17 per share in each quarter of fiscal 2019, totaling $0.68 per share or approximately $84 million for the fiscal year 2019, $0.16 per share in each quarter of fiscal 2018, totaling $0.64 per share or approximately $89 million for the fiscal year 2018, $0.15 per share in each quarter of fiscal 2017, totaling $0.60 per share or approximately $86 million for the fiscal year 2017 and $0.125 per share in each quarter of fiscal 2016, totaling $0.50 per share or approximately $76 million for the fiscal year 2016. The Company had not declared any cash dividends in any of the fiscal years prior to fiscal 2016 and, as a result of the COVID-19 pandemic, the Company has suspended its quarterly cash dividend payments.
(7) In fiscal 2019, 2018, 2017, 2016, and 2015, the Company repurchased approximately $0.100 billion, $0.148 billion, $0.252 billion, $0.547 billion, and $1.101 billion of its common stock, respectively.

(8) Fiscal 2019 operating loss includes non-cash pre-tax goodwill and other impairment charges of $509.2 million. Fiscal 2018 operating loss includes non-cash pre-tax goodwill and other impairment charges of $509.9 million.
(9) Upon adoption of ASU 2016-02, Leases (Topic 842), at the beginning of the first quarter of fiscal 2019, the Company began including right-of-use assets for all leases in total assets, as the guidance requires an entity to recognize lease liabilities and a right-of-use assets for all leases on the balance sheet. In addition, the balance sheet at the end of fiscal 2019 includes operating lease liabilities. Refer to discussion in Note O, Leases, of the Notes to the Consolidated Financial Statements included herein for further information.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Bed Bath & Beyond Inc. and subsidiaries (the "Company") is an omnichannel retailer that makes it easy for its customers to feel at home. The Company sells a wide assortment of domestics merchandise and home furnishings which operates under the names Bed Bath & Beyond ("BBB"), Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, "CTS"), Harmon, Harmon Face Values, or Face Values (collectively, "Harmon"), buybuy BABY ("Baby") and World Market, Cost Plus World Market, or Cost Plus (collectively, "Cost Plus World Market"). Customers can purchase products either in-store, online, with a mobile device or through a customer contact center. The Company generally has the ability to have customer purchases picked up in-store or shipped direct to the customer from the Company's distribution facilities, stores or vendors. The Company also operates Decorist, an online interior design platform that provides personalized home design services. In addition, the Company operates Linen Holdings, a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, healthcare and other industries. Additionally, the Company is a partner in a joint venture which operates retail stores in Mexico under the name Bed Bath & Beyond. The Company also operates PersonalizationMall.com (“PMall”), an industry-leading online retailer of personalized products.

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under U.S. generally accepted accounting principles and therefore is not a reportable segment.

The Company is executing on a comprehensive plan to transform its business and position the Company for long-term success. On May 13, 2019, the Company announced that Mary Winston, a seasoned public company executive who had recently joined the Company's Board of Directors (the "Board"), was appointed Interim Chief Executive Officer ("Interim CEO") after the former CEO stepped down. During this interim period, the Board and management team were executing against our four key near-term priorities that included: 1) stabilizing sales and driving top-line growth; 2) resetting the cost structure; 3) reviewing and optimizing the Company’s asset base, including its portfolio of retail banners; and 4) refining the Company’s organization structure. On October 6, 2019, the Company’s Board appointed Mark Tritton as President and CEO of the Company, effective as of November 4, 2019, succeeding Interim CEO, Mary Winston. During the first six months of his tenure, Mr. Tritton has been assessing the operations, portfolio, capabilities and culture of the Company to develop a strategic plan designed to position the Company to deliver long-term, sustainable growth. Mr. Tritton’s strategic growth plans for the Company are grounded in five key pillars: Product, Price, Promise, Place and People, and are focused on a singular purpose to make it easy to feel at home. With these five pillars as its framework, the Company is embracing a commitment to build and manage a modern, durable omnichannnel business model, while maintaining focus on accelerating its extensive transformation efforts and continuing to drive against these near-term priorities to generate savings and reinvest for future growth.

Early actions include the extensive restructure of the Company’s leadership team, including the departure of six senior members, which was announced on December 17, 2019. Interim leaders were appointed in merchandising, digital, marketing, owned brands and legal, while the Company actively recruits for these roles. The new leadership team will be charged with streamlining decision-making, accelerating the pace of transformation, and re-establishing the Company’s authority in the home space through a more customer-focused, omnichannel retail operation, a redefined product assortment, and a more convenient and inspirational shopping experience. Subsequent to the end of fiscal 2019, on March 4, 2020, Joe Hartsig joined the Company as Executive Vice President, Chief Merchandising Officer of Bed Bath & Beyond and President of Harmon Stores Inc. In addition, on April 21, 2020, the Company announced the appointment of John Hartmann as Chief Operating Officer of the Company and President, buybuy BABY, effective as of May 18, 2020.

During the fiscal 2019 fourth quarter, the Company completed a sale-leaseback transaction with respect to approximately 2.1 million square feet of owned real estate, generating over $250 million in net proceeds, and also entered into a definitive agreement to sell PMall.com to 1-800-FLOWERS.COM ("Buyer") for $252 million, subject to certain working capital and other adjustments. The Buyer was required to close the transaction on March 30, 2020, but failed to do so. Accordingly, the Company filed an action to require the Buyer to close the transaction. Subsequent to the end of fiscal 2019, the Company sold One Kings Lane to a third party for an undisclosed amount. While the Company cannot make any assurances, the Company, together with its outside advisors, continues to pursue other portfolio adjustments and evaluate the Company’s remaining owned real estate in an effort to create a stronger and more focused portfolio and enhance shareholder value. The net proceeds from these transactions and any other potential cash-generating transactions could be used to reinvest in the Company’s core business operations to drive growth, fund share repurchases, reduce the Company’s outstanding debt, or some combination of these. In other activity, the Company has been further evaluating its product assortment and taking aggressive steps to rationalize the assortment and better manage its inventory.

Given the current business environment, resulting in temporary store closures and further reductions in operating expenses, the Company has modified its capital investments, focusing on its core business and key projects that support its digital and omni fulfillment capabilities, including Buy Online Pickup In Store and curbside pickup, omni inventory management, as well as digital marketing and personalization. The Company is also re-engineering its supply chain and vendor relationships, as well as further strengthening its owned-brand strategy. These are among the early accelerated actions being taken to lay the foundation to create a new vision for the Company.

The integration of retail store and customer facing digital channels allows the Company to provide its customers with a seamless shopping experience. In-store purchases are primarily fulfilled from that store's inventory or may also be shipped to a customer from one of the Company's distribution facilities, from a vendor, or from another store. Purchases, including web and mobile, can be shipped to a customer from the Company's distribution facilities, directly from vendors, or from a store. The Company's customers can also choose to pick up orders reserved online in a store, as well as return online purchases to a store. Customers can also make purchases through one of the Company's customer contact centers and in-store through The Beyond Store, the Company's proprietary web-based platform. These capabilities allow the Company to better serve customers across various channels. Beginning in April 2020, in some locations, customers can buy online and pick up in store or pick up orders curbside.

Operating in the highly competitive retail industry, the Company, along with other retail companies, is influenced by a number of factors including, but not limited to: general economic conditions including the housing market, unemployment levels and commodity prices; the overall macroeconomic environment and related changes in the retailing environment; consumer preferences, spending habits and adoption of new technologies; unusual weather patterns and natural disasters, including pandemics; competition from existing and potential competitors across all channels; potential supply chain disruption; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company's plans for new stores; and the ability to assess and implement technologies in support of the Company's development of its omnichannel capabilities. The Company cannot predict whether, when or the manner in which these factors could affect the Company's operating results.

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The consequences of the outbreak and impact to the economy continues to evolve and the full extent of the impact is uncertain as of the date of this filing. The outbreak has already brought a material disruption to the operations of the Company. As a result of ‘social distancing’ measures put into effect in March 2020, the Company began to temporarily close certain store locations that did not have a health and personal care department and as of March 23, 2020, all retail banner stores across the U.S. and Canada have been temporarily closed except for stand-alone Baby and Harmon store locations, subject to state and local regulations. Customers can continue to order products online and with mobile devices.

In conjunction with the temporary store closures, the Company implemented additional cost reductions, including a furlough of the majority of store associates and a portion of corporate associates until at least May 16, 2020. The Company provided impacted store associates with applicable pay and benefits through April 3, 2020, and impacted corporate associates with pay and benefits through April 18, 2020. During the period in which furloughed associates are not paid, the Company will continue to pay 100% of the cost of healthcare premiums for all these associates who currently participate in the Company’s health plan, until further notice. Furloughed associates are also able to apply for unemployment benefits, if eligible. The Company also implemented a temporary reduction in salaries of the Company’s executive team by 30%, which will continue until at least May 16, 2020, and a temporary reduction in the quarterly cash compensation of the independent directors of the Board of Directors by 30%.

Further, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the United States. The CARES Act is an emergency economic aid package to help mitigate the impact of the of COVID-19 pandemic. Among other things, the CARES Act provides certain changes to tax laws, which may impact the Company’s results of operations, financial position and cash flows. The Company is currently implementing applicable benefits of the CARES Act, such as deferring employer payroll taxes and utilizing the ability to carry back and deduct losses to offset prior income in previously filed tax returns. Due to the timing of the enactment of the CARES Act, the Company is still evaluating the impact that the CARES Act may have on the Company’s results of operations, liquidity and financial position.

The Company will continue to seek opportunities to mitigate the impact of the COVID-19 pandemic, including, among others, renegotiating payment terms for goods, services and rent, managing to lower inventory levels, and reducing discretionary spend such as business travel, advertising and expense associated with the maintenance of stores that are temporarily closed. The COVID-19 pandemic could materially impact the Company’s financial position, results of operations and cash flows in fiscal 2020. Given the uncertainty regarding the spread of the virus and the timing of the economic recovery, the related financial impact cannot be reasonably predicted or estimated at this time.
The results of operations for the fiscal year ended March 3, 2018, include Decorist since the date of acquisition, March 6, 2017.
The following represents an overview of the Company’s financial performance for the periods indicated:

•
Net sales in fiscal 2019 (fifty-two weeks) decreased approximately 7.2% to $11.159 billion; net sales in fiscal 2018 (fifty-two weeks) decreased approximately 2.6% to $12.029 billion over net sales of $12.349 billion in fiscal 2017 (fifty-three weeks).

•
Comparable sales in fiscal 2019 (fifty-two weeks) decreased by approximately 6.8%, as compared to a decrease of approximately 1.1% for fiscal 2018 (fifty-two weeks) and a decrease of approximately 1.3% for fiscal 2017 (fifty-three weeks). Comparable sales percentages are calculated based on an equivalent number of weeks in each annual period. For fiscal 2019, comparable sales consummated through customer facing digital channels increased in the low-single-digit percentage range, while comparable sales consummated in-store declined in the high-single-digit percentage range from the corresponding period in the prior year. For fiscal 2018, comparable sales consummated through customer facing digital channels continued the trend of year over year strong growth, while comparable sales consummated in-store declined in the mid-single-digit percentage range from the corresponding period in the prior year.

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

•	Gross profit for fiscal 2019 was $3.542 billion or 31.7% of net sales, compared with $4.104 billion or 34.1% of net sales for fiscal 2018 and $4.443 billion or 36.0% of net sales for fiscal 2017.

•	SG&A for fiscal 2019 were $3.732 billion or 33.4% of net sales, compared with $3.681 billion or 30.6% of net sales for fiscal 2018 and $3.682 billion or 29.8% of net sales for fiscal 2017.

•
Goodwill and other impairments for fiscal 2019 were $509.2 million or 4.6% of net sales compared with $509.9 million or 4.2% of net sales for fiscal 2018. There were no goodwill and other impairments in fiscal 2017.

•	Interest expense, net was $64.8 million, $69.5 million, and $65.7 million in fiscal 2019, 2018 and 2017, respectively.

•	The effective tax rate was 19.7%, 12.4%, and 38.9% for fiscal years 2019, 2018 and 2017, respectively.
For fiscal 2019, the effective tax rate reflects the impact of charges, portions of which are non-deductible for tax purposes, for goodwill and other impairments, an incremental charge for markdowns, severance costs, shareholder activity costs and a loss from a sale-leaseback transaction, including transaction costs. For fiscal 2018, the effective tax rate reflects the impact of charges, portions of which are non-deductible for tax purposes, for goodwill and other impairments, severance costs and a gain from the sale of a building.
For fiscal 2019, 2018 and 2017, the effective tax rate included net expense of approximately $4.3 million, net benefits of approximately $12.1 million and net expense of approximately $7.1 million, respectively, due to the recognition of discrete federal and state tax items. In addition, the fiscal 2017 effective tax rate included the impacts of the comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), enacted by the U.S. government on December 22, 2017.
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

•
For the fiscal year ended February 29, 2020 (fifty-two weeks), net loss per diluted share was $(4.94) ($(613.8) million) and included the unfavorable impact of approximately $5.40 per diluted share from goodwill and other impairments, an incremental charge for markdowns, severance costs, shareholder activity costs and a loss from a sale-leaseback transaction, including transaction costs. For the fiscal year ended March 2, 2019 (fifty-two weeks), net earnings per diluted share was $(1.02) ($(137.2) million) and included the unfavorable impact of approximately $2.99 per diluted share from goodwill and other impairments, severance costs and a gain from the sale of a building, and for the fiscal year ended March 3, 2018 (fifty-three weeks), net earnings per diluted share was $3.04 ($424.9 million).

For the fiscal year ended February 29, 2020 and March 2, 2019, the decrease in net earnings per diluted share is a result of the decrease in net earnings due to the items described above, partially offset by the impact of the Company's repurchase of its common stock.
Capital expenditures for fiscal 2019, 2018, and 2017 were $277.4 million, $325.4 million and $375.8 million, respectively. Almost half of the current year capital expenditures were for technology projects, primarily focused on logistics, digital capabilities and analytics. The remaining capital expenditures were primarily related to new store openings and investments in existing stores.
The Company continues to review and prioritize its capital needs and remains committed to making the required investments in its infrastructure to help position the Company for continued growth and success. Key areas of investment include: continuing to improve the presentation and content as well as the functionality, general search and navigation across its customer facing digital channels; improving customer data integration and customer relations management capabilities; continuing to enhance service offerings to its customers; continuing to strengthen and deepen its information technology, analytics, marketing and e-commerce groups; and creating more flexible fulfillment options designed to improve the Company’s delivery capabilities and lower the Company’s shipping costs. These and other investments are expected to, among other things, provide a seamless and compelling customer experience across the Company’s omnichannel retail platform. As a result of the COVID-19 pandemic, the Company is prioritizing approximately $250 million in essential capital expenditures for fiscal 2020 to drive strategic growth plans, including investments in digital and Buy Online Pick Up In Store (“BOPIS”), and has postponed approximately $150 million in planned capital expenditures, including some store remodels.
During fiscal 2019, the Company opened a total of 9 new stores and closed 42 stores. The Company plans to continue to actively manage its real estate portfolio in order to permit store sizes, layouts, locations and offerings to evolve over time to optimize market profitability and will renovate or reposition stores within markets when appropriate. Over the past several years, the Company’s pace of its store openings has slowed, and the Company has increased the number of store closings. The Company has more than 250 store leases that are up for renewal in 2020, which provide opportunity to evaluate additional store closures and relocations.
During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. During fiscal 2019, 2018 and 2017, total cash dividends of $85.5 million, $86.3 million and $80.9 million were paid, respectively. The Company has suspended its quarterly cash dividend payments as a result of the COVID-19 pandemic. Any future quarterly cash dividend payments on its common stock in the future will be subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors.
During fiscal 2019, 2018 and 2017, the Company repurchased 6.8 million, 9.1 million, and 8.0 million shares, respectively, of its common stock at a total cost of approximately $99.7 million, $148.1 million and $252.4 million, respectively. Decisions regarding share repurchases are within the discretion of the Board of Directors, and will be influenced by a number of factors, including the price of the Company’s common stock, general business and economic conditions, the Company’s financial condition and operating results, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. The Company’s share repurchase program could change, and would be influenced by several factors, including business and market conditions, such as the impact of the COVID-19 pandemic on the Company’s stock price. The Company reviews its alternatives with respect to its capital structure on an ongoing basis. The Company has postponed its plans for share repurchases as a result of the COVID-19 pandemic.
RESULTS OF OPERATIONS
As indicated above, the Company began temporary store closures during the first quarter of fiscal 2020, and the majority of its stores are now closed. To the extent store closures persist for an extended period of time, the Company would expect its results of operations to be impacted in future periods. The following table sets forth for the periods indicated (i) selected statement of operations data of the Company expressed as a percentage of net sales and (ii) the percentage change in dollar amounts from the prior year in selected statement of operations data:

	Fiscal Year Ended
	Percentage of Net Sales			Percentage Change from Prior Year
	February 29, 2020	March 2, 2019	March 3, 2018	February 29, 2020	March 2, 2019
Net sales	100.0%	100.0%	100.0%	(7.2)%	(2.6)%

Cost of sales	68.3	65.9	64.0	(3.9)	0.2

Gross profit	31.7	34.1	36.0	(13.7)	(7.6)

Selling, general and administrative expenses	33.4	30.6	29.8	1.4	—

Goodwill and other impairments	4.6	4.2	—	(0.1)	100.0

Operating (loss) profit	(6.3)	(0.7)	6.2	703.4	(111.4)

Interest expense, net	0.6	0.6	0.5	(6.7)	5.8

(Loss) earnings before provision for income taxes	(6.9)	(1.3)	5.6	388.4	(122.5)

(Benefit) provision for income taxes	(1.4)	(0.2)	2.2	679.1	(107.2)

Net (loss) earnings	(5.5)	(1.1)	3.4	347.3	(132.3)
Net Sales
Since fiscal 2017 was a fifty-three week year, fiscal 2018 started one calendar week later than fiscal 2017. The comparable sales calendar compares the same calendar weeks.
Net sales in fiscal 2019 (fifty-two weeks) decreased $870.2 million to $11.159 billion, representing a decrease of 7.2% compared to $12.029 billion of net sales in fiscal 2018 (fifty-two weeks), which decreased $320.5 million or 2.6% over the $12.349 billion of net sales in fiscal 2017 (fifty-three weeks). For fiscal 2019 and 2018, the decrease was primarily attributable to a decrease in comparable sales. In addition, for fiscal 2018, the decrease was also attributable to one less week in sales compared to fiscal 2017.
The decrease in comparable sales for fiscal 2019 was approximately 6.8% as compared with a decrease of approximately 1.1% for fiscal 2018. Comparable sales percentages are calculated based on an equivalent number of weeks in each annual period. The decrease in comparable sales for fiscal 2019 and 2018 was due to a decrease in the number of transactions in stores, partially offset by an increase in the average transaction amount.
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
For fiscal 2019, comparable sales consummated through customer facing digital channels increased in the low-single-digit percentage range, while comparable sales consummated in-store declined in the high-single-digit percentage range from the corresponding period in the prior year. For fiscal 2018, comparable sales consummated through customer facing digital channels continued the trend of year over year strong growth, while comparable sales consummated in-store declined in the mid-single-digit percentage range from the corresponding period in the prior year.
Comparable sales represented $10.789 billion, $11.604 billion, and $11.813 billion of net sales for fiscal 2019, 2018 and 2017, respectively. Comparable sales dollars are calculated based on an equivalent number of weeks in each annual period.
Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise accounted for approximately 35.2%, 35.4%, and 35.5% of net sales in fiscal 2019, 2018, and 2017, respectively, of which the Company estimates that bed linens accounted for approximately 11% of net sales in fiscal 2019, 2018, and 2017, respectively. The remaining net sales in fiscal 2019, 2018, and 2017 of 64.8%, 64.6%, and 64.5%, respectively, represented sales of home furnishings. No other individual product category accounted for 10% or more of net sales during fiscal 2019, 2018, and 2017.
Gross Profit
Gross profit in fiscal 2019, 2018, and 2017 was $3.542 billion or 31.7% of net sales, $4.104 billion or 34.1% of net sales, and $4.443 billion or 36.0% of net sales, respectively. The decrease in the gross profit margin as a percentage of net sales between fiscal 2019 and 2018 was primarily attributable to a decrease in merchandise margin, as a result of promotional activity and a charge for incremental markdowns of approximately $169.8 million related to the Company's transformation initiatives. This incremental charge for markdowns was the result of the Company's strategic decision to reduce inventory by up to $1.0 billion at retail from the end of the second quarter of fiscal 2019 through the end of fiscal 2020. This reduction is being driven by the Company’s inventory rationalization efforts, including reductions of aged and duplicative SKUs within the Company’s assortment. By taking this action, the Company is seeking to reset its inventory levels in both stores and distribution centers, as well as refresh its assortment, providing for newness and higher-margin products, all in an effort to drive customer traffic and support top-line performance.
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
Selling, General and Administrative Expenses
SG&A was $3.732 billion or 33.4% of net sales in fiscal 2019, $3.681 billion or 30.6% of net sales in fiscal 2018, and $3.682 billion or 29.8% of net sales in fiscal 2017. The increase in SG&A as a percentage of net sales between 2019 and 2018 was primarily attributable to, in order of magnitude, increases in payroll and payroll-related expenses (primarily due to severance expense); technology-related expenses, including depreciation; advertising, due in part to the growth in digital advertising; and occupancy expense. Fixed costs, such as occupancy and technology-related expenses, including depreciation, as a percentage of net sales were impacted by the lower sales base in fiscal 2019. The percentage of net sales increase in SG&A between fiscal 2018 and 2017 was primarily attributable to an increase in technology expenses, including related depreciation.
Goodwill and other impairments
Goodwill and other impairments were $509.2 million in fiscal 2019 and $509.9 million in fiscal 2018. For fiscal 2019, goodwill impairments were $391.1 million, tradename impairments were $41.8 million, long-lived assets impairments were $75.1 million and other impairments were $1.2 million. For fiscal 2018, goodwill impairments were $325.2 million, tradename impairments were $161.7 million and long-lived assets impairments were $23.0 million. The non-cash pre-tax goodwill impairment charges were primarily the result of a sustained decline in the Company's market capitalization. There were no goodwill or other impairments in fiscal 2017.
Operating (Loss) Profit
Operating loss for fiscal 2019 was $700.1 million or 6.3% of net sales and $87.1 million or 0.7% of net sales for fiscal 2018, and operating profit was $761.3 million or 6.2% of net sales in fiscal 2017. The changes in operating (loss) profit as a percentage of net sales between fiscal 2019 and 2018 and between fiscal 2018 and 2017 were the result of the reductions in gross profit margin, the increase in SG&A as a percentage of net sales and goodwill and other impairments as described above.
Interest Expense, net
Interest expense, net was $64.8 million, $69.5 million, and $65.7 million in fiscal 2019, 2018 and 2017, respectively. For fiscal 2019, 2018 and 2017, interest expense, net primarily related to interest on the senior unsecured notes issued in July 2014. Included in interest expense, net was an expense of $2.7 million for fiscal 2018, and a net benefit of $13.3 million for fiscal 2017, related to changes in the Company’s nonqualified deferred compensation plan (“NQDC”) investments. These changes were fully offset by corresponding changes in the NQDC liability recorded in SG&A and resulted in no net impact to the consolidated statement of earnings. On December 27, 2017, the Company terminated its nonqualified deferred compensation plan. During fiscal 2018, all participants' balances were liquidated and disbursed to those participants.
Income Taxes
The effective tax rate was 19.7% for fiscal 2019, 12.4% for fiscal 2018, and 38.9% for fiscal 2017.
For fiscal 2019, the effective tax rate reflects the impact of charges, portions of which are non-deductible for tax purposes, for goodwill and other impairments, an incremental charge for markdowns, severance costs, shareholder activity costs and a loss from a sale-leaseback transaction, including transaction costs. For fiscal 2018, the effective tax rate reflects the impact of charges, portions of which are non-deductible for tax purposes, for goodwill and other impairments, severance costs and a gain from the sale of a building.
For fiscal 2019, 2018 and 2017, the effective tax rate included net expense of approximately $4.3 million, net benefits of approximately $12.1 million and net expense of approximately $7.1 million, respectively, due to the recognition of discrete federal and state tax items. In addition, the fiscal 2017 effective tax rate included the impacts of the Tax Act, enacted by the U.S. government on December 22, 2017.
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
As described above, on March 27, 2020, the CARES Act was enacted. The Company is currently implementing applicable benefits of the CARES Act, such as utilizing the ability to carry back and deduct losses to offset prior income in previously filed tax returns. Due to the timing of the enactment of the CARES Act, the Company is still evaluating the impact that the CARES Act may have on the Company’s effective tax rate.

Potential volatility in the effective tax rate from year to year may occur as the Company is required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.
LIQUIDITY AND CAPITAL RESOURCES
The Company has been able to finance its operations, including its growth and acquisitions, substantially through internally generated funds. The Company ended fiscal 2019 in a strong cash position. As of February 29, 2020, the Company had approximately $1.406 billion in cash and investment securities, an increase of approximately $392 million compared with $1.015 billion as of March 2, 2019. For fiscal 2020, the Company believes that it can continue to finance its operations through existing and internally generated funds. As a result of the COVID-19 pandemic, for fiscal 2020, the Company has taken measures to preserve its liquidity, including the postponement of its share repurchase program and the suspension of the payment of future dividends and prior plans for debt reduction; postponing approximately $150 million in capital expenditures and, among other things, renegotiating payment terms for goods, services and rent, managing to lower inventory levels, and reducing discretionary spend such as business travel, advertising and expense associated with the maintenance of stores that are temporarily closed. Similar to other retailers, the Company has also withheld portions of and/or delayed payments to certain of its business partners as the Company seeks to renegotiate payment terms, in order to further maintain liquidity given the temporary store closures. There can be no assurance that the Company will be able to successfully renegotiate payment terms with such business partners, and the ultimate outcome of these activities including the responses of business partners are not yet known. In addition, following the end of fiscal 2019, the Company elected to draw down the remaining $236 million of available funds under its $250 million revolving credit facility. The Company continues to explore other sources of liquidity as its capital structure provides further flexibility, including the potential to utilize significant balance sheet assets to generate incremental liquidity, if needed. As of February 29, 2020, the Company had approximately $2 billion of non-seasonal inventory on its balance sheet, which had not been pledged as collateral under existing debt arrangements. Capital expenditures for fiscal 2020 are modeled to be $250 million related to essential capital expenditures to drive strategic growth plans, including investments in digital and BOPIS. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis. As indicated above, the Company began store closures during the first quarter of fiscal 2020, and the majority of its stores are now closed. To the extent store closures persist for an extended period of time, the Company's liquidity would be negatively impacted.
Fiscal 2019 compared to Fiscal 2018
Net cash provided by operating activities in fiscal 2019 was $590.9 million, compared with $918.3 million in fiscal 2018. Year over year, the Company experienced a decrease in net earnings and an increase in cash provided by the net components of working capital (primarily merchandise inventories and accrued expenses and other current liabilities, partially offset by trading investment securities and other current assets).
Retail inventory, which includes inventory in the Company’s distribution facilities for direct to customer shipments, was approximately $2.1 billion at February 29, 2020, a decrease of approximately 20.0% compared to retail inventory at March 2, 2019. The Company continues to focus on its inventory optimization strategies.
Net cash provided by investing activities in fiscal 2019 was $91.4 million, compared with $509.7 million net cash used in fiscal 2018. In fiscal 2019, net cash provided by investing activities was primarily due to $267.3 million of proceeds from a sale-leaseback transaction and $101.5 million of redemptions of investment securities, net of purchases, partially offset by $277.4 million of capital expenditures. In fiscal 2018, net cash used in investing activities was primarily due to $325.4 million of capital expenditures and $195.5 million of purchases of investment securities, net of redemptions.
Net cash used in financing activities for fiscal 2019 was $182.8 million, compared with $238.6 million in fiscal 2018. The decrease in net cash used in financing activities was primarily due to a decrease in common stock repurchases of $48.4 million.
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
Retail inventory, which includes inventory in the Company’s distribution facilities for direct to customer shipments, was approximately $2.6 billion at March 2, 2019, a decrease of approximately 4.7% compared to retail inventory at March 3, 2018. The Company continues to focus on its inventory optimization strategies.

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
Other Fiscal 2019 Information
As of February 29, 2020, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of August 30, 2020 and February 21, 2021, respectively. These uncommitted lines of credit are currently and in the future, expected to be used for letters of credit in the ordinary course of business. During fiscal 2019, the Company did not have any direct borrowings under the uncommitted lines of credit. Given the current economic environment, there can be no assurance of the Company’s ability to secure additional funding under its uncommitted lines of credit or on its ability to renew either or both of the uncommitted lines of credit before their respective expiration dates.
On November 14, 2017, the Company replaced its existing $250 million five year senior unsecured revolving credit facility agreement with various lenders with a new $250 million five year senior unsecured revolving credit facility agreement ("Revolver") with various lenders maturing November 14, 2022. The new Revolver has essentially the same terms and requirements as the prior revolving credit facility agreement. For fiscal 2019 and 2018, the Company did not have any borrowings under the Revolver. The Company was in compliance with all covenants related to the Revolver as of February 29, 2020. As noted above, following the end of fiscal 2019, the Company elected to draw down the remaining $236 million of available funds under the Revolver. Given the current economic environment, the pendency of the COVID-19 pandemic, and the temporary closure of a substantial majority of the Company’s stores, the Company may be unable to maintain compliance with the maximum leverage ratio covenant contained in the Revolver in future periods, which would result in an event of default under the Revolver and could, at the direction of the requisite lenders, result in the acceleration of the obligation to repay the outstanding amounts thereunder if not waived by the applicable lenders.
Between December 2004 and September 2015, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $11.950 billion of its common stock. Since 2004 through the end of fiscal 2019, the Company has repurchased approximately $10.7 billion of its common stock through share repurchase programs. The Company has approximately $1.2 billion remaining of authorized share repurchases as of February 29, 2020. The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. The Company’s share repurchase program could change, and would be influenced by several factors, including business and market conditions, such as the impact of the COVID-19 pandemic on the Company's stock price. As of the date of this filing, the Company has postponed its plans for share repurchases to help preserve liquidity as a result of the COVID-19 pandemic.
During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. During fiscal 2019, 2018 and 2017, total cash dividends of $85.5 million, $86.3 million and $80.9 million were paid, respectively. As a result of the COVID-19 pandemic, the Company has suspended its quarterly cash dividend payments. Any quarterly cash dividends to be paid in the future are subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors.
The Company has contractual obligations consisting mainly of principal and interest related to the senior unsecured notes, operating leases for stores, offices, distribution facilities and equipment, purchase obligations, long-term sale/leaseback and finance lease obligations and other long-term liabilities which the Company is obligated to pay as of February 29, 2020 as follows:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior unsecured notes (1)	$1,495,377	$—	$—	$—	$1,495,377
Interest on senior unsecured notes (1)	1,402,518	72,304	144,608	139,071	1,046,535
Operating lease obligations (2)	2,875,024	590,582	939,479	591,657	753,306
Purchase obligations (3)	1,004,824	1,004,824	—	—	—
Long-term sale/leaseback and finance lease obligations(4)	301,419	10,470	20,841	21,226	248,882
Other long-term liabilities (5)	149,459	—	—	—	—

Total Contractual Obligations	$7,228,621	$1,678,180	$1,104,928	$751,954	$3,544,100
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
(2)  The amounts presented represent the undiscounted future minimum lease payments under non-cancelable operating leases, inclusive of a financing obligation in the amount of $22.2 million related to operating leases entered into as a result of a sale-leaseback transaction completed during fiscal 2019.  In addition to minimum rent, certain of the Company's leases require the payment of additional costs for insurance, maintenance and other costs.  These additional amounts are not included in the table of contractual commitments as the timing and/or amounts of such payments are not known.  As of February 29, 2020, the Company has entered leases which have not yet commenced for 14 new or relocated locations planned for opening in fiscal 2020, for which aggregate minimum rental payments over the term of the leases are approximately $40.2 million. Such amounts are included in the table above, but have not been recorded in the consolidated balance sheet as of February 29, 2020. In addition, the amounts included in the table above exclude the operating lease payments for PMall and OKL, as the businesses were classified as held for sale as of February 29, 2020.
(3)  Purchase obligations primarily consist of purchase orders for merchandise.
(4)  Long-term sale/leaseback and finance lease obligations represent future minimum lease payments under the sale/leaseback and finance lease agreements.
(5)  Other long-term liabilities are primarily comprised of income taxes payable, workers' compensation and general liability reserves and various other accruals and are recorded as other liabilities and income taxes payable in the consolidated balance sheet as of February 29, 2020.  The amounts associated with these other long-term liabilities have been reflected only in the Total Column in the table above as the timing and / or amount of any cash payment is uncertain.
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

Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail values of inventories. The inputs associated with determining the cost-to-retail ratio includes: merchandise purchases, net of returns to vendors, discounts and volume and incentive rebates; inbound freight expenses; duty, insurance and commissions.
The retail inventory method contains certain management judgments that may affect inventory valuation. At any one time, inventories include items that have been written down to the Company’s best estimate of their realizable value. Judgment is required in estimating realizable value and factors considered are the age of merchandise, anticipated demand based on factors such as customer preferences and fashion trends, as well as anticipated markdowns to reduce the price of merchandise from its recorded retail price to a retail price at which it is expected to be sold in the future. These estimates are based on historical experience and current information about future events which are inherently uncertain. Actual realizable value could differ materially from this estimate based upon future customer demand or economic conditions, including the duration and severity of the COVID-19 pandemic.
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
Impairment of Long-Lived Assets: The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Judgment is required in estimating the fair value of the assets including assumptions related to sales growth rates and market rental rates. These estimates are based on historical experience and current information about future events which are inherently uncertain. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.
In fiscal 2019, the Company recorded $75.1 million non-cash pre-tax impairment charges within goodwill and other impairments in the consolidated statement of operations for certain store-level assets, including leasehold improvements and operating lease assets. In fiscal 2018, the Company recorded a $23.0 million non-cash pre-tax impairment charge within goodwill and other impairments in the consolidated statement of operations for certain store-level assets. There were no impairments to long-lived assets in fiscal 2017. Of the stores impaired during fiscal 2019, partial impairments were recorded at 96 stores resulting in a remaining net book value of long-lived assets at risk of $116.6 million, inclusive of leasehold improvements and right-of-use assets. The Company will continue to monitor these stores closely. If actual results differ from the estimated undiscounted future cash flows or the estimated price market participants would be willing to pay to sublease store operating leases and acquire remaining store assets, which among other factors, may be impacted by the duration and severity of the COVID-19 pandemic. The Company may be exposed to additional impairment losses that may be material. If events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.
Goodwill and Other Indefinite Lived Intangible Assets: The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually as of the end of the fiscal year or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available, including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, projecting future cash flows, determining appropriate discount rates, margins, growth rates, and other assumptions, to estimate the fair value of goodwill and indefinite lived intangible assets. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results. In addition, sustained declines in the Company's stock price and related market capitalization could impact key assumptions in the overall estimated fair values of its reporting units and could result in non-cash impairment charges that could be material to the Company's consolidated balance sheet or result of operations. Prior to fiscal 2018, the Company has not recorded an impairment to its goodwill and other indefinite lived intangible assets.
In fiscal 2018, the Company recognized non-cash pre-tax goodwill impairment charges of $285.1 million and $40.1 million for the North American Retail and Institutional Sales reporting units, respectively. As of June 1, 2019, the Company completed a quantitative impairment analysis of goodwill related to its reporting units by comparing the fair value of a reporting unit with its carrying amount. The Company performed a discounted cash flow analysis and market multiple analysis for each reporting unit. Based upon the analysis performed, the Company determined that goodwill was fully impaired and recognized a non-cash pre-tax goodwill impairment charge of $391.1 million for the North American Retail reporting unit. The non-cash pre-tax impairment charge was primarily the result of a sustained decline in the Company's market capitalization.
Other indefinite lived intangible assets were recorded as a result of acquisitions and primarily consist of tradenames. The Company values its tradenames using a relief-from-royalty approach, which assumes the value of the tradename is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the tradename and instead licensed the tradename from another company. For the fiscal years ended February 29, 2020 and March 2. 2019, for certain other indefinite lived intangible assets, the Company completed a quantitative impairment analysis by comparing the fair value of the tradenames to their carrying value and recognized non-cash pre-tax tradename impairment charges of $41.8 million and $161.7 million, respectively, within goodwill and other impairments in the consolidated statement of operations. For the remaining other indefinite lived intangibles assets, the Company assessed qualitative factors as of February 29, 2020 in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these other indefinite lived assets did not exceed their carrying values and concluded no such events or circumstances existed which would require an impairment test be performed. As of February 29, 2020, the Company has $91.2 million of remaining other indefinite lived intangible assets. If actual results differ from the estimated future cash flows, which, among other factors, may be impacted by the duration and severity of the COVID-19 pandemic, the Company may be exposed to additional impairment losses that may be material. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.
Self-Insurance: The Company utilizes a combination of insurance and self-insurance for a number of risks including workers’ compensation, general liability, cyber liability, property liability, automobile liability and employee related health care benefits (a portion of which is paid by its employees). Liabilities associated with the risks that the Company retains are estimated by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Although the Company’s claims experience has not displayed substantial volatility in the past, actual experience could materially vary from its historical experience in the future. Factors that affect these estimates include but are not limited to: inflation, the number and severity of claims and regulatory changes. In the future, if the Company concludes an adjustment to self-insurance accruals is required, the liability will be adjusted accordingly.
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

FORWARD-LOOKING STATEMENTS
This Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the Company’s progress and anticipated progress towards its long-term objectives and the Company’s plans in response to COVID-19. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, goal and similar words and phrases. The Company's actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment; risks associated with COVID-19 and the governmental responses to it, including its impacts across the Company's businesses on demand and operations, as well as on the operations of the Company's suppliers and other business partners, and the effectiveness of the Company's actions taken in response to these risks; consumer preferences, spending habits and adoption of new technologies; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; civil disturbances and terrorist acts; unusual weather patterns and natural disasters; competition from existing and potential competitors across all channels; pricing pressures; liquidity; the ability to achieve anticipated cost savings, and to not exceed anticipated costs, associated with organizational changes and investments; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise and other costs and expenses; potential supply chain disruption due to trade restrictions, and other factors such as natural disasters, such as pandemics, including the COVID-19 pandemic, political instability, labor disturbances, product recalls, financial or operational instability of suppliers or carriers, and other items; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s plans for new stores; the ability to establish and profitably maintain the appropriate mix of digital and physical presence in the markets it serves; the ability to assess and implement technologies in support of the Company’s development of its omnichannel capabilities; the ability to effectively and timely adjust the Company's plans in the face of the rapidly changing retail and economic environment, including in response to the COVID-19 pandemic; uncertainty in financial markets; volatility in the price of the Company’s common stock and its effect, and the effect of other factors, including the COVID-19 pandemic, on the Company’s capital allocation strategy; risks associated with the ability to achieve a successful outcome for its business concepts and to otherwise achieve its business strategies; the impact of intangible asset and other impairments; disruptions to the Company’s information technology systems including but not limited to security breaches of systems protecting consumer and employee information or other types of cybercrimes or cybersecurity attacks; reputational risk arising from challenges to the Company’s or a third party product or service supplier’s compliance with various laws, regulations or standards, including those related to labor, health, safety, privacy or the environment; reputational risk arising from third-party merchandise or service vendor performance in direct home delivery or assembly of product for customers; changes to statutory, regulatory and legal requirements, including without limitation proposed changes affecting international trade, changes to, or new tax laws or interpretation of existing tax laws; new, or developments in existing, litigation, claims or assessments; changes to, or new, accounting standards; and foreign currency exchange rate fluctuations. The Company does not undertake any obligation to update its forward-looking statements.
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of February 29, 2020, the Company’s investments include cash and cash equivalents of approximately $1.000 billion, short-term investment securities of $385.6 million and long term investments in auction rate securities of approximately $20.3 million at weighted average interest rates of 1.10%, 1.52% and 1.81%, respectively. The book value of these investments is representative of their fair values.
The Company’s senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of February 29, 2020, the fair value of the senior unsecured notes was $1.126 billion, which is based on quoted prices in active markets for identical instruments compared to the carrying value of approximately $1.495 billion.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following are included herein:

1)	Consolidated Balance Sheets as of February 29, 2020 and March 2, 2019

2)	Consolidated Statements of Operations for the fiscal years ended February 29, 2020, March 2, 2019, and March 3, 2018

3)	Consolidated Statements of Comprehensive (Loss) Income for the fiscal years ended February 29, 2020, March 2, 2019, and March 3, 2018

4)	Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 29, 2020, March 2, 2019, and March 3, 2018

5)	Consolidated Statements of Cash Flows for the fiscal years ended February 29, 2020, March 2, 2019, and March 3, 2018

6)	Notes to Consolidated Financial Statements

7)	Reports of Independent Registered Public Accounting Firm

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)

	February 29, 2020	March 2, 2019
Assets
Current assets:
Cash and cash equivalents	$1,000,340	$508,971
Short term investment securities	385,642	485,799
Merchandise inventories	2,093,869	2,618,922
Prepaid expenses and other current assets	248,342	296,280
Assets held-for-sale	98,092	—

Total current assets	3,826,285	3,909,972

Long term investment securities	20,380	20,010
Property and equipment, net	1,430,604	1,853,091
Operating lease assets	2,006,966	—
Goodwill	—	391,052
Other assets	506,280	396,416

Total assets	$7,790,515	$6,570,541

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$944,194	$1,094,078
Accrued expenses and other current liabilities	675,776	623,734
Merchandise credit and gift card liabilities	340,407	339,322
Current operating lease liabilities	463,005	—
Liabilities related to assets held-for-sale	43,144	—
Current income taxes payable	—	20,498

Total current liabilities	2,466,526	2,077,632

Other liabilities	204,926	395,409
Operating lease liabilities	1,818,783	—
Income taxes payable	46,945	49,235
Long term debt	1,488,400	1,487,934

Total liabilities	6,025,580	4,010,210

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—

Common stock - $0.01 par value; authorized - 900,000 shares; issued 343,683 and 342,582, respectively; outstanding 126,528 and 132,233 shares, respectively	3,436	3,426
Additional paid-in capital	2,167,337	2,118,673
Retained earnings	10,374,826	11,112,887
Treasury stock, at cost	(10,715,755)	(10,616,045)
Accumulated other comprehensive loss	(64,909)	(58,610)

Total shareholders' equity	1,764,935	2,560,331

Total liabilities and shareholders' equity	$7,790,515	$6,570,541
See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Twelve Months Ended
	February 29, 2020	March 2, 2019	March 3, 2018
Net sales	$11,158,580	$12,028,797	$12,349,301

Cost of sales	7,616,920	7,924,817	7,906,286

Gross profit	3,541,660	4,103,980	4,443,015

Selling, general and administrative expenses	3,732,498	3,681,210	3,681,694

Goodwill and other impairments	509,226	509,905	—

Operating (loss) profit	(700,064)	(87,135)	761,321

Interest expense, net	64,789	69,474	65,661

(Loss) earnings before provision for income taxes	(764,853)	(156,609)	695,660

(Benefit) provision for income taxes	(151,037)	(19,385)	270,802

Net (loss) earnings	$(613,816)	$(137,224)	$424,858

Net (loss) earnings per share - Basic	$(4.94)	$(1.02)	$3.05
Net (loss) earnings per share - Diluted	$(4.94)	$(1.02)	$3.04

Weighted average shares outstanding - Basic	124,352	134,292	139,238
Weighted average shares outstanding - Diluted	124,352	134,292	139,739

Dividends declared per share	$0.68	$0.64	$0.60
See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Twelve Months Ended
	February 29, 2020	March 2, 2019	March 3, 2018
Net (loss) earnings	$(613,816)	$(137,224)	$424,858

Other comprehensive (loss) income:

Change in temporary impairment of auction rate securities, net of taxes	276	366	95
Pension adjustment, net of taxes	(4,791)	(482)	2,021
Currency translation adjustment	(1,784)	(10,198)	(2,548)
Reclassification due to the adoption of ASU 2018-02	—	—	(614)

Other comprehensive (loss) income	(6,299)	(10,314)	(1,046)

Comprehensive (loss) income	$(620,115)	$(147,538)	$423,812
See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at February 25, 2017	339,533	$3,395	$1,974,781	$11,003,890	(193,259)	$(10,215,539)	$(47,250)	$2,719,277

Net earnings				424,858				424,858

Other comprehensive loss, net of tax				614			(1,046)	(432)

Dividend declared				(85,859)				(85,859)

Shares sold under employee stock option plans, net of taxes	359	4	10,157					10,161

Issuance of restricted shares, net	1,575	16	(16)					—

Payment and vesting of performance stock units	321	3	(3)					—

Stock-based compensation expense, net			72,904					72,904

Director fees paid in stock	7		152					152

Repurchase of common stock, including fees					(8,038)	(252,433)		(252,433)
Balance at March 3, 2018	341,795	3,418	2,057,975	11,343,503	(201,297)	(10,467,972)	(48,296)	2,888,628

Net loss				(137,224)				(137,224)

Other comprehensive loss, net of tax							(10,314)	(10,314)

Effect of Adoption of ASU 2014-09				(4,221)				(4,221)

Dividend declared				(89,171)				(89,171)

Shares sold under employee stock option plans, net of taxes								—

Issuance of restricted shares, net	320	3	(3)					—

Payment and vesting of performance stock units	464	5	(5)					—

Stock-based compensation expense, net			60,657					60,657

Director fees paid in stock	3		49					49

Repurchase of common stock, including fees					(9,052)	(148,073)		(148,073)
Balance at March 2, 2019	342,582	3,426	2,118,673	11,112,887	(210,349)	(10,616,045)	(58,610)	2,560,331

Net loss				(613,816)				(613,816)

Other comprehensive loss, net of tax							(6,299)	(6,299)

Effect of Adoption of ASU 2016-02				(40,700)				(40,700)

Dividend declared				(83,545)				(83,545)

Shares sold under employee stock option plans, net of taxes	139	1	2,345					2,346

Issuance of restricted shares, net	370	4	(4)					—

Payment and vesting of performance stock units	580	5	(5)					—

Stock-based compensation expense, net			46,159					46,159

Director fees paid in stock	12	—	169					169

Repurchase of common stock, including fees					(6,806)	(99,710)		(99,710)
Balance at February 29, 2020	343,683	$3,436	$2,167,337	$10,374,826	(217,155)	$(10,715,755)	$(64,909)	$1,764,935
See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Twelve Months Ended
	February 29, 2020	March 2, 2019	March 3, 2018
Cash Flows from Operating Activities:
Net (loss) earnings	$(613,816)	$(137,224)	$424,858
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	342,511	338,825	313,107
Loss on sale leaseback transaction	27,357	—	—
Gain on sale of building	—	(29,690)	—
Gain on debt extinguishment	—	(412)	—
Goodwill and other impairments	509,226	509,905	—
Stock-based compensation	45,676	58,514	70,510
Deferred income taxes	(145,543)	(104,089)	175,351
Other	(3,446)	(814)	(69)
Decrease (increase) in assets, net of effect of acquisitions:
Merchandise inventories	506,334	106,928	176,672
Trading investment securities	21	86,277	(16,036)
Other current assets	(4,781)	269,186	(258,853)
Other assets	218	218	(4,754)
(Decrease) increase in liabilities, net of effect of acquisitions:
Accounts payable	(124,206)	(90,657)	13,210
Accrued expenses and other current liabilities	61,864	(77,147)	80,375
Merchandise credit and gift card liabilities	1,154	16,016	25,510
Income taxes payable	(22,783)	8,360	(64,941)
Operating lease assets and liabilities, net	(2,899)	—	—
Other liabilities	14,054	(35,918)	(75,251)

Net cash provided by operating activities	590,941	918,278	859,689

Cash Flows from Investing Activities:

Purchase of held-to-maturity investment securities	(443,500)	(734,424)	(292,500)
Redemption of held-to-maturity investment securities	545,000	538,925	—
Capital expenditures	(277,401)	(325,366)	(375,793)
Proceeds from sale-leaseback transaction	267,277	—	—
Proceeds from sale of a building	—	11,183	—
Payment for acquisitions, net of cash acquired	—	—	(6,119)

Net cash provided by (used in) investing activities	91,376	(509,682)	(674,412)

Cash Flows from Financing Activities:

Payment of dividends	(85,482)	(86,287)	(80,877)
Repurchase of common stock, including fees	(99,710)	(148,073)	(252,433)
Payment of senior notes	—	(4,224)	—
Proceeds from exercise of stock options	2,346	—	10,313
Payment of other liabilities	—	—	(434)

Net cash used in financing activities	(182,846)	(238,584)	(323,431)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(977)	(7,181)	(4,035)

Net increase (decrease) in cash, cash equivalents and restricted cash, including cash balances classified as assets held-for-sale	498,494	162,831	(142,189)
Less: Cash balances classified as assets held-for sale	(4,815)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	493,679	162,831	(142,189)

Cash, cash equivalents and restricted cash:

Beginning of period	529,971	367,140	509,329
End of period	$1,023,650	$529,971	$367,140
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Bed Bath & Beyond Inc. and Subsidiaries

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

A.	Nature of Operations
Bed Bath & Beyond Inc. and subsidiaries (the "Company") is an omnichannel retailer that makes it easy for its customers to feel at home. The Company sells a wide assortment of domestics merchandise and home furnishings which operates under the names Bed Bath & Beyond ("BBB"), Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, "CTS"), Harmon, Harmon Face Values, or Face Values (collectively, "Harmon"), buybuy BABY ("Baby") and World Market, Cost Plus World Market, or Cost Plus (collectively, "Cost Plus World Market"). Customers can purchase products either in-store, online, with a mobile device or through a customer contact center. The Company generally has the ability to have customer purchases picked up in-store or shipped direct to the customer from the Company's distribution facilities, stores or vendors. The Company also operates Decorist, an online interior design platform that provides personalized home design services. In addition, the Company operates Linen Holdings, a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, healthcare and other industries. Additionally, the Company is a partner in a joint venture which operates retail stores in Mexico under the name Bed Bath & Beyond. The Company also operates PersonalizationMall.com (“PMall”), an industry-leading online retailer of personalized products.
The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under U.S. generally accepted accounting principles and therefore is not a reportable segment. Net sales outside of the U.S. for the Company were not material for fiscal 2019, 2018, and 2017. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

B.	Fiscal Year
The Company’s fiscal year is comprised of the 52 or 53-week period ending on the Saturday nearest February 28th. Accordingly, fiscal 2019 and fiscal 2018 represented 52 weeks and ended on February 29, 2020 and March 2, 2019, respectively. Fiscal 2017 represented 53 weeks and ended March 3, 2018.

C.	Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company accounts for its investment in the joint venture under the equity method.
All significant intercompany balances and transactions have been eliminated in consolidation.

D.	Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In particular, judgment is used in areas such as inventory valuation, impairment of long-lived assets, impairment of auction rate securities, goodwill and other indefinite lived intangible assets, accruals for self-insurance, litigation, store opening, expansion, relocation and closing costs, the provision for sales returns, vendor allowances, stock-based compensation and income and certain other taxes. Actual results could differ from these estimates.

E.	Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity's leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. In July 2018, the FASB approved an amendment to the new guidance that allows companies the option of using the effective date of the new standard as the initial application (at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period) and to recognize the effects of applying the new ASU as a cumulative effect adjustment to the opening balance sheet or retained earnings. The Company adopted this accounting standard at the beginning of the first quarter of fiscal 2019 using the new transition election to not restate comparative periods. The Company elected the package of practical expedients upon adoption, which permits the Company to not reassess under the new standard the Company's prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to separate lease and non-lease components for all real estate leases and did not elect the hindsight practical expedient. Lastly, the Company elected the short-term lease exception policy, permitting it to exclude the recognition requirements of this standard from leases with initial terms of 12 months or less. Upon adoption, the Company recognized operating lease assets of approximately $2.0 billion and operating lease liabilities of approximately $2.2 billion on its consolidated balance sheet. In addition, upon adoption deferred rent and various lease incentives which were recorded as of March 2, 2019 were reclassified as a component of the right-of-use assets. Upon adoption, the Company recognized a cumulative adjustment decreasing opening retained earnings by approximately $40.7 million due to the impairment of certain right-of-use assets. The adoption of the new standard did not have a material impact on the consolidated statements of operations or cash flows.

F.	Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $79.7 million and $92.9 million as of February 29, 2020 and March 2, 2019, respectively.

G.	Investment Securities
Investment securities consist primarily of U.S. Treasury Bills with remaining maturities of less than one year and auction rate securities, which are securities with interest rates that reset periodically through an auction process. The U.S. Treasury Bills are classified as short term held-to-maturity securities and are stated at their amortized cost which approximates fair value. Auction rate securities are classified as available-for-sale and are stated at fair value, which had historically been consistent with cost or par value due to interest rates which reset periodically, typically every 7, 28 or 35 days. As a result, there generally were no cumulative gross unrealized holding gains or losses relating to these auction rate securities. However, beginning in mid-February 2008 due to market conditions, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities and affect their estimated fair values at February 29, 2020 and March 2, 2019, but do not affect the underlying collateral of the securities. (See “Fair Value Measurements,” Note 4 and “Investment Securities,” Note 5). All income from these investments is recorded as interest income.
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
The retail inventory method contains certain management judgments that may affect inventory valuation. At any one time, inventories include items that have been written down to the Company’s best estimate of their realizable value. Judgment is required in estimating realizable value and factors considered are the age of merchandise, anticipated demand based on factors such as customer preferences and fashion trends, as well as anticipated markdowns to reduce the price of merchandise from its recorded retail price to a retail price at which it is expected to be sold in the future. These estimates are based on historical experience and current information about future events which are inherently uncertain. Actual realizable value could differ materially from this estimate based upon future customer demand or economic conditions.
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
The cost of maintenance and repairs is charged to earnings as incurred; significant renewals and betterments are capitalized. Maintenance and repairs amounted to $133.9 million, $132.4 million, and $125.7 million for fiscal 2019, 2018 and 2017, respectively.

J.	Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Judgment is required in estimating the fair value of the assets including assumptions related to sales growth rates and market rental rates. These estimates are based on historical experience and current information about future events which are inherently uncertain. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. In fiscal 2019, the Company recorded $75.1 million non-cash pre-tax impairment charges within goodwill and other impairments in the consolidated statement of operations for certain store-level assets, including leasehold improvements and operating lease assets. In fiscal 2018, the Company recorded a $23.0 million non-cash pre-tax impairment charge within goodwill and other impairments in the consolidated statement of operations for certain store-level assets. There were no impairments to long-lived assets in fiscal 2017. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

K.	Goodwill and Other Indefinite Lived Intangible Assets
The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually as of the end of the fiscal year or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, projecting future cash flows, determining appropriate discount rates, margins, growth rates, and other assumptions, to estimate the fair value of goodwill and indefinite lived intangible assets. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results.
As of June 1, 2019, the Company completed a quantitative impairment analysis of goodwill related to its reporting units by comparing the fair value of a reporting unit with its carrying amount. The Company performed a discounted cash flow analysis and market multiple analysis for each reporting unit. Based upon the analysis performed, the Company recognized non-cash pre-tax goodwill impairment charges of $391.1 million for the North American Retail reporting unit. In fiscal 2018, the Company recognized non-cash pre-tax goodwill impairment charges of $285.1 million and $40.1 million for the North American Retail and Institutional Sales reporting units, respectively. Cumulatively, the Company has recognized non-cash pre-tax goodwill impairment charges of $676.2 million and $40.1 million for the North American Retail and Institutional Sales reporting units, respectively. The non-cash pre-tax impairment charge was primarily the result of a sustained decline in the Company's market capitalization.
Other indefinite-lived intangible assets were recorded as a result of acquisitions and primarily consist of tradenames. The Company values its tradenames using a relief-from-royalty approach, which assumes the value of the tradename is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the tradename and instead licensed the tradename from another company. For the fiscal years ended February 29, 2020 and March 2, 2019, for certain other indefinite lived intangible assets, the Company completed a quantitative impairment analysis by comparing the fair value of the tradenames to their carrying value and recognized non-cash pre-tax tradename impairment charges of $41.8 million and $161.7 million, respectively, within goodwill and other impairments in the consolidated statement of operations. As of February 29, 2020, for the remaining other indefinite lived intangibles assets, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these other indefinite lived assets did not exceed their carrying values and concluded no such events or circumstances existed which would require an impairment test be performed. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.
Included within other assets in the accompanying consolidated balance sheets as of February 29, 2020 and March 2, 2019, respectively, are $91.2 million and $143.8 million for indefinite lived tradenames and trademarks.

L.	Self-Insurance
The Company utilizes a combination of insurance and self-insurance for a number of risks including workers’ compensation, general liability, cyber liability, property liability, automobile liability and employee related health care benefits (a portion of which is paid by its employees). Liabilities associated with the risks that the Company retains are estimated by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Although the Company’s claims experience has not displayed substantial volatility in the past, actual experience could materially vary from its historical experience in the future. Factors that affect these estimates include but are not limited to: inflation, the number and severity of claims and regulatory changes. In the future, if the Company concludes an adjustment to self-insurance accruals is required, the liability will be adjusted accordingly.

M.	Shareholders’ Equity
The Company has authorization to make repurchases of its common shares from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.
Between December 2004 and September 2015, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $11.95 billion of its shares of common stock. Since 2004 through the end of fiscal 2019, the Company has repurchased approximately $10.7 billion of its common stock through share repurchase programs. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock and performance stock unit awards.
During fiscal 2019, the Company repurchased approximately 6.8 million shares of its common stock at a total cost of approximately $99.7 million. During fiscal 2018, the Company repurchased approximately 9.1 million shares of its common stock at a total cost of approximately $148.1 million. During fiscal 2017 the Company repurchased approximately 8.0 million shares of its common stock at a total cost of approximately $252.4 million. The Company has approximately $1.2 billion remaining of authorized share repurchases as of February 29, 2020. The Company's share repurchase program could change, and would be influenced by several factors, including business and market conditions, such as the impact of the COVID-19 pandemic on the Company's stock price.
During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. During fiscal 2019, 2018 and 2017, total cash dividends of $85.5 million, $86.3 million and $80.9 million were paid, respectively. As a result of the COVID-19 pandemic, the Company has suspended its quarterly cash dividend payments. Any quarterly cash dividends to be paid in the future are subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors.
Cash dividends, if any, are accrued as a liability on the Company’s consolidated balance sheets and recorded as a decrease to additional paid-in capital when declared.

N.	Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The Company’s investment securities consist primarily of U.S. Treasury securities, which are stated at amortized cost, and auction rate securities, which are stated at their approximate fair value. The book value of the financial instruments, excluding the Company’s long term debt, is representative of their fair values (See “Fair Value Measurements,” Note 4). The fair value of the Company’s long term debt is approximately $1.126 billion as of February 29, 2020, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.495 billion.

O.	Leases
The Company determines if an arrangement is a lease or contains a lease at the inception of the contract. The Company’s leases generally contain fixed and variable components. Variable components are primarily contingent rents based upon store sales exceeding stipulated amounts. Lease agreements may also include non-lease components, such as certain taxes, insurance and common area maintenance, which the Company combines with the lease component to account for both as a single lease component. Lease liabilities, which represent the Company’s obligation to make lease payments arising from the lease, and corresponding right-of-use assets, which represent the Company’s right to use an underlying asset for the lease term, are recognized at the commencement date of the lease, which is typically the date the Company obtains possession of the leased premises, based on the present value of fixed future payments over the lease term. The Company utilizes the lease term for which it is reasonably certain to use the underlying asset, including consideration of options to extend or terminate the lease. Incentives received from landlords are recorded as a reduction to the lease right-of-use assets. The Company does not recognize lease right-of-use assets and corresponding lease liabilities for leases with initial terms of 12 months or less.
The Company calculates the present value of future payments using the discount rate implicit in the lease, if available, or its incremental borrowing rate. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The Company determined discount rates based on the rates of its unsecured borrowings, which are then adjusted for the appropriate lease term and effects of full collateralization. In determining the Company's operating lease assets and operating lease liabilities, the Company applied these incremental borrowing rates to the minimum lease payments within each lease agreement.
For operating leases, lease expense relating to fixed payments is recognized on a straight-line basis over the lease term and lease expense relating to variable payments is expensed as incurred. For finance leases, the amortization of the asset is recognized over the shorter of the lease term or useful life of the underlying asset.

P.	Assets Held for Sale
The Company classifies long-lived assets or disposal groups as held for sale in the period when the following held for sale criteria are met: (i) the Company commits to a plan to sell; (ii) the long-lived asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such long-lived assets or disposal groups; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale is probable within one year; (v) the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Long-lived assets and disposal groups classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell.

Q.	Revenue Recognition
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
Revenues from gift cards, gift certificates and merchandise credits are recognized when redeemed. Gift cards have no provisions for reduction in the value of unused card balances over defined time periods and have no expiration dates. In fiscal 2019 and fiscal 2018, the Company recognized net sales for gift card and merchandise credit redemptions of approximately $121.9 million and $126.3 million, which were included in merchandise credit and gift card liabilities on the consolidated balance sheet as of March 2, 2019 and March 3, 2018, respectively.
Sales returns are provided for in the period that the related sales are recorded based on historical experience. Although the estimate for sales returns has not varied materially from historical provisions, actual experience could vary from historical experience in the future if the level of sales return activity changes materially. In the future, if the Company concludes that an adjustment is required due to material changes in sales return activity, the liability for estimated returns and the corresponding right of return asset will be adjusted accordingly. As of February 29, 2020 and March 2, 2019, the liability for estimated returns of $71.6 million and $90.4 million is included in accrued expenses and other current liabilities and the corresponding right of return asset for merchandise of $42.5 million $53.4 million is included in prepaid expenses and other current assets, respectively.
The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 35.2% and 64.8% of net sales, respectively, for fiscal 2019, 35.4% and 64.6% of net sales, respectively, for fiscal 2018 and 35.5% and 64.5% of net sales, respectively, for fiscal 2017.

R.	Cost of Sales

Cost of sales includes the cost of merchandise, buying costs and costs of the Company’s distribution network including inbound freight charges, distribution facility costs, receiving costs, internal transfer costs and shipping and handling costs.

S.	Vendor Allowances
The Company receives allowances from vendors in the normal course of business for various reasons including direct cooperative advertising, purchase volume and reimbursement for other expenses. Annual terms for each allowance include the basis for earning the allowance and payment terms, which vary by agreement. All vendor allowances are recorded as a reduction of inventory cost, except for direct cooperative advertising allowances which are specific, incremental and identifiable. The Company recognizes purchase volume allowances as a reduction of the cost of inventory in the quarter in which milestones are achieved. Advertising costs were reduced by direct cooperative allowances of $30.9 million, $37.0 million, and $38.5 million for fiscal 2019, 2018, and 2017, respectively.

T.	Store Opening, Expansion, Relocation and Closing Costs
Store opening, expansion, relocation and closing costs, including markdowns, asset residual values and projected occupancy costs, are charged to earnings as incurred.

U.	Advertising Costs
Prior to fiscal 2018, expenses associated with direct response advertising were expensed over the period in which the sales were expected to occur, generally five to eight weeks. Beginning in fiscal 2018, due to the adoption of Financial Accounting Standards Board, Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606), advertising expense related to direct response advertising are expensed on the first day of the direct response advertising event. All other expenses associated with store advertising are charged to earnings as incurred. Net advertising costs amounted to $478.5 million, $463.2 million, and $444.4 million for fiscal 2019, 2018, and 2017, respectively.

V.	Stock-Based Compensation
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
Stock-based awards of approximately 5.4 million, 8.2 million, and 8.0 million shares were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive for fiscal 2019, 2018, and 2017, respectively.
2. RESTRUCTURING ACTIVITIES
During fiscal 2019, the Company expensed pre-tax restructuring charges of approximately $102.5 million, primarily for severance and related costs in conjunction with its transformation initiatives and extensive leadership changes, within selling, general and administrative expenses. As of February 29, 2020, the accrual for the pre-tax restructuring charges was approximately $73.4 million.
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
As of February 29, 2020, the Company’s financial assets utilizing Level 1 inputs include short term trading investment securities traded on active securities exchanges. The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See “Investment Securities,” Note 5).

5.	INVESTMENT SECURITIES
The Company’s investment securities as of February 29, 2020 and March 2, 2019 are as follows:

(in millions)	February 29, 2020	March 2, 2019
Available-for-sale securities:
Long term	$20.3	$19.9

Held-to-maturity securities:
Short term	385.6	485.8
Total investment securities	$405.9	$505.7

Auction Rate Securities
As of February 29, 2020 and March 2, 2019, the Company’s long term available-for-sale investment securities represented approximately $20.3 million par value of auction rate securities, consisting of preferred shares of closed end municipal bond funds, less temporary valuation adjustments of approximately $5,000 and $365,000, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings.
U.S. Treasury Securities
As of February 29, 2020, the Company’s short term held-to-maturity securities included approximately $385.6 million of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation). As of March 2, 2019, the Company had $485.8 million short term held-to-maturity securities.
6. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

(in thousands)	February 29, 2020	March 2, 2019
Land and buildings	$261,743	$587,684
Furniture, fixtures and equipment	718,159	1,469,835
Leasehold improvements	1,082,765	1,623,015
Computer equipment and software	1,376,931	1,659,589
	3,439,598	5,340,123

Less: Accumulated depreciation	(2,008,994)	(3,487,032)
Property and equipment, net	$1,430,604	$1,853,091

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
The Notes were issued under an indenture (the “Base Indenture”), as supplemented by a first supplemental indenture (together, with the Base Indenture, the “Indenture”), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of February 29, 2020.
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
Revolving Credit Agreement
On November 14, 2017, the Company replaced its existing $250 million five year senior unsecured revolving credit facility agreement with various lenders with a new $250 million five year senior unsecured revolving credit facility agreement ("Revolver") with various lenders maturing November 14, 2022. The new Revolver has essentially the same terms and requirements as the prior revolving credit facility agreement. For fiscal 2019 and fiscal 2018, the Company did not have any borrowings under the Revolver and had outstanding letters of credit of $5.1 million as of February 29, 2020.
Borrowings under the Revolver accrue interest at either (1) a fluctuating rate equal to the greater of the prime rate, as defined in the Revolver, the Federal Funds Rate plus 0.50%, or one-month LIBOR plus 1.0% and, in each case, plus an applicable margin based upon the Company’s leverage ratio which is calculated quarterly, (2) a periodic fixed rate equal to LIBOR plus an applicable margin based upon the Company’s leverage ratio which is calculated quarterly or (3) an agreed upon fixed rate. In addition, a commitment fee is assessed, which is included in interest expense, net in the consolidated statement of operations. The Revolver contains customary affirmative and negative covenants and also requires the Company to maintain a maximum leverage ratio. The Company was in compliance with all covenants related to the Revolver as of February 29, 2020. Given the current economic environment, the pendency of the COVID-19 pandemic, and the temporary closure of a substantial majority of the Company’s stores, the Company may be unable to maintain compliance with the maximum leverage ratio covenant contained in the Revolver in future periods, which would result in an event of default under the Revolver and could, at the direction of the requisite lenders, result in the acceleration of the obligation to repay the outstanding amounts thereunder if not waived by the applicable lenders.
Deferred financing costs associated with the Notes and the current and former Revolvers of approximately $10.5 million were capitalized. In the accompanying consolidated balance sheets, the deferred financing costs are included in long term debt, net of amortization, for the Notes and are included in other assets, net of amortization, for the Revolver. These deferred financing costs for the Notes and the Revolver are being amortized over the term of each of the Notes and the term of the Revolver and such amortization is included in interest expense, net in the consolidated statement of operations. Interest expense related to the Notes and the Revolver, including the commitment fee and the amortization of the deferred financing costs, was approximately $73.0 million, $73.0 million, and $74.4 million for fiscal 2019, 2018 and 2017, respectively.
Lines of Credit
At February 29, 2020, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of August 30, 2020 and February 21, 2021, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During fiscal 2019 and 2018, the Company did not have any direct borrowings under the uncommitted lines of credit. As of February 29, 2020, there was approximately $29.1 million of outstanding letters of credit issued under the uncommitted lines of credit, consisting of $0.7 million of unsecured standby letters of credit and $28.4 million of commercial letters of credit for the importation of merchandise. Given the current economic environment, there can be no assurance of the Company’s ability to secure additional funding under its uncommitted lines of credit or on its ability to renew either or both or the uncommitted lines of credit before their respective expiration dates.
Letters of Credit
In addition, as of February 29, 2020, the Company maintained unsecured standby letters of credit of $43.1 million, primarily for certain insurance programs and custom bonds.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 118 ("SAB 118"). This update provided guidance on income tax accounting implications under the Tax Act. SAB 118 addressed the application of generally accepted accounting principles to situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and allows companies to record provisional amounts during a remeasurement period not to exceed one year after the enactment date while the accounting impact remains under analysis.
The Company had reasonably estimated the impact of the Tax Act in its fiscal 2017 provision for income taxes in accordance with its interpretation of the Tax Act and available guidance. The Tax Act resulted in a net unfavorable tax impact of approximately $10.5 million recorded in the fiscal fourth quarter of 2017.
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
The components of the provision for income taxes are as follows:

	FISCAL YEAR ENDED
(in thousands)	February 29, 2020	March 2, 2019	March 3, 2018
Current:
Federal	$2,455	$61,721	$82,044
State and local	(7,973)	22,995	13,554
	(5,518)	84,716	95,598

Deferred:
Federal	(124,578)	(83,576)	157,057
State and local	(20,941)	(20,525)	18,147
	(145,519)	(104,101)	175,204
	$(151,037)	$(19,385)	$270,802

At February 29, 2020 and March 2, 2019, included in other assets are net deferred income tax assets of $276.5 million and $115.1 million, respectively. These amounts represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities consist of the following:

(in thousands)	February 29, 2020	March 2, 2019
Deferred tax assets:
Inventories	$35,665	$24,292
Deferred rent and other rent credits	45,736	42,147
Insurance	20,208	23,300
Stock-based compensation	5,115	16,097
Nonqualified deferred compensation plan	—	6,771
Merchandise credits and gift card liabilities	47,742	43,630
Accrued expenses	51,334	26,550
Obligations on distribution facilities	26,126	26,618
Goodwill	44,332	—
Carryforwards and other tax credits	118,478	48,115
Other	29,539	26,400

Deferred tax liabilities:
Depreciation	(110,864)	(132,120)
Goodwill	—	(3,337)
Intangibles	(10,251)	(19,414)
Prepaid expenses	(2,364)	(854)
Other	(24,268)	(13,115)
	$276,528	$115,080

At February 29, 2020, the Company has federal net operating loss carryforwards of $44.4 million (tax effected), of which $38.8 million have an indefinite life and $5.6 million will expire between 2025 and 2039, state net operating loss carryforwards of $12.6 million (tax effected), which will expire between 2019 and 2039, California state enterprise zone credit carryforwards of $2.1 million (tax effected), which will expire in 2023, but require taxable income in the enterprise zone to be realizable.
The Company has not established a valuation allowance for the net deferred tax asset as it is considered more likely than not that it is realizable through a combination of future taxable income, tax planning strategies and the deductibility of future net deferred tax liabilities.
The following table summarizes the activity related to the gross unrecognized tax benefits from uncertain tax positions:

(in thousands)	February 29, 2020	March 2, 2019
Balance at beginning of year	$61,937	$75,443

Increase related to current year positions	5,009	6,490
Increase related to prior year positions	3,857	2,822
Decrease related to prior year positions	(15,162)	(6,128)
Settlements	(203)	(2,338)
Lapse of statute of limitations	(3,657)	(14,352)

Balance at end of year	$51,781	$61,937

Gross unrecognized tax benefits are classified in non-current income taxes payable (or a contra deferred tax asset) on the consolidated balance sheet for uncertain tax positions taken (or expected to be taken) on a tax return. As of February 29, 2020 and March 2, 2019, approximately $51.8 million and $61.9 million, respectively, of gross unrecognized tax benefits would impact the Company’s effective tax rate. As of February 29, 2020 and March 2, 2019, the liability for gross unrecognized tax benefits included approximately $9.6 million and $8.3 million, respectively, of accrued interest. The Company recorded an increase to accrued interest of approximately $1.3 million for the fiscal year ended February 29, 2020 and a decrease of approximately $0.9 million for the fiscal year ended March 2, 2019 for gross unrecognized tax benefits in the consolidated statement of earnings.
The Company anticipates that any adjustments to gross unrecognized tax benefits which will impact income tax expense, due to the expiration of statutes of limitations, could be approximately $3 million in the next twelve months. However, actual results could differ from those currently anticipated.
As of February 29, 2020, the Company operated in all 50 states, the District of Columbia, Puerto Rico, Canada and several other international countries and files income tax returns in the United States and various state, local and international jurisdictions. The Company is currently under examination by the Internal Revenue Service for the tax year 2017. The Company is open to examination for state, foreign and local jurisdictions with varying statutes of limitations, generally ranging from three to five years.
The following table summarizes the reconciliation between the effective income tax rate and the federal statutory rate:

	FISCAL YEAR ENDED
	February 29, 2020	March 2, 2019	March 3, 2018

Federal statutory rate	21.00%	21.00%	32.66%
State income tax rate, net of federal impact	4.28	(1.38)	4.12
Uncertain tax positions	1.33	7.24	0.32
Impact of the Tax Act	—	2.70	3.86
Goodwill non-deductible impairment charges	(4.84)	(18.64)	—
Tax deficiencies related to stock-based compensation	(3.07)	(6.48)	1.39
Tax credits	0.49	4.53	(0.96)
Other	0.56	3.41	(2.46)
	19.75%	12.38%	38.93%

9.	TRANSACTIONS AND BALANCES WITH RELATED PARTIES
In fiscal 2002, the Company had an interest in certain life insurance policies on the lives of its Co-Founders and their spouses. The Company’s interest in these policies was equivalent to the net premiums paid by the Company. The agreements relating to the Company’s interest in the life insurance policies on the lives of its Co-Founders and their spouses were terminated in fiscal 2003. Upon termination in fiscal 2003, the Co-Founders paid to the Company $5.4 million, representing the total amount of premiums paid by the Company under the agreements and the Company was released from its contractual obligation to make substantial future premium payments. In order to confer a benefit to its Co-Founders in substitution for the aforementioned terminated agreements, as of February 27, 2004, the Company agreed to pay to the Co-Founders, at a future date, an aggregate amount of $4.2 million, which is included in accrued expenses and other current liabilities as of February 29, 2020 and March 2, 2019. Subsequent to the end of fiscal 2019 and effective February 29, 2020, the Company paid the Co-Founders this amount in accordance with the terms of the prior agreements entered into as February 27, 2004. The Company has no further obligations to Messrs. Eisenberg or Feinstein in respect of the aforementioned agreements.
On April 21, 2019, Warren Eisenberg and Leonard Feinstein transitioned to the role of Co-Founders and Co-Chairmen Emeriti of the Board of Directors of the Company. As a result of this transition, Messrs. Eisenberg and Feinstein ceased to be officers of the Company effective as of April 21, 2019, and became entitled to the payments and benefits provided under their employment agreements that apply in the case of termination without cause, which generally include continued senior status payments until May 2027 and continued participation for them (and their spouses, if applicable) at the Company’s expense, in medical, dental, hospitalization and life insurance (collectively, “Health and Life Benefits”) and in all other employee plans and programs in which they (or their families) were participating as of the date of termination and other or additional benefits in accordance with the applicable plans and programs until the earlier of death of the survivor of the applicable Co-Chairman Emeritus and his spouse or the date(s) he receives equivalent coverage and benefits from a subsequent employer. On February 26, 2020, each of Messrs. Eisenberg and Feinstein entered into agreements (the “Co-Founder settlement agreements”) with the Company in settlement of claims relating to the continued benefits beyond the Health and Life Benefits totaling $4.1 million, which is included in accrued expenses and other current liabilities as of February 29, 2020.

10.	LEASES
The Company leases retail stores, as well as distribution facilities, offices and equipment, under agreements expiring at various dates through 2041. The leases provide for original lease terms that generally range from 10 to 15 years and most leases provide for a series of five year renewal options, often at increased rents, the exercise of which is at the Company's sole discretion. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial in fiscal 2019, 2018, and 2017), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

The components of total lease cost for the fiscal year ended February 29, 2020 were as follows:

(in thousands)	Statement of Operations Location	Fiscal year ended February 29, 2020
Operating lease cost	Cost of sales and SG&A	$581,061
Finance lease cost:
Depreciation of property	SG&A	2,591
Interest on lease liabilities	Interest expense, net	8,927
Variable lease cost	Cost of sales and SG&A	203,526
Sublease income	SG&A	(1,112)
Total lease cost		$794,993

As of February 29, 2020, assets and liabilities related to the Company's operating and finance leases were as follows:

(in thousands)	Consolidated Balance Sheet Location	February 29, 2020
Assets
Operating leases	Operating lease assets	$2,006,966
Finance leases	Property and equipment, net	69,287
Total Lease assets		$2,076,253

Liabilities
Current:
Operating leases	Current operating lease liabilities	$463,005
Finance leases	Accrued expenses and other current liabilities	1,541
Noncurrent:
Operating leases	Operating lease liabilities	1,818,783
Finance leases	Other liabilities	102,412
Total lease liabilities		$2,385,741

As of February 29, 2020, the Company's lease liabilities mature as follows:

	Operating Leases	Finance Leases
Fiscal Year:
2020	$588,116	$10,470
2021	512,291	10,434
2022	418,411	10,407
2023	328,039	10,524
2024	253,656	10,702
Thereafter	712,142	248,882
Total lease payments	$2,812,655	$301,419
Less imputed interest	(530,867)	(197,466)
Present value of lease liabilities	$2,281,788	$103,953

As of February 29, 2020, the Company has entered leases which have not yet commenced for 14 new or relocated locations planned for opening in fiscal 2020, for which aggregate minimum rental payments over the term of the leases are approximately $40.2 million.

The Company's lease terms and discount rates were as follows:

February 29, 2020
Weighted-average remaining lease term (in years)
Operating leases	6.6
Finance leases	25.7
Weighted-average discount rate
Operating leases	6.2%
Finance leases	9.0%
Other information with respect to the Company's leases is as follows:

(in thousands)	Fiscal year ended February 29, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$580,030
Operating cash flows from finance leases	10,401
Operating lease assets obtained in exchange for new operating lease liabilities	548,856

During December 2019, the Company completed a sale-leaseback transaction on approximately 2.1 million square feet of owned real estate, which generated approximately $267.3 million in proceeds. As a result of the transaction, the Company recorded a loss, including transaction costs of approximately $5.7 million, of approximately $33.1 million which is included in selling, general and administrative expenses in the consolidated statement of operations. All leases entered into as a result of the sale-leaseback transaction were classified as operating leases. For certain assets included in the transaction, the Company determined that the fair value of the assets was less than the consideration received. As a result, the Company recognized a financing obligation in the amount of $14.5 million, for the additional financing obtained from the buyer. As of February 29, 2020, the financing obligation amounted to $14.4 million.
At the beginning of fiscal 2019, the Company adopted ASU 2016-02, and as required, the following disclosure is provided for periods prior to adoption. As of March 2, 2019, future minimum lease payments under non-cancelable operating leases were as follows:

(in thousands)	Operating Leases
Fiscal Year:
2019	$609,613
2020	534,055
2021	434,908
2022	334,587
2023	241,863
Thereafter	616,170
Total future minimum lease payments	$2,771,196

As of March 2, 2019, the capital lease obligations were approximately $3.8 million, for which the current and long-term portions were included within accrued expenses and other current liabilities and other liabilities, respectively, in the consolidated balance sheet. Expenses for all operating leases were $593.3 million and $614.1 million for fiscal 2018 and 2017, respectively. Monthly minimum lease payments are accounted for as principal and interest payments. The minimum capital lease payments, including interest, by fiscal year were: $0.9 million in fiscal 2019; $0.8 million in fiscal 2020; $0.7 million in fiscal 2021; $0.6 million in fiscal 2022; $0.6 million in fiscal 2023; and $1.0 million thereafter.

During fiscal 2018, the Company had financing obligations related to two sale-leaseback agreements, which approximated the discounted fair value of the minimum lease payments, had a residual fair value at the end of the lease term and are being amortized over the term of the respective agreements, including option periods, of 32 and 37 years. As of March 2, 2019, the sale-leaseback financing obligations were approximately $101.7 million, for which the current and long-term portions were included within accrued expenses and other current liabilities and other liabilities, respectively, in the consolidated balance sheet. Monthly lease payments are accounted for as principal and interest payments (at approximate annual interest rates of 7.2% and 10.6%). These sale-leaseback financing obligations, excluding the residual fair value at the end of the lease term, mature as follows: $0.8 million in fiscal 2019; $0.9 million in fiscal 2020; $0.9 million in fiscal 2021; $1.0 million in fiscal 2022; $1.0 million in fiscal 2023; and $75.4 million thereafter.

11.	EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
The Company has three defined contribution savings plans covering all eligible employees of the Company (“the Plans”). Participants of the Plans may defer annual pre-tax compensation subject to statutory and Plan limitations. In addition, a certain percentage of an employee’s contributions are matched by the Company and vest over a specified period of time, subject to certain statutory and Plan limitations. The Company’s match was approximately $13.7 million, $15.5 million, and $16.4 million for fiscal 2019, 2018, and 2017, respectively, which was expensed as incurred.
Nonqualified Deferred Compensation Plan
On December 27, 2017, the Company terminated its nonqualified deferred compensation plan (“NQDC”). After December 27, 2017, no participant deferrals were accepted and all balances were to be liquidated more than 12 months but less than 24 months after December 27, 2017. During fiscal 2018, all participants' balances were liquidated and disbursed to those participants.
The Company’s NQDC was for the benefit of employees who are defined by the Internal Revenue Service as highly compensated. Participants of the NQDC were able to defer annual pre-tax compensation subject to statutory and plan limitations. In addition, a certain percentage of an employee’s contributions may have been matched by the Company and vested over a specified period of time, subject to certain plan limitations. The Company’s match was approximately $0.6 million and $0.6 million in fiscal 2018, and 2017, respectively, which was expensed as incurred.
Changes in the fair value of the trading securities related to the NQDC and the corresponding change in the associated liability are included within interest income and selling, general and administrative expenses respectively, in the consolidated statements of earnings. Historically, these changes have resulted in no net impact to the consolidated statements of earnings.
Defined Benefit Plan
The Company has a non-contributory defined benefit pension plan for the CTS employees, hired on or before July 31, 2003, who meet specified age and length-of-service requirements. The benefits are based on years of service and the employee’s compensation up until retirement. The Company recognizes the overfunded or underfunded status of the pension plan as an asset or liability in its statement of financial position and recognizes changes in the funded status in the year in which the changes occur. For the years ended February 29, 2020, March 2, 2019 and March 3, 2018, the net periodic pension cost was not material to the Company’s results of operations. The Company has a $3.2 million liability, which is included in other liabilities as of February 29, 2020 and a $1.6 million asset which is included in other assets as of March 2, 2019. In addition, as of February 29, 2020 and March 2, 2019, the Company recognized a loss of $8.5 million, net of taxes of $3.0 million, and a loss of $3.7 million, net of taxes of $1.3 million, respectively, within accumulated other comprehensive loss.

12.	COMMITMENTS AND CONTINGENCIES

A putative securities class action was filed on April 14, 2020 against the Company and three of its officers and/or directors (Mark Tritton, Mary Winston (the Company’s former Interim Chief Executive Officer) and Robyn D’Elia) in the United States District Court for the District of New Jersey.  The case, which is captioned Vitiello v. Bed Bath & Beyond Inc., et al., Case No. 2:20-cv-04240-MCA-MAH, asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company’s securities from October 2, 2019 through February 11, 2020.  The Complaint alleges that certain of the Company’s disclosures about financial performance and certain other public statements during the putative class period were materially false or misleading.
On April 1, 2020, the Company commenced an action against 1-800-FLOWERS.COM, Inc. and its subsidiary, 800-Flowers Inc., in the Court of Chancery for the State of Delaware, which is captioned Bed Bath & Beyond Inc. v. 1-800-Flowers.com, et ano., C.A. No. 2020-0245-SG.  The Company seeks specific performance of the defendants’ obligation to close on their purchase of the Company’s subsidiary, Personalizationmall.com, LLC, for approximately $252 million, which defendants failed to do on the closing date of March 30, 2020 pursuant to the parties’ Equity Purchase Agreement dated February 14, 2020.  The case is expedited, and trial is scheduled for September 23-25, 2020.

The District Attorney's office for the County of Ventura, together with District Attorneys for other counties in California (together, the “District Attorneys"), recently concluded an investigation regarding the management and disposal at the Company's stores in California of certain materials that may be deemed hazardous or universal waste under California law. On March 19, 2019, the District Attorneys provided the Company with a settlement demand that included a proposed civil penalty, reimbursement of investigation costs, and certain injunctive relief, including modifications to the Company's existing compliance program, which already includes associate training, on-going review of disposal rules applicable to various product categories, and specialized third-party disposal. Subsequent to the end of fiscal 2019, the Company and the District Attorneys agreed to final terms on a settlement payment of approximately $1.5 million to resolve the matter. The Company has also agreed to spend $171,000 over the next 36 months on refinements to its compliance program.  The Company expects to execute a Stipulated Judgment to this effect in the near term. As of February 29, 2020 and March 2, 2019, the Company had recorded an accrual for the estimated probable loss for this matter.

On April 21, 2019, Warren Eisenberg and Leonard Feinstein transitioned to the role of Co-Founders and Co-Chairmen Emeriti of the Board of Directors of the Company.  As a result of this transition, Mr. Eisenberg and Mr. Feinstein ceased to be officers of the Company effective as of April 21, 2019, and became entitled to the payments and benefits provided under their employment agreements that apply in the case of a termination without cause, which generally include continued senior status payments until May 2027 and continued participation for the Co-Founders (and their spouses, if applicable) at the Company's expense in employee plans and programs. In addition, the Co-Founders remain entitled to supplemental pension payments specified in their employment agreements of $200,000 per year (as adjusted for a cost of living increase), until the death of the survivor of the applicable Co-Founder and his spouse, reduced by the continued senior status payments referenced above.

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

The Company's former Chief Executive Officer ("Former CEO") departed the Company effective as of May 12, 2019. In accordance with the terms of the Former CEO's employment and equity award agreements, the Former CEO was entitled to three times his then-current salary, payable over three years in normal payroll installments, except that any amount due prior to the six months after his departure, was paid in a lump sum after such six-month period. Such amounts will be reduced by any compensation earned with any subsequent employer or otherwise and will be subject to the Former CEO's compliance with a one-year non-competition and non-solicitation covenant. On October 21, 2019, the Former CEO entered into an agreement (the “Former CEO PSU settlement agreement”) with the Company to reduce the performance stock units (“PSUs”) held by him by an excess amount of outstanding PSUs granted to the Former CEO in the Company’s 2018 fiscal year as a result of the use of the fiscal 2017 peer group in lieu of the fiscal 2018 peer group. Further, as a result of this departure, the time-vesting component of the Former CEO's stock-based awards accelerated, including (i) stock options (which were “underwater” and expired without having been exercised by the Former CEO), (ii) PSU awards which had previously met the related performance-based test, had been certified by the Compensation Committee, and remained subject solely to time-vesting, and (iii) PSU awards (assuming target level of performance) which remain subject to attainment of any performance goals and the certification of the applicable performance-based tests by the Compensation Committee, as provided under his award agreements and subject to the terms of the Former CEO PSU settlement agreement.

The Former CEO was also party to a supplemental executive retirement benefit agreement (“SERP”) and a related escrow agreement, pursuant to which the Former CEO was entitled to receive a supplemental retirement benefit as a result of the separation from service from the Company. Pursuant to the SERP, as a result of the separation from service with the Company as of May 12, 2019 being treated as a termination without cause, the Former CEO is entitled to a lump sum payment equal to the present value of an annual amount equal to 50% of the Former CEO's annual base salary on the date of termination of employment if such annual amount were paid for a period of 10 years in accordance with the Company’s normal payroll practices, subject to the Former CEO's timely execution and non-revocation of a release of claims in favor of the Company (which occurred). This amount was paid on November 13, 2019, the first business day following the six-month anniversary of the Former CEO's termination of service. The Company has no further obligations to the Former CEO under the SERP.

The Company has expensed pre-tax charges related to both the transition of Messrs. Eisenberg and Feinstein to the role of Co-Founders and Co-Chairmen Emeriti of the Board of Directors of the Company and the departure of the Former CEO of approximately $37.0 million.

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
The Company paid income taxes of $44.8 million, $61.3 million, and $203.9 million in fiscal 2019, 2018, and 2017, respectively. In addition, the Company had interest payments of approximately $81.2 million, $81.4 million, and $81.3 million in fiscal 2019, 2018, and 2017, respectively.
The Company recorded an accrual for capital expenditures of $36.9 million, $51.7 million, and $63.7 million as of February 29, 2020, March 2, 2019 and March 3, 2018, respectively. In addition, the Company recorded an accrual for dividends payable of $26.4 million and $28.3 million as of February 29, 2020 and March 2, 2019, respectively. The Company did not declare any dividends prior to fiscal 2016. In fiscal 2018, the Company recorded a $31.1 million note receivable in connection with the sale of a building.

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
Stock-based compensation expense for the fiscal year ended February 29, 2020, March 2, 2019 and March 3, 2018 was approximately $45.7 million ($36.7 million after tax or $0.29 per diluted share), $58.5 million ($51.3 million after tax or $0.38 per diluted share), and approximately $70.5 million ($43.1 million after tax or $0.31 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the years ended February 29, 2020 and March 2, 2019 was approximately $0.5 million and $2.3 million, respectively.
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

The terms of the 2012 Plan and the 2018 Plan are substantially similar and enable the Company to offer incentive compensation through stock options (whether nonqualified stock options or incentive stock options), restricted stock awards, stock appreciation rights, performance awards, and other stock-based awards and cash-based awards. Grants are determined by the Compensation Committee of the Board of Directors of the Company for those awards granted to executive officers, and by the Board of Directors of the Company for awards granted to non-employee directors. Stock option grants generally become exercisable in either three or five equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company's service on specified vesting dates. Restricted stock awards generally become vested in five to seven equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company's service on specified vesting dates. Performance stock units generally vest over a period of three to four years from the date of grant dependent on the Company's achievement of performance-based tests and subject, in general, to the executive remaining in the Company's service on specified vesting dates.

The Company generally issues new shares for stock option exercises, restricted stock awards and vesting of performance stock units. No grants have been made to date under the 2018 Plan, which expires in May 2028. The 2012 Plan expires in May 2022.

As described in further detail below, in fiscal 2019, the Company granted stock-based awards to the Company's new President and Chief Executive Officer as an inducement material to his commencement of employment and entry into an employment agreement with the Company. The inducement awards were made in accordance with Nasdaq Listing Rule 5635(c)(4) and were not made under the 2012 Plan or the 2018 Plan.
Stock Options
Stock option grants are issued at fair market value on the date of grant and generally become exercisable in either three or five equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Option grants expire eight years after the date of grant. All option grants are nonqualified. As of February 29, 2020, there was no unrecognized compensation expense related to the unvested portion of the Company’s stock options.
The fair value of the stock options granted was estimated on the date of the grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	FISCAL YEAR ENDED
Black-Scholes Valuation Assumptions (1)	February 29, 2020	March 2, 2019	March 3, 2018
Weighted Average Expected Life (in years) (2)	7.6	6.7	6.7
Weighted Average Expected Volatility (3)	39.41%	34.96%	26.49%
Weighted Average Risk Free Interest Rates (4)	2.39%	2.92%	2.17%
Expected Dividend Yield (5)	4.34%	3.80%	1.60%
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
(4) Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the stock options.
(5) Expected dividend yield is estimated based on anticipated dividend payouts.
Changes in the Company’s stock options for the fiscal year ended February 29, 2020 were as follows:

(Shares in thousands)	Number of Stock Options	Weighted Average Exercise Price
Options outstanding, beginning of period	4,395	$47.53
Granted	144	15.68
Exercised	(139)	16.85
Forfeited or expired	(3,577)	49.13
Options outstanding, end of period	823	40.19
Options exercisable, end of period	823	$40.19

The weighted average fair value for the stock options granted in fiscal 2019, 2018, and 2017 was $4.18, $4.31, and $9.50, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding and exercisable as of February 29, 2020 was 0.8 years and the aggregate intrinsic value was $0. The total intrinsic value for stock options exercised during fiscal 2019 and 2017 was $0.1 million and $3.9 million, respectively. No stock options were exercised during fiscal 2018.
Restricted Stock
Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five to seven equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock is based solely on time vesting. As of February 29, 2020, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock awards was $55.4 million, which is expected to be recognized over a weighted average period of 3.6 years.
Changes in the Company’s restricted stock for the fiscal year ended February 29, 2020 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	3,747	$41.73
Granted	896	13.51
Vested	(1,093)	38.57
Forfeited	(1,105)	35.76
Unvested restricted stock, end of period	2,445	$35.50

Performance Stock Units ("PSUs")
PSUs are issued and measured at fair market value on the date of grant. Vesting of PSUs awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test during a one-year period from the date of grant and during a three-year period from the date of grant and, assuming achievement of the performance-based test, time vesting over periods of up to four years, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. For PSUs granted in fiscal 2019, performance during the one-year period is based on Earnings Before Interest and Taxes (“EBIT”) relative to a target amount and performance during the three-year period is based on a combination of total shareholder return relative to a peer group of the Company and cumulative EBIT relative to a target amount. The achievement of PSU awards range from a floor of zero to a cap of 150% of target achievement. For awards granted in fiscal 2018 and prior, performance during the three-year period were based on Return on Invested Capital ("ROIC") or a combination of EBIT margin and ROIC relative to a peer group. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the Company's estimate of the percentage of the award that will be achieved. The Company evaluates the estimate on these awards on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of February 29, 2020, unrecognized compensation expense related to the unvested portion of the Company’s performance stock units was $1.1 million, which is expected to be recognized over a weighted average period of 1.8 years.
Changes in the Company’s PSUs for the fiscal year ended February 29, 2020 were as follows:

(Shares in thousands)	Number of Performance Stock Units	Weighted Average Grant-Date Fair Value
Unvested performance stock units, beginning of period	2,082	$27.16
Granted	821	11.02
Vested	(580)	35.50
Forfeited	(909)	15.96
Unvested performance stock units, end of period	1,414	$21.57

Inducement Awards

On November 4, 2019, in connection with the appointment of the Company's new President and Chief Executive Officer, the Company granted stock-based awards as an inducement material to his commencement of employment and entry into an employment agreement with the Company. These inducement awards were approved by the Compensation Committee of the Board of Directors of the Company and did not require shareholder approval in accordance with Nasdaq Listing Rule 5635(c)(4). The following inducement awards were granted:

•	Time-vesting restricted stock units ("RSUs") consisting of the following:

◦	39,105 RSUs, which will vest on November 4, 2020, subject, in general, to the new President and CEO remaining in the Company's service through the vesting date;

◦
539,648 RSUs, which will vest on the following schedule (i) 273,734 RSUs will vest on March 31, 2020, (ii) 132,957 RSUs will vest on September 30, 2020, and (iii) 132,957 RSUs will vest on March 31, 2021, and in each case subject, in general, to the new President and CEO remaining in the Company's service through the vesting date,

•
273,735 PSUs, which will vest, if at all, on November 4, 2021, based on performance goals requiring the President and CEO to prepare and deliver to the Board of Directors key objectives and goals for the Company and the strategies and initiatives for the achievement of such objectives and goals, and the President and CEO's provision of updates to the Board of Directors regarding achievement of such goals and objectives, and subject, in general, to the new President and CEO remaining in the Company's service through the vesting date.

Other than with respect to the vesting schedule described above, these inducement awards are generally subject to substantially the same terms and conditions as awards that are made under the 2018 Plan. RSUs are converted into shares of common stock upon payment following vesting. The weighted average fair value of these stock-based inducement awards was $13.65. As of February 29, 2020, unrecognized compensation expense related to the unvested portion of the inducement awards comprised of RSUs was $4.77 million, which is expected to be recognized over a weighted average period of 1.1 years and unrecognized compensation expense related to the unvested portion of the inducement awards comprised of PSUs was $3.13 million, which is expected to be recognized over a weighted average period of 1.7 years. Pursuant to the terms of his employment agreement, the President and CEO must hold at least forty percent (40%) of the after-tax shares of common stock he receives pursuant to the inducement awards until he has satisfied the terms of the Company’s stock ownership guidelines.

15.	SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

	FISCAL 2019 QUARTER ENDED				FISCAL 2018 QUARTER ENDED
(in thousands, except per share data)	June 1, 2019	August 31, 2019	November 30, 2019	February 29, 2020	June 2, 2018	September 1, 2018	December 1, 2018	March 2, 2019
Net sales	$2,572,989	$2,719,447	$2,759,322	$3,106,822	$2,753,667	$2,935,018	$3,032,231	$3,307,881
Gross profit	887,179	726,988	913,837	1,013,656	964,848	988,561	1,003,710	1,146,861
Operating profit (loss)	(406,842)	(182,258)	(29,758)	(81,206)	81,229	78,858	49,513	(296,735)
Earnings (loss) before provision for income taxes	(422,740)	(198,600)	(46,937)	(96,576)	64,497	64,247	26,822	(312,175)
Provision (benefit) for income taxes	(51,655)	(59,835)	(8,385)	(31,162)	20,921	15,608	2,468	(58,382)
Net earnings (loss)	$(371,085)	$(138,765)	$(38,552)	$(65,414)	$43,576	$48,639	$24,354	$(253,793)
EPS-Basic (1)	$(2.91)	$(1.12)	$(0.31)	$0.53	$0.32	$0.36	$0.18	$(1.92)
EPS-Diluted (1)	$(2.91)	$(1.12)	$(0.31)	$0.53	$0.32	$0.36	$0.18	$(1.92)
Dividends declared per share	$0.170	$0.170	$0.170	$0.170	$0.160	$0.160	$0.160	$0.160
(1) Net earnings per share ("EPS") amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

16.	ASSETS HELD FOR SALE
On February 14, 2020, the Company entered into a definitive agreement to sell its PersonalizationMall.com business to 1-800-FLOWERS.COM, Inc. for $252 million, subject to certain working capital and other adjustments. The buyer was required to close the transaction on March 30, 2020, but failed to do so. Accordingly, the Company has filed an action to require the buyer to close the transaction.
On April 13, 2020, the Company completed the sale of One Kings Lane (“OKL”). Proceeds from the sale were not material.
As of February 29, 2020, certain assets and liabilities related to PMall and OKL, were classified as held for sale on the Company’s consolidated balance sheet. The Company expects to complete the sale of these disposal groups within the next 12 months. The businesses classified as held for sale are classified in continuing operations as the dispositions do not represent a strategic shift that will have a major effect on the Company’s operations and financial results.

17. SUBSEQUENT EVENTS

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The consequences of the outbreak and impact to the economy continues to evolve and the full extent of the impact is uncertain as of the date of this filing. To date, the outbreak has already brought a material disruption on the operations of the Company. As a result of the COVID-19 pandemic, in March 2020, the Company began to temporarily close certain store locations that did not have a health and personal care department and as of March 23, 2020, all retail banner stores across the US and Canada have been temporarily closed except for stand-alone BABY and Harmon store locations, subject to state and local regulations.

Further, following the end of fiscal 2019, the Company increased outstanding letters of credit in the amount of $8.5 million and elected to draw down the remaining $236 million of available funds under the Revolver as defined above. The proceeds are available to be used for working capital, general corporate or other purposes, and subject to compliance with financial covenants.

The Company is also implementing other measures to help mitigate impact of the COVID-19 pandemic, including: (i) prioritizing spending in essential capital expenditures to drive strategic growth plans, including investments in digital and Buy Online Pick Up In Store; (ii) deferring other planned capital expenditures; (iii) postponing its plans for share repurchases and suspending dividends and planned debt reductions; and (iv) among other things, renegotiating payment terms for goods, services and rent, managing to lower inventory levels, and reducing discretionary spend such as business travel, advertising and expense associated with the maintenance of stores that are temporarily closed. Similar to other retailers, the Company has also withheld portions of and/or delayed payments to certain of its business partners as the Company seeks to renegotiate payment terms, in order to further maintain liquidity given the temporary store closures. There can be no assurance that the Company will be able to successfully renegotiate payment terms with such business partners, and the ultimate outcome of these activities including the responses of business partners are not yet known. The COVID-19 pandemic could materially impact the Company’s financial position, results of operations and cash flows in fiscal 2020. Given the uncertainty regarding the spread of this virus and the timing of the economic recovery, the related financial impact cannot be reasonably predicted or estimated at this time. In addition, the Company began store closures during the first quarter of fiscal 2020, and the majority of its stores are now closed. To the extent store closures persist for an extended period of time, the Company's liquidity would be negatively impacted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Bed Bath & Beyond Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries (the Company) as of February 29, 2020 and March 2, 2019, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 29, 2020, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and March 2, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended February 29, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 29, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 29, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases as of March 3, 2019 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 842, Leases.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of impairment of store-level long-lived assets
As discussed in Note 1 to the consolidated financial statements, the Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based upon the analysis performed, the Company recognized pre-tax impairment charges for store-level long-lived assets of $75.1 million in fiscal 2019.
We identified the assessment of impairment of store-level long-lived assets as a critical audit matter. Specifically, the sales growth rates used to estimate the forecasted cash flows were challenging to audit as they involve a high degree of subjectivity. In determining the fair value of certain store-level long-lived assets, specialized knowledge was required to assess the Company’s assumption of market rental rates from sub-lessors.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s store-level impairment assessment process, including controls related to the assumptions described above. We evaluated the sales growth rates by comparing to historical results, the Company’s future operating plans, and industry reports. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the market rental rates for certain stores by comparing the sublease income to an independently developed range using publicly available market data for comparable store sites.
Assessment of the valuation of merchandise inventories
As discussed in Note 1 to the consolidated financial statements, the Company’s merchandise inventories are stated at the lower of cost or market primarily using the weighted average retail inventory method (“RIM”). Merchandise inventories as of February 29, 2020 were $2.1 billion. Inventories include items that have been written down to the Company’s best estimate of their realizable value, which includes consideration of various factors.
We identified the assessment of the valuation of merchandise inventories as a critical audit matter. The Company’s determination of future markdowns is subjective. Specifically, there was a high degree of subjective auditor judgment in evaluating how the Company’s merchandising strategy and related merchandise inventory markdown assumptions affected the realizable value of merchandise inventory.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process for valuing merchandise inventories, including controls related to the assumptions described above. We evaluated the Company’s determination of the realizable value of merchandise inventory by comparing the planned markdowns to actual markdowns. We assessed the mathematical accuracy of the Company’s methodology to determine the realizable value of merchandise inventory within specific departments. We also compared the Company’s merchandising strategy to the markdown assumptions used in their current inventory valuation assessment.

/s/ KPMG LLP
We have served as the Company’s auditor since 1992.
Short Hills, New Jersey
April 29, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Shareholders and Board of Directors
Bed Bath & Beyond Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Bed Bath & Beyond Inc. and subsidiaries’ (the Company) internal control over financial reporting as of February 29, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 29, 2020 and March 2, 2019, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 29, 2020, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated April 29, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
April 29, 2020

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
Based on their evaluation as of February 29, 2020, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
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
(b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), released in 2013, Internal Control-Integrated Framework.
Our management has concluded that, as of February 29, 2020, our internal control over financial reporting is effective based on these criteria.
(c) Attestation Report of the Independent Registered Public Accounting Firm
KPMG LLP issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.
(d) Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B – OTHER INFORMATION
None.

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Directors of the Company
Information relative to Directors of the Company is set forth under the section captioned “Election of Directors” in the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders (“the Proxy Statement”) and is incorporated herein by reference.

(b)	Executive Officers of the Company
Information relative to Executive Officers of the Company is set forth under the section captioned “Information About Our Executive Officers” in the Proxy Statement and is incorporated herein by reference.

(c)
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned “Delinquent Section 16(a) Reports” in the Proxy Statement and is incorporated herein by reference, to the extent responsive disclosure is required.

(d)	Information on our audit committee and the audit committee financial expert is set forth under the section captioned “Audit Committee” in the Proxy Statement and is incorporated herein by reference.

(e)
The Company has adopted a code of ethics entitled “Policy Of Ethical Standards For Business Conduct” that applies to all of its employees, including Executive Officers, and the Board of Directors, the complete text of which is available through the Investor Relations section of the Company’s website, www.bedbathandbeyond.com. Amendments to, and waivers granted under, the Policy Of Ethical Standards for Business Conduct, if any, will be posted to the Company’s website as well.

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
The following table provides certain information as of February 29, 2020 with respect to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	2,539,154	(2)	$40.19	(3)	14,348,220
Equity compensation plans not approved by shareholders	273,735		—		20
Total (4)	2,812,889	(2)	$40.19	(3)	14,348,240

(1)	These plans consist of the Company’s 2004 Incentive Compensation Plan and the 2012 Incentive Compensation Plan, which amended and restated the 2004 Incentive Compensation Plan.

(2)
This amount includes 1,716,521 shares that may be issued upon the vesting of performance stock units granted under the 2012 Incentive Compensation Plan, which represents the estimated maximum number of shares that may be issued upon the vesting of the performance stock units. This amount also includes 822,633 of stock options outstanding.

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

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Consolidated Financial Statements of Bed Bath & Beyond Inc. and subsidiaries are incorporated under Item 8 of this Form 10-K.
(a) (2) Financial Statement Schedules
For the Fiscal Years Ended February 29, 2020, March 2, 2019 and March 3, 2018.
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

3.7	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated July 1, 2009)
3.8	Amended and Restated By-Laws of Bed Bath & Beyond Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on June 19, 2019)
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

4.3	Form of 3.749% senior unsecured notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the Commission on July 17, 2014)
4.4	Form of 4.915% senior unsecured notes due 2034 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed with the Commission on July 17, 2014)
4.5	Form of 5.165% senior unsecured notes due 2044 (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K filed with the Commission on July 17, 2014)
4.6**	Description of the registrant's securities registered pursuant to section 12 of the Securities Exchange Act of 1934
10.1*
Employment Agreement between the Company and Steven H. Temares (dated as of December 1, 1994) (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended February 28, 1998)

10.2*	Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2000)
10.3*	Company’s 2001 Stock Option Plan (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended March 3, 2001)

10.4*	Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2002)
10.5*	Form of Standard Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002)
10.6*
Agreement Terminating Agreements concerning “Split Dollar” Life Insurance Plan, dated May 9, 1994 and June 16, 1995, among the Company, Jay D. Waxenberg, as trustee of the Warren Eisenberg Life Insurance Trust, Warren Eisenberg and Maxine Eisenberg (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 29, 2003)

10.7*
Agreement Terminating Agreements concerning “Split Dollar” Life Insurance Plan, dated May 9, 1994 and June 16, 1995, among the Company, Jay D. Waxenberg, as trustee of the Leonard Joseph Feinstein Life Insurance Trust and Leonard Feinstein (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 29, 2003)

10.8*
Compensation Agreement concerning Substitute Benefit Payments upon Termination of “Split Dollar” Life Insurance Plan between the Company and Warren Eisenberg, dated as of February 27, 2004 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended February 28, 2004)

10.9*
Compensation Agreement concerning Substitute Benefit Payments upon Termination of “Split Dollar” Life Insurance Plan between the Company and Leonard Feinstein, dated as of February 27, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended February 28, 2004)

10.10*	Company’s 2004 Incentive Compensation Plan (incorporated by reference to Exhibit B to the Registrant’s Proxy Statement dated May 28, 2004)
10.11*	Form of Standard Stock Option Agreement dated as of May 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 29, 2004)
10.12*	Form of Stock Option Agreement under 2004 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 28, 2004)
10.13*	Form of Stock Option Agreement under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 27, 2005)
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

10.16*	Bed Bath & Beyond Inc. Policy on Recovery of Incentive Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 30, 2009)
10.17*
Form of Amendment to Employment Agreement of Steven H. Temares, Eugene A. Castagna, Matthew Fiorilli and Arthur Stark, dated May, 2007 in the case of Messrs. Temares, Fiorilli and Stark, and July, 2007 in the case of Mr. Castagna (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 29, 2009)

10.18*
Amended and Restated Supplemental Executive Retirement Benefit Agreement between the Company and Steven H. Temares, dated November 16, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 19, 2009)

10.19*
Escrow Agreement with Respect to Supplemental Executive Retirement Benefit Agreement between the Company and Steven H. Temares, dated November 16, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated November 19, 2009)

10.20*
Amendment dated as of August 13, 2010 to Amended and Restated Employment Agreement between the Company and Warren Eisenberg, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 28, 2010)

10.21*
Amendment dated as of August 13, 2010 to Amended and Restated Employment Agreement between the Company and Leonard Feinstein, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 28, 2010)

10.22*	Bed Bath & Beyond Inc. 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on June 26, 2012)
10.23*	Performance-Based Form of Restricted Stock Agreement under 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K for the year ended March 1, 2013)
10.24*	Form of Stock Option Agreement under 2012 Stock Option Plan (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the year ended March 1, 2013)
10.25*	Notice of Amendment to Restricted Stock Agreements, dated on or before June 11, 2012 (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended March 1, 2013)

10.26*	Letter agreement dated as of June 28, 2013 between the Company and Warren Eisenberg (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 2, 2013)
10.27*	Letter agreement dated as of June 28, 2013 between the Company and Leonard Feinstein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 2, 2013)
10.28*
Amendment dated as of February 26, 2014 to Amended and Restated Employment Agreement between the Company and Warren Eisenberg, dated as of December 31, 2008, as previously amended as of June 29, 2010 and August 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on February 28, 2014)

10.29*
Amendment dated as of February 26, 2014 to Amended and Restated Employment Agreement between the Company and Leonard Feinstein, dated as of December 31, 2008, as previously amended as of June 29, 2010 and August 13, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on February 28, 2014)

10.30*	Form of Standard Performance Unit Agreement under 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 9, 2014)
10.31*
Amended and Restated Nonqualified Deferred Compensation Plan (effective January 1, 2016) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on July 6, 2016)

10.32*
Amended and Restated Nonqualified Deferred Compensation Plan (effective January 1, 2008) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on July 6, 2016)

10.33*
Form of Performance Stock Unit Agreement under 2012 Incentive Compensation Plan (effective 2016) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Commission on July 6, 2016)

10.34*	Letter agreement dated February 7, 2017 between the Company and Warren Eisenberg (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on February 9, 2017)
10.35*	Letter agreement dated February 7, 2017 between the Company and Leonard Feinstein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on February 9, 2017)
10.36*
Form of Standard Performance Stock Unit Agreement under 2012 Incentive Compensation Plan (effective 2017) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on June 30, 2017)

10.37*
Form of Performance Stock Unit Agreement under 2012 Incentive Compensation Plan (effective 2017) for Steven H. Temares (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on June 30, 2017)

10.38*	Amendment to Employment Agreement of Steven H. Temares, dated August 21, 2009 (incorporated by reference to Exhibit 10.58 to the Company's Form 10-K filed with the Commission on May 2, 2018)
10.39*
Voluntary salary waiver between the Company and Steven H. Temares (dated as of May 14, 2018) (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Commission on July 6, 2018)

10.40*	Employment Agreement between the Company and Robyn M. D'Elia (dated as of June 4, 2018) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on June 5, 2018)
10.41*	Bed Bath & Beyond Inc. 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on June 29, 2018)
10.42*
Form of Standard Performance Stock Unit Agreement under 2018 or 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on June 19, 2019)

10.43*	Employment Agreement between the Company and Mary A. Winston (dated as of June 26, 2019) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 2, 2019)
10.44*
Employment Agreement between the Company and Mark J. Tritton (dated as of October 6, 2019) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 10, 2019)

10.45*
Sign-On Restricted Stock Unit Agreement between the Company and Mark J. Tritton (dated as of November 4, 2019) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on January 9, 2020))

10.46*
Make-Whole Restricted Stock Unit Agreement between the Company and Mark J. Tritton (dated as of November 4, 2019) (incorporated by reference to Exhibit 10.3 filed with the Commission on January 9, 2020)

10.47*
Make-Whole Performance Stock Unit Agreement between the Company and Mark J. Tritton (dated as of November 4, 2019) (incorporate by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Commission on January 9, 2020)

10.48	Cooperation and Support Agreement (dated as of May 28, 2019) (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed with the Commission on June 3, 2019)
21**	Subsidiaries of the Company
23**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________

*	This is a management contract or compensatory plan or arrangement.
**	Filed herewith.
***	This Exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.

ITEM 16 – FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BED BATH & BEYOND INC.
By: /s/ Mark J. Tritton
Mark J. Tritton
Chief Executive Officer
April 29, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mark J. Tritton	President and Chief Executive Officer	April 29, 2020
Mark J. Tritton	and Director

/s/ Robyn M. D'Elia	Chief Financial Officer and Treasurer	April 29, 2020
Robyn M. D'Elia	(Principal Financial and Accounting Officer)

/s/ Stephanie Bell-Rose	Director	April 29, 2020
Stephanie Bell-Rose

/s/ Harriet Edelman	Director	April 29, 2020
Harriet Edelman

/s/ John E. Fleming	Director	April 29, 2020
John E. Fleming

/s/ Patrick R. Gaston	Director	April 29, 2020
Patrick R. Gaston

/s/ Sue E. Gove	Director	April 29, 2020
Sue E. Gove

/s/ Jeffrey A. Kirwan	Director	April 29, 2020
Jeffrey A. Kirwan

/s/ Johnathan B. (JB) Osborne	Director	April 29, 2020
Johnathan B. (JB) Osborne

s/ Harsha Ramalingam	Director	April 29, 2020
Harsha Ramalingam

/s/ Virginia P. Ruesterholz	Director	April 29, 2020
Virginia P. Ruesterholz

/s/ Joshua E. Schechter	Director	April 29, 2020
Joshua E. Schechter

/s/ Andrea Weiss	Director	April 29, 2020
Andrea Weiss

/s/ Mary A .Winston	Director	April 29, 2020
Mary A. Winston

/s/ Ann Yerger	Director	April 29, 2020
Ann Yerger

Bed Bath & Beyond Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
Fiscal Years Ended February 29, 2020, March 2, 2019 and March 3, 2018
(amounts in millions)

Column A	Column B	Column C	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Income	Additions Charged to Other Accounts	Adjustments and/or Deductions	Balance at End of Period
Sales Returns and Allowance

Year Ended:
February 29, 2020	$90.5	$403.1	$—	$422.0	$71.6
March 2, 2019	41.2	488.5	95.5 (1)	534.7	90.5
March 3, 2018	45.4	614.9	—	619.1	41.2
(1)  Due to the adoption of Financial Accounting Standards Board, Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606).