Form 10-Q
period 2020-05-30
BED BATH & BEYOND INC
filed 2020-07-08
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Number of shares outstanding of the issuer's Common Stock:

Class	Outstanding at May 30, 2020
Common Stock - $0.01 par value	126,307,342

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	May 30, 2020	February 29, 2020

Assets
Current assets:
Cash and cash equivalents	$1,120,974	$1,000,340
Short term investment securities	29,485	385,642
Merchandise inventories	2,240,449	2,093,869
Prepaid expenses and other current assets	354,796	248,342
Assets held-for-sale	70,530	98,092

Total current assets	3,816,234	3,826,285

Long term investment securities	19,928	20,380
Property and equipment, net	1,362,110	1,430,604
Operating lease assets	1,903,380	2,006,966
Other assets	592,695	506,280
Total assets	$7,694,347	$7,790,515

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$954,745	$944,194
Accrued expenses and other current liabilities	609,930	675,776
Merchandise credit and gift card liabilities	327,512	340,407
Current operating lease liabilities	545,547	463,005
Liabilities related to assets held-for-sale	26,303	43,144
Total current liabilities	2,464,037	2,466,526

Other liabilities	203,998	204,926
Operating lease liabilities	1,792,187	1,818,783
Income taxes payable	48,119	46,945
Long term debt	1,724,916	1,488,400

Total liabilities	6,233,257	6,025,580

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—
Common stock - $0.01 par value; authorized - 900,000 shares; issued 343,918 and 343,683, respectively; outstanding 126,307 and 126,528 shares, respectively	3,439	3,436
Additional paid-in capital	2,175,225	2,167,337
Retained earnings	10,072,535	10,374,826
Treasury stock, at cost; 217,611 and 217,155 shares, respectively	(10,718,292)	(10,715,755)
Accumulated other comprehensive loss	(71,817)	(64,909)

Total shareholders' equity	1,461,090	1,764,935

Total liabilities and shareholders' equity	$7,694,347	$7,790,515

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	May 30, 2020	June 1, 2019

Net sales	$1,307,447	$2,572,989

Cost of sales	958,958	1,685,810

Gross profit	348,489	887,179

Selling, general and administrative expenses	724,157	892,754

Goodwill and other impairments	85,261	401,267

Operating loss	(460,929)	(406,842)

Interest expense, net	17,171	15,898

Loss before provision for income taxes	(478,100)	(422,740)

Benefit for income taxes	(175,809)	(51,655)

Net loss	$(302,291)	$(371,085)

Net loss per share - Basic	$(2.44)	$(2.91)
Net loss per share - Diluted	$(2.44)	$(2.91)

Weighted average shares outstanding - Basic	123,697	127,614
Weighted average shares outstanding - Diluted	123,697	127,614

Dividends declared per share	$—	$0.17

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three Months Ended
	May 30, 2020	June 1, 2019

Net loss	$(302,291)	$(371,085)

Other comprehensive loss:

Change in temporary impairment of auction rate securities, net of taxes	(568)	493
Pension adjustment, net of taxes	(304)	(27)
Currency translation adjustment	(6,036)	(3,633)

Other comprehensive loss	(6,908)	(3,167)

Comprehensive loss	$(309,199)	$(374,252)

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(in thousands, unaudited)

	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at March 2, 2019	342,582	$3,426	$2,118,673	$11,112,887	(210,349)	$(10,616,045)	$(58,610)	$2,560,331

Net loss				(371,085)				(371,085)

Other comprehensive loss, net of tax							(3,167)	(3,167)

Effect of Adoption of ASU 2016-02				(40,700)				(40,700)

Dividend declared				(21,587)				(21,587)

Issuance of restricted shares, net	290	3	(3)					—

Payment and vesting of performance stock units	547	5	(5)					—

Stock-based compensation expense, net			19,697					19,697

Repurchase of common stock, including fees					(5,296)	(81,495)		(81,495)
Balance at June 1, 2019	343,419	$3,434	$2,138,362	$10,679,515	(215,645)	$(10,697,540)	$(61,777)	$2,061,994

	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at February 29, 2020	343,683	$3,436	$2,167,337	$10,374,826	(217,155)	$(10,715,755)	$(64,909)	$1,764,935

Net loss				(302,291)				(302,291)

Other comprehensive loss, net of tax							(6,908)	(6,908)

Issuance of restricted shares, net	(108)	(1)	1					—

Payment and vesting of performance stock units	343	4	(4)					—

Stock-based compensation expense, net			7,891					7,891

Repurchase of common stock, including fees					(456)	(2,537)		(2,537)
Balance at May 30, 2020	343,918	$3,439	$2,175,225	$10,072,535	(217,611)	$(10,718,292)	$(71,817)	$1,461,090

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended
	May 30, 2020	June 1, 2019
Cash Flows from Operating Activities:
Net loss	$(302,291)	$(371,085)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	83,601	83,542
Goodwill and other impairments	85,261	401,267
Stock-based compensation	7,702	19,348
Deferred income taxes	(82,357)	(54,514)
Other	(1,373)	(2,301)
(Increase) decrease in assets:
Merchandise inventories	(138,503)	76,455
Trading investment securities	—	21
Other current assets	(105,193)	137
Other assets	828	88
Increase (decrease) in liabilities:
Accounts payable	20,874	(10,996)
Accrued expenses and other current liabilities	(47,075)	(30,580)
Merchandise credit and gift card liabilities	(9,794)	3,896
Income taxes payable	1,145	(880)
Operating lease assets and liabilities, net	94,127	(23,922)
Other liabilities	(1,576)	(389)
Net cash (used in) provided by operating activities	(394,624)	90,087

Cash Flows from Investing Activities:
Purchase of held-to-maturity investment securities	—	(57,000)
Redemption of held-to-maturity investment securities	357,000	343,000
Capital expenditures	(42,351)	(68,375)
Net cash provided by investing activities	314,649	217,625

Cash Flows from Financing Activities:
Payment of dividends	(21,192)	(21,894)
Repurchase of common stock, including fees	(2,537)	(81,495)
Borrowing of long term debt	236,400	—
Net cash provided by (used in) financing activities	212,671	(103,389)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,462)	(2,095)

Net increase in cash, cash equivalents and restricted cash, including cash balances classified as assets held-for-sale	129,234	202,228
Less: change in cash balances classified as assets held-for-sale	2,270	—
Net increase in cash, cash equivalents and restricted cash	131,504	202,228

Cash, cash equivalents and restricted cash:
Beginning of period	1,023,650	529,971
End of period	$1,155,154	$732,199

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1)	Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of May 30, 2020 and February 29, 2020 and the results of its operations, shareholders' equity, comprehensive loss and cash flows for the three months ended May 30, 2020 and June 1, 2019.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all of the disclosures normally required by U.S. generally accepted accounting principles ("GAAP"). Reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2020 for additional disclosures, including a summary of the Company’s significant accounting policies, and to subsequently filed Form 8-Ks.

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under GAAP and therefore is not a reportable segment. Net sales outside of the U.S. for the Company were not material for the three months ended May 30, 2020 and June 1, 2019. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

2) Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. That same month, as a result of the COVID-19 pandemic, the Company began to temporarily close certain store locations that did not have a health and personal care department, and as of March 23, 2020, all retail banner stores across the US and Canada were temporarily closed except for most stand-alone buybuy BABY and Harmon store locations, subject to state and local regulations. On May 8, 2020, the Company announced a phased approach to fully re-open a number of stores, subject to state and local regulations, and on May 22, 2020 the Company announced its plan to re-open additional stores as part of the phased approach to re-opening stores across North America, subject to state and local regulations. As of May 30, 2020, the majority of the Company’s stores remained temporarily closed. The Company expects nearly all stores to re-open during July 2020, subject to state and local regulations. In addition, the Company expects to expand its recently rolled out Buy-Online-Pick-Up-In-Store (“BOPIS”) and contactless Curbside Pickup services to cover the vast majority of stores.

The consequences of the pandemic and impact to the economy continue to evolve and the full extent of the impact is uncertain as of the date of this filing. To date, the pandemic has materially disrupted the operations of the Company and has resulted in the recording of additional non-cash impairment charges. The Company has proactively taken steps to strengthen its financial position and liquidity. including, among other things: (i) renegotiating payment terms for goods, services and rent, managing to lower inventory levels, and reducing discretionary spending such as business travel, advertising and expenses associated with the maintenance of stores that are temporarily closed; (ii) deferring other previously planned capital expenditures; (iii) postponing its plans for share repurchases and suspending dividends and planned debt reductions; and (iv) prioritizing spending on essential capital expenditures to drive strategic growth plans, including investments in digital, BOPIS and contactless Curbside Pickup services.

There can be no assurance that the Company will be able to successfully renegotiate payment terms with its business partners, and the ultimate outcomes of these activities, including the responses of business partners, are not yet known. The COVID-19 pandemic has materially impacted the Company’s results of operations and cash flows for its first quarter of fiscal 2020, and it could continue to impact results of operations and cash flows, as well as the Company’s financial condition. Given the uncertainty regarding the spread of this virus and the timing of the economic recovery, the ultimate financial impact cannot be reasonably predicted or estimated at this time.

Further, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the United States. The CARES Act is an emergency economic aid package to help mitigate the impact of the COVID-19 pandemic. Among other things, the CARES Act provides certain changes to tax laws, which may impact the Company’s results of operations, financial position and cash flows. The Company is currently implementing certain provisions of the CARES Act, such as deferring employer payroll taxes and utilizing the ability to carry back and deduct losses to offset prior income in previously filed tax returns.

As of May 30, 2020, the Company has deferred $5.9 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. During the three months ended May 30, 2020, the Company recorded an additional $43.0 million benefit as a result of the fiscal 2019 net operating losses that can now be carried back to prior years during which the federal tax rate was 35% under the CARES Act. In addition, the Company recorded a credit of $22.9 million as an offset to selling, general and administrative expenses as a result of the employee retention credits made available under the CARES Act for US employees and under the Canada Emergency Wage Subsidy for Canadian employees during the three months ended May 30, 2020.

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

Revenues from gift cards, gift certificates and merchandise credits are recognized when redeemed. Gift cards have no provisions for reduction in the value of unused card balances over defined time periods and have no expiration dates. For the three months ended May 30, 2020, the Company recognized net sales for gift card and merchandise credit redemptions of approximately $32.1 million, which were included in merchandise credit and gift card liabilities on the consolidated balance sheet as of February 29, 2020.

Sales returns are provided for in the period that the related sales are recorded based on historical experience. Although the estimate for sales returns has not varied materially from historical provisions, actual experience could vary from historical experience in the future if the level of sales return activity changes materially. In the future, if the Company concludes that an adjustment is required due to material changes in the returns activity, the liability for estimated returns and the corresponding right of return asset will be adjusted accordingly. As of May 30, 2020 and February 29, 2020, the Company recorded a liability for estimated returns of $91.2 million and $71.6 million, respectively within accrued expenses and other current liabilities and the corresponding right of return asset for merchandise of $63.0 million and $42.5 million, respectively, within prepaid expenses and other current assets.

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 30.6% and 69.4% of net sales, respectively, for the three months ended May 30, 2020, and approximately 35.6% and 64.4% of net sales, respectively, for the three months ended June 1, 2019.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The Company’s investment securities consist primarily of U.S. Treasury securities, which are stated at amortized cost, and auction rate securities, which are stated at their approximate fair value. The book value of the financial instruments, excluding the Company’s long term debt, is representative of their fair values. The fair value of the Company’s long term debt is approximately $832.9 million as of May 30, 2020, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.495 billion.

5) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $44.4 million and $79.7 million as of May 30, 2020 and February 29, 2020, respectively.

6) Investment Securities
The Company’s investment securities as of May 30, 2020 and February 29, 2020 are as follows:

(in millions)	May 30, 2020	February 29, 2020
Available-for-sale securities:
Long term	$19.8	$20.3

Held-to-maturity securities:
Short term	29.5	385.6
Total investment securities	$49.3	$405.9

Auction Rate Securities
As of May 30, 2020 and February 29, 2020, the Company’s long term available-for-sale investment securities represented approximately $20.3 million par value of auction rate securities consisting of preferred shares of closed end municipal bond funds, less temporary valuation adjustments of approximately $447,000 and $5,000, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings.

U.S. Treasury Securities
As of May 30, 2020 and February 29, 2020, the Company’s short term held-to-maturity securities included approximately $29.5 million and $385.6 million of U.S. Treasury Bills with remaining maturities of less than one year, respectively. These securities are stated at their amortized cost which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation).

7) Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. For the three months ended May 30, 2020, the Company recorded $80.4 million of non-cash pre-tax impairment charges within goodwill and other impairments in the consolidated statement of operations for certain store-level assets, including leasehold improvements and operating lease assets. There were no impairments to long-lived assets in the three months ended June 1, 2019. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

8) Property and Equipment

As of May 30, 2020 and February 29, 2020, included in property and equipment, net is accumulated depreciation of approximately $2.1 billion and $2.0 billion, respectively.

9) Leases

The Company leases retail stores, distribution facilities, offices and equipment under agreements expiring at various dates through 2041. The leases provide for original lease terms that generally range from 10 to 15 years and most leases provide for a series of five year renewal options, often at increased rents, the exercise of which is at the Company’s sole discretion. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial for the three months ended May 30, 2020 and June 1, 2019), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

Similar to other retailers, during the three months ended May 30, 2020, the Company has withheld portions of and/or delayed payments to certain of its landlords as the Company seeks to renegotiate payment terms, in order to further maintain liquidity given the temporary store closures. In some instances, the renegotiations have led to agreements with landlords for rent abatements or rental deferrals. Total payments withheld and/or delayed or deferred as of May 30, 2020 were approximately $83.4 million and are included in current lease liabilities. Additional negotiations of payment terms are still in process.

In accordance with the Financial Accounting Standards Board’s recent Staff Q&A regarding rent concessions related to the effects of the COVID-19 pandemic, the Company has elected to account for the concessions agreed to by landlords that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee as though enforceable rights and obligations for those concessions existed in the original lease agreements and the Company has elected to not remeasure the related lease liabilities and right-of-use assets. For qualifying rent abatement concessions, the Company has recorded negative lease expense for the amount of the concession during the period of relief, and for qualifying deferrals of rental payments, the Company has recognized a non-interest bearing payable in lieu of recognizing a decrease in cash for the lease payment that would have been made based on the original terms of the lease agreement, which will be reduced when the deferred payment is made in the future. During the three months ended May 30, 2020, the Company did not recognize a material amount of negative lease expense related to rent abatement concessions.

The components of total lease cost for the three months ended May 30, 2020, were as follows.

(in thousands)	Statement of Operations Location	Three Months Ended May 30, 2020	Three Months Ended June 1, 2019
Operating lease cost	Cost of sales and SG&A	$148,383	$143,900
Finance lease cost:
Depreciation of property	SG&A	648	648
Interest on lease liabilities	Interest expense, net	2,233	2,222
Variable lease cost	Cost of sales and SG&A	50,458	47,895
Sublease income	SG&A	(278)	(278)
Total lease cost		$201,444	$194,387

As of May 30, 2020, assets and liabilities related to the Company’s operating and finance leases are as follows:

(in thousands)	Consolidated Balance Sheet Location	May 30, 2020	February 29, 2020
Assets
Operating leases	Operating lease assets	$1,903,380	2,006,966
Finance leases	Property and equipment, net	68,639	69,287
Total lease assets		$1,972,019	2,076,253

Liabilities
Current:
Operating leases	Current operating lease liabilities	$545,547	463,005
Finance leases	Accrued expenses and other current liabilities	2,418	1,541
Noncurrent:
Operating leases	Operating lease liabilities	1,792,187	1,818,783
Finance leases	Other liabilities	102,041	102,412
Total lease liabilities		$2,442,193	2,385,741

As of May 30, 2020, the Company’s lease liabilities mature as follows:

(in thousands)	Operating Leases	Finance Leases
Fiscal Year:
Remainder of 2020	$534,959	$7,954
2021	527,508	10,434
2022	434,859	10,407
2023	344,536	10,524
2024	270,139	10,702
2025	195,533	10,503
Thereafter	581,665	238,378
Total lease payments	$2,889,199	$298,902
Less imputed interest	(551,465)	(194,443)
Present value of lease liabilities	$2,337,734	$104,459

At May 30, 2020, the Company has entered into leases that have not commenced at 7 new or relocated locations planned for opening in fiscal 2020, for which aggregate minimum rental payments over the term of the leases were approximately $35.0 million.
The Company’s lease terms and discount rates were as follows:

	May 30, 2020	February 29, 2020
Weighted-average remaining lease term (in years)
Operating leases	6.6	6.6
Finance leases	25.5	25.7
Weighted-average discount rate
Operating leases	6.5%	6.2%
Finance leases	9.0%	9.0%

Other information with respect to the Company’s leases is as follows:

(in thousands)	Three Months Ended May 30, 2020	Three Months Ended June 1, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$140,977	166,514
Operating cash flows from finance leases	2,515	2,580
Operating lease assets obtained in exchange for new operating lease liabilities	76,462	109,647

10) Goodwill and Other Indefinite Lived Intangible Assets
The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually as of the end of the fiscal year or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, projecting future cash flows, determining appropriate discount rates and terminal growth rates, and other assumptions, to estimate the fair value of goodwill and indefinite lived intangible assets. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results. In the three months ended June 1, 2019, the Company recognized a non-cash pre-tax goodwill impairment charge of $391.1 million for its North American Retail reporting unit and as of June 1, 2019, the Company did not have any goodwill recorded on its consolidated balance sheet.
Other indefinite-lived intangible assets were recorded as a result of acquisitions and primarily consist of tradenames. The Company values its tradenames using a relief-from-royalty approach, which assumes the value of the tradename is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the tradename and instead licensed the tradename from another company. As of May 30, 2020 and June 1, 2019, for certain other indefinite lived intangible assets, the Company completed a quantitative impairment analysis by comparing the fair value of the tradenames to their carrying value and recognized a non-cash pre-tax tradename impairment charge of $5.5 million and $10.2 million, respectively, within goodwill and other impairments in the consolidated statement of operations, for certain tradenames. As of May 30, 2020, for the remaining other indefinite lived intangibles assets, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these other indefinite lived assets did not exceed their carrying values and concluded no such events or circumstances existed which would require an impairment test be performed. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.
Included within other assets in the accompanying consolidated balance sheets as of May 30, 2020 and February 29, 2020, respectively, are $85.7 million and $91.2 million for indefinite lived tradenames and trademarks.

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

The Notes were issued under an indenture (the "Base Indenture"), as supplemented by a first supplemental indenture (together, with the Base Indenture, the "Indenture"), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of May 30, 2020.

Revolving Credit Agreement

On November 14, 2017, the Company replaced its existing $250 million five year senior unsecured revolving credit facility with various lenders with a new $250 million five year senior unsecured revolving credit facility ("Revolver") with various lenders maturing November 14, 2022. The Revolver had essentially the same terms and requirements as the prior revolving credit facility. During the three months ended May 30, 2020, the Company drew down the remaining $236.4 million of available funds under the Revolver, after giving effect to outstanding letters of credit. Subsequent to May 30, 2020, on June 19, 2020, the Revolver was replaced with a secured asset-based revolving credit facility (See “Subsequent Events,” Note 19).

Deferred financing costs associated with the Notes and the Revolver of approximately $10.5 million were capitalized. In the accompanying Consolidated Balance Sheets, the deferred financing costs are included in long term debt, net of amortization, for the Notes, and are included in other assets, net of amortization, for the Revolver. These deferred financing costs for the Notes and the Revolver are being amortized over the term of each of the Notes and the term of the Revolver and such amortization is included in interest expense, net in the Consolidated Statements of Earnings. Interest expense related to the Notes and the Revolver, including the commitment fee and the amortization of deferred financing costs, was approximately $18.2 million for both the three months ended May 30, 2020 and June 1, 2019.

Lines of Credit

At May 30, 2020, the Company maintained two uncommitted lines of credit of $100 million each, with expiration dates of August 30, 2020 and February 21, 2021, respectively. These uncommitted lines of credit are currently and are expected to be used for letters of credit in the ordinary course of business. During the first three months of fiscal 2020, the Company did not have any direct borrowings under the uncommitted lines of credit. Subsequent to May 30, 2020, both lines of credit were canceled as a result of the secured asset-based revolving credit facility (See “Subsequent Events,” Note 19).

12) Shareholders' Equity

The Company has authorization to make repurchases of shares of the Company’s common stock from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

Between December 2004 and September 2015, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of up to $11.950 billion of the Company’s shares of common stock. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock, restricted stock units and performance stock unit awards. In the first three months of fiscal 2020, the Company repurchased approximately 0.5 million shares of its common stock, all of which related to taxes withheld on vested awards, for a total cost of approximately $2.5 million, bringing the aggregate total of common stock repurchased to approximately 217.6 million shares for a total cost of approximately $10.7 billion since the initial authorization in December 2004. The Company has approximately $1.2 billion remaining of authorized share repurchases as of May 30, 2020. The Company reviews its alternatives with respect to its capital structure on an ongoing basis. The Company has postponed its plans for share repurchases as a result of the COVID-19 pandemic. Any future share repurchases will be subject to the determination of the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors, including the restrictions on share repurchases under the secured asset-based revolving credit facility (see “Subsequent Events,” Note 19).

During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. During the three months ended May 30, 2020 and June 1, 2019, total cash dividends of $21.2 million and $21.9 million were paid, respectively. In March 2020, the Company suspended its future quarterly declarations of cash dividends as a result of the COVID-19 pandemic. Any future quarterly cash dividend payments on its common stock will be subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors, including the restrictions on the payment of dividends contained in the asset-based revolving credit facility agreement (See “Subsequent Events,” Note 19).

Cash dividends, if any, are accrued as a liability on the Company’s consolidated balance sheets and recorded as a decrease to retained earnings when declared.

13) Stock-Based Compensation

The Company measures all stock-based compensation awards for employees and non-employee directors using a fair value method and records such expense, net of estimated forfeitures, in its consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards, stock options, restricted stock units and performance stock units. The Company’s restricted stock awards are considered nonvested share awards.

Stock-based compensation expense for the three months ended May 30, 2020 was approximately $7.7 million ($4.9 million after tax or $0.04 per diluted share). Stock-based compensation expense for the three months ended June 1, 2019 was approximately $19.3 million ($17.0 million after tax or $0.13 per diluted share). In addition, the amount of stock-based compensation cost capitalized for the three months ended May 30, 2020 and June 1, 2019 was approximately $0.2 million and $0.3 million, respectively.

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

The terms of the 2012 Plan and the 2018 Plan are substantially similar and enable the Company to offer incentive compensation through stock options (whether nonqualified stock options or incentive stock options), restricted stock awards, stock appreciation rights, performance awards and other stock based awards, and cash-based awards. Grants are determined by the Compensation Committee of the Board of Directors of the Company for those awards granted to executive officers, and by the Board of Directors of the Company for awards granted to non-employee directors. Stock option grants generally become exercisable in either three or five equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Restricted stock awards generally become vested in five to seven equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Restricted stock units generally become vested in one to three equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Performance stock units generally vest over a period of three to four years from the date of grant dependent on the Company’s achievement of performance-based tests and subject, in general, to the executive remaining in the Company’s service on specified vesting dates.

The Company generally issues new shares for stock option exercises, restricted stock awards and vesting of restricted stock units and performance stock units. No grants have been made to date under the 2018 Plan, which expires in May 2028. The 2012 Plan expires in May 2022.

As described in further detail below, in fiscal 2020 and 2019, the Company granted stock-based awards to certain of the Company’s new executive officers as inducements material to their commencement of employment and entry into an employment agreement with the Company. The inducement awards were made in accordance with Nasdaq Listing Rule 5635(c)(4) and were not made under the 2012 Plan or the 2018 Plan.

Stock Options

Stock option grants were issued at fair market value on the date of grant and generally became exercisable in either three or five equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Option grants expired eight years after the date of grant. All option grants were nonqualified. During the three months ended May 30, 2020, the remaining 822,633 options outstanding were forfeited and there were no options outstanding as of May 30, 2020.

Restricted Stock Awards

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five to seven equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock awards is based solely on time vesting. As of May 30, 2020, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock awards was $49.3 million, which is expected to be recognized over a weighted average period of 3.4 years.

Changes in the Company’s restricted stock awards for the three months ended May 30, 2020 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock awards, beginning of period	2,445	$35.50
Granted	1	8.80
Vested	(406)	44.45
Forfeited	(109)	32.16
Unvested restricted stock awards, end of period	1,931	$33.79

Restricted Stock Units ("RSUs")

RSUs are issued and measured at fair market value on the date of grant and generally become vested in one to three equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. RSUs are converted into shares of common stock upon vesting. During the three months ended May 30, 2020, the Company granted 194,509 of RSUs with a weighted average grant-date fair value of $7.78. As of May 30, 2020, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was $1.4 million, which is expected to be recognized over a weighted average period of 2.0 years.

Performance Stock Units ("PSUs")

PSUs are issued and measured at fair market value on the date of grant. Vesting of PSUs awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test during a one-year period from the date of grant and during a three-year period from the date of grant and, assuming achievement of the performance-based test, time vesting over periods of up to four years, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. For PSUs granted in fiscal 2019, performance during the one-year period is based on Earnings Before Interest and Taxes ("EBIT") relative to a target amount and performance during the three-year period is based on a combination of total shareholder return relative to a peer group of the Company and cumulative EBIT relative to a target amount. The achievement of PSU awards range from a floor of zero to a cap of 150% of target achievement. For awards granted in fiscal 2018 and prior, performance during the three-year period was based on Return on Invested Capital ("ROIC") or a combination of EBIT margin and ROIC relative to a peer group. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the Company’s estimate of the percentage of the award that will be achieved. The Company evaluates the estimate on these awards on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of May 30, 2020, there was no unrecognized compensation expense associated with these awards.

Changes in the Company’s PSUs for the three months ended May 30, 2020 were as follows:

(Shares in thousands)	Number of Performance Stock Units	Weighted Average Grant-Date Fair Value
Unvested performance stock units, beginning of period	1,414	$21.57
Granted	—	—
Vested	(343)	37.50
Forfeited or performance condition adjustments	(249)	17.96
Unvested performance stock units, end of period	822	$16.02

Inducement Awards

In fiscal 2020 and 2019, the Company granted stock-based awards to certain of the Company’s new executive officers as inducements material to their commencement of employment and entry into an employment agreement with the Company. These inducement awards were approved by the Compensation Committee of the Board of Directors of the Company and did not require shareholder approval in accordance with Nasdaq Listing Rule 5635(c)(4).

RSUs granted as inducement awards are issued and measured at fair market value on the date of grant and generally become vested in one to three equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Changes in the RSUs granted as inducement awards for the three months ended May 30, 2020 were as follows:

(Shares in thousands)	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units, beginning of period	579	$13.65
Granted	816	6.33
Vested	(274)	13.65
Forfeited	—	—
Unvested restricted stock units, end of period	1,121	$8.32

On November 4, 2019, in connection with the appointment of the Company’s new President and Chief Executive Officer, the Company granted inducement awards consisting of 578,753 RSUs, which are included in the table above, and 273,735 PSU awards. The PSUs will vest, if at all, on November 4, 2021, based on performance goals requiring the President and CEO to prepare and deliver to the Board of Directors key objectives and goals for the Company and the strategies and initiatives for the achievement of such objectives and goals, and the President and CEO's provision of updates to the Board of Directors regarding achievement of such goals and objectives, and subject, in general, to the new President and CEO remaining in the Company’s service through the vesting date.

Other than with respect to the vesting schedule described above, these inducement awards are generally subject to substantially the same terms and conditions as awards that are made under the 2018 Plan. RSUs and PSUs are converted into shares of common stock upon payment following vesting. As of May 30, 2020, unrecognized compensation expense related to the unvested portion of the inducement awards comprised of RSUs was $8.4 million, which is expected to be recognized over a weighted average period of 2.1 years, and unrecognized compensation expense related to the unvested portion of the inducement awards comprised of PSUs was $2.7 million, which is expected to be recognized over a weighted average period of 1.4 years. Each inducement award recipient must hold at least fifty percent (50%) of the after-tax shares of common stock received pursuant to the inducement awards until they have satisfied the terms of the Company’s stock ownership guidelines.

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

Stock-based awards of approximately 2.2 million and 7.7 million were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive for the three months ended May 30, 2020 and June 1, 2019, respectively.

15) Supplemental Cash Flow Information

The Company paid income taxes of approximately $0.4 million and $3.8 million in the first three months of fiscal 2020 and 2019, respectively. In addition, the Company had interest payments of approximately $2.3 million and $2.2 million in the first three months of fiscal 2020 and 2019, respectively.

The Company recorded an accrual for capital expenditures of $25.4 million and $35.8 million as of May 30, 2020 and June 1, 2019, respectively. In addition, the Company recorded an accrual for dividends payable of $5.2 million and $28.0 million as of May 30, 2020 and June 1, 2019, respectively.

16) Restructuring Activities

During fiscal 2019, the Company expensed pre-tax restructuring charges of approximately $102.5 million, primarily for severance and related costs in conjunction with its transformation initiatives and extensive leadership changes, within selling, general and administrative expenses. As of May 30, 2020 and February 29, 2020, the accrual for the pre-tax restructuring charges was approximately $47.7 million and $73.4 million, respectively, reflecting payments of $25.7 million during the three months ended May 30, 2020.

17) Divestitures and Assets Held-For-Sale

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

As of May 30, 2020, certain assets and liabilities related to PMall were classified as held-for-sale on the Company’s consolidated balance sheet. The Company expects to complete the sale of this disposal group within the next 12 months. The business classified as held-for-sale was classified in continuing operations as the disposition does not represent a strategic shift that will have a major effect on the Company’s operations and financial results.

18) Commitments and Contingencies

A putative securities class action was filed on April 14, 2020 against the Company and three of its officers and/or directors (Mark Tritton, Mary Winston (the Company’s former Interim Chief Executive Officer) and Robyn D’Elia (the Company’s former Chief Financial Officer and Treasurer)) in the United States District Court for the District of New Jersey.  The case, which is captioned Vitiello v. Bed Bath & Beyond Inc., et al., Case No. 2:20-cv-04240-MCA-MAH, asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company’s securities from October 2, 2019 through February 11, 2020.  The Complaint alleges that certain of the Company’s disclosures about financial performance and certain other public statements during the putative class period were materially false or misleading. A similar putative securities class action, asserting the same claims on behalf of the same putative class against the same defendants, was filed on April 30, 2020. That case, captioned Kirkland v. Bed Bath & Beyond Inc., et al., Case No. 1:20-cv-05339-MCA-MAH, is also pending in the United States District Court for the District of New Jersey.

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

The District Attorney's office for the County of Ventura, together with District Attorneys for other counties in California (together, the “District Attorneys"), recently concluded an investigation regarding the management and disposal at the Company’s stores in California of certain materials that may be deemed hazardous or universal waste under California law. On March 19, 2019, the District Attorneys provided the Company with a settlement demand that included a proposed civil penalty, reimbursement of investigation costs, and certain injunctive relief, including modifications to the Company’s existing compliance program, which already includes associate training, on-going review of disposal rules applicable to various product categories, and specialized third-party disposal. During the three months ended May 30, 2020, the Company and the District Attorneys agreed to final terms on a settlement payment of approximately $1.5 million to resolve the matter. The Company has also agreed to spend $171,000 over the next 36 months on refinements to its compliance program.  The Company has executed a Stipulated Judgment to this effect and expects it to be executed by the District Attorneys and filed with the court in the near term. As of May 30, 2020 and February 29, 2020, the Company had recorded an accrual for the estimated probable loss for this matter.

On April 21, 2019, Warren Eisenberg and Leonard Feinstein transitioned to the role of Co-Founders and Co-Chairmen Emeriti of the Board of Directors of the Company.  As a result of this transition, Mr. Eisenberg and Mr. Feinstein ceased to be officers of the Company effective as of April 21, 2019, and became entitled to the payments and benefits provided under their employment agreements that apply in the case of a termination without cause, which generally include continued senior status payments until May 2027 and continued participation for the Co-Founders (and their spouses, if applicable) at the Company’s expense in employee plans and programs. In addition, the Co-Founders remain entitled to supplemental pension payments specified in their employment agreements of $200,000 per year (as adjusted for a cost of living increase), until the death of the survivor of the applicable Co-Founder and his spouse, reduced by the continued senior status payments referenced above.

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

The Company’s former Chief Executive Officer ("Former CEO") departed the Company effective as of May 12, 2019. In accordance with the terms of the Former CEO's employment and equity award agreements, the Former CEO was entitled to three times his then-current salary, payable over three years in normal payroll installments, except that any amount due prior to the six months after his departure, was paid in a lump sum after such six-month period. Such amounts will be reduced by any compensation earned with any subsequent employer or otherwise and will be subject to the Former CEO's compliance with a one-year non-competition and non-solicitation covenant. On October 21, 2019, the Former CEO entered into an agreement (the “Former CEO PSU settlement agreement”) with the Company to reduce the PSUs held by him by an excess amount of outstanding PSUs granted to the Former CEO in the Company’s 2018 fiscal year as a result of the use of the fiscal 2017 peer group in lieu of the fiscal 2018 peer group. Further, as a result of this departure, the time-vesting component of the Former CEO's stock-based awards accelerated, including (i) stock options (which were “underwater” and expired without having been exercised by the Former CEO), (ii) PSU awards which had previously met the related performance-based test, had been certified by the Compensation Committee, and remained subject solely to time-vesting, and (iii) PSU awards (assuming target level of performance) which remain subject to attainment of any performance goals and the certification of the applicable performance-based tests by the Compensation Committee, as provided under his award agreements and subject to the terms of the Former CEO PSU settlement agreement.

The former CEO was also party to a supplemental executive retirement benefit agreement (“SERP”) and a related escrow agreement, pursuant to which the Former CEO was entitled to receive a supplemental retirement benefit as a result of the separation from service from the Company. Pursuant to the SERP, as a result of the separation from service with the Company as of May 12, 2019 being treated as a termination without cause, the Former CEO was entitled to a lump sum payment equal to the present value of an annual amount equal to 50% of the Former CEO's annual base salary on the date of termination of employment if such annual amount were paid for a period of 10 years in accordance with the Company’s normal payroll practices, subject to the Former CEO's timely execution and non-revocation of a release of claims in favor of the Company (which occurred). This amount was paid on November 13, 2019, the first business day following the six-month anniversary of the Former CEO's termination of service. The Company has no further obligations to the Former CEO under the SERP.

During fiscal 2019, the Company expensed pre-tax charges related to both the transition of Messrs. Eisenberg and Feinstein to the role of Co-Founders and Co-Chairmen Emeriti of the Board of Directors of the Company and the departure of the Former CEO of approximately $36.8 million.

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

19) Subsequent Events

Asset-Based Credit Agreement

On June 19, 2020, the Company entered into a secured asset-based credit agreement (the “Credit Agreement”) among the Company, certain of the Company’s US and Canadian subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Agent”), and the lenders party thereto. A portion of the proceeds advanced under the Credit Agreement were used to refinance the Company’s existing Revolver.

The Credit Agreement provides for a secured asset-based revolving credit facility (the “ABL Facility”) with aggregate revolving commitments established at closing of $850 million, including a swingline subfacility and a letter of credit subfacility. The Credit Agreement has an uncommitted expansion feature which allows the borrowers to request, at any time following the delivery of an initial field exam and appraisal, an increase in aggregate revolving commitments under the ABL Facility or elect to enter into a first-in-last-out loan facility, collectively, in an aggregate amount of up to $375 million, subject to certain customary conditions. The Credit Agreement matures on June 19, 2023.

The ABL Facility is secured on a first priority basis (subject to customary exceptions) on all accounts receivable (including credit card receivables), inventory, certain deposit accounts and securities accounts, and certain related assets, of the Company and its subsidiaries that are borrowers or guarantors under the ABL Facility. Amounts available to be drawn from time to time under the ABL Facility (including, in part, in the form of letters of credit) are equal to the lesser of (i) outstanding revolving commitments under the Credit Agreement and (ii) a borrowing base equal to the sum of (a) 70% of eligible credit card receivables (which will increase automatically to 90% upon the satisfaction of certain conditions, including the delivery of an initial field exam and appraisal), plus (b) 70% of eligible inventory (which will increase automatically to 90% upon the satisfaction of certain conditions, including the delivery of an initial field exam and appraisal), valued at the lower of cost or market value, determined on a weighted average cost basis, minus (c) customary reserves. The borrowing base will reduce automatically to zero if the delivery of an initial field exam and appraisal does not occur on or prior to the later of (x) 90 days after the effective date of the Credit Agreement (which date may be extended by the Agent up to an additional 90 days, subject to certain conditions set forth in the Credit Agreement) and (y) 30 days after the date on which at least 80% of the stores, in the aggregate, of the Company and its subsidiaries that are loan parties under the Credit Agreement that are located in the United States and Canada, which are currently closed due to government restrictions in place as a result of the COVID-19 pandemic, are permitted to open for operation under applicable laws.
Subject to customary exceptions and restrictions, the Company may voluntarily repay outstanding amounts under the ABL Facility at any time without premium or penalty. Any voluntary prepayments made will not reduce commitments under the ABL Facility. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base, the Company will be required to prepay outstanding amounts or cash collateralize letter of credit obligations under the ABL Facility.
The Credit Agreement contains a mandatory prepayment provision which provides that if at any time (i) the aggregate amount of unrestricted cash and cash equivalents of the Company and its consolidated subsidiaries would exceed $100 million and (ii) the aggregate principal amount of all loans (other than incremental first-in-last-out loans borrowed under the expansion feature of the Credit Agreement) exceeds $600 million, then the borrowers must repay outstanding obligations under the Credit Agreement in an aggregate amount equal to the amount in excess of $600 million.
Outstanding amounts under the Credit Agreement bear interest at a rate per annum equal to, at the applicable borrower’s election: (i) in the case of loans denominated in US dollars, LIBOR or an alternate base rate and (ii) for loans denominated in Canadian dollars, CDOR or the Canadian prime rate, in each case as set forth in the Credit Agreement, plus an interest rate margin based on average quarterly availability ranging from (i) in the case of LIBOR loans and CDOR loans, 2.25% to 2.75%; provided that if LIBOR or CDOR is less than 1.00%, such rate shall be deemed to be 1.00%, as applicable, and (ii) in the case of alternate base rate loans and Canadian prime rate loans, 1.25% to 1.75%; provided that if the alternate base rate or Canadian prime rate is less than 2.00%, such rate shall be deemed to be 2.00%, as applicable.
The Credit Agreement contains customary representations and warranties, events of default and financial, affirmative and negative covenants for facilities of this type, including but not limited to a springing financial covenant relating to a fixed charge coverage ratio, which will become effective if availability under the ABL Facility falls below a specified threshold, and restrictions on indebtedness, liens, investments and acquisitions, asset dispositions, restricted payments (including dividends and share repurchases) and prepayment of certain indebtedness.
Real Estate Optimization Program
As part of the Company's ongoing business transformation, on July 6, 2020, the Board of Directors of the Company approved the planned closure of approximately 200 mostly Bed Bath & Beyond stores over the next two years as part of the Company's real estate optimization program. At this initial stage of the program, a reasonable estimate of the amount or range of amounts expected to be incurred in connection with these restructuring activities, both with respect to each major type of cost associated therewith and with respect to the total cost or estimated range of total cost, or an estimate of the amount or range of amounts that will result in future cash expenditures, cannot be made at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the "Company") is an omnichannel retailer that makes it easy for its customers to feel at home. The Company sells a wide assortment of domestics merchandise and home furnishings which operates under the names Bed Bath & Beyond ("BBB"), Christmas Tree Shops, Christmas Tree Shops andThat! or andThat! (collectively, "CTS"), Harmon, Harmon Face Values, or Face Values (collectively, "Harmon"), buybuy BABY ("Baby") and World Market, Cost Plus World Market, or Cost Plus (collectively, "Cost Plus World Market"). Customers can purchase products either in-store, online, with a mobile device or through a customer contact center. The Company generally has the ability to have customer purchases picked up in-store, curbside or shipped direct to the customer from the Company’s distribution facilities, stores or vendors. The Company also operates Decorist, an online interior design platform that provides personalized home design services. In addition, the Company operates Linen Holdings, a provider of a variety of textile products, amenities and other goods to institutional customers in the hospitality, cruise line, healthcare and other industries. Additionally, the Company is a partner in a joint venture which operates retail stores in Mexico under the name Bed Bath & Beyond. The Company also operates PersonalizationMall.com ("PMall"), an industry-leading online retailer of personalized products.

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under U.S. generally accepted accounting principles and therefore is not a reportable segment.

The Company has undertaken significant changes over the past year, including extensive changes to its Board of Directors and executive leadership, as well as development of essential strategies and plans to renew and build its business for long-term success. In recent months, as the world responds to the unparalleled challenge of the COVID-19 pandemic, the Company has taken aggressive and thoughtful steps to safeguard its people and communities while it continues to serve customers. As with many businesses, the COVID-19 pandemic served as a catalyst to accelerate the pace of change and innovation across the Company, advancing ongoing efforts to reset the Company’s cost structure and build a modern, durable model for long-term profitable growth.

During fiscal 2019, the Company entered into a definitive agreement to sell PMall to 1-800-FLOWERS.COM for $252 million, subject to certain working capital and other adjustments. The buyer was required to close the PMall transaction on March 30, 2020, but failed to do so. Accordingly, the Company filed an action to require the buyer to close the transaction.  During the three months ended May 3, 2020, the Company sold One Kings Lane to a third party for an amount which was not material. While the Company cannot make any assurances, the Company, together with its outside advisors, continues to pursue other portfolio adjustments and evaluate the Company’s remaining owned real estate in an effort to create a stronger and more focused portfolio and enhance shareholder value. The net proceeds from these transactions and any other potential cash-generating transactions could be used to reinvest in the Company’s core business operations to drive growth, fund share repurchases, reduce the Company’s outstanding debt, or some combination of these. In other activity, the Company has been further evaluating its product assortment and taking aggressive steps to rationalize the assortment and better manage its inventory.

Given the current business environment resulting from the COVID-19 pandemic, including temporary store closures and further reductions in operating expenses, the Company has modified its fiscal 2020 capital investments, focusing on its core business and key projects that support its digital and omni fulfillment capabilities, including the introduction of Buy-Online-Pickup-In-Store ("BOPIS") and contactless Curbside Pickup services, omni inventory management, as well as digital marketing and personalization. The Company is also re-engineering its supply chain and vendor relationships, as well as further strengthening its owned-brand strategy. These are among the accelerated actions being taken to lay the foundation to create a new vision for the Company.

The integration of retail store and digital channels allows the Company to provide its customers with a seamless omni channel shopping experience. Store purchases are primarily fulfilled from that store's inventory or may also be shipped to a customer from one of the Company’s distribution facilities, from a vendor, or from another store. Purchases, including web and mobile, can be shipped to a customer from the Company’s distribution facilities, directly from vendors, or from a store. Customers can also choose to pick up orders using the Company’s newly introduced BOPIS and contactless Curbside Pickup services, as well as return online purchases to a store. Customers can also make purchases through one of the Company’s customer contact centers and in-store through The Beyond Store, the Company’s proprietary web-based platform. These capabilities allow the Company to better serve customers across various channels.

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
In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. To date, the pandemic has materially disrupted the operations of the Company. The consequences of the pandemic and impact to the economy continue to evolve and the full extent of the impact is uncertain as of the date of this filing. As a result of ‘social distancing’ measures put into effect in March 2020, the Company began to temporarily close certain store locations that did not have a health and personal care department and, as of March 23, 2020, all retail banner stores across the US and Canada were temporarily closed except for most stand-alone Baby and Harmon store locations, subject to state and local regulations. On May 8, 2020, the Company announced a phased approach to fully re-open a number of stores, subject to state and local regulations, and on May 22, 2020 the Company announced its plan to re-open additional stores as part of the phased approach to re-opening stores across North America, subject to state and local regulations. As of May 30, 2020, the majority of the Company’s stores remained temporarily closed. The Company expects nearly all stores to re-open during July 2020, subject to state and local regulations. In addition, the Company expects to expand its recently rolled out BOPIS and contactless Curbside Pickup services to cover the vast majority of stores.
In conjunction with the temporary store closures, the Company implemented additional cost reductions, including a furlough of the majority of store associates and a portion of corporate associates. The Company provided impacted store associates with applicable pay and benefits through April 3, 2020, and impacted corporate associates with pay and benefits through April 18, 2020. Until further notice, the Company will continue to pay 100% of the cost of healthcare premiums for all associates who currently participate in the Company’s health plan. The Company also implemented a temporary reduction in salaries of the Company’s executive team by 30% through May 16, 2020, and a temporary reduction in the quarterly cash compensation of the independent directors of the Board of Directors by 30% for the fiscal 2020 first quarter.
The Company has and will continue to seek opportunities to mitigate the impact of the COVID-19 pandemic, including, among others, renegotiating payment terms for goods, services and rent, managing inventory levels, and reducing discretionary spending such as business travel, advertising and expense associated with the maintenance of stores that are temporarily closed. The COVID-19 pandemic materially impacted the Company’s results of operations and cash flows in the first quarter of fiscal 2020, and could continue to materially impact results of operations and cash flows as well as the Company’s financial condition. Given the uncertainty regarding the spread of the virus and the timing of the economic recovery and the possibility of a resurgence or a second wave of the virus, the related financial impact cannot be reasonably predicted or estimated at this time.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the United States. The CARES Act is an emergency economic aid package to help mitigate the impact of the COVID-19 pandemic. Among other things, the CARES Act provides certain changes to tax laws, which may impact the Company’s results of operations, financial position and cash flows. The Company is currently implementing certain provisions of the CARES Act, such as deferring employer payroll taxes and utilizing the ability to carry back and deduct losses to offset prior income in previously filed tax returns. As of May 30, 2020, the Company has deferred $5.9 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. During the three months ended May 30, 2020, the Company recorded an additional $43.0 million benefit as a result of the fiscal 2019 net operating losses that can now be carried back to prior years during which the federal tax rate was 35% under the CARES Act. In addition, the Company recorded a credit of $22.9 million as an offset to selling, general and administrative expenses as a result of the employee retention credits made available under the CARES Act for US employees and under the Canada Emergency Wage Subsidy for Canadian employees during the three months ended May 30, 2020.
The following represents an overview of the Company’s financial performance for the periods indicated:

•
Net sales for the three months ended May 30, 2020 were $1.307 billion, a decrease of approximately 49% as compared with the three months ended June 1, 2019. For the first quarter of fiscal 2020, as compared to the corresponding quarter last year, net sales consummated through digital channels increased approximately 82% and net sales consummated in-store declined approximately 77%. As noted above, the majority of the Company's stores were closed beginning March 23, 2020 and remained closed as of May 30, 2020, except for most stand-alone Baby and Harmon store locations, which remained open during such period, subject to state and local regulations. Net sales consummated through digital channels represented approximately two-thirds of the Company's fiscal 2020 first quarter net sales. For the first quarter of fiscal 2020, net sales from Baby contributed approximately 20% of the Company's net sales.

As a result of the extended closures of the majority of the Company’s stores due to the COVID-19 pandemic and the Company’s policy of excluding extended store closures from its comparable sales calculation, the Company believes that comparable sales is not a meaningful metric for the three months ended May 30, 2020. The Company will continue to reevaluate its comparable sales during future reporting periods as stores reopen.

The Company’s historical definition of comparable sales is that comparable sales include sales consummated through all retail channels which have been operating for twelve full months following the opening period (typically four to six weeks). The Company is an omnichannel retailer with capabilities that allow a customer to use more than one channel when making a purchase, including in-store, online, with a mobile device or through a customer contact center, and have it fulfilled, in most cases, either through in-store customer pickup or by direct shipment to the customer from one of the Company’s distribution facilities, stores or vendors.

Sales consummated on a mobile device while physically in a store location and BOPIS orders are recorded as customer facing digital channel sales. Customer orders taken in-store by an associate through The Beyond Store, the Company’s proprietary, web-based platform, are recorded as in-store sales. Prior to the Company implementing BOPIS and contactless Curbside Pickup services, customer orders reserved online and picked up in a store were recorded as in-store sales. Sales originally consummated from customer facing digital channels and subsequently returned in-store are recorded as a reduction of in-store sales.

Stores relocated or expanded are excluded from comparable sales if the change in square footage would cause meaningful disparity in sales over the prior period. In the case of a store to be closed, such store’s sales are not considered comparable once the store closing process has commenced. Stores impacted by unusual and unexpected events outside the Company’s control, including the COVID-19 pandemic, severe weather, fire or floods, are excluded from comparable sales for the period of time that such event would cause a meaningful disparity in sales over the prior period.

•	Gross profit for the three months ended May 30, 2020 was $348.5 million, or 26.7% of net sales, compared with $887.2 million, or 34.5% of net sales, for the three months ended June 1, 2019.

•	SG&A for the three months ended May 30, 2020 were $724.2 million, or 55.4% of net sales, compared with $892.8 million, or 34.7% of net sales, for the three months ended June 1, 2019.

•
Goodwill and other impairments for the three months ended May 30, 2020 were $85.3 million or 6.5% of net sales, compared with $401.3 million, or 15.6% of net sales, for the three months ended June 1, 2019.

•	Interest expense, net for the three months ended May 30, 2020 was $17.2 million, compared with $15.9 million for the three months ended June 1, 2019.

•
The effective tax rate for the three months ended May 30, 2020 was 36.8%, compared with 12.2% for the three months ended June 1, 2019. For the three months ended May 30, 2020, the effective tax rate includes the impact of impairment charges for leasehold improvements and lease assets, a $43.0 million benefit related to fiscal 2019 net operating loss carry-back under the CARES Act, as described above, and other discrete items resulting in net after tax costs. For the three months ended June 1, 2019, the effective tax rate reflected the impact of charges for goodwill and other impairments and severance costs, portions of which are non-deductible for tax purposes, and other discrete tax items resulting in net after tax costs of approximately $12.5 million.

•
For the three months ended May 30, 2020, net loss per diluted share was $(2.44) ($(302.3) million), as compared with net loss per diluted share of $(2.91) ($(371.1) million) for the three months ended June 1, 2019. Net loss per diluted share for the three months ended May 30, 2020 included the unfavorable impact of certain store-level assets and tradename impairment charges and severance costs of approximately $0.48, compared to the unfavorable impact of $3.03 related to the goodwill and other impairments charge, severance costs and shareholder activity costs for three months ended June 1, 2019.

Capital expenditures for the three months ended May 30, 2020 and June 1, 2019 were $42.4 million and $68.4 million, respectively. In the first three months of fiscal 2020, approximately 55% of the capital expenditures related to pre-planned technology projects, including inventory and warehouse management capabilities such as advanced allocation logic and replenishment strategies to meet changing customer needs. The remaining capital expenditures were primarily related to investments in existing stores.

The Company continues to review and prioritize its capital needs and remains committed to making the required investments in its infrastructure to help position the Company for continued growth and success. Key areas of investment include: continuing to improve the presentation and content as well as the functionality, general search and navigation across its customer facing digital channels; improving customer data integration and customer relations management capabilities; continuing to enhance service offerings to its customers; continuing to strengthen and deepen its information technology, analytics, marketing and e-commerce groups; and creating more flexible fulfillment options designed to improve the Company’s delivery capabilities and lower the Company’s shipping costs. These and other investments are expected to, among other things, provide a seamless and compelling customer experience across the Company’s omnichannel retail platform. As a result of the COVID-19 pandemic, the Company is prioritizing approximately $250 million in essential capital expenditures for fiscal 2020 to drive strategic growth plans, including investments in digital, BOPIS and Curbside Pickup service offerings, and has postponed approximately $150 million in planned capital expenditures, including some store remodels.
During the three months ended May 30, 2020, the Company opened a total of two new stores and closed 21 stores. The Company plans to continue to actively manage its real estate portfolio in order to permit store sizes, layouts, locations and offerings to evolve over time to optimize market profitability and will renovate or reposition stores within markets when appropriate. Over the past several years, the Company’s pace of its store openings has slowed, and the Company has increased the number of store closings. The Company has approximately 200 store leases that are up for renewal in the remainder of 2020, which provide opportunity to evaluate additional store closures and relocations. As part of the Company's ongoing business transformation, on July 6, 2020, the Board of Directors of the Company approved the planned closure of approximately 200 mostly Bed Bath & Beyond stores over the next two years as part of the Company's real estate optimization program. Some portion of these stores may include stores for which leases are up for renewal in the remainder of 2020.
During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. During the three months ended May 30, 2020 and June 1, 2019, total cash dividends of $21.2 million and $21.9 million were paid, respectively. In March 2020, the Company suspended its future quarterly declarations of cash dividends as a result of the COVID-19 pandemic. Any future quarterly cash dividend payments on its common stock will be subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors, including the restrictions on the payment of dividends under the secured asset-based revolving credit facility (see “Subsequent Events,” Note 19).
During the three months ended May 30, 2020, the Company repurchased approximately 0.5 million shares of its common stock to cover employee related taxes withheld on vested restricted stock, restricted stock units and performance stock unit awards, at a total cost of approximately $2.5 million. During the three months ended June 1, 2019, the Company repurchased approximately 5.3 million shares of its common stock at a total cost of approximately $81.5 million. Decisions regarding share repurchases are within the discretion of the Board of Directors, and will be influenced by a number of factors, including the price of the Company’s common stock, general business and economic conditions, the Company’s financial condition and operating results, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. The Company’s share repurchase program could change, and would be influenced by several factors, including business and market conditions, such as the impact of the COVID-19 pandemic on the Company’s stock price. The Company reviews its alternatives with respect to its capital structure on an ongoing basis. The Company postponed its plans for share repurchases as a result of the COVID-19 pandemic. Any future share repurchases will be subject to the determination of the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors, including the restrictions on share repurchases under the secured asset-based revolving credit facility (See “Subsequent Events,” Note 19).

Results of Operations
Net Sales
Net sales for the three months ended May 30, 2020 were $1.307 billion, a decrease of $1.266 billion or approximately 49%, compared to $2.573 billion of net sales for the corresponding quarter last year. The decrease in net sales for the three months ended May 30, 2020 was primarily due to the temporary nationwide closure of the majority of the Company’s stores during the first quarter of fiscal 2020 due to the COVID-19 pandemic. For the first quarter of fiscal 2020, as compared to the corresponding quarter last year, net sales consummated through digital channels increased approximately 82% and net sales consummated in-store declined approximately 77%. As noted above, the majority of the Company's stores were closed beginning March 23, 2020 and remained closed as of May 30, 2020, except for most stand-alone Baby and Harmon store locations, which remained open during such period, subject to state and local regulations. Net sales consummated through digital channels represented approximately two-thirds of the Company's fiscal 2020 first quarter net sales. For the first quarter of fiscal 2020, net sales from Baby contributed approximately 20% of the Company's net sales.

As result of the extended closures of the majority of the Company’s stores due to the COVID-19 pandemic and the Company’s policy of excluding extended store closures from its comparable sales calculation, the Company believes that comparable sales are not a meaningful metric for the three months ended May 30, 2020. The Company will continue to reevaluate its comparable sales during future reporting periods as stores reopen.

The Company’s comparable sales metric considers sales consummated through all retail channels – in-store, online, with a mobile device or through a customer contact center. The Company’s omnichannel environment allows its customers to use more than one channel when making a purchase. The Company believes in an integrated and seamless customer experience. A few examples are: a customer may be assisted by an in-store associate to create a wedding or baby registry, while the guests may ultimately purchase a gift from the Company’s websites; or a customer may research a particular item, and read other customer reviews on the Company’s websites before visiting a store to consummate the actual purchase; or a customer may reserve an item online for in-store pick up; or while in a store, a customer may make the purchase on a mobile device for in home delivery from either a distribution facility, a store or directly from a vendor. In addition, the Company accepts returns in-store without regard to the channel in which the purchase was consummated, therefore resulting in reducing store sales by sales originally consummated through customer facing digital channels. As the Company’s retail operations are integrated and it cannot reasonably track the channel in which the ultimate sale is initiated, the Company can however, provide directional information on where the sale was consummated.

Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 30.6% and 69.4% of net sales, respectively, for the three months ended May 30, 2020, and approximately 35.6% and 64.4% of net sales, respectively, for the three months ended June 1, 2019.

Gross Profit

Gross profit for the three months ended May 30, 2020 was $348.5 million, or 26.7% of net sales, compared with $887.2 million, or 34.5% of net sales, for the three months ended June 1, 2019. In order of magnitude, the decrease in the gross profit margin as a percentage of net sales for the three months ended May 30, 2020 was primarily attributed to an increase in net direct-to-customer shipping expense and a decrease in merchandise margin.

The Company’s cost of sales includes cost of merchandise, buying costs and costs of the Company’s distribution network, including inbound freight charges, distribution facility costs, receiving costs, internal transfer costs and shipping and handling costs. For the three months ended May 30, 2020, the Company reevaluated the costs included in cost of sales as it continues its focus on its digital and omni fulfillment capabilities, including the introduction of BOPIS and contactless Curbside Pickup services. The reevaluation of the costs included in cost of sales favorably impacted the change in gross profit margin as a percentage of net sales by 300 basis points, and this impact was also in part driven by the significant reduction in net sales due to the temporary nationwide closure of the majority of the Company’s stores during the fiscal first quarter of 2020 due to the COVID-19 pandemic. This favorable impact was fully offset by a corresponding unfavorable impact in the change in SG&A as a percentage of net sales and resulted in no net impact to the consolidated statement of operations.

Selling, General and Administrative Expenses

SG&A for the three months ended May 30, 2020 was $724.2 million, or 55.4% of net sales, compared with $892.8 million, or 34.7% of net sales, for the three months ended June 1, 2019. The increase in SG&A, as a percentage of net sales was primarily attributable to, in order of magnitude: increases in rent and occupancy costs, technology-related expenses including depreciation, and payroll and payroll-related expenses (primarily for salaried employees). Fixed costs, such as occupancy and technology-related expenses, including depreciation, as a percentage of net sales were impacted by the lower sales base in the first quarter of fiscal 2020.

Goodwill and other impairments

Goodwill and other impairments for the three months ended May 30, 2020 was $85.3 million, or 6.5% of net sales, compared with $401.3 million, or 15.6% of net sales, for the three months ended June 1, 2019. For the three months ended May 30, 2020, the Company recorded impairment charges of $80.4 million relating to certain store-level assets, including leasehold improvements and operating lease assets, and tradename impairments of $5.5 million. For the three months ended June 1, 2019, the Company recorded goodwill impairments of $391.1 million, which were primarily resulting from a sustained decline in the Company’s market capitalization, and tradename impairments of $10.2 million.

Operating Loss
Operating loss for the three months ended May 30, 2020 was $460.9 million, or 35.3% of net sales, compared with operating loss of $406.8 million, or 15.8% of net sales, during the comparable period last year. The unfavorable change in operating loss as a percentage of net sales was the result of the reduction in net sales primarily due to the temporary nationwide closure of the majority of the Company’s stores during the first quarter of fiscal 2020 due to COVID-19, the reduction of gross profit margin and the increases in SG&A as a percentage of net sales, partially offset by lower goodwill and other impairments, as described above.
Interest Expense, net
Interest expense, net for the three months ended May 30, 2020 was $17.2 million, compared with $15.9 million for the three months ended June 1, 2019. For the three months ended May 30, 2020 and June 1, 2019, interest expense, net primarily related to interest on the senior unsecured notes issued by the Company in July 2014.
Income Taxes
The effective tax rate for the three months ended May 30, 2020 was 36.8%, compared with 12.2% for the three months ended June 1, 2019. For the three months ended May 30, 2020, the effective tax rate includes the impact of impairment charges for leasehold improvements and lease assets, a $43.0 million benefit related to fiscal 2019 net operating loss carry-back under the CARES Act, and other discrete tax items resulting in net after tax costs. For the three months ended June 1, 2019, the effective tax rate reflected the impact of charges for goodwill and other impairments and severance costs, portions of which are non-deductible for tax purposes, and other discrete tax items resulting in net after tax costs of approximately $12.5 million.
Potential volatility in the effective tax rate from year to year may occur as the Company is required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.
Net Loss
As a result of the factors described above, net loss for the three months ended May 30, 2020 was $302.3 million, compared with net loss of $371.1 million for the corresponding period in fiscal 2019.

Transformation
The Company is executing on a comprehensive plan to transform its business and position the Company for long-term success under the leadership of its new President and CEO Mark Tritton, who joined the Company on November 4, 2019. Mr. Tritton has been assessing the operations, portfolio, capabilities and culture of the Company and is developing and implementing the initial stages of a strategic plan designed to re-establish the Company’s leading position as the preferred omnichannel home destination, grounded in five key pillars: Product, Price, Promise, Place and People. With these five pillars as its framework, and a singular purpose to make it easy for customers to feel at home, the Company is embracing a commitment to build and manage a modern, durable omnichannel model.
Early actions include the extensive restructure of the Company’s leadership team. Interim leaders were appointed in merchandising, digital, marketing, owned brands and legal. During the three months ended May 30, 2020, the Company announced the hiring of a new leadership team, consisting of the following:

•	On March 4, 2020, Joe Hartsig joined the Company as Executive Vice President, Chief Merchandising Officer of the Company and President of Harmon Stores Inc.;

•	On May 4, 2020, Gustavo Arnal joined the Company as Executive Vice President, Chief Financial Officer and Treasurer of the Company;

•	On May 11, 2020, Rafeh Masood joined the Company as Executive Vice President, Chief Digital Officer;

•	On May 11, 2020, Gregg Melnick assumed the role of Executive Vice President, Chief Stores Officer. Previously, Mr. Melnick served as the Company’s interim Chief Digital Officer;

•	On May 18, 2020, John Hartmann joined the Company as Chief Operating Officer of the Company and President, buybuy BABY;

•	On May 18, 2020, Arlene Hong joined the Company as Executive Vice President, Chief Legal Officer and Corporate Secretary; and

•	On May 26, 2020, Cindy Davis joined the Company as Executive Vice President, Chief Brand Officer of the Company and President, Decorist.

As part of the Company's ongoing business transformation, on July 6, 2020, the Board of Directors of the Company approved the planned closure of approximately 200 mostly Bed Bath & Beyond stores over the next two years as part of the Company's real estate optimization program. At this initial stage of the program, a reasonable estimate of the amount or range of amounts expected to be incurred in connection with these restructuring activities, both with respect to each major type of cost associated therewith and with respect to the total cost or estimated range of total cost, or an estimate of the amount or range of amounts that will result in future cash expenditures, cannot be made at this time.

Liquidity and Capital Resources

The Company has been able to finance its operations, including its growth and acquisitions, substantially through internally generated funds. During the three months ended May 30, 2020, the Company elected to draw down the remaining $236.4 million of available funds under its $250 million revolving credit facility (the “Revolver”). Such amount, together with approximately $13.6 million in face amount letters of credit issued and outstanding under the Revolver, was subsequently refinanced as a result of the Company entering into a $850 million secured asset-based revolving credit facility (the “ABL Facility”) with various lenders maturing June 19, 2023 to provide additional liquidity. The Company’s ability to borrow under the ABL Facility is based upon a specified borrowing base consisting of a percentage of the Company’s eligible inventory and credit card receivables as defined in the ABL Facility, net of applicable reserves.

The Company ended the first quarter of fiscal 2020 in a strong cash position, which it currently anticipates maintaining, to provide the Company the flexibility to fund its ongoing initiatives and act upon other opportunities that may arise. As of May 30, 2020, the Company had approximately $1.170 billion in cash and investment securities, a decrease of approximately $236.0 million compared with February 29, 2020. For fiscal 2020, the Company believes that it can continue to finance its operations through existing and internally generated funds. In addition, if necessary, the Company could increase borrowings under its ABL Facility, subject to customary conditions, including there being no default, the accuracy of representations and warranties, and borrowing base availability. The ABL Facility contains an anti-cash hoarding provision which limits the availability of loans under the credit facility to $600 million (plus the amount of any incremental first-in-last-out loans) if, after giving effect to any borrowing and the application of proceeds thereof, the Company has greater than $100 million in unrestricted cash or cash equivalents in the aggregate as of the date of such borrowing. In addition, as a result of the COVID-19 pandemic, for fiscal 2020, the Company has and continues to take measures to preserve its liquidity, including the postponement of its share repurchase program and the suspension of the payment of future dividends and prior plans for debt reduction; postponement of approximately $150 million in capital expenditures and, among other things, renegotiating payment terms for goods, services and rent, managing to lower inventory levels, and reducing discretionary spend such as business travel, advertising and expense associated with the maintenance of stores that are temporarily closed. Similar to other retailers, the Company has withheld portions of and/or delayed payments to certain of its business partners as the Company seeks to renegotiate payment terms, in order to further maintain liquidity given the temporary store closures. There can be no assurance that the Company will be able to successfully renegotiate payment terms with all such business partners, and the ultimate outcome of these activities including the responses of business partners are not yet known. Capital expenditures for fiscal 2020 are modeled to be $250 million related to essential capital expenditures to drive strategic growth plans, including investments in digital and BOPIS. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis. As indicated above, the Company began store closures during the first quarter of fiscal 2020. The majority of the Company’s stores were temporarily closed as of May 30, 2020 and subsequently, the Company began its measured approach to re-opening its store. To the extent remaining store closures persist for an extended period of time, the Company’s liquidity may be negatively impacted.

Fiscal 2020 compared to Fiscal 2019

Net cash used in operating activities for the three months ended May 30, 2020 was $394.6 million, compared with net cash provided by operating activities of $90.1 million in the corresponding period in fiscal 2019. Year over year, the Company experienced an increase in its net loss, as adjusted for non-cash expenses (primarily goodwill and other impairments) and an increase in the cash used by net components of working capital (primarily merchandise inventories and other current assets, partially offset by operating lease assets and liabilities, net).

Retail inventory, which includes inventory in the Company’s distribution facilities for direct to customer shipments, was approximately $2.2 billion at May 30, 2020, an increase of 7.0% compared to retail inventory at February 29, 2020. The Company continues to focus on its inventory optimization strategies.

Net cash provided by investing activities for the three months ended May 30, 2020 was $314.6 million, compared with $217.6 million in the corresponding period of fiscal 2019. For the three months ended May 30, 2020, net cash provided by investing activities was primarily due to $357.0 million of redemptions of investment securities, partially offset by $42.4 million of capital expenditures. For the three months ended June 1, 2019, net cash provided by investing activities was primarily due to $286.0 million of redemptions of investment securities, net of purchases, partially offset by $68.4 million of capital expenditures.

Net cash provided by financing activities for the three months ended May 30, 2020 was $212.7 million, compared with net cash used in financing activities of $103.4 million in the corresponding period of fiscal 2019. The increase in net cash provided by financing activities was primarily due to the $236.4 million of borrowings under the Revolver offset by a decrease in common stock repurchases of $79.0 million.

Seasonality

The Company’s business is subject to seasonal influences. Generally, its sales volumes are higher in the calendar months of August, November and December, and lower in February.

Critical Accounting Policies

See "Critical Accounting Policies" under Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2020 ("2019 Form 10-K"), filed with the Securities and Exchange Commission (“SEC”) and incorporated by reference herein.

Forward-Looking Statements

This Form 10-Q may contain forward-looking statements, including, but not limited to, the Company’s progress and anticipated progress towards its long-term objectives and the success of its plans in response to the novel coronavirus (COVID-19), as well as the status of its future liquidity and financial condition and potential impact and success of its strategic restructuring program. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, goal, and similar words and phrases, although the absence of those words does not necessarily mean that statements are not forward-looking. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment; risks associated with COVID-19 and the governmental responses to it, including its impacts across the Company’s businesses on demand and operations, as well as on the operations of the Company’s suppliers and other business partners, and the effectiveness of the Company’s actions taken in response to these risks; consumer preferences, spending habits and adoption of new technologies; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; civil disturbances and terrorist acts; unusual weather patterns and natural disasters; competition from existing and potential competitors across all channels; pricing pressures; liquidity; the ability to achieve anticipated cost savings, and to not exceed anticipated costs, associated with organizational changes and investments, including the Company's strategic restructuring program; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise and other costs and expenses; potential supply chain disruption due to trade restrictions, and other factors such as natural disasters, such as pandemics, including the COVID-19 pandemic, political instability, labor disturbances, product recalls, financial or operational instability of suppliers or carriers, and other items; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s plans for new stores; the ability to establish and profitably maintain the appropriate mix of digital and physical presence in the markets it serves; the ability to assess and implement technologies in support of the Company’s development of its omnichannel capabilities; the ability to effectively and timely adjust the Company’s plans in the face of the rapidly changing retail and economic environment, including in response to the COVID-19 pandemic; uncertainty in financial markets; volatility in the price of the Company’s common stock and its effect, and the effect of other factors, including the COVID-19 pandemic, on the Company’s capital allocation strategy; risks associated with the ability to achieve a successful outcome for its business concepts and to otherwise achieve its business strategies; the impact of intangible asset and other impairments; disruptions to the Company’s information technology systems including but not limited to security breaches of systems protecting consumer and employee information or other types of cybercrimes or cybersecurity attacks; reputational risk arising from challenges to the Company’s or a third party product or service supplier’s compliance with various laws, regulations or standards, including those related to labor, health, safety, privacy or the environment; reputational risk arising from third-party merchandise or service vendor performance in direct home delivery or assembly of product for customers; changes to statutory, regulatory and legal requirements, including without limitation proposed changes affecting international trade; changes to, or new, tax laws or interpretation of existing tax laws; new, or developments in existing, litigation, claims or assessments; changes to, or new, accounting standards; and foreign currency exchange rate fluctuations. The Company does not undertake any obligation to update its forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at May 30, 2020 are similar to those disclosed in Item 7A of the Company’s 2019 Form 10-K.

As of May 30, 2020, the Company’s investments include cash and cash equivalents of approximately $1.121 billion, short-term investment securities of $29.5 million and long term investments in auction rate securities of approximately $19.8 million at weighted average interest rates of 0.06%, 1.50% and 0.30%, respectively. The book value of these investments is representative of their fair values.

The Company’s senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of May 30, 2020, the fair value of the senior unsecured notes was $832.9 million, which is based on quoted prices in active markets for identical instruments, compared to the carrying value of approximately $1.495 billion.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management, with the participation of its Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of May 30, 2020 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A putative securities class action was filed on April 14, 2020 against the Company and three of its officers and/or directors (Mark Tritton, Mary Winston (the Company’s former Interim Chief Executive Officer) and Robyn D’Elia (the Company’s former Chief Financial Officer and Treasurer)) in the United States District Court for the District of New Jersey.  The case, which is captioned Vitiello v. Bed Bath & Beyond Inc., et al., Case No. 2:20-cv-04240-MCA-MAH, asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company’s securities from October 2, 2019 through February 11, 2020.  The Complaint alleges that certain of the Company’s disclosures about financial performance and certain other public statements during the putative class period were materially false or misleading. A similar putative securities class action, asserting the same claims on behalf of the same putative class against the same defendants, was filed on April 30, 2020. That case, captioned Kirkland v. Bed Bath & Beyond Inc., et al., Case No. 1:20-cv-05339-MCA-MAH, is also pending in the United States District Court for the District of New Jersey.

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

The District Attorney's office for the County of Ventura, together with District Attorneys for other counties in California (together, the “District Attorneys"), recently concluded an investigation regarding the management and disposal at the Company’s stores in California of certain materials that may be deemed hazardous or universal waste under California law. On March 19, 2019, the District Attorneys provided the Company with a settlement demand that included a proposed civil penalty, reimbursement of investigation costs, and certain injunctive relief, including modifications to the Company’s existing compliance program, which already includes associate training, on-going review of disposal rules applicable to various product categories, and specialized third-party disposal. During the three months ended May 30, 2020, the Company and the District Attorneys agreed on a settlement payment of approximately $1.5 million to resolve the matter. The Company has also agreed to spend $171,000 over the next 36 months on refinements to its compliance program.  The Company has executed a Stipulated Judgment to this effect and expects it to be executed by the District Attorneys and filed with the court in the near term. As of May 30, 2020 and February 29, 2020, the Company had recorded an accrual for the estimated probable loss for this matter.

While no assurance can be given as to the ultimate outcome of these matters, the Company does not believe that the final resolution will have a material adverse effect on the Company’s consolidated financial position, results or liquidity. The Company is party to various legal proceedings arising in the ordinary course of business, which the Company does not believe to be material to the Company’s consolidated financial position, results of operations or liquidity.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, carefully consider the factors discussed under "Risk Factors" in the Company’s 2019 Form 10-K as filed with the Securities and Exchange Commission. Certain factors have also been updated below. These risks could materially adversely affect the Company’s business, financial condition and results of operations. These risks are not the only risks the Company faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company or by factors that the Company currently considers immaterial to its business.

General economic factors beyond the Company’s control, including the impact of COVID-19, and changes in the economic climate could affect, and have adversely affected, the Company’s performance.

General economic factors that are beyond the Company’s control could impact the Company’s forecasts and actual performance. These factors include housing markets, recession, inflation, deflation, consumer credit availability, consumer debt levels, fuel and energy costs, interest rates, tax rates and policy, unemployment trends, the impact of natural disasters, such as pandemics, civil disturbances and terrorist activities, foreign currency exchange rate fluctuations, conditions affecting the retail environment for products sold by the Company and other matters that influence consumer spending. Changes in the economic climate and the COVID-19 pandemic have adversely affected, and could continue to adversely affect, the Company’s performance and results of operations, and could impact the Company’s financial condition.

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. In an effort to slow the spread of COVID-19, national and local governments across areas in which the Company operates stores have enacted various measures including travel restrictions or bans, restrictions on events and gatherings, and various other “social distancing” recommendations. In response to the outbreak, the Company temporarily closed all retail store locations as of March 23, 2020 (other than buybuy BABY and Harmon Face Values stores). On May 8, 2020, the Company announced a phased approach to fully re-open a number of stores, subject to state and local regulations, and on May 22, 2020, the Company announced its plan to re-open additional stores as part of the phased approach to re-opening stores across North America, subject to state and local regulations. While the Company continues its measured approach to re-opening stores, the Company expects nearly all stores to re-open during July 2020, subject to state and local regulations. Despite the gradual re-opening of stores, the extent and overall duration of the crisis, the possibility of a resurgence of the virus or of a second wave, and the temporary store closures remains uncertain and the overall impact may result in the recording of additional non-cash impairment charges. In future periods, the Company may be impacted by reduced store traffic and consumer spending due to, among other things, significant continued unemployment and consumer anxiety regarding concerns with shopping in physical stores and about the future state of the economy. The COVID-19 pandemic and the associated governmental responses to it have already impacted, and are expected to continue to impact at least during the pendency of the pandemic, the Company’s business and customer demand, as well as its financial results and liquidity.

The impacts and potential impacts from the COVID-19 pandemic that could directly or indirectly materially impact the Company’s results of operations, liquidity or financial condition may also include, but are not limited to:

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

•
Potential impact on the Company’s ability to meet its obligations to business partners, including under its secured asset-based revolving credit facility (the "ABL Facility"), which contains a minimum fixed charge ratio, customary representations, warranties and affirmative covenants, and its current lease obligations. The Company has and continues to renegotiate payment terms for goods, services and rent. Similar to other retailers, the Company has also withheld portions of and/or delayed payments to certain of its business partners as the Company negotiates revisions to its payment terms, in order to further maintain liquidity given the temporary store closures. There can be no assurance that the Company will be able to successfully renegotiate payment terms with such business partners, and the ultimate outcome of these activities including the responses of all business partners are not yet known;

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

The Company has incurred indebtedness under senior unsecured notes and has entered into the ABL Facility. The Company’s ability to pay interest and principal when due, comply with debt covenants or repurchase the senior unsecured notes if a change of control occurs, will depend upon, among other things, sales and cash flow levels and other factors that affect its future financial and operating performance, including prevailing economic conditions and financial and business factors, many of which are beyond the Company’s control. Given the current economic environment, the pendency of the COVID-19 pandemic, and the temporary closure of a substantial majority of the Company’s stores, for example, the Company may be unable to maintain compliance with the minimum fixed charge coverage ratio covenant under the ABL Facility in future periods, to the extent the covenant is applicable under the terms of the ABL Facility, which would result in an event of default under the ABL Facility and could, at the direction of the requisite lenders, result in the acceleration of the obligation to repay the outstanding amounts thereunder if not waived by the applicable lenders.

If the Company becomes unable in the future to generate sufficient cash flow to meet its debt service requirements, it may be forced to take remedial actions such as restructuring or refinancing its debt; seeking additional debt or equity capital; reducing or delaying its business activities, or selling assets. There can be no assurance that any such measures would be successful.

There are risks associated with the Company's real estate optimization strategies, pursuant to which the Company plans to close approximately 200 mostly Bed Bath & Beyond stores over the next two years.

As part of the Company's ongoing business transformation, on July 6, 2020, the Board of Directors of the Company approved the planned closure of approximately 200 mostly Bed Bath & Beyond stores over the next two years as part of the Company's real estate optimization program.   In connection with this program, the Company expects to incur one-time costs, including contract termination costs, employee-related costs, professional fees and non-cash impairment charges, which cannot reasonably be estimated at this time.  The Company may not be able to complete the planned store closures in the timeframe, on the terms or in the manner it expects.  In addition, the announced program involves numerous risks, including, without limitation, the diversion of the Company's attention from the its businesses and operations.  If these or other factors impair its ability to successfully implement the program, the Company may not be able to realize the anticipated benefits of the program, which may adversely affect the Company’s financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of fiscal 2020 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly or Announced Plans Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 1, 2020 - March 28, 2020	3,000	$7.70	3,000	$1,236,545,450
March 29, 2020 - April 25, 2020	150,500	$4.33	150,500	$1,235,894,152
April 26, 2020 - May 30, 2020	302,800	$6.15	302,800	$1,234,031,388
Total	456,300	$5.56	456,300	$1,234,031,388

(1) Between December 2004 and September 2015, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $11.950 billion of its shares of common stock. The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. Shares purchased, as indicated in this table, consist of shares withheld to cover employee related taxes on vested restricted shares, restricted stock units and performance stock unit awards. The Company has postponed its plans for share repurchases to help preserve liquidity as a result of the COVID-19 pandemic. The Company’s share repurchase program could change, and any future share repurchases will be subject to the determination of the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business and market conditions and other factors, including the restrictions on share repurchases under the Company’s secured asset-based revolving credit facility.

Item 6. Exhibits

The exhibits to this Report are included herein.

Exhibit No.	Exhibit

10.1*	Employment Agreement between the Company and John Hartmann (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 21, 2020)

10.2*	Employment Agreement between the Company and Gustavo Arnal (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 30, 2020)

10.3* **	Make-Whole Restricted Stock Unit Agreement between the Company and John Hartmann

10.4* **	Sign-On Restricted Stock Unit Agreement between the Company and Gustavo Arnal

31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page of Bed Bath & Beyond Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 30, 2020, formatted in Inline XBRL (included within Exhibit 101 attachments)
________________

*	This is a management contract or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: July 8, 2020	By:	/s/ Gustavo Arnal
Gustavo Arnal
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)