Form 10-Q
period 2020-08-29
BED BATH & BEYOND INC
filed 2020-10-01
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 29, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Number of shares outstanding of the issuer's Common Stock:

Class	Outstanding at August 29, 2020
Common Stock - $0.01 par value	126,008,219

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	August 29, 2020	February 29, 2020
Assets
Current assets:
Cash and cash equivalents	$1,441,845	$1,000,340
Short term investment securities	—	385,642
Merchandise inventories	2,052,041	2,093,869
Prepaid expenses and other current assets	249,672	248,342
Assets held-for-sale	—	98,092
Total current assets	3,743,558	3,826,285
Long term investment securities	19,893	20,380
Property and equipment, net	1,295,967	1,430,604
Operating lease assets	1,913,719	2,006,966
Other assets	465,963	506,280
Total assets	$7,439,100	$7,790,515

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,028,730	$944,194
Accrued expenses and other current liabilities	686,004	675,776
Merchandise credit and gift card liabilities	322,859	340,407
Current operating lease liabilities	464,946	463,005
Liabilities related to assets held-for-sale	—	43,144
Total current liabilities	2,502,539	2,466,526
Other liabilities	206,221	204,926
Operating lease liabilities	1,799,504	1,818,783
Income taxes payable	43,660	46,945
Long term debt	1,190,168	1,488,400
Total liabilities	5,742,092	6,025,580

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—
Common stock - $0.01 par value; authorized - 900,000 shares; issued 343,676 and 343,683, respectively; outstanding 126,008 and 126,528 shares, respectively	3,436	3,436
Additional paid-in capital	2,183,564	2,167,337
Retained earnings	10,290,896	10,374,826
Treasury stock, at cost; 217,668 and 217,155 shares, respectively	(10,718,789)	(10,715,755)
Accumulated other comprehensive loss	(62,099)	(64,909)

Total shareholders' equity	1,697,008	1,764,935

Total liabilities and shareholders' equity	$7,439,100	$7,790,515
 See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	August 29, 2020	August 31, 2019	August 29, 2020	August 31, 2019

Net sales	$2,687,968	$2,719,447	$3,995,415	$5,292,436

Cost of sales	1,700,431	1,992,459	2,659,389	3,678,269

Gross profit	987,537	726,988	1,336,026	1,614,167

Selling, general and administrative expenses	850,218	880,889	1,574,375	1,773,643

Goodwill and other impairments	29,176	28,357	114,437	429,624

Restructuring and transformation initiative costs	27,128	—	27,128	—

Gain on sale of business	(189,528)	—	(189,528)	—

Operating profit (loss)	270,543	(182,258)	(190,386)	(589,100)

Interest expense, net	23,371	16,342	40,542	32,240

Gain on extinguishment of debt	(77,038)	—	(77,038)	—

Earnings (loss) before provision for income taxes	324,210	(198,600)	(153,890)	(621,340)

Provision (benefit) for income taxes	106,310	(59,835)	(69,499)	(111,490)

Net earnings (loss)	$217,900	$(138,765)	$(84,391)	$(509,850)

Net earnings (loss) per share - Basic	$1.76	$(1.12)	$(0.68)	$(4.06)
Net earnings (loss) per share - Diluted	$1.75	$(1.12)	$(0.68)	$(4.06)

Weighted average shares outstanding - Basic	124,146	123,349	123,922	125,481
Weighted average shares outstanding - Diluted	124,211	123,349	123,922	125,481

Dividends declared per share	$—	$0.17	$—	$0.34

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	August 29, 2020	August 31, 2019	August 29, 2020	August 31, 2019

Net income (loss)	$217,900	$(138,765)	$(84,391)	$(509,850)

Other comprehensive income (loss):
Change in temporary impairment of auction rate securities, net of taxes	(44)	(116)	(612)	377
Pension adjustment, net of taxes	313	666	9	639
Currency translation adjustment	9,449	3,306	3,413	(327)
Other comprehensive income	9,718	3,856	2,810	689

Comprehensive income (loss)	$227,618	$(134,909)	$(81,581)	$(509,161)

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(in thousands, unaudited)

	Three Months Ended August 29, 2020
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at May 30, 2020	343,918	$3,439	$2,175,225	$10,072,535	(217,611)	$(10,718,292)	$(71,817)	$1,461,090
Net earnings				217,900				217,900
Other comprehensive income, net of tax							9,718	9,718
Dividend forfeited				461				461
Forfeiture of restricted shares, net	(242)	(3)	3					—
Payment and vesting of performance stock units	—	—	—					—
Stock-based compensation expense, net			8,336					8,336
Repurchase of common stock, including fees					(57)	(497)		(497)
Balance at August 29, 2020	343,676	$3,436	$2,183,564	$10,290,896	(217,668)	$(10,718,789)	$(62,099)	$1,697,008

	Six Months Ended August 29, 2020
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at February 29, 2020	343,683	$3,436	$2,167,337	$10,374,826	(217,155)	$(10,715,755)	$(64,909)	$1,764,935
Net loss				(84,391)				(84,391)
Other comprehensive income, net of tax							2,810	2,810
Dividend forfeited				461				461
Forfeiture of restricted shares, net	(350)	(4)	4					—
Payment and vesting of performance stock units	343	4	(4)					—
Stock-based compensation expense, net			16,227					16,227
Repurchase of common stock, including fees					(513)	(3,034)		(3,034)
Balance at August 29, 2020	343,676	$3,436	$2,183,564	$10,290,896	(217,668)	$(10,718,789)	$(62,099)	$1,697,008

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

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended
	August 29, 2020	August 31, 2019
Cash Flows from Operating Activities:
Net loss	$(84,391)	$(509,850)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	168,878	167,972
Goodwill and other impairments	114,437	429,624
Stock-based compensation	15,880	31,410
Deferred income taxes	22,732	(87,201)
Gain on sale of business	(189,528)	—
Gain on debt extinguishment	(77,038)	—
Other	(98)	(3,135)
Decrease (increase) in assets:
Merchandise inventories	46,022	283,884
Other current assets	613	(54,225)
Other assets	277	(1,262)
Increase (decrease) in liabilities:
Accounts payable	113,370	12,250
Accrued expenses and other current liabilities	25,609	(3,458)
Merchandise credit and gift card liabilities	(14,876)	1,829
Income taxes payable	(3,313)	(28,056)
Operating lease assets and liabilities, net	9,051	17,089
Other liabilities	1,233	(968)
Net cash provided by operating activities	148,858	255,903

Cash Flows from Investing Activities:
Purchases of held-to-maturity investment securities	—	(57,000)
Redemption of held-to-maturity investment securities	386,500	545,000
Net proceeds from sale of business	244,782	—
Capital expenditures	(79,321)	(125,210)
Net cash provided by investing activities	551,961	362,790

Cash Flows from Financing Activities:
Payment of dividends	(22,970)	(43,373)
Repayments of long-term debt	(457,827)	—
Repurchase of common stock, including fees	(3,034)	(97,967)
Borrowing of long-term debt	236,400	—
Payment of deferred financing fees	(7,690)	—
Net cash used in financing activities	(255,121)	(141,340)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,924	(167)

Net increase in cash, cash equivalents and restricted cash, including cash balances classified as assets held-for-sale	447,622	477,186
Change in cash balances classified as held-for-sale	4,815	—
Net increase in cash, cash equivalents and restricted cash	452,437	477,186

Cash, cash equivalents and restricted cash:
Beginning of period	1,023,650	529,971
End of period	$1,476,087	$1,007,157
See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1)	Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of August 29, 2020 and February 29, 2020 and the results of its operations, shareholders' equity, and comprehensive (loss) income for the three and six months ended August 29, 2020 and August 31, 2019, respectively, and its cash flows for the six months ended August 29, 2020 and August 31, 2019, respectively.

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

The Company accounts for its operations as two operating segments: North American Retail and Institutional Sales. The Institutional Sales operating segment, which is comprised of Linen Holdings, does not meet the quantitative thresholds under GAAP and therefore is not a reportable segment. Net sales outside of the U.S. for the Company were not material for the three and six months ended August 29, 2020 and August 31, 2019. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

2) Impact of COVID - 19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. That same month, as a result of the COVID-19 pandemic, the Company began to temporarily close certain store locations that did not have a health and personal care department, and as of March 23, 2020, all retail banner stores across the U.S. and Canada were temporarily closed except for most stand-alone buybuy BABY and Harmon stores, subject to state and local regulations. In May 2020, the Company announced a phased approach to re-open its stores across North America, subject to state and local regulations. As of July 2020, nearly all of the Company's stores re-opened, in accordance with state and local regulations. In addition, the Company has expanded its recently rolled out Buy-Online-Pick-Up-In-Store (“BOPIS”) and contactless Curbside Pickup services to cover most of its stores.

The consequences of the pandemic and impact to the economy continue to evolve and the full extent of the impact is uncertain as of the date of this filing. To date, the pandemic has materially disrupted the operations of the Company and has resulted in the recording of additional non-cash impairment charges. The Company has proactively taken steps to strengthen its financial position and liquidity, including, among other things: (i) renegotiating payment terms for goods, services and rent, managing to lower inventory levels, and reducing discretionary spending such as business travel, advertising and expenses associated with the maintenance of stores that were temporarily closed; (ii) deferring other previously planned capital expenditures; (iii) postponing its plans for share repurchases and suspending dividends; and (iv) prioritizing spending on essential capital expenditures to drive strategic growth plans, including investments in digital, BOPIS and contactless Curbside Pickup services.

In some instances, the renegotiations of lease terms have led to agreements with landlords for rent abatements or rental deferrals. Total payments withheld and/or delayed or deferred as of August 29, 2020 were approximately $50.6 million and are included in current lease liabilities. Additional negotiations of payment terms are still in process, and there can be no assurance that the Company will be able to successfully renegotiate payment terms with its business partners, and the ultimate outcomes of these activities, including the responses of certain business partners, are not yet known. The COVID-19 pandemic has materially adversely impacted the Company’s results of operations and cash flows for its first half of fiscal 2020, and it could continue to impact results of operations and cash flows, as well as the Company’s financial condition. Given the uncertainty regarding the spread of this virus and the timing of the economic recovery, the ultimate financial impact cannot be reasonably predicted or estimated at this time.

Further, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the United States. The CARES Act is an emergency economic aid package to help mitigate the impact of the COVID-19 pandemic. Among other things, the CARES Act provides certain changes to tax laws, which may impact the Company’s results of operations, financial position and cash flows. The Company is currently implementing certain provisions of the CARES Act, such as deferring employer payroll taxes and utilizing the ability to carry back and deduct losses to offset prior income in previously filed tax returns. As of August 29, 2020, the Company has deferred $19.8 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. During the first quarter of fiscal 2020, the Company recorded an additional $43.0 million benefit as a result of the fiscal 2019 net operating losses that can now be carried back to prior years during which the federal tax rate was 35% under the CARES Act. In addition, during the three months and six months ended August 29, 2020, the Company recorded credits of $4.4 million and $27.3 million, respectively, as an offset to selling, general and administrative expenses as a result of the employee retention credits made available under the CARES Act for U.S. employees and under the Canada Emergency Wage Subsidy for Canadian employees.

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

Revenues from gift cards, gift certificates and merchandise credits are recognized when redeemed. Gift cards have no provisions for reduction in the value of unused card balances over defined time periods and have no expiration dates. For the six months ended August 29, 2020, the Company recognized net sales for gift card and merchandise credit redemptions of approximately $60.6 million, which were included in merchandise credit and gift card liabilities on the consolidated balance sheet as of February 29, 2020.

Sales returns are provided for in the period that the related sales are recorded based on historical experience. Although the estimate for sales returns has not varied materially from historical provisions, actual experience could vary from historical experience in the future if the level of sales return activity changes materially. In the future, if the Company concludes that an adjustment is required due to material changes in the returns activity, the liability for estimated returns and the corresponding right of return asset will be adjusted accordingly. As of August 29, 2020 and February 29, 2020, the Company recorded a liability for estimated returns of $57.5 million and $71.6 million, respectively, within accrued expenses and other current liabilities, and the corresponding right of return asset for merchandise of $34.3 million and $42.5 million, respectively, within prepaid expenses and other current assets.

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 37.5% and 62.5% of net sales, respectively, for the three months ended August 29, 2020, and approximately 38.7% and 61.3% of net sales, respectively, for the three months ended August 31, 2019. Sales of domestics merchandise and home furnishings accounted for approximately 35.2% and 64.8% of net sales, respectively, for the six months ended August 29, 2020 and 37.2% and 62.8% of net sales, respectively, for the six months ended August 31, 2019.

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

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The book value of the Company's financial instruments, excluding long term debt, is representative of their fair values. The Company’s investment securities consist primarily of U.S. Treasury securities, which are stated at amortized cost and is based on quoted prices in active markets for identical instruments (Level 1 valuation). As of August 29, 2020 and February 29, 2020, the fair value of the Company’s long term debt was approximately $895.0 million and $1.126 billion, respectively, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.195 billion and $1.495 billion, respectively.

5) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $87.4 million and $79.7 million as of August 29, 2020 and February 29, 2020, respectively.

6) Investment Securities

The Company’s investment securities as of August 29, 2020 and February 29, 2020 are as follows:

(in millions)	August 29, 2020	February 29, 2020
Available-for-sale securities:
Long term	$19.8	$20.3

Held-to-maturity securities:
Short term	—	385.6
Total investment securities	$19.8	$405.9

Auction Rate Securities

As of August 29, 2020 and February 29, 2020, the Company’s long term available-for-sale investment securities represented approximately $20.3 million par value of auction rate securities consisting of preferred shares of closed end municipal bond funds, less temporary valuation adjustments of approximately $482,000 and $5,000, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings.

U.S. Treasury Securities

As of February 29, 2020, the Company’s short term held-to maturity securities included approximately $385.6 million of U.S. Treasury Bills with remaining maturities of less than one year. There were no short term held-to maturity securities as of August 29, 2020. These securities are stated at their amortized cost, which approximates fair value.

7) Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. In the three and six months ended August 29, 2020, the Company recorded $2.0 million and $82.4 million, respectively, of non-cash pre-tax impairment charges within goodwill and other impairments in the consolidated statement of operations for certain store-level assets, including leasehold improvements and operating lease assets. In the three and six months ended August 31, 2019, the Company recorded a $28.4 million non-cash pre-tax impairment charge within goodwill and other impairments for certain store level assets, including leasehold improvements and operating lease assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

8) Property and Equipment

As of August 29, 2020 and February 29, 2020, included in property and equipment, net is accumulated depreciation of approximately $2.1 billion and $2.0 billion, respectively.

9) Leases

The Company leases retail stores, distribution facilities, offices and equipment under agreements expiring at various dates through 2041. The leases provide for original lease terms that generally range from 10 to 15 years and most leases provide for a series of five year renewal options, often at increased rents, the exercise of which is at the Company’s sole discretion. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial for the three and six months ended August 29, 2020 and August 31, 2019), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

Similar to other retailers, during the six months ended August 29, 2020, the Company has withheld portions of and/or delayed payments to certain landlords as the Company seeks to renegotiate payment terms, in order to further maintain liquidity given the temporary store closures. In some instances, the renegotiations have led to agreements with landlords for rent abatements or rental deferrals. Total payments withheld and/or delayed or deferred as of August 29, 2020 were approximately $50.6 million and are included in current liabilities. Additional negotiations of payment terms are still in process.

In accordance with the Financial Accounting Standards Board’s recent Staff Q&A regarding rent concessions related to the effects of the COVID-19 pandemic, the Company has elected to account for the concessions agreed to by landlords that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee as though enforceable rights and obligations for those concessions existed in the original lease agreements and the Company has elected to not remeasure the related lease liabilities and right-of-use assets. For qualifying rent abatement concessions, the Company has recorded negative lease expense for the amount of the concession during the period of relief, and for qualifying deferrals of rental payments, the Company has recognized a non-interest bearing payable in lieu of recognizing a decrease in cash for the lease payment that would have been made based on the original terms of the lease agreement, which will be reduced when the deferred payment is made in the future. During the six months ended August 29, 2020, the Company recognized reduced rent expense of $4.4 million related to rent abatement concessions.

The components of total lease cost for the three and six months ended August 29, 2020 and August 31, 2019, were as follows:

(in thousands)	Statement of Operations Location	Three Months Ended		Six Months Ended
		August 29, 2020	August 31, 2019	August 29, 2020	August 31, 2019
Operating lease cost	Cost of sales and SG&A	$141,335	$143,773	$289,718	$287,673
Finance lease cost:
Depreciation of property	SG&A	129	648	777	1,296
Interest on lease liabilities	Interest expense, net	2,225	2,214	4,458	4,436
Variable lease cost	Cost of sales and SG&A	49,237	50,275	99,695	98,170
Sublease income	SG&A	(278)	(278)	(556)	(556)
Total lease cost		$192,648	$196,632	$394,092	$391,019

As of August 29, 2020 and February 29, 2020, assets and liabilities related to the Company’s operating and finance leases were as follows:

(in thousands)	Consolidated Balance Sheet Location	August 29, 2020	February 29, 2020
Assets
Operating leases	Operating lease assets	$1,913,719	$2,006,966
Finance leases	Property and equipment, net	67,991	69,287
Total Lease assets		$1,981,710	$2,076,253

Liabilities
Current:
Operating leases	Current operating lease liabilities	$464,946	$463,005
Finance leases	Accrued expenses and other current liabilities	1,479	1,541
Noncurrent:
Operating leases	Operating lease liabilities	1,799,504	1,818,783
Finance leases	Other liabilities	101,663	102,412
Total lease liabilities		$2,367,592	$2,385,741

As of August 29, 2020, the Company’s lease liabilities mature as follows:

	Operating Leases	Finance Leases
Fiscal Year:
Remainder of 2020	$309,849	$5,217
2021	556,659	10,434
2022	465,292	10,407
2023	375,813	10,524
2024	301,730	10,702
2025	226,593	10,503
Thereafter	644,421	238,379
Total lease payments	$2,880,357	$296,166
Less imputed interest	(615,907)	(193,024)
Present value of lease liabilities	$2,264,450	$103,142

At August 29, 2020, the Company has entered into leases that have not commenced at 2 new locations planned for opening in fiscal 2021, for which aggregate minimum rental payments over the term of the leases were approximately $9.9 million.

The Company’s lease terms and discount rates were as follows:

	August 29, 2020	February 29, 2020
Weighted-average remaining lease term (in years)
Operating leases	6.5	6.6
Finance leases	25.3	25.7
Weighted-average discount rate
Operating leases	6.6%	6.2%
Finance leases	9.0%	9.0%

Other information with respect to the Company’s leases is as follows:

(in thousands)	Six Months Ended
	August 29, 2020	August 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$196,503	271,669
Operating cash flows from finance leases	5,253	5,160
Operating lease assets obtained in exchange for new operating lease liabilities	101,643	262,315

10) Indefinite Lived Intangible Assets
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
Other indefinite-lived intangible assets were recorded as a result of acquisitions and primarily consist of tradenames. The Company values its tradenames using a relief-from-royalty approach, which assumes the value of the tradename is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the tradename and instead licensed the tradename from another company. The Company performed quantitative impairment analyses for certain of its other indefinite lived intangible assets by comparing the fair value of the tradenames to their carrying value, and recognized non-cash pre-tax tradename impairment charges of $27.2 million and $32.7 million, respectively, within goodwill and other impairments in its consolidated statements of operations for the three months and six months ended August 29, 2020. During the six months ended August 31, 2019, the Company recorded tradename impairment charges of $10.2 million. There were no tradename impairments recorded during the three months ended August 31, 2019. As of August 29, 2020, for the remaining other indefinite lived intangibles assets, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these other indefinite lived assets did not exceed their carrying values and concluded no such events or circumstances existed which would require an impairment test be performed. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.
The accompanying consolidated balance sheets as of August 29, 2020 and February 29, 2020 include $58.5 million and $91.2 million, respectively, for indefinite lived tradenames and trademarks within other assets.

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

The Notes were issued under an indenture (the "Base Indenture"), as supplemented by a first supplemental indenture (together, with the Base Indenture, the "Indenture"), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of August 29, 2020.

On August 10, 2020, the Company announced that it lifted its temporary suspension of planned debt reductions and had commenced cash tender offers (the "Cash Tender Offers") to purchase up to $300 million aggregate principal amount of its outstanding 4.915% senior unsecured notes due 2034 and 5.165% senior unsecured notes due 2044. On August 24, 2020, the Company announced the successful early results and early settlement date of its Cash Tender Offers. On August 28, 2020, the Company completed its Cash Tender Offers to purchase approximately $75.0 million aggregate principal amount of its 4.915% senior unsecured notes due 2034 and approximately $225.0 million aggregate principal amount of its 5.165% senior unsecured notes due 2044. The total consideration paid for the notes accepted for purchase of $220.9 million included an early tender premium of $50 per $1,000 principal amount of the notes accepted for purchase, plus accrued and unpaid interest up to, but not including, the early settlement date. The Company recorded a gain on extinguishment of debt of $77.0 million in its consolidated statement of operations for the three months ended August 29, 2020, including the write off of unamortized debt financing costs related to the extinguished portion of the notes accepted for purchase and reacquisition costs. In fiscal 2018, the Company purchased and retired approximately $4.6 million of senior unsecured notes due August 1, 2024.

As of August 29, 2020 and February 29, 2020, unamortized deferred financing costs associated with the Company’s 3.749% senior unsecured notes due 2024, 4.915% senior unsecured notes due 2034 and 5.165% senior unsecured notes due 2044 were $5.2 million and $7.0 million, respectively, and are included in long-term debt in the Company's consolidated balance sheets.

Asset-Based Credit Agreement

On June 19, 2020, the Company entered into a secured asset-based credit agreement (the “Credit Agreement”) among the Company, certain of the Company’s U.S. and Canadian subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Agent”), and the lenders party thereto, which replaced the Company’s previous $250 million five year senior unsecured revolving credit facility agreement maturing November 14, 2022 ("Revolver"), as well as the Company's two prior $100 million uncommitted lines of credit.

The Credit Agreement provides for a secured asset-based revolving credit facility (the “ABL Facility”) with aggregate revolving commitments established at closing of $850 million, including a swingline subfacility and a letter of credit subfacility. The Credit Agreement has an uncommitted expansion feature which allows the Company to request, at any time following the delivery of an initial field exam and appraisal, an increase in aggregate revolving commitments under the ABL Facility or elect to enter into a first-in-last-out loan facility, collectively, in an aggregate amount of up to $375 million, subject to certain customary conditions. The Credit Agreement matures on June 19, 2023. A portion of the proceeds advanced under the Credit Agreement were used to refinance $236.4 million in borrowings outstanding under the Revolver. These borrowings were fully repaid in August 2020. As of August 29, 2020, the Company had no loans outstanding under the ABL Facility, but had outstanding letters of credit of $119.0 million.

The ABL Facility is secured on a first priority basis (subject to customary exceptions) on all accounts receivable (including credit card receivables), inventory, certain deposit accounts and securities accounts, and certain related assets, of the Company and its subsidiaries that are borrowers or guarantors under the ABL Facility. Amounts available to be drawn from time to time under the ABL Facility (including, in part, in the form of letters of credit) are equal to the lesser of (i) outstanding revolving commitments under the Credit Agreement and (ii) a borrowing base equal to the sum of (a) 70% of eligible credit card receivables (which will increase automatically to 90% upon the satisfaction of certain conditions, including the delivery of an initial field exam and appraisal), plus (b) 70% of eligible inventory (which will increase automatically to 90% upon the satisfaction of certain conditions, including the delivery of an initial field exam and appraisal), valued at the lower of cost or market value, determined on a weighted average cost basis, minus (c) customary reserves. The borrowing base will reduce automatically to zero if the delivery of an initial field exam and appraisal does not occur on or prior to December 16, 2020.

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
Outstanding amounts under the Credit Agreement bear interest at a rate per annum equal to, at the applicable borrower’s election: (i) in the case of loans denominated in U.S. dollars, LIBOR or an alternate base rate and (ii) for loans denominated in Canadian dollars, CDOR or the Canadian prime rate, in each case as set forth in the Credit Agreement, plus an interest rate margin based on average quarterly availability ranging from (i) in the case of LIBOR loans and CDOR loans, 2.25% to 2.75%; provided that if LIBOR or CDOR is less than 1.00%, such rate shall be deemed to be 1.00%, as applicable, and (ii) in the case of alternate base rate loans and Canadian prime rate loans, 1.25% to 1.75%; provided that if the alternate base rate or Canadian prime rate is less than 2.00%, such rate shall be deemed to be 2.00%, as applicable.
The Credit Agreement contains customary representations and warranties, events of default and financial, affirmative and negative covenants for facilities of this type, including but not limited to a springing financial covenant relating to a fixed charge coverage ratio, which will become effective if availability under the ABL Facility falls below a specified threshold, and restrictions on indebtedness, liens, investments and acquisitions, asset dispositions, restricted payments (including dividends and share repurchases) and prepayment of certain indebtedness. The Company was in compliance with all covenants related to the Credit Agreement as of August 29, 2020.
As of August 29, 2020 and February 29, 2020, deferred financing costs associated with the Company's revolving credit facilities were $7.4 million and $0.3 million, respectively, and were recorded in other assets in the Company's consolidated balance sheets.
The Company amortizes deferred financing costs for the Notes and the ABL Facility over their respective terms and such amortization is included in interest expense, net in the consolidated statements of operations. Interest expense related to the Notes and the revolving credit facilities, including the commitment fee and the amortization of deferred financing costs, was approximately $21.6 million and $18.2 million, respectively for the three months ended August 29, 2020 and August 31, 2019 and $39.9 million and $36.4 million, respectively, for the six months ended August 29, 2020 and August 31, 2019.

12) Shareholders' Equity

The Company has authorization to make repurchases of shares of the Company’s common stock from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.
Between December 2004 and September 2015, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of up to $11.950 billion of the Company’s shares of common stock. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock, restricted stock units and performance stock unit awards. In the first six months of fiscal 2020, the Company repurchased approximately 0.5 million shares of its common stock, all of which related to taxes withheld on vested awards, for a total cost of approximately $3.0 million, bringing the aggregate total of common stock repurchased to approximately 217.7 million shares for a total cost of approximately $10.7 billion since the initial authorization in December 2004. The Company has approximately $1.2 billion remaining of authorized share repurchases as of August 29, 2020. The Company reviews its alternatives with respect to its capital structure on an ongoing basis. The Company has postponed its plans for share repurchases as a result of the COVID-19 pandemic. The Company’s share repurchase program could change, and any future share repurchases will be subject to the determination of the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors, including the restrictions on share repurchases under the Credit Agreement (see “Long Term Debt,” Note 11).
During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. During the six months ended August 29, 2020 and August 31, 2019, total cash dividends of $23.0 million and $43.4 million were paid, respectively. In March 2020, the Company suspended its future quarterly declarations of cash dividends as a result of the COVID-19 pandemic. Any future quarterly cash dividend payments on its common stock will be subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors, including the restrictions on the payment of dividends contained in the Credit Agreement (See “Long Term Debt,” Note 11).

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

Stock-based compensation expense for the three and six months ended August 29, 2020 was approximately $8.2 million ($5.5 million after tax or $0.04 per diluted share) and approximately $15.9 million ($8.7 million after tax or $0.07 per diluted share), respectively. Stock-based compensation expense for the three and six months ended August 31, 2019 was approximately $12.1 million ($8.4 million after tax or $0.07 per diluted share) and approximately $31.4 million ($25.8 million after tax or $0.20 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the six months ended August 29, 2020 and August 31, 2019 was approximately $0.3 million and $0.5 million, respectively.

Incentive Compensation Plans

The Company may grant awards under the Bed Bath & Beyond 2018 Incentive Compensation Plan (the “2018 Plan”) and the Bed Bath & Beyond 2012 Incentive Compensation Plan (the "2012 Plan"), although plan-based grants to date have been made solely under the 2012 Plan. The 2018 Plan includes an aggregate of 4.6 million shares of common stock authorized for issuance of awards permitted under the 2018 Plan, including stock options, stock appreciation rights, restricted stock awards, performance awards and other stock based awards. The 2018 Plan supplements the 2012 Plan, which amended and restated the Bed Bath & Beyond 2004 Incentive Compensation Plan (the “2004 Plan”). The 2012 Plan includes an aggregate of 43.2 million common shares authorized for issuance of awards permitted under the 2012 Plan (similar to the 2018 Plan). Outstanding awards that were covered by the 2004 Plan continue to be in effect under the 2012 Plan.

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

Stock Options

Stock option grants were issued at fair market value on the date of grant and generally became exercisable in either three or five equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Option grants expired eight years after the date of grant. All option grants are nonqualified. During the six months ended August 29, 2020, the remaining 822,633 options outstanding were forfeited and there were no options outstanding as of August 29, 2020.

Restricted Stock

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five to seven equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock is based solely on time vesting. As of August 29, 2020, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock awards was $37.1 million, which is expected to be recognized over a weighted average period of 3.2 years.

Changes in the Company’s restricted stock for the six months ended August 29, 2020 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	2,445	$35.50
Granted	95	8.09
Vested	(557)	43.25
Forfeited	(446)	33.40
Unvested restricted stock, end of period	1,537	$31.61

Restricted Stock Units ("RSUs")

RSUs are issued and measured at fair market value on the date of grant and generally become vested in one to three equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. RSUs are converted into shares of common stock upon vesting. During the six months ended August 29, 2020, the Company granted 1,497,916 of RSUs with a weighted average grant-date fair value of $9.63. As of August 29, 2020, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was $13.1 million, which is expected to be recognized over a weighted average period of 2.7 years.

Performance Stock Units ("PSUs")

PSUs are issued and measured at fair market value on the date of grant. Vesting of PSUs awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test during a one-year period from the date of grant and during a three-year period from the date of grant and, assuming achievement of the performance-based test, time vesting over periods of up to four years, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. For PSUs granted in fiscal 2019, performance during the one-year period is based on Earnings Before Interest and Taxes ("EBIT") relative to a target amount and performance during the three-year period is based on a combination of total shareholder return relative to a peer group of the Company and cumulative EBIT relative to a target amount. The achievement of PSU awards ranges from a floor of zero to a cap of 150% of target achievement. For awards granted in fiscal 2018 and prior, performance during the three-year period were based on Return on Invested Capital ("ROIC") or a combination of EBIT margin and ROIC relative to a peer group. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the Company’s estimate of the percentage of the award that will be achieved. The Company evaluates the estimate on these awards on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of August 29, 2020, there was $5.0 million of unrecognized compensation expense associated with these awards, which is expected to be recognized over a weighted average period of 2.8 years.

The fair value of the PSUs granted in fiscal 2020 for which performance during the three-year period will be based on a relative three-year Total Shareholder Return ("TSR") goal relative to a peer group was estimated on the date of the grant using a Monte Carlo simulation that uses the assumptions noted in the following table.

Six Months Ended
Monte Carlo Simulation Assumptions	August 29, 2020
Risk Free Interest Rate	0.27%
Expected Dividend Yield	—%
Expected Volatility	51.30%
Expected Term	3 years

Changes in the Company’s PSUs for the six months ended August 29, 2020 were as follows:

(Shares in thousands)	Number of Performance Stock Units	Weighted Average Grant-Date Fair Value
Unvested performance stock units, beginning of period	1,414	$21.57
Granted	558	9.60
Vested	(343)	37.50
Forfeited or performance condition adjustments	(249)	17.96
Unvested performance stock units, end of period	1,380	$13.40

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

RSUs granted as inducement awards are issued and measured at fair market value on the date of grant and generally become vested in one to three equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Changes in the RSUs granted as inducement awards for the six months ended August 29, 2020 were as follows:

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

Other than with respect to the vesting schedule described above, these inducement awards are generally subject to substantially the same terms and conditions as awards that are made under the 2018 Plan. As of August 29, 2020, unrecognized compensation expense related to the unvested portion of the RSU and PSU inducement awards was $6.9 million and $2.2 million, respectively, which is expected to be recognized over a weighted average period of 2.0 years and 1.2 years, respectively. Each inducement award recipient must hold at least fifty percent (50%) of the after-tax shares of common stock received pursuant to the inducement awards until they have satisfied the terms of the Company’s stock ownership guidelines.

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
Stock-based awards for the three and six months ended August 29, 2020 of approximately 1.4 million and 1.9 million, respectively, and three and six months ended August 31, 2019 of approximately 5.9 million and 6.8 million, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

15) Supplemental Cash Flow Information

The Company paid income taxes of $4.6 million and $39.6 million in the first six months of fiscal 2020 and 2019, respectively. In addition, the Company made interest payments of approximately $42.1 million and $40.6 million in the first six months of fiscal 2020 and 2019, respectively.
The Company recorded an accrual for capital expenditures of $9.2 million and $19.3 million as of August 29, 2020 and August 31, 2019, respectively. The Company's accrual for dividends payable was $3.0 million and $25.6 million, respectively, as of August 29, 2020 and August 31, 2019.

16) Restructuring Activities
Fiscal 2020 Restructuring Charges
As part of the Company's ongoing business transformation, on July 6, 2020, the Board of Directors of the Company approved the planned closure of approximately 200 mostly Bed Bath & Beyond stores over the next two years as part of the Company's store network optimization program.
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
In addition, during the second quarter of fiscal 2020, the Company announced a major realignment of its organizational structure as part of its transformation initiative, to further simplify the Company's operations, support investment in its strategic growth plans, and provide additional financial flexibility. In connection with the organization realignment, the Company implemented a workforce reduction of approximately 2,800 roles from across its corporate headquarters and retail stores. During the three months ended August 29, 2020, the Company recorded pre-tax restructuring charges of approximately $27.1 million, which is primarily related to severance and associated costs for this workforce reduction, as well as other restructuring activities, within restructuring and transformation initiative costs in its consolidated statement of operations.
Fiscal 2019 Restructuring Charges
During fiscal 2019, the Company expensed pre-tax restructuring charges of approximately $102.5 million, primarily for severance and related costs in conjunction with its transformation initiatives and extensive leadership changes, within selling, general and administrative expenses in its consolidated statement of operations. As of August 29, 2020 and February 29, 2020, the Company's restructuring accrual was approximately $32.8 million and $73.4 million, respectively, primarily reflecting payments of $39.6 million during the six months ended August 29, 2020.

17) Divestitures and Assets Held-For-Sale
The Company has included businesses classified as held for sale within its continuing operations as their dispositions do not represent a strategic shift that will have a major effect on the Company’s operations and financial results. At February 29, 2020, assets and liabilities that were classified as held for sale were $98.1 million and $43.1 million, respectively, and related to the Company's Personalization Mall.com ("PMall") and One Kings Lane ("OKL") businesses, which were sold during fiscal 2020, as further described below. There were no businesses classified as held for sale as of August 29, 2020.
On February 14, 2020, the Company entered into a definitive agreement to sell PMall to 1-800-FLOWERS.COM, Inc. for $252 million, subject to certain working capital and other adjustments. The buyer was required to close the transaction on March 30, 2020, but failed to do so. Accordingly, the Company has filed an action to require the buyer to close the transaction. On July 20, 2020, the Company entered into a settlement agreement with respect to the litigation. Under this agreement, 1-800-FLOWERS.COM agreed to move forward with its purchase of PMall from Bed Bath & Beyond for $245 million, subject to certain working capital and other adjustments. The transaction closed on August 3, 2020. Net proceeds from the sale of PMall were $244.8 million, subject to certain working capital and other adjustments, and the Company recognized a gain on the sale of approximately $189.5 million, which was recorded in gain on sale of business in the consolidated statement of operations for the three and six months ended August 29, 2020. Upon the close of the transaction, Bed Bath & Beyond withdrew the litigation against 1-800-FLOWERS.COM and 800-FLOWERS, INC.

On April 13, 2020, the Company completed the sale of One Kings Lane (“OKL”). Proceeds from the sale were not material.

18) Commitments and Contingencies

A putative securities class action was filed on April 14, 2020 against the Company and three of its officers and/or directors (Mark Tritton, Mary Winston (the Company’s former Interim Chief Executive Officer) and Robyn D’Elia (the Company’s former Chief Financial Officer and Treasurer)) in the United States District Court for the District of New Jersey (the "New Jersey federal court").  The case, which is captioned Vitiello v. Bed Bath & Beyond Inc., et al., Case No. 2:20-cv-04240-MCA-MAH, asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") on behalf of a putative class of purchasers of the Company’s securities from October 2, 2019 through February 11, 2020. The Complaint alleges that certain of the Company’s disclosures about financial performance and certain other public statements during the putative class period were materially false or misleading. A similar putative securities class action, asserting the same claims on behalf of the same putative class against the same defendants, was filed on April 30, 2020. That case, captioned Kirkland v. Bed Bath & Beyond Inc., et al., Case No. 1:20-cv-05339-MCA-MAH, is also pending in the United States District Court for the District of New Jersey. On August 14, 2020, the court consolidated the two cases and appointed Kavin Bakhda as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995. Lead plaintiff is scheduled to file an amended or consolidated complaint by October 20, 2020.

On July 10, 2020, the first of three related shareholder derivative actions was filed in the New Jersey federal court on behalf of the Company against various present and former directors and officers. The case, which is captioned Salu v. Tritton, et al., Case No. 2:20-cv-08673-MCA-MAH (D.N.J.), asserts claims under §§ 10(b) and 20(a) of the Exchange Act and for breach of fiduciary duty, unjust enrichment, and waste of corporate assets under state law arising from the events underlying the securities class actions described above and from the Company’s repurchases of its own shares during the class period pled in the securities cases. The two other derivative actions, which assert similar claims, are captioned Grooms v. Tritton, et al., Case No. 2:20-cv-09610-SDW-RDW (D.N.J.) (filed July 29, 2020), and Mantia v. Fleming, et al., Case No. 2:20-cv-09763-MCA-MAH (D.N.J.) (filed July 31, 2020). On August 5, 2020, the court signed a stipulation by the parties in the Salu case to stay that action pending disposition of a motion to dismiss in the securities class action, subject to various terms outlined in the stipulation. The parties in all three derivative cases have moved to consolidate them and to apply the Salu stay of proceedings to all three actions. That motion is pending.

On August 28, 2020, another related shareholder derivative action, captioned Schneider v. Tritton, et al., Index No 516051/2020, was filed in the Supreme Court of the State of New York, County of Kings. The claims pled in the Schneider case are similar to those pled in the three federal derivative cases, except that the Schneider complaint does not plead claims under the Exchange Act. On September 21, 2020, the parties filed a stipulation seeking to stay that action pending disposition of a motion to dismiss in the securities class action, subject to various terms and conditions.

At this time, the Company is unable to estimate any potential losses that may be incurred and has not recorded a liability for the above matters.

The District Attorney's office for the County of Ventura, together with District Attorneys for other counties in California (together, the “District Attorneys"), recently concluded an investigation regarding the management and disposal at the Company’s stores in California of certain materials that may be deemed hazardous or universal waste under California law. On March 19, 2019, the District Attorneys provided the Company with a settlement demand that included a proposed civil penalty, reimbursement of investigation costs, and certain injunctive relief, including modifications to the Company’s existing compliance program, which already includes associate training, on-going review of disposal rules applicable to various product categories, and specialized third-party disposal. During the six months ended August 29, 2020, the Company and the District Attorneys agreed to final terms on a settlement payment of approximately $1.5 million to resolve the matter. The Company has also agreed to spend $171,000 over the next 36 months on refinements to its compliance program.  The Company and District Attorneys executed a Stipulated Judgment to this effect, which was recently filed with the court. As of August 29, 2020 and February 29, 2020, the Company had recorded an accrual for the estimated probable loss for this matter.

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

The Company has undertaken significant changes over the past year, including extensive changes to its Board of Directors and executive leadership, as well as development of essential strategies and plans to renew and build its business for long-term success. In recent months, as the world responds to the unparalleled challenge of the COVID-19 pandemic, the Company has taken aggressive and thoughtful steps to safeguard its people and communities while it continues to serve customers. As it did with many other businesses, the COVID-19 pandemic served as a catalyst to accelerate the pace of change and innovation across the Company, advancing ongoing efforts to reset the Company’s cost structure and build a modern, durable model for long-term profitable growth.

As part of its business transformation plan, the Company is pursuing a comprehensive cost restructuring program, to drive profit improvement over the next two-to-three years. The Company expects to reinvest a portion of the expected cost savings into future growth initiatives. Key components of the expected profit improvement include:

•
Approximately $100 million in annual savings from its previously disclosed store network optimization project which includes the closure of approximately 200 mostly Bed Bath & Beyond stores over the next two years. The Company continues to believe that its physical store channel is an asset for its transformation into a digital-first company, especially with new omni-fulfillment capabilities in Buy-Online-Pick-Up-In-Store (BOPIS) and Curbside Pickup;

•	Approximately $200 million in annual savings from product sourcing, through renegotiations with existing vendors; and

•
Approximately $100 to $150 million in annual selling, general and administrative expense savings from continued optimization of its corporate overhead cost structure and reductions in other discretionary expense. During the second quarter of fiscal 2020, the Company implemented a workforce reduction of approximately 2,800 roles from across its corporate headquarters and retail stores, designed to further reduce layers at the corporate level, significantly reposition field operations to better serve customers in a digital-first environment, and realign technology, supply chain and merchandising teams to support the Company's strategic growth initiatives.

In connection with the above restructuring program and business transformation plan, the Company recorded pre-tax restructuring charges of approximately $27.1 million, which are primarily related to severance and associated costs for the workforce reduction as well as other restructuring activities, during the three months ended August 29, 2020. At this initial stage of the store closure plan, a reasonable estimate of the amount or range of amounts expected to be incurred in connection with the store closure plan, both with respect to each major type of cost associated therewith and with respect to the total cost or estimated range of total cost, or an estimate of the amount or range of amounts that will result in future cash expenditures, cannot be made at this time.

During fiscal 2019, the Company entered into a definitive agreement to sell PersonalizationMall.com ("PMall") to 1-800-FLOWERS.COM for $252 million, subject to certain working capital and other adjustments. The buyer was required to close the PMall transaction on March 30, 2020, but failed to do so. Accordingly, the Company filed an action to require the buyer to close the transaction.  On July 20, 2020, the Company entered into a settlement agreement with respect to the litigation. Under this agreement, 1-800-FLOWERS.COM agreed to move forward with its purchase of PMall for $245 million, subject to certain working capital and other adjustments. The transaction closed on August 3, 2020. During the first quarter of fiscal 2020, the Company also sold One Kings Lane to a third party for an amount that was not material. The net proceeds from these transactions and any other potential cash-generating transactions could be used to reinvest in the Company’s core business operations to drive growth, fund share repurchases, reduce the Company’s outstanding debt, or some combination of these. In other activity, the Company has been further evaluating its product assortment and taking aggressive steps to rationalize the assortment and better manage its inventory.

While the Company cannot make any assurances, with guidance from its outside advisors, it continues to pursue other portfolio adjustments and evaluate the Company’s remaining owned real estate in an effort to create a stronger and more focused portfolio and enhance shareholder value.

Given the current business environment resulting from the COVID-19 pandemic, including temporary store closures and further reductions in operating expenses, the Company modified its fiscal 2020 capital investments, focusing on its core business and key projects that support its digital and omni fulfillment capabilities, including the introduction of BOPIS and contactless Curbside Pickup services, omni inventory management, and digital marketing and personalization. The Company is also re-engineering its supply chain and vendor relationships, as well as further strengthening its owned-brand strategy. These are among the accelerated actions being taken to lay the foundation to create a new vision for the Company.

The integration of retail store and digital channels allows the Company to provide its customers with a seamless omni channel shopping experience. Store purchases are primarily fulfilled from that store's inventory or may also be shipped to a customer from one of the Company’s distribution facilities, from a vendor, or from another store. Other purchases, including web and mobile, can be shipped to a customer from the Company’s distribution facilities, directly from vendors, or from a store. Customers can also choose to pick up orders using the Company’s newly introduced BOPIS and contactless Curbside Pickup services, as well as return online purchases to a store. Customers can also make purchases through one of the Company’s customer contact centers and in-store through The Beyond Store, the Company’s proprietary web-based platform. These capabilities allow the Company to better serve customers across various channels.

Operating in the highly competitive retail industry, the Company's performance, along with other retail companies, is influenced by a number of factors including, but not limited to: general economic conditions including the housing market, unemployment levels and commodity prices; the overall macroeconomic environment and related changes in the retailing environment; consumer preferences, spending habits and adoption of new technologies; unusual weather patterns and natural disasters, including pandemics; competition from existing and potential competitors across all channels; potential supply chain disruption; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s plans for new stores; and the ability to assess and implement technologies in support of the Company’s development of its omnichannel capabilities. The Company cannot predict whether, when or the manner in which these factors could affect the Company’s operating results.

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The pandemic has materially disrupted the operations of the Company to date. The consequences of the pandemic and impact to the economy continue to evolve and the full extent of the impact is still uncertain. As a result of ‘social distancing’ measures put into effect in March 2020, the Company began to temporarily close certain store locations that did not have a health and personal care department and, as of March 23, 2020, all retail banner stores across the U.S .and Canada were temporarily closed except for most stand-alone Baby and Harmon stores, subject to state and local regulations. In May 2020, the Company announced a phased approach to re-open its stores, subject to state and local regulations. As of the end of July 2020, nearly all of the Company's stores had re-opened, in accordance with state and local regulations. The Company cannot predict, however, whether reopened stores will remain open, particularly if the pandemic's effects increase as the winter season approaches. In addition, the Company has expanded its recently rolled out BOPIS and contactless Curbside Pickup services to cover the vast majority of stores.
In conjunction with the temporary store closures, the Company implemented additional cost reductions, including a furlough of the majority of store associates and a portion of corporate associates. The Company provided impacted store associates with applicable pay and benefits through April 3, 2020, and impacted corporate associates with pay and benefits through April 18, 2020. In addition, the Company had continued to pay 100% of the cost of healthcare premiums for all associates who participated in the Company’s health plan. The majority of the associates who were subject to furlough have returned as of August 29, 2020. The Company also implemented a temporary reduction in salaries of the Company’s executive team by 30% through May 16, 2020, and a temporary reduction in the quarterly cash compensation of the independent directors of the Board of Directors by 30% for the fiscal 2020 first quarter.
The Company has and will continue to seek opportunities to mitigate the impact of the COVID-19 pandemic, including, among others, renegotiating payment terms for goods, services and rent, managing inventory levels, and reducing discretionary spending such as business travel and advertising and expense associated with the maintenance of stores that were temporarily closed. The COVID-19 pandemic materially adversely impacted the Company’s results of operations and cash flows in the first half of fiscal 2020, and could continue to materially impact results of operations and cash flows as well as the Company’s financial condition.

Given the uncertainties regarding the spread of the virus, the timing of the economic recovery and the possibility of a resurgence or a second wave of the virus, the related financial impact cannot be reasonably predicted or estimated at this time.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the United States. The CARES Act is an emergency economic aid package to help mitigate the impact of the COVID-19 pandemic. Among other things, the CARES Act provides certain changes to tax laws, which may impact the Company’s results of operations, financial position and cash flows. The Company is currently implementing certain provisions of the CARES Act, such as deferring employer payroll taxes and utilizing the ability to carry back and deduct losses to offset prior income in previously filed tax returns. As of August 29, 2020, the Company has deferred $19.8 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. During the six months ended August 29, 2020, the Company recorded an additional $43.0 million benefit as a result of the fiscal 2019 net operating losses that can now be carried back to prior years during which the federal tax rate was 35% under the CARES Act. In addition, the Company recorded a credit of $27.3 million as an offset to selling, general and administrative expenses as a result of the employee retention credits made available under the CARES Act for U.S. employees and under the Canada Emergency Wage Subsidy for Canadian employees during the six months ended August 29, 2020.

The following represents an overview of the Company’s financial performance for the periods indicated:

•
Net sales for the three months ended August 29, 2020 were $2.688 billion, a decrease of approximately 1.2% as compared with the three months ended August 31, 2019. Net sales for the six months ended August 29, 2020 were $3.995 billion, a decrease of approximately 24.5% as compared with the six months ended August 31, 2019. As noted above, the majority of the Company's stores were closed beginning March 23, 2020, except for most stand-alone Baby and Harmon stores, which remained open during such period, subject to state and local regulations, through July 2020. Nearly all stores reopened as of July 2020.

▪
For the three and six months ended August 29, 2020, net sales consummated through digital channels increased approximately 88% and 85%, respectively, and net sales consummated in-store declined approximately 18.0% and 46.0%, respectively. Net sales consummated through digital channels represented approximately one third and approximately two fifths of the Company's net sales for the three and six months ended August 29, 2020, respectively.

▪
Comparable sales for the three months ended August 29, 2020 increased by approximately 5.5%, compared to a decrease of approximately 6.7% for the three months ended August 31, 2019. As a result of the extended closure of the majority of the Company’s stores due to the COVID-19 pandemic and the Company’s policy of excluding extended store closures from its comparable sales calculation, the Company believes that comparable sales were not a meaningful metric for the first quarter of fiscal 2020 and, therefore, are not a meaningful metric for the six months ended August 29, 2020. Comparable sales for the six months ended August 31, 2019 decreased by approximately 6.6%.

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

Stores relocated or expanded are excluded from comparable sales if the change in square footage would cause meaningful disparity in sales over the prior period. In the case of a store to be closed, such store’s sales are not considered comparable once the store closing process has commenced. Stores impacted by unusual and unexpected events outside the Company’s control, including the COVID-19 pandemic, severe weather, fire or floods, are excluded from comparable sales for the period of time that such event would cause a meaningful disparity in sales over the prior period. One Kings Lane and PMall are excluded from the comparable sales calculation beginning in the second quarter of fiscal 2020 due to the sale of these businesses. Linen Holdings is excluded from the comparable sales calculation and will continue to be excluded on an ongoing basis as it represents non-retail activity.

•
Gross profit for the three months ended August 29, 2020 was $987.5 million, or 36.7% of net sales, compared with $727.0 million, or 26.7% of net sales, for the three months ended August 31, 2019. Gross profit for the six months ended August 29, 2020 was $1.336 billion, or 33.4% of net sales, compared with $1.614 billion, or 30.5% of net sales, for the six months ended August 31, 2019. The Company's gross profit margin in the second quarter of fiscal 2020 includes a favorable adjustment to the incremental inventory reserve for future markdowns of approximately $23.0 million. The Company's gross profit margin in the prior year reflected an incremental reserve for future markdowns of approximately $194.0 million taken in the second quarter of fiscal 2019 related to the Company's transformation initiatives, which was an incremental charge to the actual markdowns recorded in the second quarter of fiscal 2019.

•
Selling, general and administrative expenses ("SG&A") for the three months ended August 29, 2020 were $850.2 million, or 31.6% of net sales, compared with $880.9 million, or 32.4% of net sales, for the three months ended August 31, 2019. SG&A for the six months ended August 29, 2020 were $1.574 billion, or 39.4% of net sales, compared with $1.774 billion, or 33.5% of net sales, for the six months ended August 31, 2019.

•
Goodwill and other impairments for the three and six months ended August 29, 2020 were $29.2 million or 1.1% of net sales, and $114.4 million or 2.9% of net sales, respectively, compared with $28.4 million, or 1.0% of net sales and $429.6 or 8.1% of net sales, respectively, for the three and six months ended August 31, 2019.

•
Restructuring and transformation initiative costs during the three and six months ended August 29, 2020 were $27.1 million, primarily related to severance costs recorded in connection with the workforce reduction program described above, as well as other restructuring activities.

•	Gain on sale of business for the three and six months ended August 29, 2020 was $189.5 million, which related to the Company's sale of its PMall business on August 3, 2020.

•
Interest expense, net for the three and six months ended August 29, 2020 was $23.4 million and $40.5 million, respectively, compared with $16.3 million and $32.2 million, respectively, for the three and six months ended August 31, 2019.

•	Gain on extinguishment of debt for the three and six months ended August 29, 2020 of $77.0 million related to partial repayment of senior unsecured notes in August 2020.

•
The effective tax rate for the three and six months ended August 29, 2020 was 32.8% and 45.2%, respectively, as compared with 30.1% and 17.9%, respectively, for the three and six months ended August 31, 2019. For the three and six months ended August 29, 2020, the effective tax rate includes the impact of the gain on sale of PMall, partially offset by the impact of impairment charges for tradename and certain store-level assets, and other discrete tax items resulting in net after tax costs. The effective tax rate for the six months ended August 29, 2020 also includes a $43.0 million benefit related to fiscal 2019 net operating loss carry-back under the CARES Act, as described above. For the three months and six months ended August 31, 2019, the effective tax rate reflects the impact of charges for goodwill and other impairments and severance costs, portions of which are non-deductible for tax purposes and other discrete items resulting in net after tax costs.

•
For the three months ended August 29, 2020, net earnings per diluted share was $1.75 ($217.9 million), as compared with net loss per diluted share of $(1.12) ($(138.8) million) for three months ended August 31, 2019. Net earnings per diluted share for the three months ended August 29, 2020 includes the net favorable impact of $1.25 per share related to the gain on sale of PMall, gain on extinguishment of debt and decrease in the incremental inventory reserve for future markdowns recorded in the prior year, partially offset by non-cash impairment charges for tradename and certain store-level assets and charges recorded in connection with the restructuring program and transformation initiatives. Net earnings per diluted share for the three months ended August 31, 2019 includes an unfavorable impact of $1.46 per diluted share for the three months ended August 31, 2019 from charges related to the first wave of the Company's transformation initiatives, including severance costs associated with the corporate workforce reduction and the decision to outsource certain functions, an incremental reserve for future markdowns, and non-cash store impairment charges.

For the six months ended August 29, 2020, net loss per diluted share was $(0.68) ($(84.4) million), as compared with net loss per diluted share of $(4.06) ($(509.9) million) for the six months ended August 31, 2019. Net loss per diluted share for the six months ended August 29, 2020 includes the net favorable impact of $0.78 per share related to gain on sale of PMall, gain on partial extinguishment of debt and decrease in the incremental inventory reserve for future markdowns recorded in the prior year, partially offset by non-cash impairment charges for tradename and certain store-level assets and charges recorded in connection with the restructuring program and transformation initiatives. Net earnings per diluted share for the six months ended August 31, 2019 include the unfavorable impact of $4.52 per diluted share during the six months ended August 31, 2019 related to goodwill and other impairment charges, including non-cash store impairment charges, an incremental reserve for future markdowns related to the Company's transformation initiatives, severance costs and shareholder activity costs.

Capital expenditures for the six months ended August 29, 2020 and August 31, 2019 were $79.3 million and $125.2 million, respectively. In the first six months of fiscal 2020, approximately 57% of the capital expenditures related to pre-planned technology projects, including inventory and warehouse management capabilities such as advanced allocation logic and replenishment strategies to meet changing customer needs. The remaining capital expenditures were primarily related to investments in existing stores.

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

During the six months ended August 29, 2020, the Company opened a total of four new stores and closed 25 stores. The Company plans to continue to actively manage its real estate portfolio in order to permit store sizes, layouts, locations and offerings to evolve over time to optimize market profitability and will renovate or reposition stores within markets when appropriate. Over the past several years, the Company’s pace of its store openings has slowed, and the Company has increased the number of store closings. The Company has approximately 170 store leases that are up for renewal in the remainder of 2020, which provide opportunity to evaluate additional store closures and relocations. Some portion of these stores will be included in the Company's store network optimization program discussed above.

During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. During the six months ended August 29, 2020 and August 31, 2019, total cash dividends of $23.0 million and $43.4 million were paid, respectively. In March 2020, the Company suspended its future quarterly declarations of cash dividends as a result of the COVID-19 pandemic. Any future quarterly cash dividend payments on its common stock will be subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors, including the restrictions on the payment of dividends under the secured asset-based revolving credit facility (see “Long Term Debt,” Note 11).

During the three and six months ended August 29, 2020, the Company repurchased approximately 57,000 shares and 0.5 million shares, respectively, of its common stock to cover employee related taxes withheld on vested restricted stock, restricted stock units and performance stock unit awards, at a total cost of approximately $0.5 million and $3.0 million, respectively. During the three and six months ended August 31, 2019, the Company repurchased approximately 1.4 million and 6.7 million shares, respectively, of its common stock at a total cost of approximately $16.5 million and $98.0 million, respectively. Decisions regarding share repurchases are within the discretion of the Board of Directors, and will be influenced by a number of factors, including the price of the Company’s common stock, general business and economic conditions, the Company’s financial condition and operating results, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. The Company’s share repurchase program could change, and would be influenced by several factors, including business and market conditions, such as the impact of the COVID-19 pandemic on the Company’s stock price. The Company reviews its alternatives with respect to its capital structure on an ongoing basis. The Company postponed its plans for share repurchases as a result of the COVID-19 pandemic. Any future share repurchases will be subject to the determination of the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors, including the restrictions on share repurchases under the secured asset-based revolving credit facility (see “Long Term Debt,” Note 11).

Results of Operations
Net Sales
Net sales for the three months ended August 29, 2020 were $2.688 billion, a decrease of $31.5 million or approximately 1.2%, compared to $2.719 billion of net sales for the corresponding quarter last year. Net sales for the six months ended August 29, 2020 were $3.995 billion, a decrease of $1.3 billion, or approximately 24.5%, compared to net sales of $5.292 billion for the corresponding six months last year. The decrease in net sales for the three months ended August 29, 2020 was partially due the the divestiture of One Kings Lane. The decrease in net sales for the six months ended August 29, 2020 was primarily due to the temporary nationwide closure of the majority of the Company’s stores beginning March 23, 2020 due to the COVID-19 pandemic, except for most stand-alone Baby and Harmon stores, which remained open during such period, subject to state and local regulations. Nearly all of the Company's stores have reopened as of July 2020. For the three and six months ended August 29, 2020, net sales consummated through digital channels increased approximately 88% and 85%, respectively, and net sales consummated in-store declined approximately 18.0% and 46.0%, respectively. Net sales consummated through digital channels represented approximately one third and approximately two fifths of the Company's net sales for the three and six months ended August 29, 2020, respectively.
Comparable sales for the three months ended August 29, 2020 increased by approximately 5.5%, compared to a decrease of approximately 6.7% for the three months ended August 31, 2019. The increase in comparable sales for the three months ended August 29, 2020 was due to an increase in the average transaction amount, partially offset by a decrease in the number of transactions.
As a result of the extended closure of the majority of the Company’s stores due to the COVID-19 pandemic and the Company’s policy of excluding extended store closures from its comparable sales calculation, the Company believes that comparable sales were not a meaningful metric for the first quarter of fiscal 2020 and, therefore, are not a meaningful metric for the six months ended August 29, 2020. Comparable sales for the six months ended August 31, 2019 decreased by approximately 6.6%.
The Company’s comparable sales metric considers sales consummated through all retail channels – in-store, online, with a mobile device or through a customer contact center. The Company’s omnichannel environment allows its customers to use more than one channel when making a purchase. The Company believes in an integrated and seamless customer experience. A few examples are: a customer may be assisted by an in-store associate to create a wedding or baby registry, while the guests may ultimately purchase a gift from the Company’s websites; or a customer may research a particular item, and read other customer reviews on the Company’s websites before visiting a store to consummate the actual purchase; or a customer may buy an item online for in-store or curbside pickup; or while in a store, a customer may make the purchase on a mobile device for in home delivery from either a distribution facility, a store or directly from a vendor. In addition, the Company accepts returns in-store without regard to the channel in which the purchase was consummated, therefore resulting in reducing store sales by sales originally consummated through customer facing digital channels. As the Company’s retail operations are integrated and it cannot reasonably track the channel in which the ultimate sale is initiated, the Company can however, provide directional information on where the sale was consummated.
Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 37.5% and 62.5% of net sales, respectively, for the three months ended August 29, 2020, and approximately 38.7% and 61.3% of net sales, respectively, for the three months ended August 31, 2019. Sales of domestics merchandise and home furnishings accounted for approximately 35.2% and 64.8% of net sales, respectively, for the six months ended August 29, 2020 and approximately 37.2% and 62.8% of net sales, respectively, for the six months ended August 31, 2019.
Gross Profit
Gross profit for the three months ended August 29, 2020 was $987.5 million, or 36.7% of net sales, compared with $727.0 million, or 26.7% of net sales, for the three months ended August 31, 2019. Gross profit for the six months ended August 29, 2020 was $1.336 billion, or 33.4% of net sales, compared with $1.614 billion, or 30.5% of net sales, for the six months ended August 31, 2019. The Company's gross profit margin in the second quarter of fiscal 2020 includes a favorable adjustment to the incremental inventory reserve for future markdowns taken in the prior year of approximately $23.0 million. The Company's gross profit margin in the prior year reflected an incremental reserve for future markdowns of approximately $194.0 million taken in the second quarter of fiscal 2019 related to the Company's transformation initiatives, which was an incremental charge to the actual markdowns recorded in the second quarter of fiscal 2019. Also, the increase in gross profit margin as a percentage of net sales for the three months ended August 29, 2020 was primarily attributable to an increase in product mix, including lower coupon expense and the leverage of distribution and fulfillment costs, partially offset by the impact of channel mix, including higher net-direct-to-customer shipping expense. For the six months ended August 29, 2020, gross profit margin as a percentage of net sales was also impacted by the impact of channel mix, including higher net-direct-to customer shipping expense, offset by the leverage of distribution and fulfillment costs.

The Company’s cost of sales includes cost of merchandise, buying costs and costs of the Company’s distribution network, including inbound freight charges, distribution facility costs, receiving costs, internal transfer costs and shipping and handling costs. During the first quarter of fiscal 2020, the Company reevaluated the costs included in cost of sales as it continues its focus on its digital and omni fulfillment capabilities, including the introduction of BOPIS and contactless Curbside Pickup services. The reevaluation of the costs included in cost of sales favorably impacted the change in gross profit margin as a percentage of net sales by 150 basis points and 200 basis points, respectively, during the three and six months ended August 29, 2020. This favorable impact was fully offset by a corresponding unfavorable impact in the change in SG&A as a percentage of net sales and resulted in no net impact to the consolidated statement of operations.
Selling, General and Administrative Expenses
SG&A for the three months ended August 29, 2020 was $850.2 million, or 31.6% of net sales, compared with $880.9 million, or 32.4% of net sales, for the three months ended August 31, 2019. The decrease in SG&A, as a percentage of net sales was primarily attributable to, in order of magnitude: a decrease in payroll and payroll-related expenses (primarily for salaried employees) and advertising costs, partially offset by the unfavorable impact due to the reevaluation of costs included in cost of sales described above, and an increase in professional fees, which was in part related to consulting costs associated with the Company's strategic initiatives.
SG&A for the six months ended August 29, 2020 was $1.574 billion, or 39.4% of net sales, compared with $1.774 billion, or 33.5% of net sales, for the six months ended August 31, 2019. The increase in SG&A, as a percentage of net sales was primarily attributable to, in order of magnitude: increases in occupancy costs (primarily rent), the unfavorable impact due to the reevaluation of costs included in cost of sales described above, and increased professional fees, in part related to consulting costs related to the Company's strategic initiatives. Fixed costs, such as occupancy, as a percentage of net sales, were also impacted by the significant reduction in net sales due to the temporary nationwide closure of the majority of the Company's stores during the fiscal first quarter of 2020 due to the COVID-19 pandemic.
Goodwill and other impairments
Goodwill and other impairments for the three and six months ended August 29, 2020 were $29.2 million, or 1.1% of net sales, and $114.4 million, or 2.9% of net sales, respectively, compared with $28.4 million, or 1.0% of net sales and $429.6 million, or 8.1% of net sales, respectively, during the comparable periods last year. For the three months and six months ended August 29, 2020, the Company recorded impairment charges of $2.0 million and $82.4 million relating to certain store-level assets, including leasehold improvements and operating lease assets, and tradename impairments of $27.2 million and $32.7 million, respectively. Goodwill and other impairments for the six months ended August 31, 2019 included goodwill impairments of $391.1 million, tradename impairments of $10.2 million and certain store-level and operating lease asset impairments of $28.4 million. The non-cash pre-tax goodwill impairment charges recorded during the first half of fiscal 2019 were primarily the result of a sustained decline in the Company’s market capitalization.
Restructuring and Transformation Initiative Costs
During the three and six months ended August 29, 2020, the Company recorded charges of $27.1 million in connection with its restructuring program and transformation initiatives, primarily related to severance costs recorded in connection with the workforce reduction program described above as well as other restructuring activities. (see “Restructuring Activities,” Note 16).
Gain on Sale of Business
During the three and six months ended August 29, 2020, the Company recorded a $189.5 million gain in connection with the sale of its PMall business on August 3, 2020 (see “Divestitures and Assets Held-for-Sale,” Note 17)
Operating Profit (Loss)
Operating profit for the three months ended August 29, 2020 was $270.5 million, or 10.1% of net sales, compared with an operating loss of $182.3 million, or 6.7% of net sales, during the comparable period last year. For the six months ended August 29, 2020, operating loss was $190.4 million, or 4.8% of net sales, compared with an operating loss of $589.1 million, or 11.1% of net sales for the six months ended August 31, 2019. The favorable changes in operating profit (loss) as a percentage of net sales in both periods were primarily due to increases in the gross margin and a gain recorded on the sale of PMall during the second quarter of fiscal 2020. Operating margin for the six months ended August 29, 2020 also benefited from lower goodwill and other impairments compared to the prior year period, but was partially offset by increased SG&A expenses as percentage of sales. The current year reductions of net sales reflected the impact of the temporary nationwide closure of the majority of the Company’s stores due to COVID-19, nearly all of which have reopened as of July 2020.

Interest Expense, net
Interest expense, net for the three and six months ended August 29, 2020 was $23.4 million and $40.5 million, respectively, as compared to $16.3 million and $32.2 million, respectively, for the three and six months ended August 31, 2019. For the three and six months ended August 29, 2020 the increase in interest expense, net was primarily driven by increased interest costs relating the Company's revolving credit facilities, primarily relating to the new ABL Facility, partially offset by lower interest income on investments.
Gain on Extinguishment of Debt
During the three and six months ended August 29, 2020, the Company recorded a $77.0 million gain on the repurchase of $75 million principal amount of 4.915% senior unsecured notes due August 1, 2034 and $225 million principal of 5.165% senior unsecured notes due August 1, 2044 (see “Long Term Debt,” Note 11).
Income Taxes
The effective tax rate for the three months ended August 29, 2020 was 32.8%, compared with 30.1% for the three months ended August 31, 2019. The effective tax rate for the three months ended August 29, 2020 includes the impact of the gain on sale of PMall, partially offset by the impact of impairment charges for tradename and certain store-level assets, and other discrete tax items resulting in net after tax costs, while the tax rate for the three months ended August 31, 2019 included net after tax benefits of approximately $5.4 million, respectively, due to discrete federal and state tax items occurring during these quarters.
The effective tax rate for the six months ended August 29, 2020 was 45.2%, compared with 17.9% for the six months ended August 31, 2019. For the six months ended August 29, 2020, the effective tax rate includes the impact of the gain on sale of PMall, partially offset by the impact of impairment charges for tradename and certain store-level assets, a $43.0 million benefit related to fiscal 2019 net operating loss carry-back under the CARES Act, and other discrete tax items resulting in net after tax costs. For the six months ended June 1, 2019, the effective tax rate reflected the impact of charges for goodwill and other impairments and severance costs, portions of which are non-deductible for tax purposes, and after tax costs of approximately $7.0 million due to discrete and federal and state tax items.
Potential volatility in the effective tax rate from year to year may occur as the Company is required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.
Net Earnings (Loss)
As a result of the factors described above, net earnings for the three months ended August 29, 2020 were $217.9 million, compared with net loss of $138.8 million for the three months ended August 31, 2019. Net loss for the six months ended August 29, 2020 was $84.4 million, compared with net loss of $509.9 million for the six months ended August 31, 2019.
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
Early actions include the extensive restructure of the Company’s leadership team. Interim leaders were appointed in merchandising, digital, marketing, owned brands, legal and human resources. During the first six months of fiscal 2020, the Company announced the hiring of a new leadership team, consisting of the following:

•	On March 4, 2020, Joe Hartsig joined the Company as Executive Vice President, Chief Merchandising Officer of the Company and President of Harmon Stores Inc.;

•	On May 4, 2020, Gustavo Arnal joined the Company as Executive Vice President, Chief Financial Officer and Treasurer of the Company;

•	On May 11, 2020, Rafeh Masood joined the Company as Executive Vice President, Chief Digital Officer;

•	On May 11, 2020, Gregg Melnick assumed the role of Executive Vice President, Chief Stores Officer. Previously, Mr. Melnick served as the Company’s interim Chief Digital Officer;

•	On May 18, 2020, John Hartmann joined the Company as Chief Operating Officer of the Company and President, buybuy BABY;

•	On May 18, 2020, Arlene Hong joined the Company as Executive Vice President, Chief Legal Officer and Corporate Secretary;

•	On May 26, 2020, Cindy Davis joined the Company as Executive Vice President, Chief Brand Officer of the Company and President, Decorist; and

•	On July 28, 2020, the Company announced that Lynda Markoe will join the Company as Executive Vice President, Chief People and Culture Officer, in September 2020.
As discussed in "Overview" above, as part of its business transformation, the Company is also pursuing deliberate actions as part of its restructuring program to drive profit improvement over the next two-to-three years. The Company expects to reinvest a portion of the expected cost savings into future growth initiatives.

Liquidity and Capital Resources

The Company has been able to finance its operations, including its growth and acquisitions, substantially through internally generated funds. As previously described, the Company began temporary store closures in March 2020 and the majority of the Company’s stores were temporarily closed during the first quarter 2020. Subsequently, the Company began a measured approach to re-opening its stores, subject to state and local regulations, and nearly all of the Company's stores have re-opened as of July 2020. During the first quarter of fiscal 2020, the Company elected to draw down the remaining $236.4 million of available funds under its $250 million revolving credit facility (the “Revolver”), which was refinanced with the Company's $850 million secured asset-based revolving credit facility entered into on June 19, 2020 (the “ABL Facility”). These borrowings were subsequently repaid during the second quarter of fiscal 2020. The new ABL Facility matures on June 19, 2023 and provides the Company with additional liquidity. The Company’s ability to borrow under the ABL Facility is based upon a specified borrowing base consisting of a percentage of the Company’s eligible inventory and credit card receivables as defined in the ABL Facility, net of applicable reserves (See “Long Term Debt,” Note 11).

During the second quarter of fiscal 2020, the Company paid approximately $220.9 million to repurchase $300 million aggregate principal amount of its outstanding 4.915% Senior Notes due 2034 and 5.165% Senior Notes due 2044. In addition, on August 3, 2020, the Company sold its PMall business, for net proceeds of $244.8 million, subject to certain working capital and other adjustments.

The Company ended the second quarter of fiscal 2020 in a strong cash position, which it anticipates maintaining, to provide the Company the flexibility to fund its ongoing initiatives and act upon other opportunities that may arise. As of August 29, 2020, the Company had approximately $1.5 billion in cash and investment securities, an increase of approximately $55.4 million compared with February 29, 2020. The Company believes that it can continue to finance its operations through existing and internally generated funds for the next twelve months. In addition, if necessary, the Company could borrow under its ABL Facility, subject to customary conditions, including no default, the accuracy of representations and warranties, and borrowing base availability. The ABL Facility contains an anti-cash hoarding provision which limits the availability of loans under the credit facility to $600 million (plus the amount of any incremental first-in-last-out loans) if, after giving effect to any borrowing and the application of proceeds thereof, the Company has greater than $100 million in unrestricted cash or cash equivalents in the aggregate as of the date of such borrowing. In addition, as a result of the COVID-19 pandemic, for fiscal 2020, the Company has and continues to take measures to preserve its liquidity, including the postponement of its share repurchase program and the suspension of the payment of dividends; postponement of approximately $150 million in capital expenditures and, among other things, renegotiating payment terms for goods, services and rent, managing to lower inventory levels, and reducing discretionary spend such as business travel, advertising and expense associated with the maintenance of stores that were temporarily closed. Similar to other retailers, the Company has withheld portions of and/or delayed payments to certain of its business partners as the Company seeks to renegotiate payment terms, in order to further maintain liquidity given the temporary store closures. In some instances, the renegotiations of lease terms have led to agreements with landlords for rent abatements or rental deferrals. Total payments withheld and/or delayed or deferred as of August 29, 2020 were approximately $50.6 million and are included in current liabilities. Additional negotiations of payment terms are still in process, and there can be no assurance that the Company will be able to successfully renegotiate payment terms with all such business partners, and the ultimate outcome of these activities including the responses of certain business partners are not yet known. The Company is also executing on its business transformation program, which is designed to improve its profitability and includes the closure of 200 mostly Bed Bath & Beyond stores under its store network optimization program and workforce reductions as part of its restructuring program.

Capital expenditures for fiscal 2020 are projected to be approximately $250 million related to essential capital expenditures to drive strategic growth plans, including investments in digital and BOPIS. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis. The Company's liquidity may continue to be negatively impacted by the uncertainty regarding the spread of the virus and the timing of economic recovery and the possibility of a resurgence of a second wave of the virus.

Fiscal 2020 compared to Fiscal 2019

Net cash provided by operating activities for the six months ended August 29, 2020 was $148.9 million, compared with $255.9 million in the corresponding period in fiscal 2019. Year over year, the Company experienced a decline in net income after non-cash adjustments and a decrease in cash related to changes in components of working capital (primarily merchandise inventories, partially offset by accounts payable, other current assets, and other current liabilities).

Retail inventory, which includes inventory in the Company’s distribution facilities for direct to customer shipments, was approximately $2.0 billion at August 29, 2020, a decrease of 2.1% compared to retail inventory at February 29, 2020. The Company continues to focus on its inventory optimization strategies.

Net cash provided by investing activities for the six months ended August 29, 2020 was $552.0 million, compared with net cash provided by investing activities of $362.8 million in the corresponding period of fiscal 2019. For the six months ended August 29, 2020, net cash provided by investing activities included $386.5 million of redemptions of investment securities and $244.8 million in proceeds from the sale of PMall business, partially offset by $79.3 million of capital expenditures. For the six months ended August 31, 2019, net cash provided by investing activities was comprised of $488.0 million of redemptions of investment securities, net of purchases, partially offset by $125.2 million of capital expenditures.

Net cash used in financing activities for the six months ended August 29, 2020 was $255.1 million, compared with net cash used in financing activities of $141.3 million in the corresponding period of fiscal 2019. The increase in net cash provided by financing activities was primarily due to net debt repayments of $221.4 million, primarily associated with the repurchase of a portion of the outstanding senior notes during the second quarter of fiscal 2020, partially offset by a decrease in common stock repurchases of $94.9 million and lower dividend payments of $20.4 million.

Seasonality

The Company’s business is subject to seasonal influences. Generally, its sales volumes are higher in the calendar months of August, November and December, and lower in February.

Critical Accounting Policies

See "Critical Accounting Policies" under Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2020 ("2019 Form 10-K"), filed with the Securities and Exchange Commission ("SEC").

Forward-Looking Statements

This Form 10-Q contains forward-looking statements, including, but not limited to, the Company’s progress and anticipated progress towards its long-term objectives, the future impact of the novel coronavirus (COVID-19), the potential impact and success of its strategic restructuring program, and its current estimates and expectations for financial performance for future periods. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, goal, preliminary, and similar words and phrases, although the absence of those words does not necessarily mean that statements are not forward-looking. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment; risks associated with COVID-19 and the governmental responses to it, including its impacts across the Company's businesses on demand and operations, as well as on the operations of the Company's suppliers and other business partners, and the effectiveness of the Company's actions taken in response to these risks; consumer preferences, spending habits and adoption of new technologies; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; civil disturbances and terrorist acts; unusual weather patterns and natural disasters; competition from existing and potential competitors across all channels; pricing pressures; liquidity; the ability to achieve anticipated cost savings, and to not exceed anticipated costs, associated with organizational changes and investments, including the Company's strategic restructuring program; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise and other costs and expenses; potential supply chain disruption due to trade restrictions, and other factors such as natural disasters, such as pandemics, including the COVID-19 pandemic, political instability, labor disturbances, product recalls, financial or operational instability of suppliers or carriers, and other items; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s plans for new stores; the ability to establish and profitably maintain the appropriate mix of digital and physical presence in the markets it serves; the ability to assess and implement technologies in support of the Company’s development of its omnichannel capabilities; the ability to effectively and timely adjust the Company's plans in the face of the rapidly changing retail and economic environment, including in response to the COVID-19 pandemic; uncertainty in financial markets; volatility in the price of the Company’s common stock and its effect, and the effect of other factors, including the COVID-19 pandemic, on the Company’s capital allocation strategy; risks associated with the ability to achieve a successful outcome for its business concepts and to otherwise achieve its business strategies; the impact of intangible asset and other impairments; disruptions to the Company’s information technology systems including but not limited to security breaches of systems protecting consumer and employee information or other types of cybercrimes or cybersecurity attacks; reputational risk arising from challenges to the Company’s or a third party product or service supplier’s compliance with various laws, regulations or standards, including those related to labor, health, safety, privacy or the environment; reputational risk arising from third-party merchandise or service vendor performance in direct home delivery or assembly of product for customers; changes to statutory, regulatory and legal requirements, including without limitation proposed changes affecting international trade; changes to, or new, tax laws or interpretation of existing tax laws; new, or developments in existing, litigation, claims or assessments; changes to, or new, accounting standards; and foreign currency exchange rate fluctuations. Except as required by law, the Company does not undertake any obligation to update its forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities. The Company’s market risks at August 29, 2020 are similar to those disclosed in Item 7A of the Company’s 2019 Form 10-K.

As of August 29, 2020, the Company’s investments include cash and cash equivalents of approximately $1.4 billion and long term investments in auction rate securities of approximately $19.8 million at weighted average interest rates of 0.02%, and 0.21%, respectively. The book value of these investments is representative of their fair values.

The Company’s senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of August 29, 2020, the fair value of the senior unsecured notes was $895.0 million, which is based on quoted prices in active markets, compared to the carrying value of approximately $1.2 billion.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management, with the participation of its Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of August 29, 2020 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A putative securities class action was filed on April 14, 2020 against the Company and three of its officers and/or directors (Mark Tritton, Mary Winston (the Company’s former Interim Chief Executive Officer) and Robyn D’Elia (the Company’s former Chief Financial Officer and Treasurer)) in the United States District Court for the District of New Jersey (the "New Jersey federal court").  The case, which is captioned Vitiello v. Bed Bath & Beyond Inc., et al., Case No. 2:20-cv-04240-MCA-MAH, asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") on behalf of a putative class of purchasers of the Company’s securities from October 2, 2019 through February 11, 2020.  The Complaint alleges that certain of the Company’s disclosures about financial performance and certain other public statements during the putative class period were materially false or misleading. A similar putative securities class action, asserting the same claims on behalf of the same putative class against the same defendants, was filed on April 30, 2020. That case, captioned Kirkland v. Bed Bath & Beyond Inc., et al., Case No. 1:20-cv-05339-MCA-MAH, is also pending in the United States District Court for the District of New Jersey. On August 14, 2020, the court consolidated the two cases and appointed Kavin Bakhda as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995. Lead plaintiff is scheduled to file an amended or consolidated complaint by October 20, 2020.

On July 10, 2020, the first of three related shareholder derivative actions was filed in the New Jersey federal court on behalf of the Company against various present and former directors and officers. The case, which is captioned Salu v. Tritton, et al., Case No. 2:20-cv-08673-MCA-MAH (D.N.J.), asserts claims under §§˜10(b) and 20(a) of the Exchange Act and for breach of fiduciary duty, unjust enrichment, and waste of corporate assets under state law arising from the events underlying the securities class actions described above and from the Company’s repurchases of its own shares during the class period pled in the securities cases. The two other derivative actions, which assert similar claims, are captioned Grooms v. Tritton, et al., Case No. 2:20-cv-09610-SDW-RDW (D.N.J.) (filed July 29, 2020), and Mantia v. Fleming, et al., Case No. 2:20-cv-09763-MCA-MAH (D.N.J.) (filed July 31, 2020). On August 5, 2020, the court signed a stipulation by the parties in the Salu case to stay that action pending disposition of a motion to dismiss in the securities class action, subject to various terms outlined in the stipulation. The parties in all three derivative cases have moved to consolidate them and to apply the Salu stay of proceedings to all three actions. That motion is pending.

On August 28, 2020, another related shareholder derivative action, captioned Schneider v. Tritton, et al., Index No. 516051/2020, was filed in the Supreme Court of the State of New York, County of Kings. The claims pled in the Schneider case are similar to those pled in the three federal derivative cases, except that the Schneider complaint does not plead claims under the Exchange Act. On September 21, 2020, the parties filed a stipulation seeking to stay that action pending disposition of a motion to dismiss in the securities class action, subject to various terms and conditions.

At this time, the Company is unable to estimate any potential losses that may be incurred and has not recorded a liability for the above matters.

The District Attorney's office for the County of Ventura, together with District Attorneys for other counties in California (together, the “District Attorneys"), recently concluded an investigation regarding the management and disposal at the Company’s stores in California of certain materials that may be deemed hazardous or universal waste under California law. On March 19, 2019, the District Attorneys provided the Company with a settlement demand that included a proposed civil penalty, reimbursement of investigation costs, and certain injunctive relief, including modifications to the Company’s existing compliance program, which already includes associate training, on-going review of disposal rules applicable to various product categories, and specialized third-party disposal. During the three months ended May 30, 2020, the Company and the District Attorneys agreed on a settlement payment of approximately $1.5 million to resolve the matter. The Company has also agreed to spend $171,000 over the next 36 months on refinements to its compliance program.  The Company and District Attorneys executed a Stipulated Judgment to this effect, which was recently filed with the court. As of August 29, 2020 and February 29, 2020, the Company had recorded an accrual for the estimated probable loss for this matter.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. In an effort to slow the spread of COVID-19, national and local governments across areas in which the Company operates stores have enacted various measures including travel restrictions or bans, restrictions on events and gatherings, and various other “social distancing” recommendations. In response to the pandemic, the Company temporarily closed all retail store locations as of March 23, 2020 (other than buybuy BABY and Harmon Face Values stores). On May 8, 2020, the Company announced a phased approach to fully re-open a number of stores, subject to state and local regulations, and nearly all of the Company's stores have reopened as of July 2020. Despite the gradual re-opening of stores, the extent and overall duration of the crisis, the possibility of a resurgence of the virus or of a second wave, and the temporary store closures has resulted in continuing uncertainty and the overall impact may result in the recording of additional non-cash impairment charges. In future periods, the Company may be impacted by reduced store traffic and consumer spending due to, among other things, significant continued unemployment and consumer anxiety regarding concerns with shopping in physical stores and about the future state of the economy. The COVID-19 pandemic and the associated governmental responses to it have already adversely impacted, and are expected to continue to impact at least during the pendency of the pandemic, the Company’s business and customer demand, as well as its financial results and liquidity.

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

•
Negative impact on the Company’s workforce. The spread of COVID-19, for example, has caused the Company to modify its business practices (including employee travel and work locations, cancellation of physical participation in meetings, events and conferences and a furlough of the majority of store associates and a portion of corporate associates, the majority of whom have returned as of August 29, 2020), and the Company may take further actions as may be required by government authorities or that the Company determines are in the best interests of its employees;

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

The Company has incurred indebtedness under senior unsecured notes and has entered into the ABL Facility. The Company’s ability to pay interest and principal when due, comply with debt covenants or repurchase the senior unsecured notes if a change of control occurs, will depend upon, among other things, sales and cash flow levels and other factors that affect its future financial and operating performance, including prevailing economic conditions and financial and business factors, many of which are beyond the Company’s control. Given the current economic environment, and the pendency of the COVID-19 pandemic, for example, the Company may be unable to maintain compliance with the minimum fixed charge coverage ratio covenant under the ABL Facility in future periods, to the extent the covenant is applicable under the terms of the ABL Facility, which would result in an event of default under the ABL Facility and could, at the direction of the requisite lenders, result in the acceleration of the obligation to repay the outstanding amounts thereunder if not waived by the applicable lenders.

If the Company becomes unable in the future to generate sufficient cash flow to meet its debt service requirements, it may be forced to take remedial actions such as restructuring or refinancing its debt; seeking additional debt or equity capital; reducing or delaying its business activities, or selling assets. There can be no assurance that any such measures would be successful.

There are risks associated with the Company's store network optimization strategies, pursuant to which the Company plans to close approximately 200 mostly Bed Bath & Beyond stores over the next two years.

As part of the Company's ongoing business transformation, on July 6, 2020, the Board of Directors of the Company approved the planned closure of approximately 200 mostly Bed Bath & Beyond stores over the next two years as part of the Company's store network optimization program.   In connection with this program, the Company expects to incur one-time costs, including contract termination costs, employee-related costs, professional fees and non-cash impairment charges, which cannot reasonably be estimated at this time.  The Company may not be able to complete the planned store closures in the timeframe, on the terms or in the manner it expects.  In addition, the announced program involves numerous risks, including, without limitation, the diversion of the Company's attention from the its businesses and operations.  If these or other factors impair its ability to successfully implement the program, the Company may not be able to realize the anticipated benefits of the program, which may adversely affect the Company’s financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of fiscal 2020 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly or Announced Plans Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 31, 2020 - June 27, 2020	46,300	$8.32	46,300	$1,233,646,157
June 28, 2020 - July 25, 2020	3,300	$8.15	3,300	$1,233,619,255
July 26, 2020 - August 29, 2020	6,900	$12.29	6,900	$1,233,534,444
Total	56,500	$8.80	56,500	$1,233,534,444

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

10.1
Credit Agreement, dated as of June 19, 2020, among Bed Bath & Beyond Inc., certain of the Company’s U.S. and Canadian subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 22, 2020)

10.2*	Bed Bath & Beyond Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's 8-K filed with the SEC on July 16, 2020)

31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page of Bed Bath & Beyond Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 29, 2020, formatted in Inline XBRL (included within Exhibit 101 attachments)
________________

*	This is a management contract or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: October 1, 2020	By:	/s/ Gustavo Arnal
Gustavo Arnal
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)