Form 10-Q
period 2020-11-28
BED BATH & BEYOND INC
filed 2021-01-07
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 28, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Number of shares outstanding of the issuer's Common Stock:

Class	Outstanding at November 28, 2020
Common Stock - $0.01 par value	121,214,724

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	November 28, 2020	February 29, 2020
Assets
Current assets:
Cash and cash equivalents	$1,462,612	$1,000,340
Short term investment securities	—	385,642
Merchandise inventories	1,780,891	2,093,869
Prepaid expenses and other current assets	196,487	248,342
Assets held-for-sale	524,551	98,092
Total current assets	3,964,541	3,826,285
Long term investment securities	19,847	20,380
Property and equipment, net	905,251	1,430,604
Operating lease assets	1,615,969	2,006,966
Other assets	486,002	506,280
Total assets	$6,991,610	$7,790,515

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$865,418	$944,194
Accrued expenses and other current liabilities	698,827	675,776
Merchandise credit and gift card liabilities	304,530	340,407
Current operating lease liabilities	390,875	463,005
Liabilities related to assets held-for-sale	448,805	43,144
Total current liabilities	2,708,455	2,466,526
Other liabilities	123,067	204,926
Operating lease liabilities	1,531,830	1,818,783
Income taxes payable	38,034	46,945
Long term debt	1,190,265	1,488,400
Total liabilities	5,591,651	6,025,580

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—
Common stock - $0.01 par value; authorized - 900,000 shares; issued 343,484 and 343,683, respectively; outstanding 121,215 and 126,528 shares, respectively	3,434	3,436
Additional paid-in capital	2,058,358	2,167,337
Retained earnings	10,215,743	10,374,826
Treasury stock, at cost; 222,269 and 217,155 shares, respectively	(10,812,841)	(10,715,755)
Accumulated other comprehensive loss	(64,735)	(64,909)

Total shareholders' equity	1,399,959	1,764,935

Total liabilities and shareholders' equity	$6,991,610	$7,790,515
 See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019

Net sales	$2,618,472	$2,759,322	$6,613,887	$8,051,758

Cost of sales	1,661,905	1,845,485	4,321,294	5,523,754

Gross profit	956,567	913,837	2,292,593	2,528,004

Selling, general and administrative expenses	890,740	931,814	2,461,365	2,705,457

Impairments, including on assets held for sale	57,997	11,781	172,434	441,405

Restructuring and transformation initiative expenses	16,770	—	47,648	—

Loss (gain) on sale of businesses	113,909	—	(75,619)	—

Operating loss	(122,849)	(29,758)	(313,235)	(618,858)

Interest expense, net	17,805	17,179	58,347	49,419

Gain on extinguishment of debt	—	—	(77,038)	—

Loss before benefit for income taxes	(140,654)	(46,937)	(294,544)	(668,277)

Benefit for income taxes	(65,213)	(8,385)	(134,712)	(119,875)

Net loss	$(75,441)	$(38,552)	$(159,832)	$(548,402)

Net loss per share - Basic	$(0.61)	$(0.31)	$(1.29)	$(4.40)
Net loss per share - Diluted	$(0.61)	$(0.31)	$(1.29)	$(4.40)

Weighted average shares outstanding - Basic	122,885	123,099	123,576	124,688
Weighted average shares outstanding - Diluted	122,885	123,099	123,576	124,688

Dividends declared per share	$—	$0.17	$—	$0.51

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019

Net loss	$(75,441)	$(38,552)	$(159,832)	$(548,402)

Other comprehensive income (loss):
Change in temporary impairment of auction rate securities, net of taxes	215	(308)	(397)	69
Pension adjustment, net of taxes	(5,183)	1,388	(5,174)	2,027
Currency translation adjustment	2,332	473	5,745	146
Other comprehensive (loss) income	(2,636)	1,553	174	2,242

Comprehensive loss	$(78,077)	$(36,999)	$(159,658)	$(546,160)

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(in thousands, unaudited)

	Three Months Ended November 28, 2020
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at August 29, 2020	343,676	$3,436	$2,183,564	$10,290,896	(217,668)	$(10,718,789)	$(62,099)	$1,697,008
Net loss				(75,441)				(75,441)
Other comprehensive loss, net of tax							(2,636)	(2,636)
Dividend forfeited				288				288
Forfeiture of restricted shares, net	(192)	(2)	2					—
Payment and vesting of performance stock units	—	—	—					—
Stock-based compensation expense, net			7,407					7,407
Accelerated share repurchase program			(132,615)		(4,500)	(92,385)		(225,000)
Repurchase of common stock, including fees					(101)	(1,667)		(1,667)
Balance at November 28, 2020	343,484	$3,434	$2,058,358	$10,215,743	(222,269)	$(10,812,841)	$(64,735)	$1,399,959

	Nine Months Ended November 28, 2020
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at February 29, 2020	343,683	$3,436	$2,167,337	$10,374,826	(217,155)	$(10,715,755)	$(64,909)	$1,764,935
Net loss				(159,832)				(159,832)
Other comprehensive loss, net of tax							174	174
Dividend forfeited				749				749
Forfeiture of restricted shares, net	(542)	(6)	6					—
Payment and vesting of performance stock units	343	4	(4)					—
Stock-based compensation expense, net			23,634					23,634
Accelerated share repurchase program			(132,615)		(4,500)	(92,385)		(225,000)
Repurchase of common stock, including fees					(614)	(4,701)		(4,701)
Balance at November 28, 2020	343,484	$3,434	$2,058,358	$10,215,743	(222,269)	$(10,812,841)	$(64,735)	$1,399,959

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

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended
	November 28, 2020	November 30, 2019
Cash Flows from Operating Activities:
Net loss	$(159,832)	$(548,402)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	262,584	255,121
Impairments, including on assets held for sale	172,434	441,405
Stock-based compensation	23,064	36,112
Deferred income taxes	(43,354)	(85,626)
Gain on sale of businesses	(75,619)	—
Gain on debt extinguishment	(77,038)	—
Other	128	(3,671)
(Increase) decrease in assets:
Merchandise inventories	(91,235)	75,787
Other current assets	(1,680)	(113,455)
Other assets	323	(4,029)
Increase (decrease) in liabilities:
Accounts payable	97,713	145,988
Accrued expenses and other current liabilities	97,755	69,831
Merchandise credit and gift card liabilities	(21,199)	(1,817)
Income taxes payable	(8,876)	(27,872)
Operating lease assets and liabilities, net	10,808	14,240
Other liabilities	6,426	3,515
Net cash provided by operating activities	192,402	257,127

Cash Flows from Investing Activities:
Purchases of held-to-maturity investment securities	—	(57,000)
Redemption of held-to-maturity investment securities	386,500	545,000
Net proceeds from sale of businesses	482,709	—
Capital expenditures	(117,316)	(188,352)
Net cash provided by investing activities	751,893	299,648

Cash Flows from Financing Activities:
Borrowing of long-term debt	236,400	—
Repayments of long-term debt	(457,827)	—
Prepayment under share repurchase agreement	(132,615)	—
Repurchase of common stock, including fees	(97,086)	(99,132)
Payment of dividends	(23,063)	(64,340)
Payment of deferred financing fees	(7,690)	—
Net cash used in financing activities	(481,881)	(163,472)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,328	113

Net increase in cash, cash equivalents and restricted cash	465,742	393,416
Change in cash balances classified as held-for-sale	4,815	—
Net increase in cash, cash equivalents and restricted cash	470,557	393,416

Cash, cash equivalents and restricted cash:
Beginning of period	1,023,650	529,971
End of period	$1,494,207	$923,387
See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1)Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of November 28, 2020 and February 29, 2020 and the results of its operations, shareholders' equity, and comprehensive loss for the three and nine months ended November 28, 2020 and November 30, 2019, respectively, and its cash flows for the nine months ended November 28, 2020 and November 30, 2019, respectively.

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

The Company has accounted for its operations as two operating segments: North American Retail and Institutional Sales, which did not meet the quantitative thresholds under GAAP and, therefore, was not a reportable segment. The Institutional Sales operating segment was comprised of Linen Holdings, which was divested in October 2020 (See "Assets Held for Sale and Divestitures," Note 17). Net sales outside of the U.S. for the Company were not material for the three and nine months ended November 28, 2020 and November 30, 2019. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

2) Impact of COVID - 19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. That same month, as a result of the COVID-19 pandemic, the Company began to temporarily close certain store locations that did not have a health and personal care department, and as of March 23, 2020, all retail banner stores across the U.S. and Canada were temporarily closed except for most stand-alone buybuy BABY and Harmon stores, subject to state and local regulations. In May 2020, the Company announced a phased approach to re-open its stores across North America, subject to state and local regulations. As of July 2020, nearly all of the Company's stores re-opened, in accordance with state and local regulations. In addition, the Company expanded its recently rolled out Buy-Online-Pick-Up-In-Store (“BOPIS”) and contactless Curbside Pickup services to cover most of its stores.

The consequences of the pandemic and impact to the economy continue to evolve and the full extent of the impact is uncertain as of the date of this filing. To date, the pandemic has materially disrupted the operations of the Company and has resulted in the recording of additional non-cash impairment charges. The Company had proactively taken steps to strengthen its financial position and liquidity, including, among other things: (i) renegotiating payment terms for goods, services and rent, managing to lower inventory levels, and reducing discretionary spending such as business travel, advertising and expenses associated with the maintenance of stores that were temporarily closed; (ii) deferring other previously planned capital expenditures; (iii) suspending dividends; and (iv) prioritizing spending on essential capital expenditures to drive strategic growth plans, including investments in digital, BOPIS and contactless Curbside Pickup services. The Company had also suspended its plans for debt reduction and postponed share repurchases, but lifted the debt repurchase suspension in August 2020 and the postponement of share repurchases in October 2020.

In some instances, the renegotiations of lease terms have led to agreements with landlords for rent abatements or rental deferrals. Total payments withheld and/or delayed or deferred as of November 28, 2020 were approximately $36.2 million and are included in current lease liabilities. During the nine months ended November 28, 2020, the Company recognized reduced rent expense of $7.8 million related to rent abatement concessions. Additional negotiations of payment terms are still in process, and there can be no assurance that the Company will be able to successfully renegotiate payment terms with its business partners, and the ultimate outcomes of these activities, including the responses of certain business partners, are not yet known. The COVID-19 pandemic has materially adversely impacted the Company’s results of operations and cash flows for the first nine months of fiscal 2020, and it could continue to impact results of operations and cash flows, as well as the Company’s financial condition. Given the uncertainty regarding the spread of this virus and the timing of the economic recovery, the ultimate financial impact cannot be reasonably predicted or estimated at this time.

Further, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the United States. The CARES Act is an emergency economic aid package to help mitigate the impact of the COVID-19 pandemic. Among other things, the CARES Act provides certain changes to tax laws, which may impact the Company’s results of operations, financial position and cash flows. The Company is currently implementing certain provisions of the CARES Act, such as deferring employer payroll taxes and utilizing the ability to carry back and deduct losses to offset prior income in previously filed tax returns. As of November 28, 2020, the Company has deferred $35.9 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. During the nine months ended November 28, 2020, under the Cares Act, the Company recorded an additional $43.7 million benefit as a result of the fiscal 2019 net operating losses that can now be carried back to prior years during which the federal tax rate was 35%. In addition, during the three months and nine months ended November 28, 2020, the Company recorded credits of $1.0 million and $28.3 million, respectively, as an offset to selling, general and administrative expenses as a result of the employee retention credits made available under the CARES Act for U.S. employees and under the Canada Emergency Wage Subsidy for Canadian employees.

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

Revenues from gift cards, gift certificates and merchandise credits are recognized when redeemed. Gift cards have no provisions for reduction in the value of unused card balances over defined time periods and have no expiration dates. For the nine months ended November 28, 2020, the Company recognized net sales for gift card and merchandise credit redemptions of approximately $79.4 million, which were included in merchandise credit and gift card liabilities on the consolidated balance sheet as of February 29, 2020.

Sales returns are provided for in the period that the related sales are recorded based on historical experience. Although the estimate for sales returns has not varied materially from historical provisions, actual experience could vary from historical experience in the future if the level of sales return activity changes materially. In the future, if the Company concludes that an adjustment is required due to material changes in the returns activity, the liability for estimated returns and the corresponding right of return asset will be adjusted accordingly. As of November 28, 2020 and February 29, 2020, the Company recorded a liability for estimated returns of $63.2 million and $71.6 million, respectively, within accrued expenses and other current liabilities, and the corresponding right of return asset for merchandise of $40.2 million and $42.5 million, respectively, within prepaid expenses and other current assets.

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 35.7% and 64.3% of net sales, respectively, for the three months ended November 28, 2020, and approximately 35.0% and 65.0% of net sales, respectively, for the three months ended November 30, 2019. Sales of domestics merchandise and home furnishings accounted for approximately 35.4% and 64.6% of net sales, respectively, for the nine months ended November 28, 2020, and 36.4% and 63.6% of net sales, respectively, for the nine months ended November 30, 2019.

4) Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., "the exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. The hierarchy for inputs used in measuring fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or liability must be classified in its entirety based on the lowest level of input that is significant to the measurement of fair value. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

•Level 1 - Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.
•Level 2 - Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
•Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See "Investment Securities," Note 6).

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The book value of the Company's financial instruments, excluding long term debt, is representative of their fair values. The Company’s investment securities at February 29, 2020 consisted primarily of U.S. Treasury securities, which are stated at amortized cost and are based on quoted prices in active markets for identical instruments (Level 1 valuation). As of November 28, 2020 and February 29, 2020, the fair value of the Company’s long term debt was approximately $1.059 billion and $1.126 billion, respectively, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.195 billion and $1.495 billion, respectively.

5) Cash and Cash Equivalents

Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $161.6 million and $79.7 million as of November 28, 2020 and February 29, 2020, respectively.

6) Investment Securities

The Company’s investment securities as of November 28, 2020 and February 29, 2020 are as follows:

(in millions)	November 28, 2020	February 29, 2020
Available-for-sale securities:
Long term	$19.7	$20.3

Held-to-maturity securities:
Short term	—	385.6
Total investment securities	$19.7	$405.9

Auction Rate Securities

As of November 28, 2020 and February 29, 2020, the Company’s long term available-for-sale investment securities represented approximately $20.3 million par value of auction rate securities consisting of preferred shares of closed end municipal bond funds, less temporary valuation adjustments of approximately $528,000 and $5,000, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings.

U.S. Treasury Securities

As of February 29, 2020, the Company’s short term held-to maturity securities included approximately $385.6 million of U.S. Treasury Bills with remaining maturities of less than one year. There were no short term held-to maturity securities as of November 28, 2020. These securities are stated at their amortized cost, which approximates fair value.

7) Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are separately presented in the appropriate asset and liability sections of the balance sheet (See "Assets Held for Sale and Divestitures," Note 17). For the three and nine months ended November 28, 2020, the Company recorded $1.6 million and $84.0 million, respectively, of non-cash pre-tax impairment charges within impairments, including on assets held for sale, in its consolidated statement of operations for certain store-level assets, including leasehold improvements and operating lease assets. In the three and nine months ended November 30, 2019, the Company recorded $11.8 million and $40.1 million, respectively, for non-cash pre-tax impairment charges within impairments, including on assets held for sale, in its consolidated statement of operations for certain store-level assets, including leasehold improvements and operating lease assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

8) Property and Equipment

As of November 28, 2020 and February 29, 2020, included in property and equipment, net is accumulated depreciation of approximately $1.7 billion and $2.0 billion, respectively.

9) Leases

The Company leases retail stores, distribution facilities, offices and equipment under agreements expiring at various dates through 2041. The leases provide for original lease terms that generally range from 10 to 15 years and most leases provide for a series of five year renewal options, often at increased rents, the exercise of which is at the Company’s sole discretion. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial for the three and nine months ended November 28, 2020 and November 30, 2019), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

The Company subleases certain real estate to unrelated third parties, which have all been classified as operating leases. The Company recognizes sublease income on a straight-line basis over the sublease term, which generally ranges from 5-10 years. Most sublease arrangements provide for a series of five-year renewal options, the exercise of which are at the Company's sole discretion.

Similar to other retailers, during the nine months ended November 28, 2020, the Company has withheld portions of and/or delayed payments to certain landlords as the Company seeks to renegotiate payment terms, in order to further maintain liquidity given the temporary store closures. In some instances, the renegotiations have led to agreements with landlords for rent abatements or rental deferrals. Total payments withheld and/or delayed or deferred as of November 28, 2020 were approximately $36.2 million and are included in current liabilities. Additional negotiations of payment terms are still in process.

In accordance with the Financial Accounting Standards Board’s recent Staff Q&A regarding rent concessions related to the effects of the COVID-19 pandemic, the Company has elected to account for the concessions agreed to by landlords that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee as though enforceable rights and obligations for those concessions existed in the original lease agreements and the Company has elected to not remeasure the related lease liabilities and right-of-use assets. For qualifying rent abatement concessions, the Company has recorded negative lease expense for the amount of the concession during the period of relief, and for qualifying deferrals of rental payments, the Company has recognized a non-interest bearing payable in lieu of recognizing a decrease in cash for the lease payment that would have been made based on the original terms of the lease agreement, which will be reduced when the deferred payment is made in the future. During the nine months ended November 28, 2020, the Company recognized reduced rent expense of $7.8 million related to rent abatement concessions.

The components of total lease cost for the three and nine months ended November 28, 2020 and November 30, 2019, were as follows:

(in thousands)	Statement of Operations Location	Three Months Ended		Nine Months Ended
		November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Operating lease cost	Cost of sales and SG&A	$152,402	$142,941	$442,120	$430,614
Finance lease cost:
Depreciation of property	SG&A	642	648	1,938	1,944
Interest on lease liabilities	Interest expense, net	2,234	2,225	6,692	6,661
Variable lease cost	Cost of sales and SG&A	50,060	50,372	149,755	148,542
Sublease income	SG&A	(1,852)	(278)	(2,408)	(834)
Total lease cost		$203,486	$195,908	$598,097	$586,927

As of November 28, 2020 and February 29, 2020, assets and liabilities related to the Company’s operating and finance leases (excluding leases classified as held-for-sale) were as follows:

(in thousands)	Consolidated Balance Sheet Location	November 28, 2020	February 29, 2020
Assets
Operating leases	Operating lease assets	$1,615,969	$2,006,966
Finance leases	Property and equipment, net	1,409	69,287
Total lease assets		$1,617,378	$2,076,253

Liabilities
Current:
Operating leases	Current operating lease liabilities	$390,875	$463,005
Finance leases	Accrued expenses and other current liabilities	337	1,541
Noncurrent:
Operating leases	Operating lease liabilities	1,531,830	1,818,783
Finance leases	Other liabilities	1,281	102,412
Total lease liabilities		$1,924,323	$2,385,741

As of November 28, 2020, the Company’s lease liabilities (excluding leases classified as held-for-sale) mature as follows:

	Operating Leases	Finance Leases
Fiscal Year:
Remainder of 2020	$147,950	$104
2021	479,604	416
2022	405,805	416
2023	330,361	416
2024	272,559	381
2025	210,516	—
Thereafter	576,591	—
Total lease payments	$2,423,386	$1,733
Less imputed interest	(500,681)	(115)
Present value of lease liabilities	$1,922,705	$1,618

At November 28, 2020, the Company has entered into leases that have not commenced at 2 new locations planned for opening in fiscal 2021, for which aggregate minimum rental payments over the term of the leases were approximately $9.9 million.
The Company’s lease terms and discount rates were as follows:

	November 28, 2020	February 29, 2020
Weighted-average remaining lease term (in years)
Operating leases	7.0	6.6
Finance leases	4.2	25.7
Weighted-average discount rate
Operating leases	7.0%	6.2%
Finance leases	3.3%	9.0%

Other information with respect to the Company’s leases is as follows:

(in thousands)	Nine Months Ended
	November 28, 2020	November 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$431,679	423,877
Operating cash flows from finance leases	7,875	7,755
Operating lease assets obtained in exchange for new operating lease liabilities	236,222	320,989

10) Indefinite Lived Intangible Assets
The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually as of the end of the fiscal year or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, projecting future cash flows, determining appropriate discount rates and terminal growth rates, and other assumptions, to estimate the fair value of goodwill and indefinite lived intangible assets. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results. In the three months ended June 1, 2019, the Company recognized a non-cash pre-tax goodwill impairment charge of $391.1 million for its North American Retail reporting unit, and as of June 1, 2019, the Company did not have any goodwill recorded on its consolidated balance sheet.
Other indefinite-lived intangible assets were recorded as a result of acquisitions and primarily consist of tradenames. The Company values its tradenames using a relief-from-royalty approach, which assumes the value of the tradename is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the tradename and instead licensed the tradename from another company. The Company performed quantitative impairment analyses for certain of its other indefinite lived intangible assets by comparing the fair value of the tradenames to their carrying value, and recognized non-cash pre-tax tradename impairment charges of $2.4 million and $35.1 million, respectively, within impairments, including on assets held for sale, in its consolidated statements of operations for the three months and nine months ended November 28, 2020. During the nine months ended November 30, 2019, the Company recorded tradename impairment charges of $10.2 million. There were no tradename impairments recorded during the three months ended November 30, 2019. As of November 28, 2020, for the remaining other indefinite lived intangibles assets, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these other indefinite lived assets did not exceed their carrying values and concluded no such events or circumstances existed which would require an impairment test be performed. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.
The accompanying consolidated balance sheets as of November 28, 2020 and February 29, 2020 include $22.0 million and $91.2 million, respectively, for indefinite lived tradenames and trademarks within other assets.

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
The Notes were issued under an indenture (the "Base Indenture"), as supplemented by a first supplemental indenture (together, with the Base Indenture, the "Indenture"), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of November 28, 2020.
On August 10, 2020, the Company announced that it lifted its temporary suspension of planned debt reductions and had commenced cash tender offers (the "Cash Tender Offers") to purchase up to $300 million aggregate principal amount of its outstanding 4.915% senior unsecured notes due 2034 and 5.165% senior unsecured notes due 2044. On August 24, 2020, the Company announced the successful early results and early settlement date of its Cash Tender Offers. On August 28, 2020, the Company completed its Cash Tender Offers to purchase approximately $75.0 million aggregate principal amount of its 4.915% senior unsecured notes due 2034 and approximately $225.0 million aggregate principal amount of its 5.165% senior unsecured notes due 2044. The total consideration paid for the notes accepted for purchase of $220.9 million included an early tender premium of $50 per $1,000 principal amount of the notes accepted for purchase, plus accrued and unpaid interest up to, but not including, the early settlement date. The Company recorded a gain on extinguishment of debt of $77.0 million in its consolidated statement of operations for the nine months ended November 28, 2020, including the write off of unamortized debt financing costs related to the extinguished portion of the notes accepted for purchase and reacquisition costs. In fiscal 2018, the Company purchased and retired approximately $4.6 million of senior unsecured notes due August 1, 2024.
As of November 28, 2020 and February 29, 2020, unamortized deferred financing costs associated with the Company’s 3.749% senior unsecured notes due 2024, 4.915% senior unsecured notes due 2034 and 5.165% senior unsecured notes due 2044 were $5.1 million and $7.0 million, respectively, and are included in long-term debt in the Company's consolidated balance sheets.
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
The Credit Agreement provides for a secured asset-based revolving credit facility (the “ABL Facility”) with aggregate revolving commitments established at closing of $850 million, including a swingline subfacility and a letter of credit subfacility. The Credit Agreement has an uncommitted expansion feature which allows the Company to request, at any time following the delivery of an initial field exam and appraisal, an increase in aggregate revolving commitments under the ABL Facility or elect to enter into a first-in-last-out loan facility, collectively, in an aggregate amount of up to $375 million, subject to certain customary conditions. The Credit Agreement matures on June 19, 2023. A portion of the proceeds advanced under the Credit Agreement were used to refinance $236.4 million in borrowings outstanding under the Revolver. These borrowings were fully repaid in August 2020. As of November 28, 2020, the Company had no loans outstanding under the ABL Facility, but had outstanding letters of credit of $138.1 million.
The ABL Facility is secured on a first priority basis (subject to customary exceptions) on all accounts receivable (including credit card receivables), inventory, certain deposit accounts and securities accounts, and certain related assets, of the Company and its subsidiaries that are borrowers or guarantors under the ABL Facility. Amounts available to be drawn from time to time under the ABL Facility (including, in part, in the form of letters of credit) are equal to the lesser of (i) outstanding revolving commitments under the Credit Agreement and (ii) a borrowing base equal to the sum of (a) 90% of eligible credit card receivables, plus (b) 90% of eligible inventory, valued at the lower of cost or market value, determined on a weighted average cost basis, minus (c) customary reserves.
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
The Credit Agreement contains customary representations and warranties, events of default and financial, affirmative and negative covenants for facilities of this type, including but not limited to a springing financial covenant relating to a fixed charge coverage ratio, which will become effective if availability under the ABL Facility falls below a specified threshold, and restrictions on indebtedness, liens, investments and acquisitions, asset dispositions, restricted payments (including dividends and share repurchases) and prepayment of certain indebtedness. The Company was in compliance with all covenants related to the Credit Agreement as of November 28, 2020.
As of November 28, 2020 and February 29, 2020, deferred financing costs associated with the Company's revolving credit facilities were $6.8 million and $0.3 million, respectively, and were recorded in other assets in the Company's consolidated balance sheets.
The Company amortizes deferred financing costs for the Notes and the ABL Facility over their respective terms and such amortization is included in interest expense, net in the consolidated statements of operations. Interest expense related to the Notes and the revolving credit facilities, including the commitment fee and the amortization of deferred financing costs, was approximately $15.9 million and $18.2 million, respectively for the three months ended November 28, 2020 and November 30, 2019 and $55.8 million and $54.6 million, respectively, for the nine months ended November 28, 2020 and November 30, 2019.
12) Shareholders' Equity

The Company has authorization to make repurchases of shares of the Company’s common stock from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.
Between December 2004 and October 2020, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of up to $12.625 billion of the Company’s shares of common stock. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock, restricted stock units and performance stock unit awards.
On October 28, 2020, the Company entered into an accelerated share repurchase agreement (“ASR Agreement”) with JPMorgan Chase Bank, National Association (“JP Morgan”) to repurchase $225.0 million of the Company's common stock. Pursuant to the ASR Agreement, the Company paid $225.0 million to JP Morgan and received an initial delivery of 4.5 million shares of common stock, which was accounted for as a treasury stock transaction and resulted in a $92.4 million increase in treasury stock and reduced the number of weighted average shares outstanding. The final number of shares to be repurchased under the ASR Agreement will be based on the average of the daily volume-weighted average price of common stock during the term of the ASR Agreement, less a discount. The Company also recorded a $132.6 million decrease in additional paid in capital upon the inception of the ASR Agreement. At final settlement, which is expected to occur during the Company’s fiscal 2020 fourth quarter ending on February 27, 2021, JP Morgan may be required to deliver additional shares of common stock to the Company or, under certain circumstances, the Company may elect to either deliver shares or make a cash payment to JP Morgan. Subsequent to the end of the fiscal third quarter of 2020, on December 11, 2020, the Company’s Board of Directors approved a new accelerated share repurchase program to repurchase an aggregate of $150.0 million of the Company’s common stock, subject to market conditions, which is in addition to the $225.0 million accelerated share repurchase program announced in the third quarter of fiscal 2020, both of which are expected to be completed by the end of fiscal 2020. The Company also expanded the above share repurchase authorization by an additional $150.0 million, which increased the total share repurchase authorization to $12.775 billion.

In addition, during the three and nine months ended November 28, 2020, the Company repurchased approximately 0.1 million shares and 0.6 million shares, respectively, of its common stock to cover employee related taxes withheld on vested restricted stock, restricted stock units and performance stock unit awards, at a total cost of approximately $1.7 million and $4.7 million, respectively, bringing the aggregate total of common stock repurchased to approximately 222.3 million shares for a total cost of approximately $10.8 billion since the initial authorization in December 2004. During the three and nine months ended November 30, 2019, the Company repurchased approximately 0.1 million and 6.8 million shares, respectively, of its common stock at a total cost of approximately $1.2 million and $99.1 million, respectively.
The Company had approximately $1.8 billion remaining of authorized share repurchases as of November 28, 2020, before the Company's Board of Directors approved a $150.0 million increase to the Company's existing share repurchase authorization in December 2020. The Company reviews its alternatives with respect to its capital structure on an ongoing basis. The Company’s share repurchase program could change, and any future share repurchases will be subject to the determination of the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors, including the restrictions on share repurchases under the Credit Agreement (see “Long Term Debt,” Note 11).
During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. During the nine months ended November 28, 2020 and November 30, 2019, total cash dividends of $23.1 million and $64.3 million were paid, respectively. In March 2020, the Company suspended its future quarterly declarations of cash dividends as a result of the COVID-19 pandemic. Any future quarterly cash dividend payments on its common stock will be subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors, including the restrictions on the payment of dividends contained in the Credit Agreement (See “Long Term Debt,” Note 11).
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

Stock-based compensation expense for the three and nine months ended November 28, 2020 was approximately $7.2 million ($3.8 million after tax or $0.03 per diluted share) and approximately $23.1 million ($12.5 million after tax or $0.10 per diluted share), respectively. Stock-based compensation expense for the three and nine months ended November 30, 2019 was approximately $4.7 million ($3.8 million after tax or $0.03 per diluted share) and approximately $36.1 million ($29.6 million after tax or $0.24 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the nine months ended November 28, 2020 and November 30, 2019 was approximately $0.6 million and $0.7 million, respectively.

Incentive Compensation Plans

The Company may grant awards under the Bed Bath & Beyond 2018 Incentive Compensation Plan (the “2018 Plan”) and the Bed Bath & Beyond 2012 Incentive Compensation Plan (the "2012 Plan"). The 2018 Plan includes an aggregate of 4.6 million shares of common stock authorized for issuance of awards permitted under the 2018 Plan, including stock options, stock appreciation rights, restricted stock awards, performance awards and other stock based awards. The 2018 Plan supplements the 2012 Plan, which amended and restated the Bed Bath & Beyond 2004 Incentive Compensation Plan (the “2004 Plan”). The 2012 Plan includes an aggregate of 43.2 million common shares authorized for issuance of awards permitted under the 2012 Plan (similar to the 2018 Plan). Outstanding awards that were covered by the 2004 Plan continue to be in effect under the 2012 Plan.

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

The Company generally issues new shares for stock option exercises, restricted stock awards and vesting of restricted stock units and performance stock units. The 2018 Plan expires in May 2028. The 2012 Plan expires in May 2022.
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
Stock Options
Stock option grants were issued at fair market value on the date of grant and generally became exercisable in either three or five equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Option grants expired eight years after the date of grant. All option grants are nonqualified. During the nine months ended November 28, 2020, the remaining 822,633 options outstanding were forfeited and there were no options outstanding as of November 28, 2020.
Restricted Stock
Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five to seven equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock is based solely on time vesting. As of November 28, 2020, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock awards was $29.0 million, which is expected to be recognized over a weighted average period of 3.0 years.
Changes in the Company’s restricted stock for the nine months ended November 28, 2020 were as follows:

(Shares in thousands)	Number of Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested restricted stock, beginning of period	2,445	$35.50
Granted	95	8.09
Vested	(580)	42.74
Forfeited	(638)	32.96
Unvested restricted stock, end of period	1,322	$31.58
Restricted Stock Units ("RSUs")
RSUs are issued and measured at fair market value on the date of grant and generally become vested in one to three equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. RSUs are converted into shares of common stock upon vesting. During the nine months ended November 28, 2020, the Company granted 2,233,531 of RSUs with a weighted average grant-date fair value of $13.90. As of November 28, 2020, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was $27.7 million, which is expected to be recognized over a weighted average period of 2.7 years.
Performance Stock Units ("PSUs")
PSUs are issued and measured at fair market value on the date of grant. Vesting of PSUs awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test during a one-year period from the date of grant and during a three-year period from the date of grant and, assuming achievement of the performance-based test, time vesting over periods of up to four years, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. For PSUs granted in fiscal 2019, performance during the one-year period is based on Earnings Before Interest and Taxes ("EBIT") relative to a target amount and performance during the three-year period is based on a combination of total shareholder return relative to a peer group of the Company and cumulative EBIT relative to a target amount. The achievement of PSU awards ranges from a floor of zero to a cap of 150% of target achievement. For awards granted in fiscal 2018 and prior, performance during the three-year period were based on Return on Invested Capital ("ROIC") or a combination of EBIT margin and ROIC relative to a peer group. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the Company’s estimate of the percentage of the award that will be achieved. The Company evaluates the estimate on these awards on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of November 28, 2020, there was $6.9 million of unrecognized compensation expense associated with these awards, which is expected to be recognized over a weighted average period of 2.6 years.

The fair value of the PSUs granted in fiscal 2020 for which performance during the three-year period will be based on a relative three-year Total Shareholder Return ("TSR") goal relative to a peer group was estimated on the date of the grant using a Monte Carlo simulation that uses the assumptions noted in the following table.

Nine Months Ended
Monte Carlo Simulation Assumptions	November 28, 2020
Risk Free Interest Rate	0.26%
Expected Dividend Yield	—%
Expected Volatility	51.45%
Expected Term	3 years

Changes in the Company’s PSUs for the nine months ended November 28, 2020 were as follows:

(Shares in thousands)	Number of Performance Stock Units	Weighted Average Grant-Date Fair Value
Unvested performance stock units, beginning of period	1,414	$21.57
Granted	647	12.17
Vested	(344)	37.50
Forfeited or performance condition adjustments	(249)	17.96
Unvested performance stock units, end of period	1,468	$14.31

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

RSUs granted as inducement awards are issued and measured at fair market value on the date of grant and generally become vested in one to three equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Changes in the RSUs granted as inducement awards for the nine months ended November 28, 2020 were as follows:

(Shares in thousands)	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units, beginning of period	579	$13.65
Granted	816	6.33
Vested	(446)	13.65
Forfeited	—	—
Unvested restricted stock units, end of period	949	$7.36

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

Other than with respect to the vesting schedule described above, these inducement awards are generally subject to substantially the same terms and conditions as awards that are made under the 2018 Plan. As of November 28, 2020, unrecognized compensation expense related to the unvested portion of the RSU and PSU inducement awards was $5.5 million and $1.7 million, respectively, which is expected to be recognized over a weighted average period of 2.0 years and 0.9 years, respectively. Each inducement award recipient must hold at least fifty percent (50%) of the after-tax shares of common stock received pursuant to the inducement awards until they have satisfied the terms of the Company’s stock ownership guidelines.

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
Stock-based awards for the three and nine months ended November 28, 2020 of approximately 1.3 million and 2.3 million, respectively, and three and nine months ended November 30, 2019 of approximately 5.0 million and 6.2 million, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

15) Supplemental Cash Flow Information

The Company paid income taxes of $5.1 million and $40.2 million in the first nine months of fiscal 2020 and 2019, respectively. In addition, the Company made interest payments of approximately $44.4 million and $42.8 million in the first nine months of fiscal 2020 and 2019, respectively.
The Company recorded an accrual for capital expenditures of $16.2 million and $21.9 million as of November 28, 2020 and November 30, 2019, respectively. The Company's accrual for dividends payable was $2.6 million and $27.0 million, respectively, as of November 28, 2020 and November 30, 2019.

16) Restructuring Activities
Fiscal 2020 Restructuring Charges
The Company recorded $30.7 million and $61.6 million, respectively, within cost of sales and restructuring and transformation initiative expenses in its consolidated statements of operations for the three and nine months ended November 28, 2020 for costs associated with its planned store closures as part of the network optimization plan for which the store closure process has commenced, workforce reduction and other transformation initiatives.
As part of the Company's ongoing business transformation, on July 6, 2020, the Board of Directors of the Company approved the planned closure of approximately 200 mostly Bed Bath & Beyond stores over the next two years as part of the Company's store network optimization program. During the third quarter of fiscal 2020, the Company initiated store closing activities for more than 70 Bed Bath & Beyond stores and expects to close a total of approximately 120 Bed Bath & Beyond stores by the end of fiscal 2020. For the three and nine months ended November 28, 2020, the Company recorded costs associated with its planned store closures for which the store closing process has commenced of $13.9 million in cost of sales, and $5.3 million of severance costs and $3.1 million of lease-related costs within restructuring and transformation initiative expenses in its consolidated statements of operations. At this point, the Company is unable to estimate the amount or range of amounts expected to be incurred in connection with future store closures and will provide such estimates as they become available.
In addition, during the second quarter of fiscal 2020, the Company announced a major realignment of its organizational structure as part of its transformation initiative, to further simplify the Company's operations, support investment in its strategic growth plans, and provide additional financial flexibility. In connection with the organization realignment, the Company implemented a workforce reduction of approximately 2,800 roles from across its corporate headquarters and retail stores. During the second quarter of fiscal 2020, the Company recorded pre-tax restructuring charges of approximately $23.1 million within restructuring and transformation initiative expenses in its consolidated statements of operations, related to severance and associated costs for this workforce reduction, all of which have been paid as of November 28, 2020.
During the three and nine months ended November 28, 2020, the Company also recorded costs of approximately $8.4 million and $16.2 million, respectively, relating to its other transformation initiatives within restructuring and transformation initiative expenses in its consolidated statements of operations.
Fiscal 2019 Restructuring Charges
During fiscal 2019, the Company expensed pre-tax restructuring charges of approximately $102.5 million, primarily for severance and related costs in conjunction with its transformation initiatives and extensive leadership changes, within selling, general and administrative expenses in its consolidated statement of operations. As of November 28, 2020 and February 29, 2020, the Company's restructuring accrual was approximately $20.1 million and $73.4 million, respectively, primarily reflecting payments of $52.2 million during the nine months ended November 28, 2020.

17) Assets Held for Sale and Divestitures
Assets Held for Sale
The Company has included businesses classified as held for sale within its continuing operations as their dispositions do not represent a strategic shift that will have a major effect on the Company’s operations and financial results.
At November 28, 2020, certain assets and liabilities related to Cost Plus World Market were classified as held for sale on the Company's consolidated balance sheet. The Company also recorded a charge of $54.0 million to remeasure the disposal group to the lower of carrying value or fair value less costs to sell, which is included in impairments, including on assets held for sale in the Company's consolidated statements of operations for the three and nine months ended November 28, 2020. Subsequent to the end of the fiscal third quarter of 2020, the Company entered into a definitive agreement to sell Cost Plus World Market to Kingswood Capital Management, a Los Angeles-based private equity firm, for $110 million, subject to certain working capital and other adjustments. The transaction is expected to close during the fourth quarter of fiscal 2020, subject to customary closing conditions.
At February 29, 2020, certain assets and liabilities of Personalization Mall.com ("PMall") and One Kings Lane ("OKL") were classified as held for sale on the Company's consolidated balance sheet. PMall and OKL were sold during fiscal 2020, as further described below.
Divestitures
On February 14, 2020, the Company entered into a definitive agreement to sell PMall to 1-800-FLOWERS.COM, Inc. for $252 million, subject to certain working capital and other adjustments. The buyer was required to close the transaction on March 30, 2020, but failed to do so. Accordingly, the Company had filed an action to require the buyer to close the transaction. On July 20, 2020, the Company entered into a settlement agreement with respect to the litigation. Under this agreement, 1-800-FLOWERS.COM agreed to move forward with its purchase of PMall from the Company for $245 million, subject to certain working capital and other adjustments. The transaction closed on August 3, 2020. Net proceeds from the sale of PMall were $244.8 million, subject to certain working capital and other adjustments, and the Company recognized a gain on the sale of approximately $189.5 million, which was recorded in loss (gain) on sale of businesses in its consolidated statement of operations for the nine months ended November 28, 2020. Upon the close of the transaction, Bed Bath & Beyond withdrew the litigation against 1-800-FLOWERS.COM and 800-FLOWERS, INC.
On April 13, 2020, the Company completed the sale of OKL. Proceeds from the sale were not material.
On October 11, 2020, the Company entered into definitive agreements to sell Christmas Tree Shops ("CTS") to Handil Holdings LLC and to sell one of the CTS distribution facilities to an institutional buyer, with a leaseback term of nine months, to provide business continuity to the Company for some of its operations currently using the facility. These transactions were completed during the third quarter of fiscal 2020, generating approximately $233.8 million in proceeds, subject to certain working capital and other adjustments, and the Company recognized a loss on sale of approximately $51.1 million, which was recorded in loss (gain) on sale of businesses in its consolidated statements of operations for the three and nine months ended November 28, 2020.
On October 11, 2020, the Company entered into a definitive agreement to sell Linen Holdings to The Linen Group, LLC, an affiliate of Lion Equity Partners. On October 24, 2020, the Company completed the sale of Linen Holdings for approximately $11.9 million, subject to certain working capital and other adjustments, and recognized a loss on the sale of $62.8 million, which was recorded in loss (gain) on sale of businesses in its consolidated statements of operations for the three and nine months ended November 28, 2020.

18) Commitments and Contingencies

A putative securities class action was filed on April 14, 2020 against the Company and three of its officers and/or directors (Mark Tritton, Mary Winston (the Company’s former Interim Chief Executive Officer) and Robyn D’Elia (the Company’s former Chief Financial Officer and Treasurer)) in the United States District Court for the District of New Jersey (the "New Jersey federal court"). The case, which is captioned Vitiello v. Bed Bath & Beyond Inc., et al., Case No. 2:20-cv-04240-MCA-MAH, asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") on behalf of a putative class of purchasers of the Company’s securities from October 2, 2019 through February 11, 2020. The Complaint alleges that certain of the Company’s disclosures about financial performance and certain other public statements during the putative class period were materially false or misleading. A similar putative securities class action, asserting the same claims on behalf of the same putative class against the same defendants, was filed on April 30, 2020. That case, captioned Kirkland v. Bed Bath & Beyond Inc., et al., Case No. 1:20-cv-05339-MCA-MAH, is also pending in the United States District Court for the District of New Jersey. On August 14, 2020, the court consolidated the two cases and appointed Kavin Bakhda as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995. Lead plaintiff and additional named plaintiff Richard Lipka filed an Amended Class Action Complaint on October 20, 2020, on behalf of a putative class of purchasers of the Company’s securities from September 4, 2019 through February 11, 2020. Defendants moved to dismiss the Amended Complaint on December 21, 2020.

On July 10, 2020, the first of three related shareholder derivative actions was filed in the New Jersey federal court on behalf of the Company against various present and former directors and officers. The case, which is captioned Salu v. Tritton, et al., Case No. 2:20-cv-08673-MCA-MAH (D.N.J.), asserts claims under §§ 10(b) and 20(a) of the Exchange Act and for breach of fiduciary duty, unjust enrichment, and waste of corporate assets under state law arising from the events underlying the securities class actions described above and from the Company’s repurchases of its own shares during the class period pled in the securities cases. The two other derivative actions, which assert similar claims, are captioned Grooms v. Tritton, et al., Case No. 2:20-cv-09610-SDW-RDW (D.N.J.) (filed July 29, 2020), and Mantia v. Fleming, et al., Case No. 2:20-cv-09763-MCA-MAH (D.N.J.) (filed July 31, 2020). On August 5, 2020, the court signed a stipulation by the parties in the Salu case to stay that action pending disposition of a motion to dismiss in the securities class action, subject to various terms outlined in the stipulation. The parties in all three derivative cases have moved to consolidate them and to apply the Salu stay of proceedings to all three actions. The court granted the motion on October 14, 2020.

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

The District Attorney's office for the County of Ventura, together with District Attorneys for other counties in California (together, the “District Attorneys"), recently concluded an investigation regarding the management and disposal at the Company’s stores in California of certain materials that may be deemed hazardous or universal waste under California law. On March 19, 2019, the District Attorneys provided the Company with a settlement demand that included a proposed civil penalty, reimbursement of investigation costs, and certain injunctive relief, including modifications to the Company’s existing compliance program, which already includes associate training, on-going review of disposal rules applicable to various product categories, and specialized third-party disposal. During the nine months ended November 28, 2020, the Company and the District Attorneys agreed to final terms on a settlement payment of approximately $1.5 million to resolve the matter. The Company has also agreed to spend $171,000 over the next 36 months on refinements to its compliance program.  The Company and District Attorneys executed a Stipulated Judgment to this effect, which was recently filed with the court. As of November 28, 2020 and February 29, 2020, the Company had recorded an accrual for the estimated probable loss for this matter. Subsequent to the end of the third quarter of fiscal 2020, the Company made the settlement payment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the "Company") is an omnichannel retailer that makes it easy for its customers to feel at home. The Company sells a wide assortment of merchandise in the Home, Baby, Beauty and Wellness markets and operates under the names Bed Bath & Beyond ("BBB"), Harmon, Harmon Face Values, or Face Values (collectively, "Harmon"), and buybuy BABY ("Baby"). In December 2020, subsequent to the end of the third quarter of fiscal 2020, the Company entered into a definitive agreement to sell its Cost Plus World Market retail banner, which is expected to be completed by the end of fiscal 2020, subject to customary closing conditions. Customers can purchase products either in-store, online, with a mobile device or through a customer contact center. The Company generally has the ability to have customer purchases picked up in-store, curbside or shipped direct to the customer from the Company’s distribution facilities, stores or vendors. The Company also operates Decorist, an online interior design platform that provides personalized home design services. In addition, the Company is a partner in a joint venture which operates retail stores in Mexico under the name Bed Bath & Beyond.

The Company has accounted for its operations as two operating segments: North American Retail and Institutional Sales, which did not meet the quantitative thresholds under GAAP and, therefore, was not a reportable segment. The Institutional Sales operating segment was comprised of Linen Holdings, which was divested in October 2020.

The Company has undertaken significant changes over the past year, including extensive changes to its Board of Directors and executive leadership, as well as development of essential strategies and plans to focus on and grow its core Home, Baby, Beauty and Wellness businesses for long-term success. In recent months, as the world responds to the unparalleled challenge of the COVID-19 pandemic, the Company has taken aggressive and thoughtful steps to safeguard its people and communities while it continues to serve customers. As it did with many other businesses, the COVID-19 pandemic served as a catalyst to accelerate the pace of change and innovation across the Company, advancing ongoing efforts to reset the Company’s cost structure and build a modern, durable model for long-term profitable growth.

As part of its business transformation plan, the Company is pursuing a comprehensive cost restructuring program, to drive profit improvement over the next two-to-three years. The Company expects to reinvest a portion of the expected cost savings into future growth initiatives. Key components of the expected profit improvement include:
•Approximately $100 million in annual savings from its previously disclosed store network optimization project which includes the planned closure of approximately 200 mostly Bed Bath & Beyond stores over the next two years. During the third quarter of fiscal 2020, the Company initiated store closing activities for more than 70 Bed Bath & Beyond stores and expects to close approximately 120 Bed Bath & Beyond stores by the end of fiscal 2020. The Company continues to believe that its physical store channel is an asset for its transformation into a digital-first company, especially with new omni-fulfillment capabilities in Buy-Online-Pick-Up-In-Store (BOPIS), Curbside Pickup and Same Day Delivery;
•Approximately $200 million in annual savings from product sourcing, through renegotiations with existing vendors; and
•Approximately $100 to $150 million in annual selling, general and administrative expense savings from continued optimization of its corporate overhead cost structure and reductions in other discretionary expense. During the second quarter of fiscal 2020, the Company implemented a workforce reduction of approximately 2,800 roles from across its corporate headquarters and retail stores, designed to further reduce layers at the corporate level, significantly reposition field operations to better serve customers in a digital-first environment, and realign technology, supply chain and merchandising teams to support the Company's strategic growth initiatives.
In connection with the above restructuring and transformation initiatives, the Company recorded $30.7 million and $61.6 million, respectively, within cost of sales and restructuring and transformation initiative expenses in its consolidated statements of operations for the three and nine months ended November 28, 2020 for costs associated with its planned store closures as part of the network optimization plan for which the store closure process has commenced, workforce reduction and other transformation initiatives. At this point, the Company is unable to estimate the amount or range of amounts expected to be incurred in connection with future store closures and will provide such estimates as they become available.

On October 28, 2020, the Company held its first Investor Day to unveil the details of a comprehensive strategy designed to unlock growth and drive significant shareholder value as it rebuilds authority in the Home, Baby and Beauty & Wellness markets. This strategy includes resetting its assortment, and providing a more curated, inspirational and differentiated product collection across categories; offering a clear and compelling price-value proposition designed to increase relevance with customers while at the same time driving productivity and cost savings; leveraging its stores as a strategic asset that deliver fast and convenient shopping for its digital-first customers; and modernizing operational proficiencies in an effort to deliver a technology-powered foundation to support sustainable growth, improved margins and greater cash generation.
On December 14, 2020, the Company announced that it entered into a definitive agreement to sell Cost Plus World Market to Kingswood Capital Management, a Los Angeles-based private equity firm, for $110 million, subject to certain working capital and other adjustments. The transaction is expected to close during the fourth quarter of fiscal 2020, subject to customary closing conditions. At November 28, 2020, certain assets and liabilities related to Cost Plus World Market were classified as held for sale on the Company's consolidated balance sheet.
On October 11, 2020, the Company entered into a definitive agreements to sell Christmas Tree Shops ("CTS") to Handil Holdings LLC and to sell one of the CTS distribution facilities to an institutional buyer, with a leaseback term of nine months, to provide business continuity to the Company for some of its operations currently using the facility. These transactions were completed during the third quarter of fiscal 2020, generating approximately $233.8 million in proceeds, subject to certain working capital and other adjustments.
On October 11, 2020, the Company entered into a definitive agreement to sell Linen Holdings to The Linen Group, LLC, an affiliate of Lion Equity Partners. On October 24, 2020, the Company completed the sale of Linen Holdings for approximately $11.9 million, subject to certain working capital and other adjustments.
On February 14, 2020, the Company entered into a definitive agreement to sell PersonalizationMall.com ("PMall") to 1-800-FLOWERS.COM for $252 million, subject to certain working capital and other adjustments. The buyer was required to close the PMall transaction on March 30, 2020, but failed to do so. Accordingly, the Company filed an action to require the buyer to close the transaction.  On July 20, 2020, the Company entered into a settlement agreement with respect to the litigation. Under this agreement, 1-800-FLOWERS.COM agreed to move forward with its purchase of PMall for $245 million, subject to certain working capital and other adjustments. The transaction closed on August 3, 2020. During the first quarter of fiscal 2020, the Company also sold One Kings Lane to a third party for an amount that was not material.
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

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The pandemic has materially disrupted the operations of the Company to date. The consequences of the pandemic and impact to the economy continue to evolve and the full extent of the impact is still uncertain. As a result of ‘social distancing’ measures put into effect in March 2020, the Company began to temporarily close certain store locations that did not have a health and personal care department and, as of March 23, 2020, all retail banner stores across the U.S .and Canada were temporarily closed except for most stand-alone Baby and Harmon stores, subject to state and local regulations. In May 2020, the Company announced a phased approach to re-open its stores, subject to state and local regulations. As of the end of July 2020, nearly all of the Company's stores had re-opened, in accordance with state and local regulations. The Company cannot predict, however, whether reopened stores will remain open, particularly if the pandemic's effects increase over the winter season. In addition, the Company expanded its recently rolled out BOPIS, contactless Curbside Pickup and Same Day Delivery services to cover the vast majority of stores.
In conjunction with the temporary store closures, the Company implemented additional cost reductions, including a furlough of the majority of store associates and a portion of corporate associates. The Company provided impacted store associates with applicable pay and benefits through April 3, 2020, and impacted corporate associates with pay and benefits through April 18, 2020. In addition, the Company had continued to pay 100% of the cost of healthcare premiums for all associates who participated in the Company’s health plan. Nearly all of the associates who were subject to furlough have returned as of November 28, 2020. The Company also implemented a temporary reduction in salaries of the Company’s executive team by 30% through May 16, 2020, and a temporary reduction in the quarterly cash compensation of the independent members of the Board of Directors by 30% for the fiscal 2020 first quarter. The Company also modified its fiscal 2020 capital investments, focusing on its core business and key projects that support its digital and omni fulfillment capabilities, including the introduction of BOPIS and contactless Curbside Pickup services, omni inventory management, and digital marketing and personalization.

The Company has and will continue to seek opportunities to mitigate the impact of the COVID-19 pandemic, including, among others, renegotiating payment terms for goods, services and rent, managing inventory levels, and reducing discretionary spending such as business travel and advertising and expense associated with the maintenance of stores that were temporarily closed. The COVID-19 pandemic materially adversely impacted the Company’s results of operations and cash flows in fiscal 2020 to date, and could continue to materially impact results of operations and cash flows as well as the Company’s financial condition. Given the uncertainties regarding the spread of the virus, the timing of the economic recovery and the resurgence of the virus, the related financial impact cannot be reasonably predicted or estimated at this time.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the United States. The CARES Act is an emergency economic aid package to help mitigate the impact of the COVID-19 pandemic. Among other things, the CARES Act provides certain changes to tax laws, which may impact the Company’s results of operations, financial position and cash flows. The Company is currently implementing certain provisions of the CARES Act, such as deferring employer payroll taxes and utilizing the ability to carry back and deduct losses to offset prior income in previously filed tax returns. As of November 28, 2020, the Company has deferred $35.9 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. During the nine months ended November 28, 2020, the Company recorded an additional $43.7 million benefit as a result of the fiscal 2019 net operating losses that can now be carried back to prior years during which the federal tax rate was 35% under the CARES Act. In addition, the Company recorded a credit of $28.3 million as an offset to selling, general and administrative expenses as a result of the employee retention credits made available under the CARES Act for U.S. employees and under the Canada Emergency Wage Subsidy for Canadian employees during the nine months ended November 28, 2020.

The following represents an overview of the Company’s financial performance for the periods indicated:

•Net sales for the three months ended November 28, 2020 were $2.618 billion, a decrease of approximately 5.1% as compared with the three months ended November 30, 2019. Net sales for the nine months ended November 28, 2020 were $6.614 billion, a decrease of approximately 17.9% as compared with the nine months ended November 30, 2019. As noted above, the majority of the Company's stores were closed beginning March 23, 2020, except for most stand-alone Baby and Harmon stores, which remained open during such period, subject to state and local regulations, through July 2020. Nearly all stores reopened as of July 2020. The decline in net sales for the three and nine months ended November 28, 2020 also reflected the business divestitures described above.
•Net sales consummated through digital channels increased approximately 75% and 82%, respectively, and net sales consummated in-store declined approximately 17.0% and 37.0%, respectively, for the three and nine months ended November 28, 2020. Net sales consummated through digital channels represented approximately one third the Company's net sales for the three and nine months ended November 28, 2020, respectively.

▪Comparable sales for the three months ended November 28, 2020 increased by approximately 2.4%, compared to a decrease of approximately 8.3% for the three months ended November 30, 2019. As a result of the extended closure of the majority of the Company’s stores due to the COVID-19 pandemic and the Company’s policy of excluding extended store closures from its comparable sales calculation, the Company believes that comparable sales were not a meaningful metric for the first quarter of fiscal 2020 and, therefore, are not a meaningful metric for the nine months ended November 28, 2020. For the nine months ended November 30, 2019, comparable sales decreased by approximately 7.2%.
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
Stores relocated or expanded are excluded from comparable sales if the change in square footage would cause meaningful disparity in sales over the prior period. In the case of a store to be closed, such store’s sales are not considered comparable once the store closing process has commenced. Stores impacted by unusual and unexpected events outside the Company’s control, including the COVID-19 pandemic, severe weather, fire or floods, are excluded from comparable sales for the period of time that such event would cause a meaningful disparity in sales over the prior period. One Kings Lane and PMall are excluded from the comparable sales calculation beginning in the second quarter of fiscal 2020 due to their divestiture and Christmas Tree Shops is excluded from the comparable sales calculation beginning in fiscal November of 2020 due to its divestiture. Linen Holdings has always been excluded from the comparable sales calculation, as it represents non-retail activity.
•Gross profit for the three months ended November 28, 2020 was $956.6 million, or 36.5% of net sales, compared with $913.8 million, or 33.1% of net sales, for the three months ended November 30, 2019. Gross profit for the nine months ended November 28, 2020 was $2.293 billion, or 34.7% of net sales, compared with $2.528 billion, or 31.4% of net sales, for the nine months ended November 30, 2019. The Company's gross profit margin in the three and nine months ended November 28, 2020 includes a net benefit of approximately $30.4 million and $53.4 million, respectively, from the reduction of incremental markdown reserves taken in the prior year, partially offset by an increase for restructuring and transformation initiatives. The Company's gross profit margin in the prior year reflected an incremental reserve for future markdowns of approximately $169.8 million related to the Company's transformation initiatives, which was an incremental charge to the actual markdowns recorded in the second and third quarters of fiscal 2019.
•Selling, general and administrative expenses ("SG&A") for the three months ended November 28, 2020 were $890.7 million, or 34.0% of net sales, compared with $931.8 million, or 33.8% of net sales, for the three months ended November 30, 2019. SG&A for the nine months ended November 28, 2020 were $2.461 billion, or 37.2% of net sales, compared with $2.705 billion, or 33.6% of net sales, for the nine months ended November 30, 2019.
•Impairments, including on assets held for sale, for the three and nine months ended November 28, 2020 were $58.0 million or 2.2% of net sales, and $172.4 million or 2.6% of net sales, respectively, which included a loss on business held for sale of $54.0 million to remeasure Cost Plus to the lower of its carrying value or fair value less costs to sell. Impairment charges for the three and nine months ended November 30, 2019 were $11.8 million, or 0.4% of net sales and $441.4 million or 5.5% of net sales, respectively.
•Restructuring and transformation expenses during the three and nine months ended November 28, 2020 were $16.8 million and $47.6 million, respectively, primarily related to severance costs recorded in connection with the workforce reduction and store network optimization programs described above, as well as other restructuring activities.
•Loss (gain) on sale of business included a $113.9 million loss for the three months ended November 28, 2020 and a $75.6 million gain for the nine months ended November 28, 2020, which included losses on the sales of Linen Holdings and CTS during the third quarter of fiscal 2020 and a gain on the sale of PMall during the second quarter of 2020.

•Interest expense, net for the three and nine months ended November 28, 2020 was $17.8 million and $58.3 million, respectively, compared with $17.2 million and $49.4 million, respectively, for the three and nine months ended November 30, 2019.
•Gain on extinguishment of debt for the nine months ended November 28, 2020 of $77.0 million related to partial repayment of senior unsecured notes in August 2020.
•The effective tax rate for the three and nine months ended November 28, 2020 was 46.4% and 45.7%, respectively, as compared with 17.9% for both the three and nine months ended November 30, 2019. For the three and nine months ended November 28, 2020, the effective tax rate includes the impact of the benefits relating to the sales CTS and Linen Holdings and relating to the loss on Cost Plus that is classified as held-for sale, partially offset by the impact of impairment charges for tradename and certain store-level assets, and other discrete tax items. The effective tax rate for the nine months ended November 28, 2020 also includes a $43.7 million benefit related to fiscal 2019 net operating loss carry-back under the CARES Act, as described above, and the gain on sale of PMall. For the three and nine months ended November 30, 2019, the effective tax rate reflects the impact of charges for goodwill and other impairments and severance costs, portions of which are non-deductible for tax purposes, and other discrete tax items resulting in net after tax costs of approximately $3.5 million and $10.5 million, respectively.
•For the three months ended November 28, 2020, net loss per diluted share was $(0.61) ($(75.4) million), as compared with net loss per diluted share of $(0.31) ($(38.6) million) for three months ended November 30, 2019. The unfavorable change in net loss per diluted share for the three months ended November 28, 2020 was due to higher net loss due to the items described above and the impact of the Company's repurchases of common stock. Net loss per diluted share for the three months ended November 28, 2020 was unfavorably impacted by $0.69 per share, attributable to the net loss on sale of businesses, charges recorded in connection with the restructuring and transformation initiatives, and non-cash impairment charges related to a business held for sale, tradename and certain store-level assets, partially offset by a benefit from the reduction of non-recurring inventory reserves. Net loss per diluted share for the three months ended November 30, 2019 included a net benefit of approximately $0.07 per diluted share from the favorable impact from an adjustment to the incremental inventory reserve for future markdowns related to the Company's transformation initiatives, partially offset by a non-cash charge for the impairment of certain store-level assets incurred during the fiscal third quarter of 2019.
For the nine months ended November 28, 2020, net loss per diluted share was $(1.29) ($(159.8) million), as compared with net loss per diluted share of $(4.40) ($(548.4) million) for the nine months ended November 30, 2019. The favorable change in net loss per diluted share for the nine months ended November 28, 2020 reflected the improvement in earnings due to the items described above and the impact of the Company's repurchases of common stock. Net loss per diluted share for the nine months ended November 28, 2020 includes the net favorable impact of $0.09 per share related to the net gain on sale of businesses, gain on partial extinguishment of debt and a benefit from the reduction of non-recurring inventory reserves, partially offset by non-cash impairment charges related to a business held for sale, tradename and certain store-level assets and charges recorded in connection with the restructuring and transformation initiatives. Net loss per diluted share for the nine months ended November 30, 2019 included the unfavorable impact of $4.48 per diluted share during the nine months ended November 30, 2019 related to goodwill and other impairment charges, including non-cash store impairment charges, an incremental reserve for future markdowns related to the Company's transformation initiatives, severance costs and shareholder activity costs.
Capital expenditures for the nine months ended November 28, 2020 and November 30, 2019 were $117.3 million and $188.4 million, respectively. In the first nine months of fiscal 2020, approximately 65% of the capital expenditures related to pre-planned technology projects, including inventory and warehouse management capabilities such as advanced allocation logic and replenishment strategies to meet changing customer needs. The remaining capital expenditures were primarily related to investments in existing stores.

The Company continues to review and prioritize its capital needs and remains committed to making the required investments in its infrastructure to help position the Company for continued growth and success. Key areas of investment include: continuing to improve the presentation and content as well as the functionality, general search and navigation across its customer facing digital channels; improving customer data integration and customer relations management capabilities; continuing to enhance service offerings to its customers; continuing to strengthen and deepen its information technology, analytics, marketing and e-commerce groups; and creating more flexible fulfillment options designed to improve the Company’s delivery capabilities and lower the Company’s shipping costs. These and other investments are expected to, among other things, provide a seamless and compelling customer experience across the Company’s omnichannel retail platform. As a result of the COVID-19 pandemic, the Company is prioritizing essential capital expenditures for fiscal 2020 to drive strategic growth plans, including investments in digital, BOPIS and Curbside Pickup service offerings, and has postponed certain previously planned capital expenditures, including some store remodels.

During the nine months ended November 28, 2020, the Company opened a total of five new stores and closed 30 stores. The Company plans to continue to actively manage its real estate portfolio in order to permit store sizes, layouts, locations and offerings to evolve over time to optimize market profitability and will renovate or reposition stores within markets when appropriate. Over the past several years, the Company’s pace of its store openings has slowed, and the Company has increased the number of store closings. The Company has approximately 150 store leases that are up for renewal in the remainder of 2020, which provide opportunity to evaluate additional store closures and relocations. Some portion of these stores will be included in the Company's store network optimization program discussed above.
During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. During the nine months ended November 28, 2020 and November 30, 2019, total cash dividends of $23.1 million and $64.3 million were paid, respectively. In March 2020, the Company suspended its future quarterly declarations of cash dividends as a result of the COVID-19 pandemic. Any future quarterly cash dividend payments on its common stock will be subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors, including the restrictions on the payment of dividends under the secured asset-based revolving credit facility (see “Long Term Debt,” Note 11).
On October 28, 2020, the Company entered into an accelerated share repurchase agreement (“ASR Agreement”) with JPMorgan Chase Bank, National Association (“JP Morgan”) to repurchase $225.0 million of the Company's common stock. Pursuant to the ASR Agreement, the Company paid $225.0 million to JP Morgan and received an initial delivery of 4.5 million shares of common stock, which was accounted for as a treasury stock transaction and resulted in a $92.4 million increase in treasury stock and reduced the number of weighted average shares outstanding. The final number of shares to be repurchased under the ASR Agreement will be based on the average of the daily volume-weighted average price of common stock during the term of the ASR Agreement, less a discount. The Company also recorded a $132.6 million decrease in additional paid in capital upon the inception of the ASR Agreement. At final settlement, which is expected to occur during the Company’s fiscal 2020 fourth quarter ending on February 27, 2021, JP Morgan may be required to deliver additional shares of common stock to the Company or, under certain circumstances, the Company may elect to either deliver shares or make a cash payment to JP Morgan. Subsequent to the end of the fiscal third quarter of 2020, on December 11, 2020, the Company’s Board of Directors approved a new accelerated share repurchase program to repurchase an aggregate of $150 million of the Company’s common stock, subject to market conditions, which is in addition to the $225.0 million accelerated share repurchase program announced in the third quarter of fiscal 2020, both of which are expected to be completed by the end of fiscal 2020. The Company also expanded its existing share repurchase authorization by an additional $150 million, which increased the total share repurchase authorization to $12.775 billion.
In addition, during the three and nine months ended November 28, 2020, the Company repurchased approximately 0.1 million shares and 0.6 million shares, respectively, of its common stock to cover employee related taxes withheld on vested restricted stock, restricted stock units and performance stock unit awards, at a total cost of approximately $1.7 million and $4.7 million, respectively, bringing the aggregate total of common stock repurchased to approximately 222.3 million shares for a total cost of approximately $10.8 billion since the initial authorization in December 2004. During the three and nine months ended November 30, 2019, the Company repurchased approximately 0.1 million and 6.8 million shares, respectively, of its common stock at a total cost of approximately $1.2 million and $99.1 million, respectively.
Decisions regarding share repurchases are within the discretion of the Board of Directors, and will be influenced by a number of factors, including the price of the Company’s common stock, general business and economic conditions, the Company’s financial condition and operating results, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. The Company’s share repurchase program could change, and would be influenced by several factors, including business and market conditions, such as the impact of the COVID-19 pandemic on the Company’s stock price. The Company reviews its alternatives with respect to its capital structure on an ongoing basis. Any future share repurchases will be subject to the determination of the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors, including the restrictions on share repurchases under the secured asset-based revolving credit facility (see “Long Term Debt,” Note 11 to the accompanying consolidated financial statements).

Results of Operations
Net Sales
Net sales for the three months ended November 28, 2020 were $2.618 billion, a decrease of $140.9 million or approximately 5.1%, compared to $2.759 billion of net sales for the corresponding quarter last year. Net sales for the nine months ended November 28, 2020 were $6.614 billion, a decrease of $1.4 billion, or approximately 17.9%, compared to net sales of $8.052 billion for the corresponding nine months last year. The decrease in net sales for the nine months ended November 28, 2020 was primarily due to the temporary nationwide closure of the majority of the Company’s stores beginning March 23, 2020 due to the COVID-19 pandemic, except for most stand-alone Baby and Harmon stores, which remained open during such period, subject to state and local regulations. Nearly all of the Company's stores have reopened as of July 2020. The declines in net sales during the third quarter and year-to-date period also reflected the impacts of business divestitures described above. Net sales consummated through digital channels increased approximately 75% and 82%, respectively, and net sales consummated in-store declined approximately 17% and 37%, respectively, during the three and nine months ended November 28, 2020. Net sales consummated through digital channels represented approximately one third of the Company's net sales for the three and nine months ended November 28, 2020.
Comparable sales for the three months ended November 28, 2020 increased by approximately 2.4%, compared to a decrease of approximately 8.3% for the three months ended November 30, 2019. The increase in comparable sales for the three months ended November 28, 2020 was due to an increase in the average transaction amount, partially offset by a decrease in the number of transactions.
As a result of the extended closure of the majority of the Company’s stores due to the COVID-19 pandemic and the Company’s policy of excluding extended store closures from its comparable sales calculation, the Company believes that comparable sales were not a meaningful metric for the first quarter of fiscal 2020 and, therefore, are not a meaningful metric for the nine months ended November 28, 2020. For the nine months ended November 30, 2019, comparable sales decreased by approximately 7.2%.
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
Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 35.7% and 64.3% of net sales, respectively, for the three months ended November 28, 2020, and approximately 35.0% and 65.0% of net sales, respectively, for the three months ended November 30, 2019. Sales of domestics merchandise and home furnishings accounted for approximately 35.4% and 64.6% of net sales, respectively, for the nine months ended November 28, 2020 and approximately 36.4% and 63.6% of net sales, respectively, for the nine months ended November 30, 2019.
Gross Profit
Gross profit for the three months ended November 28, 2020 was $956.6 million, or 36.5% of net sales, compared with $913.8 million, or 33.1% of net sales, for the three months ended November 30, 2019. Gross profit for the nine months ended November 28, 2020 was $2.293 billion, or 34.7% of net sales, compared with $2.528 billion, or 31.4% of net sales, for the nine months ended November 30, 2019. The increase in gross profit margin as a percentage of net sales for the three and nine months ended November 28, 2020 was primarily attributable to an increase in product mix, including lower coupon expense and the leverage of distribution and fulfillment costs, partially offset by the impact of channel mix, including higher net-direct-to-customer shipping expense. In addition, the Company’s gross profit margin for the three and nine months ended November 28, 2020 includes a net benefit of approximately $30.4 million and $53.4 million, respectively, from the reduction of incremental markdown reserves taken in the prior year, partially offset by an increase for restructuring and transformation initiatives. The Company's gross profit margin in the prior year reflected an incremental reserve for future markdowns of approximately $169.8 million related to the Company's transformation initiatives, which was an incremental charge to the actual markdowns recorded in the second and third quarters of fiscal 2019.
In addition, the Company's cost of sales includes cost of merchandise, buying costs and costs of the Company’s distribution network, including inbound freight charges, distribution facility costs, receiving costs, internal transfer costs and shipping and handling costs. During the first quarter of fiscal 2020, the Company reevaluated the costs included in cost of sales as it continues its focus on its digital and omni fulfillment capabilities, including the introduction of BOPIS and contactless Curbside Pickup services. The reevaluation of the costs included in cost of sales favorably impacted the change in gross profit margin as a percentage of net sales by approximately 150 basis points and 200 basis points, respectively, during the three and nine months ended November 28, 2020. This favorable impact was fully offset by a corresponding unfavorable impact in the change in SG&A as a percentage of net sales and resulted in no net impact to the consolidated statement of operations.
Selling, General and Administrative Expenses
SG&A for the three months ended November 28, 2020 was $890.7 million, or 34.0% of net sales, compared with $931.8 million, or 33.8% of net sales, for the three months ended November 30, 2019. The slight increase in SG&A as a percentage of net sales was primarily due to increased occupancy costs (primarily rent), largely offset by lower advertising expenses and payroll and related expenses.
SG&A for the nine months ended November 28, 2020 was $2.461 billion, or 37.2% of net sales, compared with $2.705 billion, or 33.6% of net sales, for the nine months ended November 30, 2019. The increase in SG&A as a percentage of net sales was primarily attributable to increases in fixed costs such as rent and occupancy and depreciation, and increased consulting costs related to the Company's strategic initiatives.
Impairments, Including On Assets Held for Sale
Impairments, including on assets held for sale for the three and nine months ended November 28, 2020, were $58.0 million, or 2.2% of net sales, and $172.4 million, or 2.6% of net sales, respectively, compared with $11.8 million, or 0.4% of net sales and $441.4 million, or 5.5% of net sales, respectively, during the comparable periods last year. During the third quarter of fiscal 2020, the Company recorded a loss on business held for sale of $54.0 million to remeasure Cost Plus to the lower of its carrying value or fair value less costs to sell. Impairment charges for the three months and nine months ended November 28, 2020 also included $1.6 million and $84.0 million, respectively, relating to certain store-level assets (including leasehold improvements and operating lease assets) and tradename impairments of $2.4 million and $35.1 million, respectively.
Impairment charges for the nine months ended November 30, 2019 included goodwill impairments of $391.1 million, tradename impairments of $10.2 million and certain store-level and operating lease asset impairments of $40.1 million. The non-cash pre-tax goodwill impairment charges recorded during the first half of fiscal 2019 were primarily the result of a sustained decline in the Company’s market capitalization.
Restructuring and Transformation Initiative Expenses
During the three and nine months ended November 28, 2020, the Company recorded charges of $16.8 million and $47.6 million. respectively, in connection with its restructuring and transformation initiatives, primarily related to severance costs recorded in connection with the workforce reduction and store network optimization programs described above as well as other restructuring activities. (see “Restructuring Activities,” Note 16 to the accompanying financial statements).
Loss (gain) on Sale of Business
During the three and nine months ended November 28, 2020, the Company recorded a $113.9 million net loss and a $75.6 million gain on sale of businesses, respectively, which reflected the $189.5 million gain in connection with the sale of PMall in the second quarter of fiscal 2020, as well as losses on divestitures of Linen Holdings and CTS of $62.8 million and $51.1 million, respectively, recorded during the third quarter of fiscal 2020 (see “Assets Held for Sale and Divestitures,” Note 17 to the accompanying financial statements).
Operating Loss
Operating loss for the three months ended November 28, 2020 was $122.8 million, or 4.7% of net sales, compared with an operating loss of $29.8 million, or 1.1% of net sales, during the comparable period last year. The unfavorable change in operating loss as a percentage of net sales for the three months ended November 28, 2020 was primarily attributable to third quarter losses on the divestitures of Linen Holdings and CTS, the charge related to classification of Cost Plus as held for sale, and restructuring and transformation initiative expenses, partially offset by an increase in gross profit margin.

For the nine months ended November 28, 2020, operating loss was $313.2 million, or 4.7% of net sales, compared with an operating loss of $618.9 million, or 7.7% of net sales for the nine months ended November 30, 2019. The favorable change in operating loss as a percentage of net sales for the nine months ended November 28, 2020 was primarily due to an increase in the gross margin, lower goodwill and other impairments compared to the prior year period, and the net gain on sales of businesses in the current year, partially offset by increased SG&A expenses and restructuring and transformation initiative expenses. The current year reductions of net sales reflected the impact of the temporary nationwide closure of the majority of the Company’s stores due to COVID-19, nearly all of which have reopened as of July 2020, as well as the impact of the divestitures.
Interest Expense, net
Interest expense, net for the three and nine months ended November 28, 2020 was $17.8 million and $58.3 million, respectively, as compared to $17.2 million and $49.4 million, respectively, for the three and nine months ended November 30, 2019. For the three months ended November 28, 2020, the increase in interest expense was primarily due to lower interest income on investments, largely offset by lower interest expense primarily attributable to the repurchase of a portion of the senior unsecured notes in August 2020. For the nine months ended November 28, 2020 the increase in interest expense, net was primarily driven by lower interest income on investments and increased interest costs attributable to the Company's revolving credit facilities, primarily relating to the new ABL Facility.
Gain on Extinguishment of Debt
During the nine months ended November 28, 2020, the Company recorded a $77.0 million gain on the repurchase of $75 million principal amount of 4.915% senior unsecured notes due August 1, 2034 and $225 million principal of 5.165% senior unsecured notes due August 1, 2044 (see “Long Term Debt,” Note 11 to the accompanying financial statements).
Income Taxes
The effective tax rate for the three months ended November 28, 2020 was 46.4%, compared with 17.9% for the three months ended November 30, 2019. The effective tax rate for the three months ended November 28, 2020 reflects the Company's expectation to carry back the net operating loss to a year in which the tax rate was 35%, and includes the impact of the benefit on the losses from the divestiture of CTS and Linen Holdings entities and the loss related to the Cost Plus business classified as held for sale, partially offset by the impact of impairment charges for tradename and certain store-level assets, and other discrete tax items resulting in net after tax costs, while the tax rate for the three months ended November 30, 2019 included net after tax costs of approximately $3.5 million due to discrete federal and state tax items.
The effective tax rate for the nine months ended November 28, 2020 was 45.7%, compared with 17.9% for the nine months ended November 30, 2019. For the nine months ended November 28, 2020, the effective tax rate reflects the Company's expectation to carry back the net operating loss to a year in which the tax rate was 35%, and includes the impact of the benefit on the losses from the divestiture of CTS and Linen Holdings and the loss related to Cost Plus classified as held for sale, partially offset by the impact of impairment charges for tradename and certain store-level assets, the gain on sale of PMall, a $43.7 million benefit related to fiscal 2019 net operating loss carry-back under the CARES Act, and other discrete tax items resulting in net after tax benefits. For the nine months ended November 30, 2019, the effective tax rate reflected the impact of charges for goodwill and other impairments and severance costs, portions of which are non-deductible for tax purposes, and after tax costs of approximately $10.5 million due to discrete and federal and state tax items.
Potential volatility in the effective tax rate from year to year may occur as the Company is required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.
Net Loss
As a result of the factors described above, net loss for the three months ended November 28, 2020 was $75.4 million, compared with net loss of $38.6 million for the three months ended November 30, 2019. Net loss for the nine months ended November 28, 2020 was $159.8 million, compared with net loss of $548.4 million for the nine months ended November 30, 2019.
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

Early actions include the extensive restructure of the Company’s leadership team. Interim leaders were appointed in merchandising, digital, marketing, owned brands, legal and human resources. During fiscal 2020, the Company announced the hiring of a new leadership team, consisting of the following:
•On March 4, 2020, Joe Hartsig joined the Company as Executive Vice President, Chief Merchandising Officer of the Company and President of Harmon Stores Inc.;
•On May 4, 2020, Gustavo Arnal joined the Company as Executive Vice President, Chief Financial Officer and Treasurer of the Company;
•On May 11, 2020, Rafeh Masood joined the Company as Executive Vice President, Chief Digital Officer;
•On May 11, 2020, Gregg Melnick assumed the role of Executive Vice President, Chief Stores Officer. Previously, Mr. Melnick served as the Company’s interim Chief Digital Officer;
•On May 18, 2020, John Hartmann joined the Company as Chief Operating Officer of the Company and President, buybuy BABY;
•On May 18, 2020, Arlene Hong joined the Company as Executive Vice President, Chief Legal Officer and Corporate Secretary;
•On May 26, 2020, Cindy Davis joined the Company as Executive Vice President, Chief Brand Officer of the Company and President, Decorist; and
•On September 28, 2020, Lynda Markoe joined the Company as Executive Vice President, Chief People and Culture Officer.
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

During fiscal 2020, the Company divested of One Kings Lane, PMall, CTS and Linen Holdings, generating aggregate net proceeds of $482.7 million, which will be used to reinvest in the Company’s core business operations to drive growth, fund share repurchases, reduce the Company’s outstanding debt, or some combination of these initiatives.

During the second quarter of fiscal 2020, the Company paid approximately $220.9 million to repurchase $300 million aggregate principal amount of its outstanding 4.915% Senior Notes due 2034 and 5.165% Senior Notes due 2044.

On October 28, 2020, the Company entered into an ASR Agreement with JPMorgan to repurchase $225.0 million of the Company's common stock. Pursuant to the ASR Agreement, the Company paid $225.0 million to JP Morgan and received an initial delivery of 4.5 million shares of common stock, which was accounted for as a treasury stock transaction. The final number of shares to be repurchased under the ASR agreement will be based on the average of the daily volume-weighted average price of common stock during the term of the ASR Agreement, less a discount. At final settlement, which is expected to occur during the Company’s fiscal 2020 fourth quarter ending on February 27, 2021, JP Morgan may be required to deliver additional shares of common stock to the Company or, under certain circumstances, the Company may elect to either deliver shares or make a cash payment to JP Morgan. Subsequent to the end of the fiscal third quarter of 2020, on December 11, 2020, the Company’s Board of Directors approved a new accelerated share repurchase program to repurchase an aggregate of $150 million of the Company’s common stock, subject to market conditions, which is in addition to the $225.0 million accelerated share repurchase program announced in the third quarter of fiscal 2020, both of which are expected to be completed by the end of fiscal 2020.

The Company ended the third quarter of fiscal 2020 in a strong cash position, which it anticipates maintaining, to provide the Company the flexibility to fund its ongoing initiatives and act upon other opportunities that may arise. As of November 28, 2020, the Company had approximately $1.5 billion in cash and investment securities, an increase of approximately $76.1 million compared with February 29, 2020. The Company believes that it can continue to finance its operations through existing and internally generated funds for the next twelve months. In addition, if necessary, the Company could borrow under its ABL Facility, subject to customary conditions, including no default, the accuracy of representations and warranties, and borrowing base availability. The ABL Facility contains an anti-cash hoarding provision which limits the availability of loans under the credit facility to $600 million (plus the amount of any incremental first-in-last-out loans) if, after giving effect to any borrowing and the application of proceeds thereof, the Company has greater than $100 million in unrestricted cash or cash equivalents in the aggregate as of the date of such borrowing. In addition, as a result of the COVID-19 pandemic, for fiscal 2020, the Company has and continues to take measures to preserve its liquidity, including the suspension of the payment of dividends; postponement of certain capital expenditures and, among other things, renegotiating payment terms for goods, services and rent, managing to lower inventory levels, and reducing discretionary spend such as business travel, advertising and expense associated with the maintenance of stores that were temporarily closed. Similar to other retailers, the Company withheld portions of and/or delayed payments to certain of its business partners as the Company seeks to renegotiate payment terms, in order to further maintain liquidity given the temporary store closures. In some instances, the renegotiations of lease terms have led to agreements with landlords for rent abatements or rental deferrals. Total payments withheld and/or delayed or deferred as of November 28, 2020 were approximately $36.2 million and are included in current liabilities. During the nine months ended November 28, 2020, the Company recognized reduced rent expense of $7.8 million related to rent abatement concessions. Additional negotiations of payment terms are still in process, and there can be no assurance that the Company will be able to successfully renegotiate payment terms with all such business partners, and the ultimate outcome of these activities including the responses of certain business partners are not yet known. The Company is also executing on its business transformation program, which is designed to improve its profitability and includes the planned closure of 200 mostly Bed Bath & Beyond stores under its store network optimization program and workforce reductions as part of its restructuring program.

Capital expenditures for fiscal 2020 are projected to be approximately $175 million related to essential capital expenditures to drive strategic growth plans, including investments in digital and BOPIS. In addition, the Company reviews its alternatives with respect to its capital structure on an ongoing basis. The Company's liquidity may continue to be negatively impacted by the uncertainty regarding the spread of COVID-19 and the timing of economic recovery.

Fiscal 2020 compared to Fiscal 2019

Net cash provided by operating activities for the nine months ended November 28, 2020 was $192.4 million, compared with $257.1 million in the corresponding period in fiscal 2019. The year-over-year decrease in cash provided by operating activities was primarily due to the net decrease in cash provided by components of working capital (primarily merchandise inventories and accounts payable, partially offset by other current assets and accrued expenses and other current liabilities). This decrease was partially offset by an increase in net earnings, adjusted for non-cash expenses.

Retail inventory, which includes inventory in the Company’s distribution facilities for direct to customer shipments, was approximately $1.8 billion at November 28, 2020, a decrease of 12.7% compared to retail inventory at February 29, 2020. The Company continues to focus on its inventory optimization strategies.

Net cash provided by investing activities for the nine months ended November 28, 2020 was $751.9 million, compared with net cash provided by investing activities of $299.6 million in the corresponding period of fiscal 2019. For the nine months ended November 28, 2020, net cash provided by investing activities included $386.5 million of redemptions of investment securities and $482.7 million in proceeds from sale of businesses, partially offset by $117.3 million of capital expenditures. For the nine months ended November 30, 2019, net cash provided by investing activities was comprised of $488.0 million of redemptions of investment securities, net of purchases, partially offset by $188.4 million of capital expenditures.

Net cash used in financing activities for the nine months ended November 28, 2020 was $481.9 million, compared with net cash used in financing activities of $163.5 million in the corresponding period of fiscal 2019. The increase in net cash used in financing activities was primarily due to net debt repayments of $221.4 million, primarily associated with the repurchase of a portion of the outstanding senior notes during the second quarter of fiscal 2020 and a $132.6 million prepayment under the ASR Agreement, partially offset by lower dividend payments of $41.3 million.

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements, including, but not limited to, the Company’s progress and anticipated progress towards its long-term objectives. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, goal, preliminary, and similar words and phrases, although the absence of those words does not necessarily mean that statements are not forward-looking. The Company’s actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment; risks associated with COVID-19 and the governmental responses to it, including its impacts across the Company's businesses on demand and operations, as well as on the operations of the Company's suppliers and other business partners, and the effectiveness of the Company's actions taken in response to these risks; consumer preferences, spending habits and adoption of new technologies; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by the Company; civil disturbances and terrorist acts; unusual weather patterns and natural disasters; competition from existing and potential competitors across all channels; pricing pressures; liquidity; the ability to achieve anticipated cost savings, and to not exceed anticipated costs, associated with organizational changes and investments, including the Company's strategic restructuring program and store network optimization strategies; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise and other costs and expenses; potential supply chain disruption due to trade restrictions, and other factors such as natural disasters, pandemics, including the COVID-19 pandemic, political instability, labor disturbances, product recalls, financial or operational instability of suppliers or carriers, and other items; the ability to find suitable locations at acceptable occupancy costs and other terms to support the Company’s plans for new stores; the ability to establish and profitably maintain the appropriate mix of digital and physical presence in the markets it serves; the ability to assess and implement technologies in support of the Company’s development of its omnichannel capabilities; the ability to effectively and timely adjust the Company's plans in the face of the rapidly changing retail and economic environment, including in response to the COVID-19 pandemic; uncertainty in financial markets; volatility in the price of the Company’s common stock and its effect, and the effect of other factors, including the COVID-19 pandemic, on the Company’s capital allocation strategy; risks associated with the ability to achieve a successful outcome for its business concepts and to otherwise achieve its business strategies; the impact of intangible asset and other impairments; disruptions to the Company’s information technology systems including but not limited to security breaches of systems protecting consumer and employee information or other types of cybercrimes or cybersecurity attacks; reputational risk arising from challenges to the Company’s or a third party product or service supplier’s compliance with various laws, regulations or standards, including those related to labor, health, safety, privacy or the environment; reputational risk arising from third-party merchandise or service vendor performance in direct home delivery or assembly of product for customers; changes to statutory, regulatory and legal requirements, including without limitation proposed changes affecting international trade; changes to, or new, tax laws or interpretation of existing tax laws; new, or developments in existing, litigation, claims or assessments; changes to, or new, accounting standards; and foreign currency exchange rate fluctuations. Except as required by law, the Company does not undertake any obligation to update its forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment securities and the ABL facility. The Company’s market risks at November 28, 2020 are similar to those disclosed in Item 7A of the Company’s 2019 Form 10-K.

As of November 28, 2020, the Company’s investments include cash and cash equivalents of approximately $1.5 billion and long term investments in auction rate securities of approximately $19.7 million at weighted average interest rates of 0.01%, and 0.18%, respectively. The book value of these investments is representative of their fair values.

The Company’s senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of November 28, 2020, the fair value of the senior unsecured notes was $1.1 billion, which is based on quoted prices in active markets, compared to the carrying value of approximately $1.2 billion.

Item 4. Controls and Procedures

(a)  Disclosure Controls and Procedures

The Company’s management, with the participation of its Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of November 28, 2020 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A putative securities class action was filed on April 14, 2020 against the Company and three of its officers and/or directors (Mark Tritton, Mary Winston (the Company’s former Interim Chief Executive Officer) and Robyn D’Elia (the Company’s former Chief Financial Officer and Treasurer)) in the United States District Court for the District of New Jersey (the "New Jersey federal court"). The case, which is captioned Vitiello v. Bed Bath & Beyond Inc., et al., Case No. 2:20-cv-04240-MCA-MAH, asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") on behalf of a putative class of purchasers of the Company’s securities from October 2, 2019 through February 11, 2020. The Complaint alleges that certain of the Company’s disclosures about financial performance and certain other public statements during the putative class period were materially false or misleading. A similar putative securities class action, asserting the same claims on behalf of the same putative class against the same defendants, was filed on April 30, 2020. That case, captioned Kirkland v. Bed Bath & Beyond Inc., et al., Case No. 1:20-cv-05339-MCA-MAH, is also pending in the United States District Court for the District of New Jersey. On August 14, 2020, the court consolidated the two cases and appointed Kavin Bakhda as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995. Lead plaintiff and additional named plaintiff Richard Lipka filed an Amended Class Action Complaint on October 20, 2020, on behalf of a putative class of purchasers of the Company’s securities from September 4, 2019 through February 11, 2020. Defendants moved to dismiss the Amended Complaint on December 21, 2020.

On July 10, 2020, the first of three related shareholder derivative actions was filed in the New Jersey federal court on behalf of the Company against various present and former directors and officers. The case, which is captioned Salu v. Tritton, et al., Case No. 2:20-cv-08673-MCA-MAH (D.N.J.), asserts claims under §§˜10(b) and 20(a) of the Exchange Act and for breach of fiduciary duty, unjust enrichment, and waste of corporate assets under state law arising from the events underlying the securities class actions described above and from the Company’s repurchases of its own shares during the class period pled in the securities cases. The two other derivative actions, which assert similar claims, are captioned Grooms v. Tritton, et al., Case No. 2:20-cv-09610-SDW-RDW (D.N.J.) (filed July 29, 2020), and Mantia v. Fleming, et al., Case No. 2:20-cv-09763-MCA-MAH (D.N.J.) (filed July 31, 2020). On August 5, 2020, the court signed a stipulation by the parties in the Salu case to stay that action pending disposition of a motion to dismiss in the securities class action, subject to various terms outlined in the stipulation. The parties in all three derivative cases have moved to consolidate them and to apply the Salu stay of proceedings to all three actions. The court granted the motion on October 14, 2020.

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

The District Attorney's office for the County of Ventura, together with District Attorneys for other counties in California (together, the “District Attorneys"), recently concluded an investigation regarding the management and disposal at the Company’s stores in California of certain materials that may be deemed hazardous or universal waste under California law. On March 19, 2019, the District Attorneys provided the Company with a settlement demand that included a proposed civil penalty, reimbursement of investigation costs, and certain injunctive relief, including modifications to the Company’s existing compliance program, which already includes associate training, on-going review of disposal rules applicable to various product categories, and specialized third-party disposal. During the three months ended May 30, 2020, the Company and the District Attorneys agreed on a settlement payment of approximately $1.5 million to resolve the matter. The Company has also agreed to spend $171,000 over the next 36 months on refinements to its compliance program. The Company and District Attorneys executed a Stipulated Judgment to this effect, which was recently filed with the court. As of November 28, 2020 and February 29, 2020, the Company had recorded an accrual for the estimated probable loss for this matter. Subsequent to the end of the third quarter of fiscal 2020, the Company made the settlement payment.

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

Item 1A. Risk Factors
In addition to the other information set forth in this Form 10-Q, carefully consider the factors discussed under "Risk Factors" in the Company’s 2019 Form 10-K as filed with the Securities and Exchange Commission. Certain factors have also been updated below. These risks could materially adversely affect the Company’s business, financial condition and results of operations. These risks are not the only risks the Company faces. The Company’s operations could also be affected by additional factors that are not presently known to the Company, that apply generally to all sizable businesses or by factors that the Company currently considers immaterial to its business.
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
In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. In an effort to slow the spread of COVID-19, national and local governments across areas in which the Company operates stores have enacted various measures including travel restrictions or bans, restrictions on events and gatherings, and various other “social distancing” recommendations. In response to the pandemic, the Company temporarily closed all retail store locations as of March 23, 2020 (other than buybuy BABY and Harmon Face Values stores). On May 8, 2020, the Company announced a phased approach to fully re-open a number of stores, subject to state and local regulations, and nearly all of the Company's stores have reopened as of July 2020. Despite the gradual re-opening of stores, the extent and overall duration of the crisis, the resurgence of the virus, and the temporary store closures has resulted in continuing uncertainty and the overall impact may continue to adversely impact our results of operations and could also result in the recording of additional non-cash impairment charges. In future periods, the Company's results of operations, and ultimately financial condition, may be adversely impacted by reduced store traffic and consumer spending due to, among other things, significant continued unemployment and consumer anxiety regarding concerns with shopping in physical stores and about the future state of the economy. The COVID-19 pandemic and the associated governmental responses to it have already adversely impacted, and are expected to continue to adversely impact at least during the pendency of the pandemic, the Company’s business and customer demand, as well as its financial results and liquidity.
The impacts and potential impacts from the COVID-19 pandemic that could directly or indirectly materially impact the Company’s results of operations, liquidity and financial condition may also include, but are not limited to:
•Potential failure of third parties on which the Company relies, including its suppliers, commercial banks, and other external business partners to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, or by travel restrictions and border closures;
•Negative impact on the Company’s workforce. The spread of COVID-19, for example, has caused the Company to modify its business practices (including employee travel and work locations, cancellation of physical participation in meetings, events and conferences and a furlough of the majority of store associates and a portion of corporate associates, nearly all of whom have returned as of November 28, 2020), and the Company may take further actions as may be required by government authorities or that the Company determines are in the best interests of its employees;
•Significant changes in the political conditions in markets in which the Company distributes its products have occurred and are expected to continue at least during the pendency of the pandemic, including quarantines, governmental or regulatory actions, closures or other restrictions that limit or close its operating facilities, restrict its employees’ ability to travel or perform necessary business functions, or otherwise restrict the operations and purchasing behaviors of its business partners, suppliers or customers;
•Potential impact on the Company’s ability to meet its obligations to business partners, including under its secured asset-based revolving credit facility (the "ABL Facility"), which contains a springing minimum fixed charge coverage ratio, customary representations, warranties and affirmative and negative covenants, and its current lease obligations. The Company has and continues to renegotiate payment terms for goods, services and rent. Similar to other retailers, the Company has also withheld portions of and/or delayed payments to certain of its business partners as the Company negotiates revisions to its payment terms, in order to further maintain liquidity given the temporary store closures. There can be no assurance that the Company will be able to successfully renegotiate payment terms with all such business partners, and the ultimate outcome of these activities including the responses of all business partners are not yet known;

•Significant reductions in demand or significant volatility in demand for the Company’s products, which has been and may continue to be caused by, among other things, the temporary inability of consumers to shop at its stores or buy its products due to illness, quarantine or other travel restrictions, unemployment or other financial hardship, and shifts in demand away from one or more of the Company’s more discretionary or higher priced products to lower priced products; and
•Disruptions in the financial markets may materially adversely affect the availability and cost of credit to the Company.

More generally, in the future, the Company’s business, financial results, and financial condition may be negatively impacted by the effects of other disease outbreaks, epidemics, pandemics, similar wide spread public health concerns, and other natural disasters.

The Company’s business would be adversely affected if the Company is unable to service its debt obligations.

The Company has incurred indebtedness under senior unsecured notes and has entered into the ABL Facility. The Company’s ability to pay interest and principal when due, comply with debt covenants or repurchase the senior unsecured notes if a change of control occurs, will depend upon, among other things, sales and cash flow levels and other factors that affect its future financial and operating performance, including prevailing economic conditions and financial and business factors, many of which are beyond the Company’s control. Given the current economic environment, and the pendency of the COVID-19 pandemic, for example, the Company may be unable to maintain compliance with the springing minimum fixed charge coverage ratio covenant under the ABL Facility in future periods, to the extent the covenant is applicable under the terms of the ABL Facility, which would result in an event of default under the ABL Facility and could, at the direction of the requisite lenders, result in the acceleration of the obligation to repay the outstanding amounts thereunder if not waived by the applicable lenders.

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

As part of the Company's ongoing business transformation, on July 6, 2020, the Board of Directors of the Company approved the planned closure of approximately 200 mostly Bed Bath & Beyond stores over the next two years as part of the Company's store network optimization program. In connection with this program, the Company expects to incur one-time costs, including contract termination costs, employee-related costs, professional fees and non-cash impairment charges, which cannot reasonably be estimated at this time. The Company may not be able to complete the planned store closures in the timeframe, on the terms or in the manner it expects. In addition, the announced program involves numerous risks, including, without limitation, the diversion of the Company's attention from its businesses and operations. If these or other factors impair its ability to successfully implement the program, the Company may not be able to realize the anticipated benefits of the program, which may adversely affect the Company’s financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of fiscal 2020 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly or Announced Plans Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
August 30, 2020 - September 26, 2020	2,100	$11.90	2,100	$1,233,509,444
September 27, 2020 - October 24, 2020	74,200	$15.12	74,200	$1,232,387,429
October 25, 2020 - November 28, 2020	4,525,000	$20.53	4,525,000	$1,814,481,572
Total	4,601,300	$20.44	4,601,300	$1,814,481,572

(1) Between December 2004 and October 2020, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $12.625 billion of its shares of common stock. The Company has authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. Shares purchased, as indicated in this table, includes shares withheld to cover employee related taxes on vested restricted shares, restricted stock units and performance stock unit awards, as well as shares purchased pursuant to an ASR Agreement, as defined below. The Company’s share repurchase program could change, and any future share repurchases will be subject to the determination of the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business and market conditions and other factors, including the restrictions on share repurchases under the Company’s secured asset-based revolving credit facility.
(2) Excludes brokerage commissions paid by the Company, if any.
(3) In the third quarter of fiscal 2020, the Company paid $225.0 million under an accelerated share repurchase agreement (the "ASR Agreement") and received an initial delivery of approximately 4.5 million shares. The Average Price Paid per Share was calculated using the closing market value of the shares on the date the initial shares were delivered. See Note 12 to the accompanying unaudited consolidated financial statements for additional information. Subsequent to the end of the third quarter of fiscal 2020, on December 11, 2020, the Company’s Board of Directors approved a new accelerated share repurchase program to repurchase an aggregate of $150 million of the Company’s common stock, subject to market conditions, which is in addition to the $225.0 million accelerated share repurchase program announced in the third quarter of fiscal 2020, both of which are expected to be completed by the end of fiscal 2020. The Company also expanded its existing share repurchase authorization by an additional $150 million, which increased the total share repurchase authorization to $12.775 billion.

Item 6. Exhibits

The exhibits to this Report are included herein.

Exhibit No.	Exhibit

10.1
Master Confirmation between JPMorgan Chase Bank, National Association and Bed Bath & Beyond Inc., dated October 28, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on October 28, 2020)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page of Bed Bath & Beyond Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2020, formatted in Inline XBRL (included within Exhibit 101 attachments)
________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: January 7, 2021	By:	/s/ Gustavo Arnal
Gustavo Arnal
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)