Form 10-K
period 2021-02-27
BED BATH & BEYOND INC
filed 2021-04-22
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 27, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No X
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. X
As of August 29, 2020, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the Nasdaq Global Select Market) was $1,486,168,316.*
The number of shares outstanding of the registrant’s common stock (par value $0.01 per share) at March 27, 2021: 109,122,398.
Documents Incorporated by Reference
Portions of the Registrant’s definitive proxy statement for the 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III hereof.
*    For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 3,082,800 shares beneficially owned by directors and executive officers. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

PART I

Unless otherwise indicated, references to "we," "our," "us," "ourselves" and the "Company" refer collectively to Bed Bath & Beyond Inc. and its subsidiaries as of February 27, 2021. Our fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, throughout this Annual Report on Form 10-K: (i) the term "fiscal 2020" means our fiscal year beginning on March 1, 2020 and ending February 27, 2021, (ii) the term "fiscal 2019" means our fiscal year beginning March 3, 2019 and ending February 29, 2020 and (iii) the term "fiscal 2018" means our fiscal year beginning March 4, 2018 and ending March 2, 2019. Unless otherwise indicated, all references herein to periods of time (e.g., quarters) are in relation to the fiscal years defined above.

ITEM 1 – BUSINESS
Overview

We are an omnichannel retailer that makes it easy for our customers to feel at home. We sell a wide assortment of merchandise in the Home, Baby, Beauty & Wellness markets and operate under the names Bed Bath & Beyond ("BBB"), buybuy BABY ("BABY"), and Harmon, Harmon Face Values, or Face Values (collectively, "Harmon"). We also operate Decorist ("Decorist"), an online interior design platform that provides personalized home design services.

We offer a broad assortment of national brands and a growing line of proprietary owned brand merchandise in key destination categories including bedding, bath, kitchen food prep, home organization, indoor décor, baby and personal care.

We operate a robust omnichannel platform consisting of various websites and applications and physical retail stores. Our e-commerce platforms include bedbathandbeyond.com, bedbathandbeyond.ca, harmondiscount.com, facevalues.com, buybuybaby.com, buybuybaby.ca and decorist.com. We also operate 1,020 retail stores, as of February 27, 2021, consisting of 834 BBB stores in all 50 states, the District of Columbia, Puerto Rico and Canada, 132 BABY stores in 37 states and Canada and 54 Harmon stores in five states. During fiscal 2020, we opened nine new stores and closed 144 stores. As of February 27, 2021, our total store square footage, net of openings and closings, was approximately 29.9 million square feet. In addition to our U.S. and Canadian operations, we are a partner in a joint venture that operates ten stores in Mexico under the name Bed Bath & Beyond.

Starting in late 2019, we have created a more focused portfolio through the divestiture of non-core assets, including businesses and real estate, as part of the ongoing business transformation underway. See “Transformation,” “Strategy” and “Divestitures” below.

Our merchandise and services are offered to customers through an omnichannel platform across our portfolio of banners, which consist of:

Bed Bath & Beyond - a leading specialty home retailer in North America that sells a wide assortment of domestics merchandise and home furnishings. BBB is a preferred destination in the home space, particularly in key product categories including bedding, bath, kitchen food prep, home organization and indoor decor.

buybuy BABY - a leading specialty baby retailer in North America that sells a wide assortment of baby essentials and nursery furnishings. BABY strives to build trust with parents by supporting them with what they need so families can celebrate every milestone – big and small – together.

Harmon Health and Beauty - offers an expansive assortment of leading name brand and private label personal care and beauty brands at deep everyday value.

Decorist - an online interior design company that makes decorating a home easy and affordable. Executed entirely online, Decorist's roster of over 400 professional interior designers help beautifully design any room in the home, staying within a client's style and budget. For customers not ready to start a full design project, they can consult Decorist's Design Bar to have quick design questions answered by Decorist's team of interior designers, completely free of charge.

We allow our customers to purchase products either in-store, online (through The Beyond Store, our proprietary, web-based platform), with a mobile device or through a customer contact center, and we offer customers the option to pick up in-store or curbside, or to have products shipped directly from our distribution facilities, stores or vendors. We believe this integration of physical store and digital channels allows us to provide our customers with a seamless omnichannel shopping experience. Store purchases are primarily fulfilled from that store’s inventory or may also be shipped to a customer from one of our distribution facilities, from a vendor or from another store. Other purchases, including web and mobile orders, can be shipped to a customer from our distribution facilities, directly from vendors or from a store. Customers can also choose to pick up orders using our newly introduced Buy Online Pick Up In Store ("BOPIS"), contactless Curbside Pickup and Same Day Delivery services, as well as return online purchases by mail or to a store. As of February 27, 2021, we had distribution facilities totaling approximately 3.4 million square feet. These capabilities allow us to better serve customers across our omnichannel network.

For fiscal 2020, 2019 and 2018, we accounted for our operations as two operating segments: North American Retail and Institutional Sales, the latter of which did not meet the quantitative thresholds under GAAP and, therefore, was not a reportable segment. The Institutional Sales operating segment, comprised of Linen Holdings, was divested in October 2020. We will continue to account for our operations as one North American Retail reporting segment going forward. Net sales outside of the U.S. were not material for fiscal 2020, 2019 and 2018.

Transformation

Starting in late 2019, we have undertaken significant changes to transform our business and adapt to the dynamic retail environment and the evolving needs of our customers in order to position ourselves for long-term success. As part of these changes, our new management team, led by President and Chief Executive Officer (CEO) Mark Tritton who was appointed in November 2019, has been focused on driving an omni-always, customer-inspired strategy to re-establish our authority in the Home, Baby, Beauty & Wellness markets. We have created a more focused portfolio through the divestiture of non-core assets and further strengthened our financial flexibility through key actions such as corporate restructurings and operating expense control to re-set our cost structure and support our ongoing business transformation.

We are implementing a compelling growth strategy that will harness the power of data and insights to engage customers across our four core banners (BBB, BABY, Harmon and Decorist) in an enterprise-wide plan to accelerate our omnichannel transformation. Our strategy is underpinned by five key pillars of strategic focus and investment including product, price, promise, place and people. Through this approach, we are becoming a digital-first, customer-focused omnichannel retailer with a more curated, inspirational and differentiated product collection across categories, and creating a more convenient and inspirational shopping experience.

During 2020, as the world responded to the unparalleled challenges of the COVID-19 pandemic, we took thoughtful steps to safeguard our people and communities while we continued to serve our customers and drive transformative change throughout the organization. Similar to many other businesses, COVID-19 served as a catalyst to accelerate the pace of change and innovation at our Company— to advance our ongoing efforts to reset our cost structure and build a modern, durable model for long-term profitable growth.

Highlights of our progress in fiscal 2020 include:
•Appointing an entirely new executive leadership team, including CEO Mark Tritton in November 2019, charged with streamlining decision-making, further strengthening the organization with leadership and talent and accelerating the pace of transformation.
•Establishing new services in our omni-always platform that make it easier and more convenient for customers to shop with us including BOPIS, contactless Curbside Pickup and Same Day Delivery.
•Launching 100+ customer-inspired improvements to the Bed Bath & Beyond website to elevate the customer experience, create ease and convenience and convert and acquire new customers. These improvements include making the website faster and more compelling to shop, simplifying the search process and reducing the number of steps in the checkout process.
•Strengthening our inventory management capabilities and moving to a centralized ordering and replenishment system to improve in-stock levels, create greater operational efficiencies and support higher sales.
•Realigning the organizational structure, including optimization of corporate overhead expense and reductions in other discretionary expense, to further re-set our cost base and simplify our operations to support investment in our strategic growth plans and provide additional financial flexibility.

•Optimizing our store network through the closure of approximately 200 mostly Bed Bath & Beyond stores over the next two years, 144 of which were closed as of February 27, 2021. We plan to continue to actively manage our real estate portfolio to permit store sizes, layouts, locations and offerings to evolve over time to optimize market profitability and to renovate or reposition stores within markets as appropriate. Over the past several years, the pace of our store openings has slowed, while the pace of store closings has increased. During fiscal 2019, we conducted a lease renegotiation project and started a store fleet optimization project for all BBB stores with the goal of creating a better balance between our physical and digital presence within the markets we serve. We continue to analyze our stores' performance, profitability, geographic location and customer demographics to understand how best to position our store locations in various markets across the U.S. and Canada.
•Streamlining our portfolio with the divestiture of five non-core banners to create more focus on the remaining core businesses in Home, Baby, Beauty & Wellness. The non-core assets divested in 2020 include One Kings Lane, PersonalizationMall.com, Christmas Tree Shops, Cost Plus World Market and our institutional business comprised of Linen Holdings.

We will continue to build on this strong foundation as we execute our three-year growth strategy to further elevate the shopping experience, modernize our operations, and unlock strong and sustainable shareholder value.

Strategy

We have embraced a digital-first, omni-always growth strategy that supports our purpose to make it easy to feel at home and our mission to re-establish our authority and be the preferred omni-channel home destination driven by teams consistently delivering balanced durable growth. The framework of our strategy is based on the principles of being customer inspired, omni-always, people powered and performance driven. The business initiatives intended to drive our growth are rooted in the following five pillars:
1.Product: We are refining and amplifying an exciting omnichannel assortment that rebuilds authority and preference for Bed Bath & Beyond and creates energy through differentiation and curation.
2.Price: We are investing in and clarifying compelling value through more choice with opening price points, relevant owned brands and clear price communications in order to sharpen our value for quality proposition and to both acquire and win back customers.
3.Place: We are accelerating and optimizing connecting with, inspiring and energizing our customers by becoming a truly omni-always retailer to serve their preferred shopping needs.
4.Promise: We are clarifying and deepening our relationship with our customers by connecting, engaging and motivating them to strengthen loyalty and lifetime value.
5.People: We are creating and sustaining a talent engine and culture that attracts, retains and develops high-performing teams who consistently deliver operational excellence and business results.
With these five pillars as our guide, we are embracing a commitment to reconstruct and modernize our operating model to drive efficiency and effectiveness, charting a new course for our Company.
•Product. We are pursuing three key initiatives across our product strategy: developing an inspirational and more productive assortment, working closing with suppliers to reduce product cost and improving inventory management. We are rebuilding our authority in destination categories such as bedding, bath, kitchen food prep and home organization, which will feature the launch of more than 10 new proprietary owned brands over the next few years that will address a wide variety of customer needs, including value, style and destination categories. At the same time, we will be elevating the customer experience both in-store and online to be more inspirational, focusing on destination rooms and making it easier to navigate and more convenient to shop. As we build out our new assortment, we expect to leverage our scale and volume to re-negotiate significantly lower sourcing costs from our suppliers. In addition, we are strengthening our inventory management capabilities by moving to a centralized ordering and replenishment system expected to optimize inventory by channel and store, improve markdown management and drive overall productivity.
•Price. Our data-driven pricing strategy includes four key elements: ensuring our products are competitively priced, having a more value-driven assortment across a variety of price points, building more disciplined processes to drive effective and efficient promotions, and strengthening the way we communicate value to our customers. We regularly monitor price levels at our competitors in order to ensure that our prices are in accordance with our pricing philosophy. We will also continue to improve price competitiveness across key categories while also addressing assortment gaps in value tiers, to help us compete better with mass retailers and attract new customers to our business. We will use data-

driven insights to build discipline into the use of promotions, to increase return on investment and reduce ineffective promotional activity.
•Place. Our growth strategy leads with digital across channels and leverages our stores to our competitive advantage to drive a seamless customer experience. We are enhancing our digital experience through improved storytelling, making our websites and mobile site speeds faster, and making it easier for customers to find what they need and place an order more quickly. To create a more seamless experience across channels, we have also launched new omni-channel services such as BOPIS, contactless Curbside pickup and Same Day Delivery. We have expanded our ship from store capabilities, leveraging our national footprint and local market proximity to demand, and we are enhancing our store experience through data-driven store remodels and improving the productivity of our stores through a network optimization program.
•Promise. With a large customer base of approximately 37 million, one in five homes in the U.S., is a Bed Bath & Beyond home. The addition of 11 million new digital customers during 2020 highlights our strong potential to attract, retain and drive spend within the Home, Baby, Beauty & Wellness markets. As part of our strategic growth plans, we are launching a new customer value proposition to deepen connections with five core customer segments. In addition, we are developing an enterprise-wide strategy to unlock value across our core brands, including plans for a reinvented loyalty program to deepen customer relationships and motivate increased shopping across categories, channels and banners.
•People. Since the appointment of our President and CEO, Mark Tritton, we have recruited highly energetic, experienced and innovative leaders to work together, lead innovation and modernization, drive growth and accelerate the pace of change across our business. We are committed to creating and sustaining a talent engine and culture that attracts, retains and develops high performing team members who consistently deliver operational excellence and business results. As we consider how best to position associates to support our business and drive efficiency and effectiveness, we are guided by four principles: to be customer inspired, omni-always, people-powered and performance-driven.

Divestitures

During fiscal 2020, we divested of five non-core banners, including One Kings Lane in the first quarter, PersonalizationMall.com in the second quarter, Linen Holdings and Christmas Tree Shops in the third quarter and Cost Plus World Market in the fourth quarter, generating approximately $534 million in net proceeds, which are expected to be used to reinvest in our core business operations to drive growth, fund share repurchases, reduce our outstanding debt, or some combination of these. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for detailed information relating to these divestitures.

Impact of the COVID-19 Pandemic

As discussed in more detail throughout this Annual Report on Form 10-K, the ongoing coronavirus (COVID-19) pandemic has materially disrupted our operations to date. In compliance with relevant government directives, we closed all of our retail banner stores across the U.S. and Canada as of March 23, 2020, except for most stand-alone BABY and Harmon stores, which were categorized as essential given the nature of their products. In May 2020, we announced a phased approach to re-open our stores in compliance with relevant government directives, and as of the end of July 2020, nearly all of our stores reopened. We cannot predict, however, whether reopened stores will remain open, particularly as the regions in which we operate are experiencing a resurgence of reported new cases of COVID-19 and hospitalizations. In response to the health risks caused by the COVID-19 pandemic, we expanded our recently rolled out BOPIS, contactless Curbside Pickup and Same Day Delivery services to cover the vast majority of our stores.

In conjunction with the temporary store closures, we implemented additional cost reductions, including a furlough of the majority of store associates and a portion of corporate associates. We provided impacted store associates with applicable pay and benefits through April 3, 2020, and impacted corporate associates with pay and benefits through April 18, 2020. In addition, we had continued to pay 100% of the cost of healthcare premiums for all associates who participated in our health plan. Nearly all of the associates who were subject to furlough returned to work as of the third quarter of fiscal 2020. We also implemented a temporary reduction in salaries of our executive team by 30% through May 16, 2020, and a temporary reduction in the quarterly cash compensation of the independent members of the Board of Directors by 30% for the first quarter of fiscal 2020. We also modified our fiscal 2020 capital investment plan, focusing on our core business and key projects that support our digital and omni fulfillment capabilities, including the introduction of BOPIS and contactless Curbside Pickup services, omni inventory management, and digital marketing and personalization.

Competition

We operate in a highly competitive business environment and compete with other national, regional, local and online retailers that may carry similar lines of merchandise, including department stores, specialty stores, off-price stores, mass merchandise stores and online only retailers. We believe that the key to competing in our industry is to provide best-in-class customer service and customer experiences in stores and online, which includes providing compelling price and value; high-quality and differentiated products, services and solutions; convenience; technology; personalization; and appealing and experiential store environments.

Suppliers

We purchase substantially all of our merchandise in the United States, the majority from domestic sources (who may manufacture overseas) and the balance from importers. We purchase a small amount of our merchandise directly from overseas sources. In fiscal 2020, we purchased our merchandise from approximately 7,800 suppliers with our largest supplier accounting for approximately 7% of our merchandise purchases and the ten largest suppliers accounting for approximately 24% of such purchases. We have no long-term contracts for the purchases of merchandise. We believe that most merchandise, other than brand name goods, is available from a variety of sources and that most brand name goods can be replaced with comparable merchandise.

We are in the early stages of expanding our direct importing and direct sourcing capabilities. We believe that our expanding global sourcing capabilities will allow for a higher penetration of sourced and developed proprietary owned brands in our merchandise assortment.

Distribution

A substantial portion of our merchandise is shipped to stores through a combination of third-party facilities, including cross dock locations, or through our operated distribution facilities that are located throughout the United States. The remaining merchandise is shipped directly from vendors. Merchandise is shipped directly to customers from one of our distribution facilities, stores or from vendors. The majority of our shipments are made by contract carriers depending upon location. See "Item 2 – Properties" for additional information regarding the Company’s distribution facilities.

Marketing

We employ a digital-first, omni-channel approach to marketing that is strategically designed to deliver maximum consumer engagement. The customer-inspired marketing mix includes a comprehensive range of touchpoints, including social, search, mobile SMS, email, digital video, display, content and influencer marketing, online affiliate programs and public relations, as well as traditional broadcast and print media, circulars, catalogs and our well-known "big blue" coupons. We continue to invest in new technology tools that we expect will allow us to make significant strides in integrating our extensive customer data with relevant third-party data, in order to better scale, tailor and personalize marketing communications for our key customer segments.

Customer Care

Our omni-always strategy is rooted in elevating the end-to-end experience for our customers across all channels, brands and banners. Through a customer inspired lens, we invest in capabilities necessary to continuously evolve and deliver a seamless experience to our customers. Our digital-first customer care makes it easy for customers to connect with us through chat, phone, and our digital properties including our newly relaunched mobile apps that offer quick access to self-serve capabilities. Our holistic approach to customer care is designed to make it convenient for our customers to access help wherever and whenever they need it.

Tradenames, Service Marks and Domain Names

We use the service marks "Bed Bath & Beyond," "buybuy BABY," "Harmon," "Face Values" and "Decorist" in connection with our retail services. We have registered trademarks and service marks or are seeking registrations for these and other trademarks and service marks with the United States Patent and Trademark Office. In addition, we have registered or have applications pending with the trademark registries of several foreign countries, including the "Bed Bath & Beyond" name and logo registered in Canada and Mexico and the "buybuy BABY" name and logo registered in Canada. We also own a number of product trademarks. We file patent applications and seek copyright registrations where we deem such to be advantageous to the business. We believe that our name recognition and service marks are important elements of our merchandising strategy.

We also own a number of domain names, including bedbathandbeyond.com, bedbathandbeyond.ca, buybuybaby.com, buybuybaby.ca, harmondiscount.com, facevalues.com and decorist.com.

People and Culture

Our strategic transformation is based on five key pillars: product, price, promise, place and people. The people pillar of our transformation strategy communicates our commitment to creating and sustaining a talent engine and culture that attracts, retains and develops high performing team members who consistently deliver operational excellence and business results.

We believe that developing and fostering a company culture that supports our value proposition, including aligning the value proposition of our associates with that of our customers, is critical to our strategy. As we consider how best to position associates to support our business and drive efficiency and effectiveness, we are guided by four principles: to be customer inspired, omni-always, people-powered and performance-driven.

In 2020, we continued to assemble a new leadership team with deep industry expertise, and new skill sets, including omnichannel business experience, to complement existing in-house capabilities. As part of further organizational realignment efforts, we are evaluating the current allocation of resources at all levels to best utilize the skills and experience of our associates, while also recognizing the need to recruit new talent and perspectives, to accelerate our transformation. To support associate recruitment and retention, we are modernizing our new total rewards program to provide incentives, recognition and benefit programs that reflect the changing needs of our associates, with an emphasis on supporting associate wellbeing.

As set forth in our Commitment to Equal Opportunity and Diversity statement, we believe that our diverse workforce contributes to the strong bond associates have with customers. We are committed to diversity, equity and inclusion and providing opportunities for professional and personal growth to all associates, regardless of background. We are in the process of collecting associate baseline data and evaluating our demographic profile through various lenses as the first step toward tracking organizational diversity and establishing metric goals. We also will appoint a Chief Diversity Officer in fiscal 2021 and are looking at additional opportunities to establish an inclusive associate community, including continuing to conduct bias assessments, providing unconscious bias training, supporting our first Associate Resource Group (Beyond Black Associates Coalition) and establishing a framework for expanding affinity groups, and promoting events that raise awareness and celebrate diverse experiences.

The health and wellbeing of our customers and associates is one of our top priorities. On March 23, 2020, we temporarily closed all of our retail stores across the US and Canada, other than BABY and Harmon stores, subject to state and local regulations. In connection with these closures and the related furlough of the majority of store associates and a portion of corporate associates, we paid 100% of the health care premiums for furloughed associates. We also initiated a new COVID sick time policy. We implemented rapid response programs for our associates, including COVID protocols and safety tips to keep our teams safe, and also initiated a new Store Safety Plan guided by our medical advisor and national, state, and local guidance. We also launched a microsite to more effectively communicate our COVID plan and policies and serve as a resource for our customers and associates, including mask, cleaning and social distancing requirements, associate temperature checks and other procedures. New policies to address stress and work-life harmony for associates working remotely include a stipend for office supplies, meeting-free lunch hours and dedicated personal focus time on Fridays after noon. Beyond COVID, we are also considering the future of how we work and implementing policies and practices that create a work environment that prioritizes safety, as well as flexibility and associate mental wellbeing.

As of February 27, 2021, we had approximately 37,600 associates, including approximately 31,200 store associates and 4,500 supply chain associates. We invest a great deal of time and effort in our relationship with our associates, and consider that relationship to be good.

Government Regulations

We believe that we are in compliance with all applicable government regulations, including environmental regulations. We do not anticipate any material effects on our capital expenditures, earnings or competitive position as a result of our efforts to comply with applicable government regulations.

Seasonality

Our business is subject to seasonal influences. Generally, our sales volumes are higher in the calendar months of August (back to school), November and December (holiday), and lower in February.

Available Information

We make available as soon as reasonably practicable after filing with the Securities and Exchange Commission ("SEC"), free of charge, through our websites, www.bedbathandbeyond.com, and http://bedbathandbeyond.gcs-web.com/financial-information/sec-filings, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

ITEM 1A – RISK FACTORS
MACROECONOMIC AND INDUSTRY RISKS
General economic factors beyond our control, including the impact of COVID-19, and changes in the economic climate could adversely affect, and have materially adversely affected, our performance.
General economic factors that are beyond our control could impact our forecasts and actual performance. These factors include, but are not limited to, housing markets, recession, inflation, deflation, consumer credit availability, consumer debt levels, fuel and energy costs, interest rates, tax rates and policy, unemployment trends, the impact of natural disasters such as pandemics, civil disturbances and terrorist activities, foreign currency exchange rate fluctuations, conditions affecting the retail environment for products sold by us and other matters that influence consumer spending and preferences. Changes in the economic climate and the impact of the COVID-19 pandemic have materially adversely affected, and could continue to materially adversely affect, our business, results of operations, financial condition and liquidity.

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. In an effort to slow the spread of COVID-19, national and local governments in regions in which we operate have enacted various measures, including travel restrictions or bans, restrictions on events and gatherings and various other “social distancing” recommendations. In response to COVID-19, we temporarily closed all retail store locations as of March 23, 2020 (other than BABY and Harmon Face Values stores). On May 8, 2020, we announced a phased approach to re-open a number of stores, subject to state and local regulations, and nearly all of our stores have reopened (sometimes in a limited capacity) as of July 2020. Despite the gradual re-opening of stores, the extent, severity and overall duration of the COVID-19 pandemic, including its recent resurgence, and the temporary store closures have resulted in significant continuing uncertainty, and the overall impact of COVID-19 may continue to materially and adversely impact our business and could also result in the recording of additional non-cash impairment charges. In future periods, our business, results of operations, financial condition and liquidity may be materially adversely impacted by reduced store traffic and consumer spending due to, among other things, significant continued unemployment and economic downturn, as well as consumer anxiety regarding shopping in physical stores. We could also suffer reputational harm or other potential liability if we were to experience widespread transmission of COVID-19 at one or more of our stores or other facilities.

The impacts and potential impacts from the COVID-19 pandemic that could directly or indirectly materially affect our business, results of operations, financial condition and liquidity also include, but are not limited to:
•Potential failure of third parties on which we rely, including our suppliers, commercial banks and other external business partners, to meet their obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, or by travel restrictions and border closures;
•Negative impact on our employees. The spread of COVID-19 has caused us to modify our business practices (including employee travel and work locations, cancellation of physical participation in meetings, events and conferences and a furlough of the majority of store associates and a portion of corporate associates, nearly all of whom have returned as of the third quarter of fiscal 2020), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees;
•Potential impact on our ability to meet our obligations to business partners, including under our secured asset-based revolving credit facility (the "ABL Facility"), which contains a springing minimum fixed charge coverage ratio, customary representations, warranties and affirmative and negative covenants, and under our current lease obligations. We have renegotiated and continue to renegotiate payment terms for goods, services and rent. Similar to other retailers, we have also withheld portions of and/or delayed payments to certain of our business partners as we negotiate revisions to our payment terms, in order to further maintain liquidity given the temporary store closures. There can be no assurance that we will be able to successfully renegotiate payment terms with all such business partners, and the ultimate outcome of these activities, including the responses of all business partners, are not yet known;
•Significant reductions in demand or significant volatility in demand for our products, which have been and may continue to be caused by, among other things, the temporary inability of consumers to shop at our stores or buy our products due to illness, quarantine or other travel restrictions, unemployment or other financial hardship, and shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products; and
•Disruptions in the financial markets may materially adversely affect the value of our common stock and availability and cost of credit, which could negatively affect our liquidity.

The COVID-19 pandemic continues to evolve rapidly, and the extent of the adverse impact of COVID-19 on the economy and us will depend, in part, on the length and severity of the measures taken to limit the spread of the virus, including the distribution and effectiveness of vaccines and treatments, and, in part, on the size and effectiveness of the compensating measures taken by governments. We are closely monitoring the potential effects and impact on our business, operations, financial condition and financial performance, including liquidity and capital usage, though the extent is difficult to fully predict at this time due to the rapid evolution of this uncertain situation. For more information on the impact of COVID-19 on our business, see "Item 1 - Business - Impact of the COVID-19 Pandemic."

We operate in the highly competitive retail business where the use of emerging technologies as well as unanticipated changes in the pricing and other practices of competitors may adversely affect our performance.
The retail business is highly competitive. We compete for customers, employees, locations, merchandise, technology, services and other important aspects of the business with many other local, regional and national retailers. These competitors range from specialty retailers to department stores and discounters as well as online and multichannel retailers, some of which are larger than us with significantly greater financial resources. In recent years, competition has further intensified as a result of reduced discretionary consumer spending, increased promotional activity and deep price discounting.

Rapidly evolving technologies are also altering the manner in which we and our competitors communicate and transact with customers. Our execution of the elements of our transformation strategy is designed to adapt to these changes, in the context of competitors’ actions, customers' adoption of new technology and related changes in customer behavior, and presents a specific risk in the event that we are unable to successfully execute our plans or adjust them over time as needed. Further, unanticipated changes in pricing and other practices of our competitors, including promotional activity (particularly during holiday periods), reduced thresholds for free shipping and rapid price fluctuation enabled by technology, may adversely affect our performance. If we are unable to adapt effectively and quickly to a changing competitive landscape and maintain our competitive position, we could experience downward pressure on prices, lower demand for our merchandise, reduced sales and margins, inability to take advantage of new business opportunities and loss of market share. For more information on our strategy, see "Item 1 - Business - Strategy."

Our failure to anticipate and respond in a timely fashion to changes in consumer preferences and demographic factors may adversely affect our business, results of operations and financial condition.
Our success depends on our ability to anticipate and respond in a timely manner to changing merchandise trends, customer demands and demographics in order to maintain and attract customers. Our failure to anticipate, identify or react appropriately to changes in customer tastes, preferences, shopping and spending patterns and other life interest decisions, including as a result of COVID-19, could lead to, among other things, excess inventories or a shortage of products and may adversely affect our business, results of operations and financial condition.

In addition, we must manage our inventory effectively and commensurately with customer demand. Often, we need to order merchandise, and enter into contracts for the purchase and manufacturing of such merchandise, multiple seasons in advance of and frequently before customer trends and preferences are known. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing trends and preferences. As a result, we are vulnerable to demand and pricing shifts and to misjudgments in the selection and timing of merchandise purchases. If we do not accurately predict our customers’ preferences and demands for our products, our inventory levels will not be appropriate, and our business, results of operations and financial condition may be negatively impacted.

Our business is seasonal in nature, which could negatively affect our results of operations and financial performance.
Our business is subject to seasonal influences, with a significant portion of sales and revenues historically realized during the back to school and holiday seasons. We must carry a significant amount of inventory during this time, and if we are not able to sell the inventory, we may be required to take significant inventory markdowns or write-offs, which could reduce profitability. Similarly, if we do not adequately stock or restock popular products, particularly during the back to school and holiday seasons, and fail to meet customer demand, revenue and customer loyalty may be adversely impacted.

In addition, our financial results during the holiday season may fluctuate significantly based on many factors, including holiday spending patterns and weather conditions, and any such fluctuation could have a disproportionate effect on our results of operations for the entire fiscal year. Because of the seasonality of our business, our operating results vary considerably from quarter to quarter, and results from any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

STRATEGY RISKS

We may face challenges in executing our omnichannel strategy and expanding our operations to ecommerce.
During fiscal 2020, we began executing on elements of our new growth strategy, which we comprehensively communicated during our October 2020 Investor Day. Our ability to implement our strategic direction is based on a number of key assumptions regarding the future economic environment and our ability to meet certain ambitions, goals and targets, among other things. If any of these assumptions (including but not limited to our ability to meet certain ambitions, goals and targets) prove inaccurate in whole or in part, our ability to achieve some or all of the expected benefits of this strategy could be limited, including our ability to meet our stated financial objectives and retain key employees. Factors beyond our control, including but not limited to market and economic conditions, execution risk related to the implementation of our strategy and other challenges and risk factors discussed in this annual report, could limit our ability to achieve some or all of the expected benefits of this strategy. If we are unable to implement this strategy successfully in whole or in part or should the components of the strategy that are implemented fail to produce the expected benefits, our business, results of operations, financial condition and financial performance may be materially and adversely affected.

Additionally, an important part of our strategy involves providing customers with a seamless omnichannel shopping experience. Customer expectations about the methods by which they purchase and receive products or services are evolving, including as a result of the COVID-19 pandemic, and they are increasingly using technology to compare and purchase products. Once products are purchased, customers are seeking alternate options for delivery of those products. The coordinated operation of our network of physical stores and online platforms is fundamental to the success of our omnichannel strategy, and our ability to compete and meet customer expectations may suffer if we are unable to provide relevant customer-facing technology and omnichannel experiences. Consequently, our business, results of operations, financial condition and financial performance could be materially adversely affected. For more information on our strategy, see "Item 1 - Business - Strategy."

Successful execution of our omnichannel strategy is dependent, in part, on our ability to establish and profitably maintain the appropriate mix of digital and physical presence in the markets we serve.
Successful execution of our omnichannel strategy depends, in part, on our ability to develop our digital capabilities in conjunction with optimizing our physical store operations and market coverage, while maintaining profitability. Our ability to develop these capabilities will depend on a number of factors, including our assessment and implementation of emerging technologies and our ability to manage the rapid increase in online orders as a result of the COVID-19 pandemic as well as our ability to drive store traffic upon the expected return of in-person shopping. Our ability to optimize our store operations and market coverage requires active management of our real estate portfolio in a manner that permits store sizes, layouts, locations and offerings to evolve over time, which to the extent it involves the relocation of existing stores or the opening of additional stores will depend on a number of factors, including our identification and availability of suitable locations; our success in negotiating leases on acceptable terms; and our timely development of new stores, including the availability of construction materials and labor and the absence of significant construction and other delays based on weather or other events. These factors could potentially increase the cost of doing business and the risk that our business practices could result in liabilities that may adversely affect our performance, despite the exercise of reasonable care.

There are risks associated with our store network optimization strategies, pursuant to which we plan to close approximately 200 mostly BBB stores by the end of fiscal 2021.
As part of our ongoing business transformation, our Board approved the planned closure of approximately 200 mostly BBB stores by the end of fiscal 2021 as part of our store network optimization program. In connection with this program, we expect to incur one-time costs, including contract termination costs, employee-related costs, professional fees and non-cash impairment charges, which cannot reasonably be estimated at this time. We may not be able to complete the planned store closures in the timeframe, on the terms or in the manner it expects. In addition, the announced program involves numerous risks, including, without limitation, the diversion of our attention from our businesses and operations. If these or other factors impair our ability to successfully implement the program, we may not be able to realize the anticipated benefits of the program, which may materially adversely affect our business, results of operations, financial condition and liquidity. As of February 27, 2021, 144 of the BBB stores have been closed.

Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements.
We continually assess shareholder value and strategic fit of our existing businesses, and may divest or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired shareholder value or return on investment. Such transactions pose risks and challenges that could negatively impact our business, including, but not limited to, not being able to achieve the desired strategic and financial benefits or obtain satisfactory terms within our anticipated timeframe or at all. Even after reaching a definitive agreement to sell or dispose a business, the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions may dilute our earnings per share or adversely impact corporate overhead contribution/allocation associated with divested brands, have other adverse financial and accounting impacts and distract management or result in disputes with buyers. We may also be required to indemnify buyers against known and unknown contingent liabilities related to any businesses we have sold or disposed. The resolution of these contingencies may have a material effect on our financial statements.

In addition, uncertainty about the effect of any potential divestiture on employees, business partners, suppliers and vendors may have an adverse effect on us. These uncertainties may impair our ability to retain and motivate key personnel and could cause business partners, suppliers, vendors and others that deal with us to defer or decline entering into contracts with us or seek to change existing business relationships with us. In addition, if key employees depart because of uncertainty about their future roles and the potential complexities of any potential divestiture, our business could be harmed. If we are unable to divest any such businesses, we may not be able to find another buyer on the same terms and will continue to be subject to the risks of operating such businesses. For more information on our strategy and recent divestitures, see "Item 1 - Business."

OPERATIONAL RISKS

A major disruption of our information technology systems could negatively impact results of operations.

Our results of operations could be negatively impacted by a major disruption of our information technology systems. We rely heavily on these systems to process transactions, manage inventory replenishment, summarize results and control distribution of products. Despite numerous safeguards and careful contingency planning, these systems are still subject to power outages, telecommunication failures, cybercrimes, cybersecurity attacks and other catastrophic events. Our information technology systems could also be adversely affected by changes that result from COVID-19, including, for example, the significant increase in remote working of our employees and the increase in online orders due to restrictions on our retail operations. A major disruption of the systems and their backup mechanisms may cause us to incur significant costs to repair the systems, experience a critical loss of data and/or result in business interruptions.

A breach of our data security systems or those of our third-party service providers could have a negative impact on our results of operations and financial performance due to possible loss of consumer confidence, as well as potential government penalties and private litigation.

We process, transmit, store and maintain certain information about our customers and employees in the ordinary course of business. In connection with certain activities, including, without limitation credit card processing, website hosting, data encryption and software support, we utilize third party service providers, and we believe we take appropriate steps to require such providers to secure such information and to assess their ability to do so. We invest considerable resources in protecting this sensitive information but are still subject to a possible security event, including but not limited to cybercrimes or cybersecurity attacks which may not be detected for a period of time. A breach of our security systems or those of our third-party service providers resulting in unauthorized access to stored personal information could negatively impact our reputation, results of operations and financial performance. Certain aspects of the business, particularly our websites, depend heavily on consumers entrusting personal financial information to be transmitted securely over public networks. A loss of consumer confidence from such a breach could result in lost future sales and have a material adverse effect on our reputation. In addition, a breach or other type of cybercrime or cybersecurity attack could cause us to incur significant costs to restore the integrity of our data and systems, could require the devotion of significant management resources and could result in significant government penalties and private litigation.

In particular, in connection with COVID-19, there has been a spike in cybersecurity attacks as shelter in place orders and work from home measures have led businesses to increase reliance on virtual environments and communications systems, which have been subjected to increasing third-party vulnerabilities and security risks. Malicious hackers may attempt to gain access to our network or data centers; steal proprietary information related to our business, products, employees, and customers; or interrupt our systems and services or those of our customers or others. Although we monitor our networks and continue to enhance our security protections, hackers are increasingly more sophisticated and aggressive, and our efforts may be inadequate to prevent all incidents of data breach or theft.

In October 2019, we discovered that a third party acquired e-mail and password information from a source outside of our systems that was used to access less than 1% of our online customer accounts. On October 29, 2019, we sent notifications to certain customers as required by applicable legal requirements. None of our online customers’ payment cards were compromised as a result of this incident. Since becoming aware of this incident, we retained a leading security forensics firm and have implemented remedial measures.

Damage to our reputation in any aspect of our operations could potentially impact our operating and financial results.

Our reputation is based, in part, on perceptions of subjective qualities, so incidents involving us, our products or the retail industry in general that erode customer trust or confidence could adversely affect our reputation and our business. As we increase the number of items available to be shipped directly from a vendor to a customer for home delivery or in-home assembly, any deficiencies in the performance of these third party merchandise vendors and service providers could also have a material adverse effect on our reputation, despite our monitoring controls and procedures. In addition, challenges to our compliance with a variety of social, product, labor and environmental standards could also jeopardize our reputation and lead to adverse publicity, especially in social media. The use of social media by us and consumers has also increased the risk that our reputation could be negatively impacted. The availability of information and opinion on social media is immediate, as is its impact. The opportunity for dissemination of information, including inaccurate and inflammatory information and opinion, is virtually limitless. Information about or affecting us is easily accessible and rapidly disseminated.

Damage to our brand and reputation could potentially impact our operating and financial results, diminish customer trust and generate negative sentiment, as well as require additional resources to rebuild our reputation.

Our success is dependent, in part, on managing costs of labor, merchandise and other expenses that are subject to factors beyond our control.

Our success depends, in part, on our ability to manage operating costs and to look for opportunities to reduce costs. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, labor organizing activities and changing demographics. Our ability to find qualified merchandise vendors and service providers and obtain access to products in a timely and efficient manner can be adversely affected by trade restrictions, political instability, financial instability of suppliers, suppliers’ noncompliance with applicable laws, transportation costs, disruptions to our supply chain network serving our stores, distribution facilities and customers due to labor disturbances and other items, and other factors beyond our control, including the impact of the COVID-19 pandemic on temporary store closures and employee furloughs.

Disruptions of our supply chain could have an adverse effect on our operating and financial results.

Disruption of our supply chain capabilities due to trade restrictions, port-related issues such as closures, congestion or delays, political instability, weather, natural disaster, pandemics (including COVID-19), terrorism, product recalls, labor supply or stoppages, financial and/or operational instability of key suppliers and carriers, or other reasons could impair our ability to distribute our products. To the extent we are unable to mitigate the likelihood or potential impact of such events, it could materially and adversely impact our business, results of operations, financial condition and liquidity.

Our success is dependent, in part, on the ability of our employees in all areas of the organization to execute our business plan and, ultimately, to satisfy our customers.

Our ability to attract and retain qualified employees in all areas of the organization may be affected by a number of factors, including geographic relocation of employees, operations or facilities and the highly competitive markets in which we operate, including the markets for the types of skilled individuals needed to support our continued success.

We rely on our management team and other key personnel.

We depend on the skills, working relationships, and continued services of key personnel. In addition, our ability to achieve our operating goals depends on our ability to identify, hire, train, and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, train, and retain other talented personnel. Any such loss or failure could adversely affect our business, results of operations and financial condition.

In particular, our continued success will depend in part on our ability to retain the talents and dedication of key employees. If key employees terminate their employment, become ill as a result of the COVID-19 pandemic, or if an insufficient number of employees is retained to maintain effective operations, our business activities may be adversely affected and our management team's attention may be diverted. In addition, we may not be able to locate suitable replacements for any key employees who leave or offer employment to potential replacements on reasonable terms, all of which could adversely affect our business, results of operations and financial condition.

Unusual weather patterns could adversely affect our performance.

Our operating results could be negatively impacted by unusual weather patterns. Frequent or unusually heavy snow, ice or rain storms, hurricanes, floods, tornados or extended periods of unseasonable temperatures could adversely affect our performance.

CAPITAL RISKS

Disruptions in the financial markets could have a material adverse effect on the Company’s ability to access our cash and cash equivalents.

We may have amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. While we closely manage our cash and cash equivalents balances to minimize risk, if there were disruptions in the financial markets or continue to be disruptions in the financial markets due to the impact of the COVID-19 pandemic, we cannot be assured that we will not experience losses on our deposits, and it may negatively impact the availability and cost of capital.

Our stock price has been and may continue to be subject to volatility, and this and other factors may affect elements of our capital allocation strategy such as share repurchases, future dividends and debt reduction.

Our stock price has experienced volatility over time and this volatility may continue, in part due to factors such as those mentioned in this Item 1A. Stock volatility in itself may adversely affect shareholder confidence as well as employee morale and retention for those associates who receive equity grants as part of their compensation packages. The impact on employee morale and retention could adversely affect our business performance and financial results. Stock volatility and other factors may also affect elements of our capital allocation strategy, and our ability to use equity to fund acquisitions or raise capital.

As part of our capital allocation strategy, since December 2004, our Board of Directors has authorized several share repurchase programs, and in April 2016, the Board of Directors authorized a quarterly dividend program. Decisions regarding share repurchases and dividends are within the discretion of the Board of Directors, and will be influenced by a number of factors, including the price of our common stock, general business and economic conditions, our financial condition and operating results, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. Changes in, or the elimination of, our share repurchase programs or dividend could have a material adverse effect on the price of our common stock. Our share repurchase program could change, and would be influenced by several factors, including business and market conditions, such as the impact of the COVID-19 pandemic on our stock price. In response to the COVID-19 pandemic, in March 2020, we postponed our plans for share repurchases and suspended the payment of dividends and planned debt reductions. We recommenced share repurchase programs on October 28, 2020 and also entered into accelerated share repurchase programs on October 28, 2020 and January 7, 2021 (as amended on January 29, 2021), totaling $375.0 million. For more information on our dividends and share repurchase programs, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Our business would be adversely affected if we are unable to service our debt obligations.

We have incurred indebtedness under senior unsecured notes and have entered into the ABL Facility. Our ability to pay interest and principal when due, comply with debt covenants or repurchase the senior unsecured notes if a change of control occurs, will depend upon, among other things, sales and cash flow levels and other factors that affect our future financial and operating performance, including prevailing economic conditions and financial and business factors, many of which are beyond our control. Given the current economic environment, and the continuing adverse effects of the COVID-19 pandemic, for example, we may be unable to maintain compliance with the springing minimum fixed charge coverage ratio covenant under the ABL Facility in future periods, to the extent the covenant is applicable under the terms of the ABL Facility, which would result in an event of default under the ABL Facility and could, at the direction of the requisite lenders, result in the acceleration of the obligation to repay the outstanding amounts thereunder if not waived by the applicable lenders.

If we become unable in the future to generate sufficient cash flow to meet our debt service requirements, we may be forced to take remedial actions such as restructuring or refinancing our debt; seeking additional debt or equity capital; reducing or delaying our business activities, or selling assets. There can be no assurance that any such measures would be successful.

LEGAL AND REGULATORY RISKS

Changes in statutory, regulatory, and other legal requirements at a local, state or provincial and national level, or deemed noncompliance with such requirements, could potentially impact our operating and financial results.

We are subject to numerous statutory, regulatory and legal requirements at a local, state or provincial and national level, and this regulatory environment is subject to constant change. Our operating results could be negatively impacted by developments in these areas due to the costs of compliance in addition to possible government penalties and litigation in the event of deemed noncompliance. Changes in the law or the regulatory environment in the areas of customer, employee or product safety, environmental protection, privacy and information security, wage and hour laws, and international trade policy, among others, could adversely impact our operations and financial results.

Changes to accounting rules, regulations and tax laws, or new interpretations of existing accounting standards or tax laws could negatively impact our operating results and financial position.

Our operating results and financial position could be negatively impacted by changes to accounting rules and regulations or new interpretations of existing accounting standards. Our effective income tax rate could be impacted by changes in accounting standards as well as changes in tax laws or the interpretations of these tax laws by courts and taxing authorities which could negatively impact our financial results. Such changes would include for example, the possible adoption by the United States of additional tariffs, or the disallowance of tax deductions, with respect to imported merchandise.

New, or developments in existing, litigation, claims or assessments could potentially impact our reputation, operating and financial results.

We are involved in litigation, claims and assessments incidental to our business, the disposition of which is not expected to have a material effect on our reputation, financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially adversely affected by changes in our assumptions related to these matters. While outcomes of such actions vary, any such claim or assessment against us could negatively impact our reputation, operations and financial results.

A failure of our suppliers to adhere to appropriate laws, regulations or standards could negatively impact our reputation.

We purchase substantially all of our merchandise in the United States, the majority from domestic sources (who may manufacture overseas) and the balance from importers. We purchase a small amount of our merchandise directly from overseas sources. The failure of one of our domestic or foreign suppliers to adhere to labor, environmental, privacy, health and safety laws, regulations and standards could negatively impact our reputation and have a material adverse effect on our business and results of operations.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.
ITEM 2 – PROPERTIES
Most of our stores are located in suburban areas of medium and large-sized cities. These stores are situated in strip and power strip shopping centers, as well as in major off-price and conventional malls, and in free standing buildings.
As of February 27, 2021, our 1,020 stores are located in all 50 states, the District of Columbia, Puerto Rico and Canada and range in size from approximately 4,000 to 100,000 square feet, but are predominantly between 18,000 and 50,000 square feet. Approximately 85% to 90% of store space is used for selling areas.

The table below sets forth the locations of our stores as of February 27, 2021:

STORE LOCATIONS

Alabama	15	New York	72
Alaska	1	North Carolina	26
Arizona	24	North Dakota	2
Arkansas	7	Ohio	26
California	97	Oklahoma	9
Colorado	20	Oregon	11
Connecticut	14	Pennsylvania	27
Delaware	4	Rhode Island	2
Florida	72	South Carolina	15
Georgia	27	South Dakota	2
Hawaii	1	Tennessee	19
Idaho	8	Texas	78
Illinois	32	Utah	7
Indiana	14	Vermont	2
Iowa	8	Virginia	28
Kansas	10	Washington	23
Kentucky	8	West Virginia	2
Louisiana	12	Wisconsin	10
Maine	4	Wyoming	2
Maryland	14	District of Columbia	1
Massachusetts	23	Puerto Rico	2
Michigan	32	Alberta, Canada	15
Minnesota	11	British Columbia, Canada	11
Mississippi	7	Manitoba, Canada	2
Missouri	16	New Brunswick, Canada	2
Montana	6	Newfoundland and Labrador, Canada	1
Nebraska	6	Nova Scotia, Canada	2
Nevada	10	Ontario, Canada	28
New Hampshire	10	Prince Edward Island, Canada	1
New Jersey	72	Saskatchewan, Canada	2
New Mexico	5	Total	1,020
We lease substantially all of our existing stores. The leases provide for original lease terms that generally range from 10 to 15 years and most leases provide for a series of five year renewal options, often at increased rents, the exercise of which is at our sole discretion. We evaluate leases on an ongoing basis which may lead to renegotiated lease provisions, including rent and term duration, or the possible relocation or closing of stores. We have more than 120 store leases that are up for renewal in 2021, which provide opportunity to evaluate additional store closures and relocations. Certain leases provide for scheduled rent increases (which, in the case of fixed increases, we account for on a straight-line basis over the committed lease term, beginning when we obtain possession of the premises) and/or for contingent rent (based upon store sales exceeding stipulated amounts).
We have distribution facilities, which ship merchandise to stores and customers, totaling approximately 3.4 million square feet, all of which are leased facilities.
As of February 27, 2021, we have approximately 743,000 square feet within 11 leased and owned facilities for procurement and corporate office functions.
ITEM 3 – LEGAL PROCEEDINGS

A putative securities class action was filed on April 14, 2020 against our Company and three of our officers and/or directors (Mark Tritton, Mary Winston (the Company’s former Interim Chief Executive Officer) and Robyn D’Elia (the Company’s former Chief Financial Officer and Treasurer)) in the United States District Court for the District of New Jersey (the "New Jersey federal court"). The case, which is captioned Vitiello v. Bed Bath & Beyond Inc., et al., Case No. 2:20-cv-04240-MCA-MAH, asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") on behalf of a putative class of purchasers of our securities from October 2, 2019 through February 11, 2020. The Complaint alleges that certain of our disclosures about financial performance and certain other public statements during the putative class period were materially false or misleading. A similar putative securities class action, asserting the same claims on behalf of the same putative class against the same defendants, was filed on April 30, 2020. That case, captioned Kirkland v. Bed Bath & Beyond

Inc., et al., Case No. 1:20-cv-05339-MCA-MAH, is also pending in the United States District Court for the District of New Jersey. On August 14, 2020, the court consolidated the two cases and appointed Kavin Bakhda as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995. Lead plaintiff and additional named plaintiff Richard Lipka filed an Amended Class Action Complaint on October 20, 2020, on behalf of a putative class of purchasers of our securities from September 4, 2019 through February 11, 2020. Defendants moved to dismiss the Amended Complaint on December 21, 2020.

On July 10, 2020, the first of three related shareholder derivative actions was filed in the New Jersey federal court on behalf of our Company against various present and former directors and officers. The case, which is captioned Salu v. Tritton, et al., Case No. 2:20-cv-08673-MCA-MAH (D.N.J.), asserts claims under §§10(b) and 20(a) of the Exchange Act and for breach of fiduciary duty, unjust enrichment, and waste of corporate assets under state law arising from the events underlying the securities class actions described above and from our repurchases of our own shares during the class period pled in the securities cases. The two other derivative actions, which assert similar claims, are captioned Grooms v. Tritton, et al., Case No. 2:20-cv-09610-SDW-RDW (D.N.J.) (filed July 29, 2020), and Mantia v. Fleming, et al., Case No. 2:20-cv-09763-MCA-MAH (D.N.J.) (filed July 31, 2020). On August 5, 2020, the court signed a stipulation by the parties in the Salu case to stay that action pending disposition of a motion to dismiss in the securities class action, subject to various terms outlined in the stipulation. The parties in all three derivative cases have moved to consolidate them and to apply the Salu stay of proceedings to all three actions. The court granted the motion on October 14, 2020.

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

At this time, we are unable to estimate any potential losses that may be incurred and have not recorded a liability for the above matters.

The District Attorney's office for the County of Ventura, together with District Attorneys for other counties in California (together, the "District Attorneys"), recently concluded an investigation regarding the management and disposal at our stores in California of certain materials that may be deemed hazardous or universal waste under California law. On March 19, 2019, the District Attorneys provided us with a settlement demand that included a proposed civil penalty, reimbursement of investigation costs, and certain injunctive relief, including modifications to our existing compliance program, which already includes associate training, on-going review of disposal rules applicable to various product categories, and specialized third-party disposal. During fiscal 2020, we agreed with the District Attorneys on a settlement payment of approximately $1.5 million to resolve the matter. We have also agreed to spend $171,000 over the next 36 months on refinements to our compliance program. Our Company and the District Attorneys executed a Stipulated Judgment to this effect, which was recently filed with the court. As of February 29, 2020, we had recorded an accrual for the estimated probable loss for this matter, and made the related settlement payment during the fourth quarter of fiscal 2020.

While no assurance can be given as to the ultimate outcome of these matters, we do not believe that the final resolution will have a material adverse effect on our consolidated financial position, results or liquidity. We are also a party to various legal proceedings arising in the ordinary course of business, which we do not believe to be material to the Company’s consolidated financial position, results of operations or liquidity.
ITEM 4 – MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on The Nasdaq Global Select Market under the symbol BBBY. On March 27, 2021, there were approximately 2,100 shareholders of record of the common stock (without including individual participants in nominee security position listings). On March 27, 2021, the last reported sale price of the common stock was $29.26.
During fiscal 2016, our Board of Directors authorized a quarterly dividend program. During fiscal 2020, 2019 and 2018, total cash dividends of $23.1 million, $85.5 million and $86.3 million were paid, respectively. As a result of the COVID-19 pandemic, we have suspended our quarterly cash dividend payments to support plans to build long-term shareholder value and further strengthen our financial flexibility beyond our cash position. Any quarterly cash dividends to be paid in the future are subject to the determination by the Board of Directors, based on an evaluation of our earnings, financial condition and requirements, business conditions and other factors.
Since 2004 through the end of fiscal 2020, we have repurchased approximately $11.0 billion of our common stock through share repurchase programs. Our purchases of our common stock during the fourth quarter of fiscal 2020 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
November 29, 2020 - December 26, 2020	3,600	$18.91	3,600	$1,814,413,505
December 27, 2020 - January 23, 2021	5,001,700	$20.49	5,001,700	$1,711,930,557
January 24, 2021 - February 27, 2021	6,346,000	$20.94	6,346,000	$1,729,038,784
Total	11,351,300	$20.74	11,351,300	$1,729,038,784
(1) Between December 2004 and December 2020, our Board of Directors authorized, through several share repurchase programs, the repurchase of $12.775 billion of our shares of common stock. Subsequent to the end of fiscal 2020, our Board of Directors expanded the existing share repurchase authorization by an additional $175 million, which increased the total share repurchase authorization to $12.950 billion. We have authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. Shares purchased, as indicated in this table, include shares withheld to cover employee related taxes on vested restricted shares, restricted stock units and performance stock unit awards, as well as shares purchased pursuant to accelerated share repurchase agreements, as defined below. Our share repurchase program could change, and any future share repurchases will be subject to the determination of the Board of Directors, based on an evaluation of our earnings, financial condition and requirements, business and market conditions and other factors, including the restrictions on share repurchases under our secured asset-based revolving credit facility.
(2) Excludes brokerage commissions paid by the Company, if any.
(3) In the third quarter of fiscal 2020, we paid $225.0 million under an accelerated share repurchase agreement (the "ASR Agreement") to JPMorgan Chase Bank, National Association (“JP Morgan”) and received an initial delivery of approximately 4.5 million shares. The Average Price Paid per Share was calculated using the closing market value of the shares on the date the initial shares were delivered. During the fourth quarter of fiscal 2020, we received an additional 6.3 million shares under the ASR Agreement.
On January 7, 2021 (as amended on January 29, 2021), we entered into an additional $150 million accelerated share repurchase agreement ("ASR Agreement 2"), subject to market conditions, pursuant to which we paid $150.0 million to JP Morgan, and received an initial delivery of 5.0 million shares. Subsequent to the end of fiscal 2020, final settlement under ASR Agreement 2 occurred and we received an additional 0.2 million shares.

Stock Price Performance Graph
The graph shown below compares the performance of our common stock with that of the S&P 500 Index, the S&P Retail Composite Index and the S&P 500 Specialty Retail Index over the same period (assuming the investment of $100 in our common stock and each of the three Indexes on February 27, 2016, and the reinvestment of dividends, if any).

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are an omnichannel retailer that makes it easy for our customers to feel at home. We sell a wide assortment of merchandise in the Home, Baby, Beauty & Wellness markets and operate under the names Bed Bath & Beyond ("BBB"), buybuy BABY ("BABY"), and Harmon, Harmon Face Values, or Face Values (collectively, "Harmon"). We also operate Decorist, an online interior design platform that provides personalized home design services. In addition, we are a partner in a joint venture, which operates retail stores in Mexico under the name Bed Bath & Beyond.

For fiscal 2020, 2019 and 2018, we accounted for our operations as two operating segments: North American Retail and Institutional Sales, the latter of which did not meet the quantitative thresholds under GAAP and, therefore, was not a reportable segment. The Institutional Sales operating segment was comprised of Linen Holdings, which was divested in October 2020. We will continue to account for our operations as one North American Retail reporting segment going forward.

We have undertaken significant changes over the past year, including extensive changes to executive leadership, as well as development of essential strategies and plans to focus on positioning our business for long-term success. During the past year, as the world responded to the unparalleled challenge of the COVID-19 pandemic, we have taken aggressive and thoughtful steps to safeguard our people and communities while we continue to serve our customers. Similar to many other businesses, the COVID-19 pandemic served as a catalyst to accelerate the pace of change and innovation across our Company, advancing ongoing efforts to reset our cost structure and build a modern, durable model for long-term profitable growth.
We are driving a digital-first, omni-always growth strategy and optimizing our digital and physical store channels to provide our customers with a seamless omni-channel shopping experience. Digital purchases, including web and mobile, can be shipped to a customer from our distribution facilities, directly from vendors, or from a store. Store purchases are primarily fulfilled from that store's inventory or may also be shipped to a customer from one of our distribution facilities, from a vendor, or from another store. Customers can also choose to pick up orders using our newly introduced Buy Online Pickup In Store ("BOPIS") and contactless Curbside Pickup services, as well as return online purchases to a store. Customers can also make purchases through one of our customer contact centers and in-store through The Beyond Store, our proprietary web-based platform. These capabilities allow us to better serve our customers across various channels.

Restructuring and Business Transformation

As part of our business transformation plan, we are pursuing a comprehensive cost restructuring program, to drive improved financial performance over the next two-to-three years. We expect to reinvest a portion of the expected cost savings into future growth initiatives. Key components of the expected financial improvement include:
•Approximately $100 million in annual savings from our previously disclosed store network optimization project which includes the planned closure of approximately 200 mostly BBB stores by the end of fiscal 2021. During fiscal 2020, we closed 144 BBB stores. We continue to believe that our physical store channel is an asset for our transformation into a digital-first company, especially with new omni-fulfillment capabilities in BOPIS, Curbside Pickup and Same Day Delivery;
•Approximately $200 million in annual savings from product sourcing, through renegotiations with existing vendors; and
•Approximately $100 to $150 million in annual selling, general and administrative expense savings from continued optimization of our corporate overhead cost structure and reductions in other discretionary expense. During the second quarter of fiscal 2020, we implemented a workforce reduction of approximately 2,800 roles from across our corporate headquarters and retail stores, designed to further reduce layers at the corporate level, significantly reposition field operations to better serve customers in a digital-first environment, and realign technology, supply chain and merchandising teams to support our strategic growth initiatives.
In connection with the above restructuring and transformation initiatives, we recorded $149.3 million within cost of sales and restructuring and transformation initiative expenses in our consolidated statements of operations for fiscal 2020 for costs associated with our planned store closures as part of the network optimization program for which the store closure process has commenced, workforce reduction and other transformation initiatives. At this point, we are unable to estimate the amount or range of amounts expected to be incurred in connection with future store closures and will provide such estimates as they become available.

Divestitures and Other Cash Generating Activities
On December 14, 2020, we announced that we entered into a definitive agreement to sell Cost Plus World Market to Kingswood Capital Management, a Los Angeles-based private equity firm. The transaction closed during the fourth quarter of fiscal 2020, generating approximately $63.7 million in proceeds, subject to certain working capital and other adjustments.
On October 11, 2020, we entered into definitive agreements to sell Christmas Tree Shops ("CTS") to Handil Holdings LLC and to sell one of the CTS distribution facilities to an institutional buyer, with a leaseback term of nine months, to provide business continuity for some of our operations currently using the facility. These transactions were completed during the third quarter of fiscal 2020, generating approximately $233.3 million in proceeds, subject to certain working capital and other adjustments.
On October 11, 2020, we entered into a definitive agreement to sell Linen Holdings to The Linen Group, LLC, an affiliate of Lion Equity Partners. On October 24, 2020, we completed the sale of Linen Holdings for approximately $10.1 million, subject to certain working capital and other adjustments.
On February 14, 2020, we entered into a definitive agreement to sell PersonalizationMall.com ("PMall") to 1-800-FLOWERS.COM for $252 million, subject to certain working capital and other adjustments. The buyer was required to close the PMall transaction on March 30, 2020, but failed to do so. Accordingly, we filed an action to require the buyer to close the transaction. On July 20, 2020, we entered into a settlement agreement with respect to the litigation. Under this agreement, 1-800-FLOWERS.COM agreed to move forward with its purchase of PMall for $244.6 million, subject to certain working capital and other adjustments. The transaction closed on August 3, 2020.
During the first quarter of fiscal 2020, we also sold One Kings Lane to a third party for an amount that was not material.
During the fiscal 2019 fourth quarter, we completed a sale-leaseback transaction with respect to approximately 2.1 million square feet of owned real estate, generating over $250 million in net proceeds.

The net proceeds from these transactions and any other potential cash-generating transactions are expected to be used to reinvest in our core business operations to drive growth, fund share repurchases, reduce our outstanding debt, or some combination of these uses.
Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The pandemic has materially disrupted our operations to date. In compliance with relevant government directives, we temporarily closed all of our retail banner stores across the U.S. and Canada as of March 23, 2020, except for most stand-alone BABY and Harmon stores, which were categorized as essential given the nature of their products. In May 2020, we announced a phased approach to reopen our stores in compliance with relevant government directives, and as of the end of July 2020, nearly all of our stores reopened. We cannot predict, however, whether reopened stores will remain open, particularly as the regions in which we operate are experiencing a resurgence of reported new cases of COVID-19 and hospitalizations. In response to the health risks caused by the COVID-19 pandemic, we expanded our recently rolled out BOPIS, contactless Curbside Pickup and Same Day Delivery services to cover the vast majority of our stores.

In conjunction with the temporary store closures, we implemented additional cost reductions, including a furlough of the majority of store associates and a portion of corporate associates. We provided impacted store associates with applicable pay and benefits through April 3, 2020, and impacted corporate associates with pay and benefits through April 18, 2020. In addition, we had continued to pay 100% of the cost of healthcare premiums for all associates who participated in our health plan. Nearly all of the associates who were subject to furlough returned to work as of the third quarter of fiscal 2020. We also implemented a temporary reduction in salaries of our executive team by 30% through May 16, 2020, and a temporary reduction in the quarterly cash compensation of the independent members of the Board of Directors by 30% for the first quarter of fiscal 2020. We also modified our fiscal 2020 capital investment plan, focusing on our core business and key projects that support our digital and omni fulfillment capabilities, including the introduction of BOPIS and contactless Curbside Pickup services, omni inventory management, and digital marketing and personalization.

We have and will continue to seek opportunities to mitigate the impact of the COVID-19 pandemic, including, among others, renegotiating payment terms for goods, services and rent, managing inventory levels, and reducing discretionary spending such as business travel and advertising and expense associated with the maintenance of stores that were temporarily closed. The COVID-19 pandemic materially adversely impacted our results of operations and cash flows in fiscal 2020, and could continue to materially impact results of operations and cash flows as well as our financial condition. Given the uncertainties regarding the spread of the virus, the timing of the economic recovery and the resurgence of the virus, the related financial impact cannot be reasonably predicted or estimated at this time.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the United States. The CARES Act is an emergency economic aid package to help mitigate the impact of the COVID-19 pandemic. Among other things, the CARES Act provides certain changes to tax laws, which may impact our results of operations, financial position and cash flows. We are currently implementing certain provisions of the CARES Act, such as deferring employer payroll taxes and utilizing the ability to carry back and deduct losses to offset prior income in previously filed tax returns. As of February 27, 2021, we have deferred $3.1 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. During the fiscal year ended February 27, 2021, under the CARES Act, we recorded an additional $41.0 million benefit as a result of the fiscal 2019 net operating losses and a $111.0 million benefit as a result of the fiscal 2020 net operating losses, both of which can now be carried back to prior years during which the federal tax rate was 35%. In addition, we recorded a credit of $33.3 million as an offset to selling, general and administrative expenses as a result of the employee retention credits made available under the CARES Act for U.S. employees and under the Canada Emergency Wage Subsidy for Canadian employees during fiscal 2020.
Summary of Financial Performance
The following represents an overview of our financial performance for the periods indicated, all of which were comprised of fifty-two weeks:
•Net sales in fiscal 2020 decreased approximately 17.3% to $9.233 billion over net sales of $11.159 billion in fiscal 2019; net sales in fiscal 2019 decreased approximately 7.2% to $11.159 billion over net sales of $12.029 billion in fiscal 2018. As noted above, the majority of our stores were temporarily closed beginning March 23, 2020, except for most stand-alone BABY and Harmon stores, which remained open through July 2020, subject to state and local regulations. Nearly all stores reopened as of July 2020. The decline in net sales in fiscal 2020 also reflected the impact of the business divestitures and store closures described above.
•Net sales consummated through digital channels increased approximately 83% and 2%, respectively, and net sales consummated in-store declined approximately 34% and 14%, respectively, in fiscal 2020 and 2019, relative to the previous year. Net sales consummated through digital channels represented approximately 38% of our net sales for fiscal 2020, approximately 17% of our net sales for fiscal 2019, and approximately 16% of our net sales for fiscal 2018.
•As a result of the extended closure of the majority of our stores due to the COVID-19 pandemic and our policy of excluding extended store closures from our comparable sales calculation, we believe that comparable sales was not a meaningful metric for the first quarter of fiscal 2020 and, therefore, not a meaningful metric for fiscal 2020. Comparable sales decreased approximately 6.8% for fiscal 2019 and approximately 1.1% for fiscal 2018.
Comparable sales include sales consummated through all retail channels that have been operating for twelve full months following the opening period (typically four to six weeks). As an omnichannel retailer, customers are able to use more than one channel when making a purchase, including in-store, online, with a mobile device or through a customer contact center, and have it fulfilled, in most cases, either through in-store customer pickup or by direct shipment to the customer from one of our distribution facilities, stores or vendors.
Sales consummated on a mobile device while physically in a store location and BOPIS orders are recorded as customer facing digital channel sales. Customer orders taken in-store by an associate through The Beyond Store, our proprietary, web-based platform, are recorded as in-store sales. Prior to implementation of BOPIS and contactless Curbside Pickup services, customer orders reserved online and picked up in a store were recorded as in-store sales. Sales originally consummated from customer facing digital channels and subsequently returned in-store are recorded as a reduction of in-store sales.
Stores relocated or expanded are excluded from comparable sales if the change in square footage would cause meaningful disparity in sales over the prior period. In the case of a store to be closed, such store’s sales are not considered comparable once the store closing process has commenced. Stores impacted by unusual and unexpected events outside our control, including the COVID-19 pandemic, severe weather, fire or floods, are excluded from comparable sales for the period of time that such event would cause a meaningful disparity in sales over the prior period. Due to their divestitures, One Kings Lane and PMall are excluded from the comparable sales calculation beginning in the second quarter of fiscal 2020, Christmas Tree Shops is excluded from the comparable sales calculation beginning in fiscal November 2020, and Cost Plus World Market is excluded from the comparable sales calculation beginning in fiscal January 2021. Linen Holdings has always been excluded from the comparable sales calculation, as it represents non-retail activity.

•Gross profit for fiscal 2020 was $3.118 billion or 33.8% of net sales, compared with $3.542 billion or 31.7% of net sales for fiscal 2019 and $4.104 billion or 34.1% of net sales for fiscal 2018.
•SG&A for fiscal 2020 was $3.224 billion or 34.9% of net sales, compared with $3.732 billion or 33.4% of net sales for fiscal 2019 and $3.681 billion or 30.6% of net sales for fiscal 2018.
•Goodwill and other impairments for fiscal 2020 were $127.3 million or 1.4% of net sales compared with $509.2 million or 4.6% of net sales for fiscal 2019 and $509.9 million or 4.2% of net sales for fiscal 2018.
•Restructuring and transformation initiative expenses for fiscal 2020 were $102.2 million, or 1.1% of net sales.
•Loss on sale of businesses, including impairment of assets held for sale, for fiscal 2020 was $1.1 million and represented the total net loss recognized on divestiture of our One Kings Lane, PMall, Linen Holdings, Christmas Tree Shops, and Cost Plus World Market businesses, which is inclusive of a $54.0 million loss recorded upon classification of certain assets of Cost Plus World Market as held for sale during the third quarter of fiscal 2020.
•Interest expense, net was $76.9 million, $64.8 million, and $69.5 million in fiscal 2020, 2019 and 2018, respectively.
•Gain on extinguishment of debt of $77.0 million in fiscal 2020 related to partial repayment of senior unsecured notes in August 2020.
•The effective tax rate was 55.2%, 19.7%, and 12.4% for fiscal years 2020, 2019 and 2018, respectively. For fiscal 2020, the effective tax rate includes the impact of a number of items, including tax planning strategies we deployed in order to increase our expected net operating loss carryback for fiscal 2020, the benefits relating to the divestitures of CTS, Linen Holdings and Cost Plus, partially offset by the impact of impairment charges for tradename and certain store-level assets and the gain on the divestiture of PMall. The effective tax rate for fiscal 2020 also includes a benefit related to fiscal 2019 net operating loss carry-back under the CARES Act. For fiscal 2019, the effective tax rate reflects the impact of charges, portions of which are non-deductible for tax purposes, for goodwill and other impairments, an incremental charge for markdowns, severance costs, shareholder activity costs and a loss from a sale-leaseback transaction, including transaction costs. For fiscal 2018, the effective tax rate reflects the impact of charges, portions of which are non-deductible for tax purposes, for goodwill and other impairments, severance costs and a gain from the sale of a building.
For fiscal 2020, 2019 and 2018, the effective tax rate included net benefit of approximately $2.1 million, net expense of approximately $4.3 million and net benefits of approximately $12.1 million, respectively, due to the recognition of discrete federal and state tax items.
•For fiscal 2020, net loss per diluted share was $1.24 ($150.8 million) and included the unfavorable impact of $0.23 per diluted share related to restructuring and transformation initiative expenses, non-cash impairment charges related to tradename and certain store-level assets and the net loss on sales of businesses, partially offset by the gain on extinguishment of debt and a benefit from the reduction of non-recurring inventory reserves. For fiscal 2019, net loss per diluted share was $4.94 ($613.8 million) and included the unfavorable impact of approximately $5.40 per diluted share from goodwill and other impairments, an incremental charge for markdowns, severance costs, shareholder activity costs and a loss from a sale-leaseback transaction, including transaction costs. For fiscal 2018, net earnings per diluted share was $1.02 ($137.2 million) and included the unfavorable impact of approximately $2.99 per diluted share from goodwill and other impairments, severance costs and a gain from the sale of a building.
For fiscal 2020, the decrease in net loss per diluted share is a result of the decrease in net loss due to the items described above, partially offset by the impact of repurchases of our common stock. For fiscal 2019, the increase in net loss per diluted share was a result of the increase in net loss due to the items described above, partially offset by the impact of repurchases of our common stock.
Capital expenditures for fiscal 2020, 2019 and 2018 were $183.1 million, $277.4 million and $325.4 million, respectively. Approximately 60% of the current year capital expenditures related to pre-planned technology projects, including inventory and warehouse management capabilities such as advanced allocation logic and replenishment strategies to meet changing customer needs. The remaining capital expenditures were primarily related to investments in existing stores.
We continue to review and prioritize our capital needs and remain committed to making the required investments in our infrastructure to help position us for continued growth and success. Key areas of investment include: continuing to improve the presentation and content as well as the functionality, general search and navigation across our customer facing digital channels; improving customer data integration and customer relations management capabilities; continuing to enhance service offerings to our customers; continuing to strengthen and deepen our information technology, analytics, marketing and e-commerce groups; and creating more flexible fulfillment options designed to improve our delivery capabilities and lower our shipping costs. These and other investments are expected to, among other things, provide a seamless and compelling customer experience across our omnichannel retail platform. As a result of the COVID-19 pandemic, we are prioritizing essential capital expenditures for fiscal 2020 to drive strategic growth plans, including investments in digital, BOPIS and Curbside Pickup service offerings, and have postponed certain previously planned capital expenditures, including some store remodels.
During fiscal 2020, we opened a total of nine new stores and closed 144 stores. We plan to continue to actively manage our real estate portfolio in order to permit store sizes, layouts, locations and offerings to evolve over time to optimize market profitability and will renovate or reposition stores within markets when appropriate. Over the past several years, the pace of our store openings has slowed, and we have increased the number of store closings. We have more than 120 store leases up for renewal in fiscal 2021, which provide the opportunity to evaluate additional store closures and relocations. Some portion of these stores will be included in our store network optimization program discussed above.
During fiscal 2016, our Board of Directors authorized a quarterly dividend program. During fiscal 2020, 2019 and 2018, total cash dividends of $23.1 million, $85.5 million and $86.3 million were paid, respectively. In March 2020, we suspended our future quarterly declarations of cash dividends as a result of the COVID-19 pandemic. Any future quarterly cash dividend payments on our common stock will be subject to the determination by the Board of Directors, based on an evaluation of our earnings, financial condition and requirements, business conditions and other factors, including the restrictions on the payment of dividends under the secured asset-based revolving credit facility (see "Long Term Debt," Note 7 to the accompanying consolidated financial statements).
In October 2020, we entered into an accelerated share repurchase agreement ("ASR Agreement") with JPMorgan Chase Bank, National Association ("JP Morgan") to repurchase $225.0 million of our common stock. Pursuant to the ASR Agreement, we paid $225.0 million to JP Morgan and received an initial delivery of approximately 4.5 million shares of common stock. In the fourth quarter of fiscal 2020, we received an additional 6.3 million shares under this ASR Agreement. In January 2021, we entered into a second accelerated share repurchase agreement ("ASR Agreement 2") to repurchase an aggregate of $150.0 million of our common stock, subject to market conditions. Pursuant to ASR Agreement 2, we paid $150.0 million to JP Morgan, and received an initial delivery of 5.0 million shares, which was accounted for as a treasury stock transaction and resulted in a $102.5 million increase in treasury stock and reduced the weighted average shares outstanding. We also recorded a $47.6 million decrease in additional paid in capital upon the inception of ASR Agreement 2. Subsequent to the end of fiscal 2020, final settlement under ASR Agreement 2 occurred and we received an additional 0.2 million shares. In addition, subsequent to the end of fiscal 2020, our Board of Directors expanded the existing share repurchase authorization by an additional $175 million, which increased the total share repurchase authorization to $12.950 billion.
In addition, during fiscal 2020, we repurchased approximately 0.6 million shares of our common stock to cover employee related taxes withheld on vested restricted stock, restricted stock units and performance stock unit awards, at a total cost of approximately $5.1 million. During fiscal 2019 and 2018, we repurchased 6.8 million, and 9.1 million shares, respectively, of our common stock at a total cost of approximately $99.7 million and $148.1 million, respectively.
Decisions regarding share repurchases are within the discretion of the Board of Directors, and are influenced by a number of factors, including the price of our common stock, general business and economic conditions, our financial condition and operating results, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. Our share repurchase program could change, and could be influenced by several factors, including business and market conditions, such as the impact of the COVID-19 pandemic on our stock price. We review our alternatives with respect to our capital structure on an ongoing basis. Any future share repurchases will be subject to the determination of the Board of Directors, based on an evaluation of our earnings, financial condition and requirements, business conditions and other factors, including the restrictions on share repurchases under the secured asset-based revolving credit facility (see "Long Term Debt," Note 7 to the accompanying consolidated financial statements).
Operating in the highly competitive retail industry, our performance, along with other retail companies, is influenced by a number of factors including, but not limited to: general economic conditions including the housing market, unemployment levels and commodity prices; the overall macroeconomic environment and related changes in the retailing environment; consumer preferences, spending habits and adoption of new technologies; unusual weather patterns and natural disasters, including pandemics; competition from existing and potential competitors across all channels; potential supply chain disruption; the ability to find suitable locations at acceptable occupancy costs and other terms to support our plans for new stores; and the ability to assess and implement technologies in support of our development of our omnichannel capabilities. We cannot predict whether, when or the manner in which these factors could affect our operating results.

RESULTS OF OPERATIONS
The fiscal years discussed below were each comprised of 52 weeks. The following table sets forth for the periods indicated (i) selected statement of operations data expressed as a percentage of net sales and (ii) the percentage change in dollar amounts from the prior year in selected statement of operations data:

	Fiscal Year Ended
	Percentage of Net Sales			Percentage Change from Prior Year
	February 27, 2021	February 29, 2020	March 2, 2019	February 27, 2021	February 29, 2020
Net sales	100.0%	100.0%	100.0%	(17.3)%	(7.2)%

Cost of sales	66.2	68.3	65.9	(19.7)	(3.9)

Gross profit	33.8	31.7	34.1	(12.0)	(13.7)

Selling, general and administrative expenses	34.9	33.4	30.6	(13.6)	1.4

Goodwill and other impairments	1.4	4.6	4.2	(75.0)	(0.1)

Restructuring and transformation initiative costs	1.1	—	—	100.0	—

Loss on sale of businesses, including impairment of assets held for sale (1)	—	—	—	100.0	—

Operating loss	(3.6)	(6.3)	(0.7)	(51.9)	703.4

Interest expense, net	0.8	0.6	0.6	18.7	(6.7)

Gain on extinguishment of debt	(0.8)	—	—	100.0	—

Loss before provision for income taxes	(3.6)	(6.9)	(1.3)	(56.0)	388.4

Benefit from income taxes	(2.0)	(1.4)	(0.2)	23.1	679.1

Net loss	(1.6)	(5.5)	(1.1)	(75.4)	347.3
(1) - As a percentage of sales, loss on sale of businesses, including impairment of assets held for sale, is less than 0.1% for the year ended February 27, 2021.
Net Sales
Net sales in fiscal 2020 were $9.233 billion, a decrease of $1.926 billion or approximately 17.3%, compared to $11.159 billion of net sales in fiscal 2019, which decreased $870.2 million or 7.2% from $12.029 billion of net sales in fiscal 2018. The decrease in net sales for fiscal 2020 was primarily due to the temporary nationwide closure of the majority of our stores beginning on March 23, 2020 due to the COVID-19 pandemic, except for most stand-alone BABY and Harmon stores, which remained open during such period, subject to state and local regulations. Nearly all of our stores reopened as of July 2020. The declines in net sales in fiscal 2020 also reflected the impacts of the business divestitures and store closures described above. For fiscal 2019, the decrease in net sales was primarily attributable to a decrease in comparable sales.
During fiscal 2020 and fiscal 2019, net sales consummated through digital channels increased approximately 83% and 2%, respectively, and net sales consummated in-store declined approximately 34% and 14%, respectively from the corresponding period in the prior year. Net sales consummated through digital channels represented approximately 38% of our net sales for fiscal 2020, approximately 17% of our net sales for fiscal 2019, and approximately 16% of our net sales for fiscal 2018.
As a result of the extended closure of the majority of our stores due to the COVID-19 pandemic and our policy of excluding extended store closures from our comparable sales calculation, we believe that comparable sales was not a meaningful metric for the first quarter of fiscal 2020 and, therefore, are not a meaningful metric for fiscal 2020. Comparable sales decreased approximately 6.8% for fiscal 2019.

Our comparable sales metric considers sales consummated through all retail channels – in-store, online, with a mobile device or through a customer contact center. Our omnichannel environment allows our customers to use more than one channel when making a purchase. We believe in an integrated and seamless customer experience. A few examples are: a customer may be assisted by an in-store associate to create a wedding or baby registry, while the guests may ultimately purchase a gift from our websites; or a customer may research a particular item, and read other customer reviews on our websites before visiting a store to consummate the actual purchase; or a customer may buy an item online for in-store or curbside pickup; or while in a store, a customer may make the purchase on a mobile device for in home delivery from either a distribution facility, a store or directly from a vendor. In addition, we accept returns in-store without regard to the channel in which the purchase was consummated, therefore resulting in reducing store sales by sales originally consummated through customer facing digital channels. As our retail operations are integrated and we cannot reasonably track the channel in which the ultimate sale is initiated, we can however, provide directional information on where the sale was consummated.
Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise accounted for approximately 34.7%, 35.2% and 35.4%, of net sales in fiscal 2020, 2019, and 2018, respectively, of which we estimate that bed linens accounted for approximately 11% of net sales in each of fiscal 2020, 2019 and 2018. The remaining net sales in fiscal 2020, 2019 and 2018 of 65.3%, 64.8%, and 64.6%, respectively, represented sales of home furnishings. No other individual product category accounted for 10% or more of net sales during fiscal 2020, 2019, and 2018.
Gross Profit
Gross profit in fiscal 2020, 2019 and 2018 was $3.118 billion or 33.8% of net sales, $3.542 billion or 31.7% of net sales, and $4.104 billion or 34.1% of net sales, respectively. The increase in the gross profit margin as a percentage of sales between fiscal 2020 and fiscal 2019 was primarily attributable to the increase in product mix and the leverage of distribution and fulfillment costs, partially offset by the impact of channel mix, including higher net-direct-to-customer shipping expense. In addition, our gross margin for fiscal 2020 included a net benefit of $20.2 million from the reduction of incremental markdown reserves taken in the prior year, partially offset by restructuring and transformation initiatives. Our gross profit margin in the prior year reflected an incremental reserve for future markdowns of approximately $169.8 million related to our transformation initiatives, which was an incremental charge to the actual markdowns recorded in the second and third quarters of fiscal 2019.
In addition, our cost of sales includes cost of merchandise, buying costs and costs of our distribution network, including inbound freight charges, distribution facility costs, receiving costs, internal transfer costs and shipping and handling costs. During the first quarter of fiscal 2020, we reevaluated the costs included in cost of sales as we continue our focus on our digital and omni fulfillment capabilities, including the introduction of BOPIS and contactless Curbside Pickup services. The reevaluation of the costs included in cost of sales favorably impacted the change in gross profit margin as a percentage of net sales by approximately 200 basis points during fiscal 2020. This favorable impact was fully offset by a corresponding unfavorable impact in the change in SG&A as a percentage of net sales and resulted in no net impact to the consolidated statement of operations.
The decrease in the gross profit margin as a percentage of net sales between fiscal 2019 and fiscal 2018 was primarily attributable to a decrease in merchandise margin, as a result of promotional activity and the above-mentioned charge of approximately $169.8 million for incremental markdowns related to our transformation initiatives. This incremental charge for markdowns was the result of our strategic decision to reduce inventory by up to $1.0 billion at retail from the end of the second quarter of fiscal 2019 through the end of fiscal 2020, driven by our inventory rationalization efforts, including reductions of aged and duplicative SKUs within our assortment. This action was taken to reset our inventory levels in both stores and distribution centers, as well as refresh our assortment, providing for newness and higher-margin products, all in an effort to drive customer traffic and support top-line performance.
Selling, General and Administrative Expenses
SG&A was $3.224 billion or 34.9% of net sales in fiscal 2020, $3.732 billion or 33.4% of net sales in fiscal 2019, and $3.681 billion or 30.6% of net sales in fiscal 2018. The increase in SG&A as a percentage of net sales was primarily attributable to increases in fixed costs such as rent and occupancy and depreciation, and consulting costs related to our strategic initiatives, partially offset by decreases in payroll and payroll-related expenses and advertising.
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

Goodwill and Other Impairments
Goodwill and other impairments were $127.3 million in fiscal 2020, $509.2 million in fiscal 2019, and $509.9 million in fiscal 2018. For fiscal 2020, impairment charges included $92.9 million related to certain store-level assets (including leasehold improvements and operating lease assets) and tradename impairments of $35.1 million. For fiscal 2019, impairment charges included goodwill impairments of $391.1 million, tradename impairments of $41.8 million, long-lived assets impairments of $75.1 million and other impairments of $1.2 million. For fiscal 2018, goodwill impairments were $325.2 million, tradename impairments were $161.7 million and long-lived assets impairments were $23.0 million. The non-cash pre-tax goodwill impairment charges were primarily the result of a sustained decline in our market capitalization.
Restructuring and Transformation Initiative Expenses
During fiscal 2020, we recorded charges of $102.2 million in connection with our restructuring and transformation initiatives, primarily related to severance costs recorded in connection with the workforce reduction and store network optimization programs described above as well as other restructuring activities. (see "Restructuring Activities," Note 3 to the accompanying consolidated financial statements).
Loss on Sale of Businesses, Including Impairment of Assets Held for Sale
Total net loss recognized on the sale of businesses during fiscal 2020 was $1.1 million, comprised of the following transactions:
•On April 13, 2020, we completed the sale of One Kings Lane. Proceeds from the sale were not material.
•On August 3, 2020, we completed the sale of PMall for approximately $244.6 million in proceeds, and recognized a gain on the sale of $189.3 million.
•On October 24, 2020, we completed the sale of Linen Holdings for approximately $10.1 million in proceeds, and recognized a loss on the sale of $64.6 million.
•During the third quarter of fiscal 2020, we completed the sale of Christmas Tree Shops for approximately $233.3 million in proceeds, and recognized a loss on the sale of approximately $53.8 million.
•On January 15, 2021, we completed the sale of Cost Plus World Market for approximately $63.7 million in proceeds, and recognized a loss on the sale of $72.0 million, which is inclusive of a $54.0 million charge recorded during the third quarter of fiscal 2020 to remeasure the disposal group that was classified as held for sale to the lower of carrying value or fair value less costs to sell.
Operating Loss
Operating loss for fiscal 2020 was $336.9 million or 3.6% of net sales, $700.1 million or 6.3% of net sales for fiscal 2019, and $87.1 million or 0.7% of net sales in fiscal 2018. The favorable change in operating loss as a percentage of net sales between fiscal 2020 and fiscal 2019 was primarily due to an increase in the gross margin, lower goodwill and other impairments compared to the prior year period, partially offset by increased SG&A expenses and restructuring and transformation initiative expenses. The current year reductions of net sales reflected the impact of the temporary nationwide closure of the majority of our stores due to COVID-19, nearly all of which reopened as of July 2020, as well as the impact of the divestitures.
The increase in operating loss as a percentage of net sales between fiscal 2019 and 2018 was the result of the reductions in gross profit margin, the increase in SG&A as a percentage of net sales and goodwill and other impairments, as described above.
Interest Expense, net
Interest expense, net was $76.9 million, $64.8 million and $69.5 million in fiscal 2020, 2019 and 2018, respectively. For fiscal 2020, the increase in interest expense, net was primarily driven by lower interest income on investments and increased interest costs attributable to our revolving credit facilities, primarily relating to the new ABL Facility, partially offset by lower interest expense primarily related to the repurchase of a portion of the senior unsecured notes in August 2020. For fiscal 2019 and 2018, interest expense, net primarily related to interest on the senior unsecured notes issued in July 2014. Included in interest expense, net was an expense of $2.7 million for fiscal 2018 related to changes in our nonqualified deferred compensation plan ("NQDC") investments, which was fully offset by the corresponding change in the NQDC liability recorded in SG&A, with no net impact to the consolidated statement of earnings. On December 27, 2017, we terminated our nonqualified deferred compensation plan and during fiscal 2018, all participants' balances were liquidated and disbursed to those participants.

Gain on Extinguishment of Debt
During fiscal 2020, we recorded a $77 million gain on the repurchase of $75 million principal amount of 4.915% senior unsecured notes due August 1, 2034 and $225 million principal of 5.165% senior unsecured notes due August 1, 2044 (see "Long Term Debt," Note 7 to the accompanying consolidated financial statements).
Income Taxes
The effective tax rate was 55.2% for fiscal 2020, 19.7% for fiscal 2019 and 12.4% for fiscal 2018.
For fiscal 2020, the effective tax rate reflects our expectation to carry back the net operating loss to a year in which the tax rate was 35%, and includes the impact of the benefit of certain tax planning strategies the Company deployed, in addition to the losses from the divestitures of CTS, Linen Holdings and Cost Plus, partially offset by the impact of impairment charges for tradename and certain store-level assets, the gain on the divestiture of PMall, a benefit related to fiscal 2019 net operating loss carry-back under the CARES Act, and other discrete tax items resulting in net after tax benefits.
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
For fiscal 2020, 2019 and 2018, the effective tax rate included net benefit of approximately $2.1 million, net expense of approximately $4.3 million and net benefit of approximately $12.1 million, respectively, due to the recognition of discrete federal and state tax items.
Potential volatility in the effective tax rate from year to year may occur as we are required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.
Net Loss
As a result of the factors described above, the net loss for fiscal 2020, 2019 and 2018, was $150.8 million, $613.8 million and $137.2 million, respectively.
Transformation
We are executing on a comprehensive plan to transform our business and position us for long-term success under the leadership of our President and CEO Mark Tritton, who joined the Company on November 4, 2019. Mr. Tritton has been assessing our operations, portfolio, capabilities and culture and is developing and implementing the initial stages of a strategic plan designed to re-establish our leading position as the preferred omnichannel home destination, which is grounded in five key pillars: product, price, promise, place and people. With these five pillars as our framework, and a singular purpose to make it easy for customers to feel at home, we are embracing a commitment to build and manage a modern, durable omnichannel model.
Early actions include the extensive restructure of our leadership team. Interim leaders were appointed in merchandising, marketing, digital, stores, operations, finance, legal and human resources. During fiscal 2020, we announced the hiring of a new leadership team, consisting of the following:
•On March 4, 2020, Joe Hartsig joined the Company as Executive Vice President, Chief Merchandising Officer of the Company and President of Harmon Stores Inc.;
•On May 4, 2020, Gustavo Arnal joined the Company as Executive Vice President, Chief Financial Officer and Treasurer;
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
As discussed in "Overview" above, as part of our business transformation, we are also pursuing deliberate actions as part of our restructuring program to drive profit improvement over the next two-to-three years. We expect to reinvest a portion of the expected cost savings into future growth initiatives.
LIQUIDITY AND CAPITAL RESOURCES
We have been able to finance our operations, including our growth and acquisitions, substantially through internally generated funds. As previously described, we began temporary store closures in March 2020 and the majority of our stores were temporarily closed during the first quarter 2020. Subsequently, we began a measured approach to re-opening our stores, subject to state and local regulations, and nearly all of our stores reopened as of July 2020. During the first quarter of fiscal 2020, we elected to draw down the remaining $236.4 million of available funds under our $250 million revolving credit facility (the "Revolver"), which was refinanced with our $850 million secured asset-based revolving credit facility entered into on June 19, 2020 (the "ABL Facility"). These borrowings were subsequently repaid during the second quarter of fiscal 2020. The new ABL Facility matures on June 19, 2023 and provides us with additional liquidity. Our ability to borrow under the ABL Facility is based upon a specified borrowing base consisting of a percentage of our eligible inventory and credit card receivables as defined in the ABL Facility, net of applicable reserves (See "Long Term Debt," Note 7 to the accompanying consolidated financial statements).
During fiscal 2020, we divested of One Kings Lane, PMall, CTS, Linen Holdings and Cost Plus World Market, generating aggregate net proceeds of approximately $534 million, which are expected be used to reinvest in our core business operations to drive growth, fund share repurchases, reduce our outstanding debt, or some combination of these.
During the second quarter of fiscal 2020, we paid approximately $220.9 million to repurchase $300 million aggregate principal amount of our outstanding 4.915% Senior Notes due 2034 and 5.165% Senior Notes due 2044.
In October 2020, we entered into an accelerated share repurchase agreement ("ASR Agreement") with JP Morgan to repurchase $225.0 million of our common stock. Pursuant to the ASR Agreement, we paid $225.0 million to JP Morgan and received an initial delivery of approximately 4.5 million shares of common stock. In the fourth quarter of fiscal 2020, we received an additional 6.3 million shares under this ASR Agreement. In January 2021, we entered into a second accelerated share repurchase agreement ("ASR Agreement 2") to repurchase an aggregate of $150.0 million of our common stock, subject to market conditions. Pursuant to ASR Agreement 2, we paid $150.0 million to JP Morgan, and received an initial delivery of 5.0 million shares, which was accounted for as a treasury stock transaction and resulted in a $102.5 million increase in treasury stock and reduced the weighted average shares outstanding. We also recorded a $47.6 million decrease in additional paid in capital upon the inception of ASR Agreement 2. Subsequent to the end of fiscal 2020, final settlement under ASR Agreement 2 occurred and we received an additional 0.2 million shares. In addition, subsequent to the end of fiscal 2020, our Board of Directors expanded the existing share repurchase authorization by an additional $175 million, which increased the total share repurchase authorization to $12.950 billion.
We ended fiscal 2020 in a strong cash position, which we anticipate maintaining, to provide us the flexibility to fund our ongoing initiatives and act upon other opportunities that may arise. As of February 27, 2021, we had approximately $1.373 billion in cash and investment securities, a decrease of approximately $33.9 million compared with $1.406 billion as of February 29, 2020. We believe that we can continue to finance our operations through existing and internally generated funds for the next twelve months. In addition, if necessary, we have the ability to borrow under our ABL Facility, subject to customary conditions, including no default, the accuracy of representations and warranties, and borrowing base availability. The ABL Facility contains an anti-cash hoarding provision which limits the availability of loans under the credit facility to $600 million (plus the amount of any incremental first-in-last-out loans) if, after giving effect to any borrowing and the application of proceeds thereof, we have greater than $100 million in unrestricted cash or cash equivalents in the aggregate as of the date of such borrowing. In addition, as a result of the COVID-19 pandemic, for fiscal 2020, we have and continue to take measures to preserve our liquidity, including the suspension of the payment of dividends; postponement of certain capital expenditures and, among other things, renegotiating payment terms for goods, services and rent, managing to lower inventory levels, and reducing discretionary spend such as business travel, advertising and expense associated with the maintenance of stores that were temporarily closed. Similar to other retailers, we withheld portions of and/or delayed payments to certain of our business partners as we seek to renegotiate payment terms, in order to further maintain liquidity given the temporary store closures. In some instances, the renegotiations of lease terms have led to agreements with landlords for rent abatements or rental deferrals. Total payments withheld and/or delayed or deferred as of February 27, 2021 were approximately $9.6 million and are included in current liabilities. During fiscal 2020, we recognized reduced rent expense of $10.3 million related to rent abatement concessions. Additional negotiations of payment terms are still in process, and there can be no assurance that we will be able to successfully renegotiate payment terms with all such business partners, and the ultimate outcome of these activities including the responses of certain business partners are not yet known. We are also executing on our business transformation program, which is designed to improve our profitability and includes the planned closure of 200 mostly Bed Bath & Beyond stores under our store network optimization program and workforce reductions as part of our restructuring program.
Fiscal 2020 compared to Fiscal 2019
Net cash provided by operating activities in fiscal 2020 was $268.1 million, compared with $590.9 million in fiscal 2019. The year-over-year decrease in cash provided by operating activities was primarily due to the net decrease in cash provided by components of working capital (primarily merchandise inventories and other current assets, partially offset by accounts payable). This decrease was partially offset by a decrease in net loss, adjusted for non-cash expenses.
Retail inventory, which includes inventory in our distribution facilities for direct to customer shipments, was approximately $1.7 billion at February 27, 2021, a decrease of approximately 18.0% compared to retail inventory at February 29, 2020, which is primarily related to the fiscal 2020 divestitures. We continue to focus on our inventory optimization strategies.
Net cash provided by investing activities in fiscal 2020 was $737.9 million, compared with $91.4 million net cash used in fiscal 2019. In fiscal 2020, net cash provided by investing activities included $386.5 million of redemptions of investment securities and $534.5 million in proceeds from sale of businesses, partially offset by $183.1 million of capital expenditures. In fiscal 2019, net cash provided by investing activities was primarily due to $267.3 million of proceeds from a sale-leaseback transaction and $101.5 million of redemptions of investment securities, net of purchases, partially offset by $277.4 million of capital expenditures.
Net cash used in financing activities for fiscal 2020 was $632.3 million, compared with $182.8 million in fiscal 2019. The increase in net cash used in financing activities was primarily due to net debt repayments of $221.4 million, primarily associated with the repurchase of a portion of the outstanding senior notes during the second quarter of fiscal 2020, an increase of $232.8 million in treasury stock repurchases, and an increase of $47.6 million related to prepayment under share repurchase agreement, partially offset by lower dividend payments of $62.4 million.
Fiscal 2019 compared to Fiscal 2018
Net cash provided by operating activities in fiscal 2019 was $590.9 million, compared with $918.3 million in fiscal 2018. Year over year, we experienced a decrease in net earnings and an increase in cash provided by the net components of working capital (primarily merchandise inventories and accrued expenses and other current liabilities, partially offset by trading investment securities and other current assets).
Retail inventory, which includes inventory in our distribution facilities for direct to customer shipments, was approximately $2.1 billion at February 29, 2020, a decrease of approximately 20.0% compared to retail inventory at March 2, 2019, as we continued our focus on our inventory optimization strategies.
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

Net cash used in financing activities for fiscal 2019 was $182.8 million, compared with $238.6 million in fiscal 2018. The decrease in net cash used in financing activities was primarily due to a year over year decrease in common stock repurchases of $48.4 million.
Other Fiscal 2020 Information
Between December 2004 and December 2020, our Board of Directors authorized, through several share repurchase programs, the repurchase of $12.775 billion of our common stock. Since 2004 through the end of fiscal 2020, we have repurchased approximately $11.0 billion of our common stock through share repurchase programs. We have approximately $1.7 billion remaining of authorized share repurchases as of February 27, 2021. Subsequent to the end of fiscal 2020, our Board of Directors expanded the existing share repurchase authorization by an additional $175 million, which increased the total share repurchase authorization to $12.950 billion. Our share repurchase program could change, and any future share repurchases will be subject to the determination of the Board of Directors, based on an evaluation of our earnings, financial condition and requirements, business conditions and other factors, including the restrictions on share repurchases under the Credit Agreement (see "Long Term Debt" Note 7 to the accompanying consolidated financial statements)
During fiscal 2016, our Board of Directors authorized a quarterly dividend program. During fiscal 2020, 2019 and 2018, total cash dividends of $23.1 million, $85.5 million and $86.3 million were paid, respectively. In March 2020, we suspended our future quarterly declarations of cash dividends as a result of the COVID-19 pandemic. Any future quarterly cash dividend payments on our common stock will be subject to the determination by the Board of Directors, based on an evaluation of our earnings, financial condition and requirements, business conditions and other factors, including the restrictions on the payment of dividends under the secured asset-based revolving credit facility (see "Long Term Debt," Note 7 to the accompanying consolidated financial statements).
We have contractual obligations consisting mainly of principal and interest related to the senior unsecured notes, operating leases for stores, offices, distribution facilities and equipment, purchase obligations, and other long-term liabilities which we are obligated to pay as of February 27, 2021 as follows:

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior unsecured notes (1)	$1,195,387	$—	$—	$295,377	$900,010
Interest on senior unsecured notes (1)	1,007,362	56,997	113,994	97,383	738,988
Operating lease obligations (2)	2,357,302	462,257	752,567	507,143	635,335
Purchase obligations (3)	988,765	988,765	—	—	—
Other long-term liabilities (4)	171,902	171,902	—	—	—

Total Contractual Obligations	$5,720,718	$1,679,921	$866,561	$899,903	$2,274,333
(1)   On July 17, 2014, we issued $300 million aggregate principal amount of 3.749% senior unsecured notes due August 1, 2024, $300 million aggregate principal amount of 4.915% senior unsecured notes due August 1, 2034 and $900 million aggregate principal amount of 5.165% senior unsecured notes due August 1, 2044. In fiscal 2020, we purchased and retired approximately $75.0 million of the 4.915% senior unsecured notes due 2034 and approximately $225.0 million of the 5.165% senior unsecured notes due 2044.
(2)  The amounts presented represent the undiscounted future minimum lease payments under non-cancelable operating leases, inclusive of a financing obligation in the amount of $20.6 million related to operating leases entered into as a result of a sale-leaseback transaction completed during fiscal 2019.  In addition to minimum rent, certain of the Company's leases require the payment of additional variable costs for insurance, maintenance and other costs. These additional amounts are not included in the table of contractual commitments as the timing and/or amounts of such payments are not known.  As of February 27, 2021, we have entered leases which have not yet commenced for two new or relocated locations planned for opening in fiscal 2021, for which aggregate minimum rental payments over the term of the leases are approximately $7.7 million. Such amounts are included in the table above, but have not been recorded in the consolidated balance sheet as of February 27, 2021.
(3)   Purchase obligations primarily consist of purchase orders for merchandise.
(4)   Other long-term liabilities are primarily comprised of income taxes payable, workers' compensation and general liability reserves and various other accruals and are recorded as Other Liabilities and Income Taxes Payable in the consolidated balance sheet as of February 27, 2021. The amounts associated with these other long-term liabilities have been reflected only in the total column in the table above as the timing and / or amount of any cash payment is uncertain.
SEASONALITY
Our business is subject to seasonal influences. Generally, our sales volumes are higher in the calendar months of August, November, and December, and lower in February.
INFLATION
We do not believe that our operating results have been materially affected by inflation during the past year. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

CRITICAL ACCOUNTING POLICIES
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on other assumptions that we believe to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In particular, judgment is used in areas such as inventory valuation, impairment of long-lived assets, goodwill and other indefinite lived intangible assets, accruals for self-insurance and income and certain other taxes. Actual results could differ from these estimates.
Inventory Valuation: Merchandise inventories are stated at the lower of cost or market. Inventory costs are primarily calculated using the weighted average retail inventory method.
Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail values of inventories. The inputs associated with determining the cost-to-retail ratio include: merchandise purchases, net of returns to vendors, discounts and volume and incentive rebates; inbound freight expenses; duty, insurance and commissions.
The retail inventory method contains certain management judgments that may affect inventory valuation. At any one time, inventories include items that have been written down to our best estimate of their realizable value. Judgment is required in estimating realizable value and factors considered are the age of merchandise, anticipated demand based on factors such as customer preferences and fashion trends, as well as anticipated markdowns to reduce the price of merchandise from its recorded retail price to a retail price at which it is expected to be sold in the future. These estimates are based on historical experience and current information about future events which are inherently uncertain. Actual realizable value could differ materially from this estimate based upon future customer demand or economic conditions, including the duration and severity of the COVID-19 pandemic.
We estimate our reserve for shrinkage throughout the year based on historical shrinkage and any current trends, if applicable. Actual shrinkage is recorded at year end based upon the results of our physical inventory counts for locations at which counts were conducted. For locations where physical inventory counts were not conducted in the fiscal year, an estimated shrink reserve is recorded based on historical shrinkage and any current trends, if applicable. Historically, our shrinkage has not been volatile.
We accrue for merchandise in transit once we take legal ownership and title to the merchandise; as such, an estimate for merchandise in transit is included in our merchandise inventories.
Impairment of Long-Lived Assets: We review long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Judgment is required in estimating the fair value of the assets including assumptions related to sales growth rates and market rental rates. These estimates are based on historical experience and current information about future events which are inherently uncertain. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.
In fiscal 2020 and 2019, we recorded $92.9 million and $75.1 million, respectively, of non-cash pre-tax impairment charges within goodwill and other impairments in the consolidated statement of operations for certain store-level assets, including leasehold improvements and operating lease assets. In fiscal 2018, we recorded a $23.0 million non-cash pre-tax impairment charge within goodwill and other impairments in the consolidated statement of operations for certain store-level assets. Of the stores impaired during fiscal 2020, partial impairments were recorded at 136 stores, of which 41 were subsequently divested during 2020, resulting in a remaining net book value of long-lived assets at risk of $89.7 million as of February 27, 2021, inclusive of leasehold improvements and right-of-use assets. We will continue to monitor these stores closely. If actual results differ from the estimated undiscounted future cash flows or the estimated price market participants would be willing to pay to sublease store operating leases and acquire remaining store assets, which among other factors, may be impacted by the duration and severity of the COVID-19 pandemic, we may be exposed to additional impairment losses that may be material. If events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, we will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

Goodwill and Other Indefinite Lived Intangible Assets: We review goodwill and other intangibles that have indefinite lives for impairment annually as of the end of the fiscal year or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available, including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, projecting future cash flows, determining appropriate discount rates, margins, growth rates, and other assumptions, to estimate the fair value of goodwill and indefinite lived intangible assets. Although we believe that the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. In addition, sustained declines in our stock price and related market capitalization could impact key assumptions in the overall estimated fair values of our reporting units and could result in non-cash impairment charges that could be material to our consolidated balance sheet or result of operations. Prior to fiscal 2018, we had not recorded an impairment to our goodwill and other indefinite lived intangible assets.
In fiscal 2018, we recognized non-cash pre-tax goodwill impairment charges of $285.1 million and $40.1 million for the North American Retail and Institutional Sales reporting units, respectively. As of June 1, 2019, we completed a quantitative impairment analysis of goodwill related to our reporting units by comparing the fair value of a reporting unit with its carrying amount. We performed a discounted cash flow analysis and market multiple analysis for each reporting unit. Based upon the analysis performed, we determined that goodwill was fully impaired and recognized a non-cash pre-tax goodwill impairment charge of $391.1 million for the North American Retail reporting unit. The non-cash pre-tax impairment charge was primarily the result of a sustained decline in our market capitalization.
Other indefinite lived intangible assets were recorded as a result of acquisitions and primarily consist of tradenames. We value our tradenames using a relief-from-royalty approach, which assumes the value of the tradename is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the tradename and instead licensed the tradename from another company. For fiscal 2020, 2019 and 2018, for certain other indefinite lived intangible assets, we completed a quantitative impairment analysis by comparing the fair value of the tradenames to their carrying value and recognized non-cash pre-tax tradename impairment charges of $35.1 million, $41.8 million and $161.7 million, respectively, within goodwill and other impairments in the consolidated statement of operations. For the remaining other indefinite lived intangible assets, we assessed qualitative factors as of February 27, 2021 in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these other indefinite lived assets did not exceed their carrying values and concluded no such events or circumstances existed which would require an impairment test be performed. As of February 27, 2021, we have $22.0 million of remaining other indefinite lived intangible assets. If actual results differ from the estimated future cash flows, which, among other factors, may be impacted by the duration and severity of the COVID-19 pandemic, we may be exposed to additional impairment losses that may be material. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, we will adjust the carrying value of these assets in the period in which the impairment occurs.
Self-Insurance: We utilize a combination of insurance and self-insurance for a number of risks including workers’ compensation, general liability, cyber liability, property liability, automobile liability and employee related health care benefits (a portion of which is paid by our employees). Liabilities associated with the risks that we retain are not discounted and are estimated by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Although our claims experience has not displayed substantial volatility in the past, actual experience could materially vary from our historical experience in the future. Factors that affect these estimates include but are not limited to: inflation, the number and severity of claims and regulatory changes. In the future, if we conclude an adjustment to self-insurance accruals is required, the liability will be adjusted accordingly.
Beginning in the fourth quarter of fiscal 2020, we began insuring portions of our workers' compensation and medical insurance through a wholly owned captive insurance subsidiary (the "Captive") to enhance our risk financing strategies. The Captive is subject to regulations in Vermont, including those relating to its levels of liquidity. The Captive was in compliance with all regulations as of February 27, 2021. As of February 27, 2021, the cash and cash equivalents at the Captive were $43.1 million.
Taxes: We account for our income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act included a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been previously accrued has now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to reinvest the unremitted earnings of our Canadian subsidiary. Accordingly, no additional provision has been made for U.S. or additional non-U.S. taxes with respect to these earnings, except for the transition tax resulting from the Tax Act. In the event of repatriation to the U.S., it is expected that such earnings would be subject to non-U.S. withholding taxes offset, in whole or in part, by U.S. foreign tax credits.
We recognize the tax benefit from an uncertain tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities.
Potential volatility in the effective tax rate from year to year may occur as we are required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.
We also accrue for certain other taxes as required by our operations.
Judgment is required in determining the provision for income and other taxes and related accruals, and deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, our various tax returns are subject to audit by various tax authorities. Although we believe that our estimates are reasonable, actual results could differ from these estimates.
FORWARD-LOOKING STATEMENTS
This Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934 including, but not limited to, our progress and anticipated progress towards our long-term objectives, as well as more generally the status of our future liquidity and financial condition. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, goal, preliminary, and similar words and phrases, although the absence of those words does not necessarily mean that statements are not forward-looking. Our actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment; risks associated with the COVID-19 pandemic and the governmental responses to it, including its impacts across our businesses on demand and operations, as well as on the operations of our suppliers and other business partners, and the effectiveness of our actions taken in response to these risks; consumer preferences, spending habits and adoption of new technologies; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by us; civil disturbances and terrorist acts; unusual weather patterns and natural disasters; competition from existing and potential competitors across all channels; pricing pressures; liquidity; the ability to achieve anticipated cost savings, and to not exceed anticipated costs, associated with organizational changes and investments, including our strategic restructuring program and store network optimization strategies; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise and other costs and expenses; potential supply chain disruption due to trade restrictions, and other factors such as natural disasters, pandemics, including the COVID-19 pandemic, political instability, labor disturbances, product recalls, financial or operational instability of suppliers or carriers, and other items; the ability to find suitable locations at acceptable occupancy costs and other terms to support our plans for new stores; the ability to establish and profitably maintain the appropriate mix of digital and physical presence in the markets we serve; the ability to assess and implement technologies in support of our development of our omnichannel capabilities; the ability to effectively and timely adjust our plans in the face of the rapidly changing retail and economic environment, including in response to the COVID-19 pandemic; uncertainty in financial markets; volatility in the price of our common stock and its effect, and the effect of other factors, including the COVID-19 pandemic, on our capital allocation strategy; risks associated with the ability to achieve a successful outcome for our business concepts and to otherwise achieve our business strategies; the impact of intangible asset and other impairments; disruptions to our information technology systems, including but not limited to security breaches of systems protecting consumer and employee information or other types of cybercrimes or cybersecurity attacks; reputational risk arising from challenges to our or a third party product or service supplier’s compliance with various laws, regulations or standards, including those related to labor, health, safety, privacy or the environment; reputational risk arising from third-party merchandise or service vendor performance in direct home delivery or assembly of product for customers; changes to statutory, regulatory and legal requirements, including without limitation proposed changes affecting international trade; changes to, or new, tax laws or interpretation of existing tax laws; new, or developments in existing, litigation, claims or assessments; changes to, or new, accounting standards; and foreign currency exchange rate fluctuations. Except as required by law, we do not undertake any obligation to update our forward-looking statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk for changes in interest rates relates primarily to our investment securities and the ABL Facility. As of February 27, 2021, our investments include cash and cash equivalents of approximately $1.353 billion, and long term investments in auction rate securities of approximately $19.4 million, at weighted average interest rates of 0.01% and 0.09%, respectively. The book value of these investments is representative of their fair values.
Our senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of February 27, 2021, the fair value of the senior unsecured notes was $1.118 billion, which is based on quoted prices in active markets for identical instruments compared to the carrying value of approximately $1.195 billion.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following are included herein:

1)	Consolidated Balance Sheets as of February 27, 2021 and February 29, 2020

2)	Consolidated Statements of Operations for the fiscal years ended February 27, 2021, February 29, 2020, and March 2, 2019

3)	Consolidated Statements of Comprehensive (Loss) Income for the fiscal years ended February 27, 2021, February 29, 2020, and March 2, 2019

4)	Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 27, 2021, February 29, 2020, and March 2, 2019

5)	Consolidated Statements of Cash Flows for the fiscal years ended February 27, 2021, February 29, 2020, and March 2, 2019

6)	Notes to Consolidated Financial Statements

7)	Reports of Independent Registered Public Accounting Firm

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)

	February 27, 2021	February 29, 2020
Assets
Current assets:
Cash and cash equivalents	$1,352,984	$1,000,340
Short term investment securities	—	385,642
Merchandise inventories	1,671,909	2,093,869
Prepaid expenses and other current assets	595,152	248,342
Assets held-for-sale	—	98,092
Total current assets	3,620,045	3,826,285
Long term investment securities	19,545	20,380
Property and equipment, net	918,418	1,430,604
Operating lease assets	1,587,101	2,006,966
Other assets	311,821	506,280
Total assets	$6,456,930	$7,790,515
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$986,045	$944,194
Accrued expenses and other current liabilities	636,329	675,776
Merchandise credit and gift card liabilities	312,486	340,407
Current operating lease liabilities	360,061	463,005
Liabilities related to assets held-for-sale	—	43,144
Total current liabilities	2,294,921	2,466,526
Other liabilities	82,279	204,926
Operating lease liabilities	1,509,767	1,818,783
Income taxes payable	102,664	46,945
Long term debt	1,190,363	1,488,400
Total liabilities	5,179,994	6,025,580
Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—
Common stock - $0.01 par value; authorized - 900,000 shares; issued 343,241 and 343,683, respectively; outstanding 109,621 and 126,528 shares, respectively	3,432	3,436
Additional paid-in capital	2,152,135	2,167,337
Retained earnings	10,225,253	10,374,826
Treasury stock, at cost; 233,620 and 217,155 shares, respectively	(11,048,284)	(10,715,755)
Accumulated other comprehensive loss	(55,600)	(64,909)
Total shareholders' equity	1,276,936	1,764,935
Total liabilities and shareholders' equity	$6,456,930	$7,790,515
See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Twelve Months Ended
	February 27, 2021	February 29, 2020	March 2, 2019
Net sales	$9,233,028	$11,158,580	$12,028,797

Cost of sales	6,114,947	7,616,920	7,924,817

Gross profit	3,118,081	3,541,660	4,103,980

Selling, general and administrative expenses	3,224,363	3,732,498	3,681,210

Goodwill and other impairments	127,341	509,226	509,905

Restructuring and transformation initiative expenses	102,202	—	—

Loss on sale of businesses, including impairment of assets held for sale	1,062	—	—

Operating loss	(336,887)	(700,064)	(87,135)

Interest expense, net	76,913	64,789	69,474

Gain on extinguishment of debt	(77,038)	—	—

Loss before benefit from income taxes	(336,762)	(764,853)	(156,609)

Benefit from income taxes	(185,989)	(151,037)	(19,385)

Net loss	$(150,773)	$(613,816)	$(137,224)

Net loss per share - Basic	$(1.24)	$(4.94)	$(1.02)
Net loss per share - Diluted	$(1.24)	$(4.94)	$(1.02)

Weighted average shares outstanding - Basic	121,446	124,352	134,292
Weighted average shares outstanding - Diluted	121,446	124,352	134,292

Dividends declared per share	$—	$0.68	$0.64
See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands)

	Twelve Months Ended
	February 27, 2021	February 29, 2020	March 2, 2019
Net loss	$(150,773)	$(613,816)	$(137,224)

Other comprehensive (loss) income:
Change in temporary impairment of auction rate securities, net of taxes	(617)	276	366
Pension adjustment, net of taxes	(1,396)	(4,791)	(482)
Reclassification adjustment on partial settlement of the pension plan, net of taxes	1,522	—	—
Currency translation adjustment	9,800	(1,784)	(10,198)
Other comprehensive income (loss)	9,309	(6,299)	(10,314)

Comprehensive loss	$(141,464)	$(620,115)	$(147,538)
See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at March 3, 2018	341,795	$3,418	$2,057,975	$11,343,503	(201,297)	$(10,467,972)	$(48,296)	$2,888,628

Net loss				(137,224)				(137,224)

Other comprehensive loss, net of tax							(10,314)	(10,314)

Effect of Adoption of ASU 2014-09				(4,221)				(4,221)

Dividend declared				(89,171)				(89,171)

Issuance of restricted shares, net	320	3	(3)					—

Payment and vesting of performance stock units	464	5	(5)					—

Stock-based compensation expense, net			60,657					60,657

Director fees paid in stock	3		49					49

Repurchase of common stock, including fees					(9,052)	(148,073)		(148,073)
Balance at March 2, 2019	342,582	3,426	2,118,673	11,112,887	(210,349)	(10,616,045)	(58,610)	2,560,331

Net loss				(613,816)				(613,816)

Other comprehensive loss, net of tax							(6,299)	(6,299)

Effect of Adoption of ASU 2016-02				(40,700)				(40,700)

Dividend declared				(83,545)				(83,545)

Shares sold under employee stock option plans, net of taxes	139	1	2,345					2,346

Issuance of restricted shares, net	370	4	(4)					—

Payment and vesting of performance stock units	580	5	(5)					—

Stock-based compensation expense, net			46,159					46,159

Director fees paid in stock	12		169					169

Repurchase of common stock, including fees					(6,806)	(99,710)		(99,710)
Balance at February 29, 2020	343,683	3,436	2,167,337	10,374,826	(217,155)	(10,715,755)	(64,909)	1,764,935

Net loss				(150,773)				(150,773)

Other comprehensive loss, net of tax							9,309	9,309

Dividend forfeited				1,200				1,200

Forfeiture of restricted shares, net	(786)	(8)	8					—

Payment and vesting of performance stock units	344	4	(4)					—

Stock-based compensation expense, net			32,344					32,344

Accelerated share repurchase program			(47,550)		(15,833)	(327,450)		(375,000)

Repurchase of common stock, including fees					(632)	(5,079)		(5,079)
Balance at February 27, 2021	343,241	3,432	2,152,135	10,225,253	(233,620)	(11,048,284)	(55,600)	1,276,936
See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Twelve Months Ended
	February 27, 2021	February 29, 2020	March 2, 2019
Cash Flows from Operating Activities:
Net loss	$(150,773)	$(613,816)	$(137,224)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	340,912	342,511	338,825
Loss on sale leaseback transaction	—	27,357	—
Gain on sale of building	—	—	(29,690)
Gain on debt extinguishment	(77,038)	—	(412)
Loss on sale of businesses including impairment of assets held for sale	1,062	—	—
Goodwill and other impairments	127,341	509,226	509,905
Stock-based compensation	31,594	45,676	58,514
Deferred income taxes	148,741	(145,543)	(104,089)
Other	(396)	(3,446)	(814)
Decrease (increase) in assets:
Merchandise inventories	64,947	506,334	106,928
Trading investment securities	—	21	86,277
Other current assets	(387,172)	(4,781)	269,186
Other assets	1,519	218	218
(Decrease) increase in liabilities:
Accounts payable	168,556	(124,206)	(90,657)
Accrued expenses and other current liabilities	15,538	61,864	(77,147)
Merchandise credit and gift card liabilities	(12,110)	1,154	16,016
Income taxes payable	54,958	(22,783)	8,360
Operating lease assets and liabilities, net	(32,813)	(2,899)	—
Other liabilities	(26,758)	14,054	(35,918)
Net cash provided by operating activities	268,108	590,941	918,278
Cash Flows from Investing Activities:
Purchases of held-to-maturity investment securities	—	(443,500)	(734,424)
Redemption of held-to-maturity investment securities	386,500	545,000	538,925
Net proceeds from sales of businesses	534,457	—	—
Proceeds from sale-leaseback transaction	—	267,277	—
Proceeds from sale of a building	—	—	11,183
Capital expenditures	(183,077)	(277,401)	(325,366)
Net cash provided by (used in) investing activities	737,880	91,376	(509,682)
Cash Flows from Financing Activities:
Borrowing of long-term debt	236,400	—	—
Repayments of long-term debt	(457,827)	—	(4,224)
Repurchase of common stock, including fees	(332,529)	(99,710)	(148,073)
Prepayment under share repurchase agreement	(47,550)	—	—
Payment of dividends	(23,108)	(85,482)	(86,287)
Payment of deferred financing fees	(7,690)	—	—
Proceeds from exercise of stock options	—	2,346	—
Net cash used in financing activities	(632,304)	(182,846)	(238,584)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,075	(977)	(7,181)
Net increase in cash, cash equivalents and restricted cash	378,759	498,494	162,831
Change in cash balances classified as held-for-sale	4,815	(4,815)	—
Net increase in cash, cash equivalents and restricted cash	383,574	493,679	162,831
Cash, cash equivalents and restricted cash:
Beginning of period	1,023,650	529,971	367,140
End of period	$1,407,224	$1,023,650	$529,971
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Bed Bath & Beyond Inc. and Subsidiaries

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS
A.    Nature of Operations
Bed Bath & Beyond Inc. and subsidiaries (the "Company") is an omnichannel retailer that makes it easy for its customers to feel at home. The Company sells a wide assortment of merchandise in the Home, Baby, Beauty & Wellness markets and operates under the names Bed Bath & Beyond ("BBB"), buybuy BABY ("BABY"), and Harmon, Harmon Face Values, or Face Values (collectively, "Harmon"). Customers can purchase products either in-store, online, with a mobile device or through a customer contact center. The Company generally has the ability to have customer purchases picked up in-store, curbside or shipped direct to the customer from the Company’s distribution facilities, stores or vendors. The Company also operates Decorist, an online interior design platform that provides personalized home design services. In addition, the Company is a partner in a joint venture which operates retail stores in Mexico under the name Bed Bath & Beyond.
For fiscal 2020, 2019 and 2018, the Company has accounted for its operations as two operating segments: North American Retail and Institutional Sales, which did not meet the quantitative thresholds under U.S. generally accepted accounting principles and, therefore, was not a reportable segment. The Institutional Sales operating segment was comprised of Linen Holdings, which was divested in October 2020. The Company will continue to account for its operations as one North American Retail reporting segment going forward. Net sales outside of the U.S. for the Company were not material for fiscal 2020, 2019 and 2018. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.
B.    Fiscal Year
The Company’s fiscal year is comprised of the 52 or 53-week period ending on the Saturday nearest February 28th. Accordingly, fiscal 2020, 2019 and fiscal 2018 represented 52 weeks and ended on February 27, 2021, February 29, 2020 and March 2, 2019, respectively.
C.    Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company accounts for its investment in the joint venture under the equity method.
All significant intercompany balances and transactions have been eliminated in consolidation.
D.    Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity's leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. In July 2018, the FASB approved an amendment to the new guidance that allows companies the option of using the effective date of the new standard as the initial application (at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period) and to recognize the effects of applying the new ASU as a cumulative effect adjustment to the opening balance sheet or retained earnings. The Company adopted this accounting standard at the beginning of the first quarter of fiscal 2019 using the new transition election to not restate comparative periods. The Company elected the package of practical expedients upon adoption, which permits the Company to not reassess under the new standard the Company's prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to separate lease and non-lease components for all real estate leases and did not elect the hindsight practical expedient. Lastly, the Company elected the short-term lease exception policy, permitting it to exclude the recognition requirements of this standard from leases with initial terms of 12 months or less. Upon adoption, the Company recognized operating lease assets of approximately $2.0 billion and operating lease liabilities of approximately $2.2 billion on its consolidated balance sheet. In addition, upon adoption, deferred rent and various lease incentives which were recorded as of March 2, 2019 were reclassified as a component of the operating lease assets. Upon adoption, the Company recognized a cumulative adjustment decreasing opening retained earnings by approximately $40.7 million due to the impairment of certain operating lease assets. The adoption of the new standard did not have a material impact on the consolidated statements of operations or cash flows.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes, to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes, enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted. The Company has not adopted this standard; upon adoption, the Company does not believe this guidance will have a material impact on its consolidated financial statements.
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
F    Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $64.0 million and $79.7 million as of February 27, 2021 and February 29, 2020, respectively.
G.    Investment Securities
Investment securities consist primarily of auction rate securities, which are securities with interest rates that reset periodically through an auction process, and U.S. Treasury Bills, when outstanding. The U.S. Treasury Bills with original maturities of greater than three months were classified as short term held-to-maturity securities and stated at their amortized cost which approximated fair value. Auction rate securities are classified as available-for-sale and are stated at fair value, which had historically been consistent with cost or par value due to interest rates which reset periodically, typically every 7, 28 or 35 days. As a result, there generally were no cumulative gross unrealized holding gains or losses relating to these auction rate securities. However, beginning in mid-February 2008 due to market conditions, the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities and affect their estimated fair values at February 27, 2021 and February 29, 2020, but do not affect the underlying collateral of the securities. (See "Fair Value Measurements," Note 4 and "Investment Securities," Note 5). All income from these investments is recorded as interest income.
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
Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail values of inventories. The inputs associated with determining the cost-to-retail ratio include: merchandise purchases, net of returns to vendors, discounts and volume and incentive rebates; inbound freight expenses; duty, insurance and commissions.
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
The cost of maintenance and repairs is charged to earnings as incurred; significant renewals and betterments are capitalized. Maintenance and repairs amounted to $117.7 million, $133.9 million, and $132.4 million for fiscal 2020, 2019 and 2018, respectively.
J.    Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Judgment is required in estimating the fair value of the assets including assumptions related to sales growth rates and market rental rates. These estimates are based on historical experience and current information about future events which are inherently uncertain. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet (see "Assets Held for Sale and Divestitures," Note 15). In fiscal 2020 and fiscal 2019, the Company recorded non-cash pre-tax impairment charges of $92.9 million and $75.1 million, respectively, for certain store-level assets, including leasehold improvements and operating lease assets. In fiscal 2018, the Company recorded a $23.0 million non-cash pre-tax impairment charge for certain store-level assets. These charges were recorded within goodwill and other impairments in the Company's consolidated statements of operations. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.
K    Goodwill and Other Indefinite Lived Intangible Assets
The Company reviews its intangible assets that have indefinite lives for impairment annually as of the end of the fiscal year or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, projecting future cash flows, determining appropriate discount rates and terminal growth rates, and other assumptions, to estimate the fair value of goodwill and indefinite lived intangible assets. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results.
As of June 1, 2019, the Company completed a quantitative impairment analysis of goodwill related to its reporting units by comparing the fair value of a reporting unit with its carrying amount. The Company performed a discounted cash flow analysis and market multiple analysis for each reporting unit. Based upon the analysis performed, the Company recognized non-cash pre-tax goodwill impairment charges of $391.1 million for the North American Retail reporting unit, and as of June 1, 2019, the Company did not have any goodwill recorded on its consolidated balance sheet. In fiscal 2018, the Company recognized non-cash pre-tax goodwill impairment charges of $285.1 million and $40.1 million for the North American Retail and Institutional Sales reporting units, respectively. Cumulatively, the Company has recognized non-cash pre-tax goodwill impairment charges of $676.2 million and $40.1 million for the North American Retail and Institutional Sales reporting units, respectively. The non-cash pre-tax impairment charges were primarily the result of a sustained decline in the Company's market capitalization. As of February 27, 2021, the Company did not have any goodwill recorded on its consolidated balance sheet.
Other indefinite-lived intangible assets were recorded as a result of acquisitions and primarily consist of tradenames. The Company values its tradenames using a relief-from-royalty approach, which assumes the value of the tradename is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the tradename and instead licensed the tradename from another company. For the fiscal years ended February 27, 2021, February 29, 2020 and March 2, 2019, the Company completed a quantitative impairment analysis for certain other indefinite lived intangible assets, by comparing the fair value of the tradenames to their carrying value and recognized non-cash pre-tax tradename impairment charges of $35.1 million, $41.8 million and $161.7 million, respectively, within goodwill and other impairments in the consolidated statement of operations. As of February 27, 2021, for the remaining other indefinite lived intangible assets, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these other indefinite lived assets did not exceed their carrying values and concluded no such events or circumstances existed which would require an impairment test be performed. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.
Included within other assets in the accompanying consolidated balance sheets as of February 27, 2021 and February 29, 2020, respectively, are $22.0 million and $91.2 million for indefinite lived tradenames and trademarks.
L.    Self-Insurance
The Company utilizes a combination of insurance and self-insurance for a number of risks including workers’ compensation, general liability, cyber liability, property liability, automobile liability and employee related health care benefits (a portion of which is paid by its employees). Liabilities associated with the risks that the Company retains are not discounted and are estimated by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Although the Company’s claims experience has not displayed substantial volatility in the past, actual experience could materially vary from its historical experience in the future. Factors that affect these estimates include but are not limited to: inflation, the number and severity of claims and regulatory changes. In the future, if the Company concludes an adjustment to self-insurance accruals is required, the liability will be adjusted accordingly.
Beginning in the fourth quarter of fiscal 2020, the Company began insuring portions of its workers' compensation and medical insurance through a wholly owned captive insurance subsidiary (the "Captive") to enhance its risk financing strategies. The Captive is subject to regulations in Vermont, including those relating to its levels of liquidity and other requirements. The Captive was in compliance with all regulations as of February 27, 2021. As of February 27, 2021, the cash and cash equivalents at the Captive were $43.1 million.
M.    Shareholders’ Equity
The Company has authorization to make repurchases of its common shares from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.
Between December 2004 and December 2020, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $12.775 billion of its shares of common stock. Since 2004 through the end of fiscal 2020, the Company has repurchased approximately $11.0 billion of its common stock through share repurchase programs. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock, restricted stock units and performance stock unit awards. Subsequent to the end of fiscal 2020, the Company's Board of Directors expanded the existing share repurchase authorization by an additional $175 million, which increased the total share repurchase authorization to $12.950 billion.
In October 2020, the Company entered into an accelerated share repurchase agreement ("ASR Agreement") with JPMorgan Chase Bank, National Association ("JP Morgan") to repurchase $225.0 million of the Company's common stock. Pursuant to the ASR Agreement, the Company paid $225.0 million to JP Morgan and received an initial delivery of 4.5 million shares. In the fourth quarter of fiscal 2020, the Company received an additional 6.3 million shares under this ASR Agreement, based on the average of the daily volume-weighted average price of common stock during the term of the ASR Agreement. These repurchases of 10.8 million total shares resulted in a $225.0 million increase in treasury stock and reduced the number of weighted average shares outstanding.
In January 2021, the Company entered into a second accelerated share repurchase agreement ("ASR Agreement 2") to repurchase an aggregate of $150.0 million of the Company’s common stock, subject to market conditions. Pursuant to ASR Agreement 2, the Company paid $150.0 million to JP Morgan, and received an initial delivery of 5.0 million shares, which was accounted for as a treasury stock transaction and resulted in a $102.5 million increase in treasury stock and also reduced the weighted average shares outstanding. The Company also recorded a $47.6 million decrease in additional paid in capital upon the inception of ASR Agreement 2. Subsequent to the end of fiscal 2020, final settlement under ASR Agreement 2 occurred and the Company received an additional 0.2 million shares.
In addition, during fiscal 2020, the Company repurchased approximately 0.6 million shares of its common stock to cover employee related taxes withheld on vested restricted stock, restricted stock units and performance stock unit awards, at a total cost of approximately $5.1 million. During fiscal 2019, the Company repurchased approximately 6.8 million shares of its common stock at a total cost of approximately $99.7 million. During fiscal 2018 the Company repurchased approximately 9.1 million shares of its common stock at a total cost of approximately $148.1 million. The Company has approximately $1.7 billion remaining of authorized share repurchases as of February 27, 2021. The Company’s share repurchase program could change, and any future share repurchases will be subject to the determination of the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors, including the restrictions on share repurchases under the Credit Agreement (see “Long Term Debt,” Note 7).
During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. During fiscal 2020, 2019 and 2018, total cash dividends of $23.1 million, $85.5 million and $86.3 million were paid, respectively. In March 2020, the Company suspended its future quarterly declarations of cash dividends as a result of the COVID-19 pandemic. Any future quarterly cash dividend payments on its common stock will be subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors, including the restrictions on the payment of dividends contained in the Credit Agreement (See "Long Term Debt," Note 7).
Cash dividends, if any, are accrued as a liability on the Company’s consolidated balance sheets and recorded as a decrease to retained earnings when declared.
N.    Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The Company’s investment securities consist primarily of U.S. Treasury securities, which are stated at amortized cost, and auction rate securities consisting of preferred shares of closed end municipal bond funds, which are stated at their approximate fair value. The book value of the financial instruments, excluding the Company’s long term debt, is representative of their fair values (See "Fair Value Measurements," Note 4). As of February 27, 2021, the fair value of the Company’s long term debt was approximately $1.118 billion, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.195 billion.
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
P. Prepaid Expenses and Other Current Assets
Included within prepaid expenses and other current assets in the accompanying consolidated balance sheets as of February 27, 2021 and February 29, 2020, respectively, are $595.2 million and $248.3 million. The majority of the balance as of February 27, 2021 is comprised of income tax receivable of $318.1 million. There was no income tax receivable as of February 29, 2020. (See "Provision For Income Taxes," Note 8).
Q.    Assets Held for Sale
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
Revenues from gift cards, gift certificates and merchandise credits are recognized when redeemed. Gift cards have no provisions for reduction in the value of unused card balances over defined time periods and have no expiration dates. In fiscal 2020 and fiscal 2019, the Company recognized net sales for gift card and merchandise credit redemptions of approximately $98.0 million and $121.9 million, which were included in merchandise credit and gift card liabilities on the consolidated balance sheet as of February 27, 2021 and February 29, 2020, respectively.
Sales returns are provided for in the period that the related sales are recorded based on historical experience. Although the estimate for sales returns has not varied materially from historical provisions, actual experience could vary from historical experience in the future if the level of sales return activity changes materially. In the future, if the Company concludes that an adjustment is required due to material changes in the returns activity, the liability for estimated returns and the corresponding right of return asset will be adjusted accordingly. As of February 27, 2021 and February 29, 2020, the liability for estimated returns of $36.2 million and $71.6 million is included in accrued expenses and other current liabilities and the corresponding right of return asset for merchandise of $23.4 million and $42.5 million, respectively, is included in prepaid expenses and other current assets, respectively.
The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 34.7% and 65.3% of net sales, respectively, for fiscal 2020, 35.2% and 64.8% of net sales, respectively, for fiscal 2019 and 35.4% and 64.6% of net sales, respectively, for fiscal 2018.
S.    Cost of Sales
Cost of sales includes the cost of merchandise, buying costs and costs of the Company’s distribution network including inbound freight charges, distribution facility costs, receiving costs, internal transfer costs and shipping and handling costs.

T.    Vendor Allowances
The Company receives allowances from vendors in the normal course of business for various reasons including direct cooperative advertising, purchase volume and reimbursement for other expenses. Annual terms for each allowance include the basis for earning the allowance and payment terms, which vary by agreement. All vendor allowances are recorded as a reduction of inventory cost, except for direct cooperative advertising allowances which are specific, incremental and identifiable. The Company recognizes purchase volume allowances as a reduction of the cost of inventory in the quarter in which milestones are achieved. Advertising costs were reduced by direct cooperative allowances of $28.9 million, $30.9 million, and $37.0 million for fiscal 2020, 2019 and 2018, respectively.
U.    Store Opening, Expansion, Relocation and Closing Costs
Store opening, expansion, relocation and closing costs, including markdowns, asset residual values and projected occupancy costs, are charged to earnings as incurred.
V.    Advertising Costs
Advertising expenses related to direct response advertising are expensed on the first day of the direct response advertising event. All other advertising expenses associated with store advertising are charged to earnings as incurred. Net advertising costs amounted to $347.8 million, $478.5 million and $463.2 million for fiscal 2020, 2019 and 2018, respectively.
W.    Stock-Based Compensation
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, (the "Tax Act"). The Tax Act included a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been previously accrued has now been subject to U.S. tax. Notwithstanding the U.S. taxation of these amounts, the Company intends to continue to reinvest the unremitted earnings of its Canadian subsidiary. Accordingly, no additional provision has been made for U.S. or additional non-U.S. taxes with respect to these earnings, except for the transition tax resulting from the Tax Act. In the event of repatriation to the U.S., it is expected that such earnings would be subject to non-U.S. withholding taxes offset, in whole or in part, by U.S. foreign tax credits.
The Company recognizes the tax benefit from an uncertain tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities.
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
Stock-based awards of approximately 2.4 million, 5.4 million, and 8.2 million shares were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive for fiscal 2020, 2019 and 2018, respectively.
2. IMPACT OF THE COVID-19 PANDEMIC
In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. In compliance with relevant government directives, the Company closed all of its retail banner stores across the U.S. and Canada as of March 23, 2020, except for most stand-alone BABY and Harmon stores, which were categorized as essential given the nature of their products. In May 2020, the Company announced a phased approach to re-open its stores in compliance with relevant government directives, and as of the end of July 2020, nearly all of its stores reopened. The Company cannot predict, however, whether reopened stores will remain open, particularly as the regions in which it operates are experiencing a resurgence of reported new cases of COVID-19 and hospitalizations. In response to the health risks caused by the COVID-19 pandemic, the Company expanded its recently rolled out Buy Online Pick Up In Store ("BOPIS"), contactless Curbside Pickup and Same Day Delivery services to cover the vast majority of its stores.
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
In some instances, the renegotiations of lease terms have led to agreements with landlords for rent abatements or rental deferrals. Total payments withheld and/or delayed or deferred as of February 27, 2021 were approximately $9.6 million and are included in current lease liabilities. During the fiscal year ended February 27, 2021, the Company recognized reduced rent expense of $10.3 million related to rent abatement concessions. Additional negotiations of payment terms are still in process, and there can be no assurance that the Company will be able to successfully renegotiate payment terms with its business partners, and the ultimate outcomes of these activities, including the responses of certain business partners, are not yet known. The COVID-19 pandemic has materially adversely impacted the Company’s results of operations and cash flows in fiscal 2020, and it could continue to impact results of operations and cash flows, as well as the Company’s financial condition. Given the uncertainty regarding the spread of this virus and the timing of the economic recovery, the ultimate financial impact cannot be reasonably predicted or estimated at this time.
Further, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in the United States. The CARES Act is an emergency economic aid package to help mitigate the impact of the COVID-19 pandemic. Among other things, the CARES Act provides certain changes to tax laws, which may impact the Company’s results of operations, financial position and cash flows. The Company is currently implementing certain provisions of the CARES Act, such as deferring employer payroll taxes and utilizing the ability to carry back and deduct losses to offset prior income in previously filed tax returns. As of February 27, 2021, the Company has deferred $3.1 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. During the fiscal year ended February 27, 2021, under the CARES Act, the Company recorded an additional $41.0 million benefit as a result of the fiscal 2019 net operating losses and a $111.0 million benefit as a result of the fiscal 2020 net operating losses, both of which can now be carried back to prior years during which the federal tax rate was 35%. In addition, during the fiscal year ended February 27, 2021, the Company recorded credits of $33.3 million as an offset to selling, general and administrative expenses as a result of the employee retention credits made available under the CARES Act for U.S. employees and under the Canada Emergency Wage Subsidy for Canadian employees.

3. RESTRUCTURING AND TRANSFORMATION ACTIVITIES
Fiscal 2020 Restructuring Charges
The Company recorded $149.3 million within cost of sales and restructuring and transformation initiative expenses in its consolidated statements of operations for fiscal 2020 for costs associated with its planned store closures as part of the network optimization plan for which the store closure process has commenced, workforce reduction and other transformation initiatives.
As part of the Company's ongoing business transformation, on July 6, 2020, the Board of Directors of the Company approved the planned closure of approximately 200 mostly Bed Bath & Beyond stores by the end of fiscal 2021 as part of the Company's store network optimization program, 144 of which have been closed as of February 27, 2021. In fiscal 2020, the Company recorded costs associated with its planned store closures for which the store closing process has commenced of $21.0 million within cost of sales, $5.3 million of severance costs and $39.2 million of lease-related and other costs within restructuring and transformation initiative expenses in its consolidated statements of operations. At this point, the Company is unable to estimate the amount or range of amounts expected to be incurred in connection with future store closures and will provide such estimates as they become available.
In addition, during the second quarter of fiscal 2020, the Company announced a major realignment of its organizational structure as part of its transformation initiative, to further simplify the Company's operations, support investment in its strategic growth plans, and provide additional financial flexibility. In connection with the organizational realignment, the Company implemented a workforce reduction of approximately 2,800 roles from across its corporate headquarters and retail stores. During the second quarter of fiscal 2020, the Company recorded pre-tax restructuring charges of approximately $23.1 million within restructuring and transformation initiative expenses in its consolidated statements of operations, related to severance and associated costs for this workforce reduction, all of which have been paid during fiscal 2020.
During fiscal 2020, the Company also recorded costs of approximately $26.1 million within cost of sales and $34.6 million within restructuring and transformation initiative expenses in its consolidated statements of operations related to other transformation initiatives.
Fiscal 2019 Restructuring Charges
During fiscal 2019, the Company expensed pre-tax restructuring charges of approximately $102.5 million, primarily for severance and related costs in conjunction with its transformation initiatives and extensive leadership changes, within selling, general and administrative expenses in its consolidated statement of operations. As of February 27, 2021 and February 29, 2020, the accrual for the pre-tax restructuring charges was approximately $17.7 million and $73.4 million, respectively, primarily reflecting payments of $54.6 million during fiscal 2020.
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

The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See "Investment Securities," Note 5).
The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The book value of the Company's financial instruments, excluding long term debt, is representative of their fair values. The Company’s investment securities at February 29, 2020 consisted primarily of U.S. Treasury securities, which are stated at amortized cost and are based on quoted prices in active markets for identical instruments (Level 1 valuation). As of February 27, 2021 and February 29, 2020, the fair value of the Company’s long term debt was approximately $1.118 billion and $1.126 billion, respectively, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.195 billion and $1.495 billion, respectively.
5.    INVESTMENT SECURITIES
The Company’s investment securities as of February 27, 2021 and February 29, 2020 are as follows:

(in millions)	February 27, 2021	February 29, 2020
Available-for-sale securities:
Long term	$19.4	$20.3

Held-to-maturity securities:
Short term	—	385.6
Total investment securities	$19.4	$405.9
Auction Rate Securities
As of February 27, 2021 and February 29, 2020, the Company’s long term available-for-sale investment securities represented approximately $20.3 million, par value of auction rate securities, consisting of preferred shares of closed end municipal bond funds, less a temporary valuation adjustment of approximately $830,000 as of February 27, 2021 and plus a temporary valuation adjustment of approximately $5,000 as of February 29, 2020. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings.
U.S. Treasury Securities
As of February 27, 2021, there were no short-term held-to-maturity securities. As of February 29, 2020 the Company had $385.6 million of short term held-to maturity securities, consisting of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost, which approximates fair value.
6. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

(in thousands)	February 27, 2021	February 29, 2020
Land and buildings	$24,840	$261,743
Furniture, fixtures and equipment	502,869	718,159
Leasehold improvements	721,039	1,082,765
Computer equipment and software	1,355,758	1,376,931
Total	2,604,506	3,439,598
Less: Accumulated depreciation	(1,686,088)	(2,008,994)
Property and equipment, net	$918,418	$1,430,604

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
The Notes were issued under an indenture (the "Base Indenture"), as supplemented by a first supplemental indenture (together, with the Base Indenture, the "Indenture"), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of February 27, 2021.
On August 10, 2020, the Company announced that it lifted its temporary suspension of planned debt reductions and had commenced cash tender offers (the "Cash Tender Offers") to purchase up to $300 million aggregate principal amount of its outstanding 4.915% senior unsecured notes due 2034 and 5.165% senior unsecured notes due 2044. On August 24, 2020, the Company announced the successful early results and early settlement date of its Cash Tender Offers. On August 28, 2020, the Company completed its Cash Tender Offers to purchase approximately $75.0 million aggregate principal amount of its 4.915% senior unsecured notes due 2034 and approximately $225.0 million aggregate principal amount of its 5.165% senior unsecured notes due 2044. The total consideration paid for the notes accepted for purchase of $220.9 million included an early tender premium of $50 per $1,000 principal amount of the notes accepted for purchase, plus accrued and unpaid interest up to, but not including, the early settlement date. The Company recorded a gain on extinguishment of debt of $77.0 million in its consolidated statement of operations for the fiscal year ended February 27, 2021, including the write off of unamortized debt financing costs related to the extinguished portion of the notes accepted for purchase and reacquisition costs. In fiscal 2018, the Company purchased and retired approximately $4.6 million of senior unsecured notes due August 1, 2024.
As of February 27, 2021 and February 29, 2020, unamortized deferred financing costs associated with the Company’s 3.749% senior unsecured notes due 2024, 4.915% senior unsecured notes due 2034 and 5.165% senior unsecured notes due 2044 were $5.0 million and $7.0 million, respectively, and are included in long-term debt in the Company's consolidated balance sheets.
Asset-Based Credit Agreement
On June 19, 2020, the Company entered into a secured asset-based credit agreement (the "Credit Agreement") among the Company, certain of the Company’s U.S. and Canadian subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the "Agent"), and the lenders party thereto, which replaced the Company’s previous $250 million five year senior unsecured revolving credit facility agreement maturing November 14, 2022 ("Revolver"), as well as the Company's two prior $100 million uncommitted lines of credit.
The Credit Agreement provides for a secured asset-based revolving credit facility (the "ABL Facility") with aggregate revolving commitments established at closing of $850 million, including a swingline subfacility and a letter of credit subfacility. The Credit Agreement has an uncommitted expansion feature which allows the Company to request, at any time following the delivery of an initial field exam and appraisal, an increase in aggregate revolving commitments under the ABL Facility or elect to enter into a first-in-last-out loan facility, collectively, in an aggregate amount of up to $375 million, subject to certain customary conditions. The Credit Agreement matures on June 19, 2023. The proceeds advanced under the Credit Agreement were used to refinance $236.4 million in borrowings outstanding under the Revolver. These borrowings were fully repaid in August 2020. As of February 27, 2021, the Company had no loans outstanding under the ABL Facility, but had outstanding letters of credit of $142.0 million.
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
The Credit Agreement contains customary representations and warranties, events of default and financial, affirmative and negative covenants for facilities of this type, including but not limited to a springing financial covenant relating to a fixed charge coverage ratio, which will become effective if availability under the ABL Facility falls below a specified threshold, and restrictions on indebtedness, liens, investments and acquisitions, asset dispositions, restricted payments (including dividends and share repurchases) and prepayment of certain indebtedness. The Company was in compliance with all covenants related to the Credit Agreement as of February 27, 2021.
As of February 27, 2021 and February 29, 2020, unamortized deferred financing costs associated with the Company's revolving credit facilities were $6.1 million and $0.3 million, respectively, and were recorded in other assets in the Company's consolidated balance sheets.
The Company amortizes deferred financing costs for the Notes and the ABL Facility over their respective terms and such amortization is included in interest expense, net in the consolidated statements of operations. Interest expense related to the Notes and the revolving credit facilities, including the commitment fee and the amortization of deferred financing costs, was approximately $73.6 million for the fiscal year ended February 27, 2021 and $73.0 million for each of the fiscal years ended February 29, 2020 and March 2, 2019.
8.    PROVISION FOR INCOME TAXES
The components of the (benefit) provision for income taxes are as follows:

	FISCAL YEAR ENDED
(in thousands)	February 27, 2021	February 29, 2020	March 2, 2019
Current:
Federal	$(336,506)	$2,455	$61,721
State and local	1,211	(7,973)	22,995
	(335,295)	(5,518)	84,716

Deferred:
Federal	150,861	(124,578)	(83,576)
State and local	(1,555)	(20,941)	(20,525)
	149,306	(145,519)	(104,101)
	$(185,989)	$(151,037)	$(19,385)
At February 27, 2021 and February 29, 2020, included in other assets are net deferred income tax assets of $130.0 million and $276.5 million, respectively. These amounts represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities consist of the following:

(in thousands)	February 27, 2021	February 29, 2020
Deferred tax assets:
Inventories	$13,040	$35,665
Operating lease liabilities	484,290	601,378
Insurance	9,086	20,208
Stock-based compensation	1,014	5,115
Merchandise credits and gift card liabilities	52,584	47,742
Accrued expenses	31,914	51,334
Obligations on distribution facilities	—	26,126
Intangibles	1,008	—
Goodwill	1,596	44,332
Carryforwards and other tax credits	86,914	118,478
Other	34,104	29,539

Valuation allowance:	(26,011)	—

Deferred tax liabilities:
Depreciation	(105,649)	(110,864)
Intangibles	—	(10,251)
Prepaid expenses	(26,356)	(2,364)
Operating lease assets	(409,535)	(555,642)
Other	(17,977)	(24,268)
	$130,022	$276,528
At February 27, 2021, the Company has federal net operating loss carryforwards of $4.6 million (tax effected), which will expire between 2025 and 2039, state net operating loss carryforwards of $33.5 million (tax effected), which will expire between 2020 and 2040, California state enterprise zone credit carryforwards of $2.1 million (tax effected), which will expire in 2023, but require taxable income in the enterprise zone to be realizable.
The Company assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets in each taxpaying jurisdiction. On the basis of this evaluation, as of February 27, 2021, a valuation allowance of $10.5 million was recorded relative to the charitable contribution carryforward in the U.S., and a valuation allowance of $15.5 million was recorded relative to the Company's Canadian net deferred tax asset as the Company does not believe the deferred tax assets in that jurisdiction are more likely than not to be realized; however, the amount of the deferred tax assets considered realizable could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

The following table summarizes the activity related to the gross unrecognized tax benefits from uncertain tax positions:

(in thousands)	February 27, 2021	February 29, 2020
Balance at beginning of year	$51,781	$61,937

Increase related to current year positions	69,106	5,009
Increase related to prior year positions	—	3,857
Decrease related to prior year positions	(2,797)	(15,162)
Settlements	(4,981)	(203)
Lapse of statute of limitations	(7,360)	(3,657)

Balance at end of year	$105,749	$51,781
Gross unrecognized tax benefits are classified in non-current income taxes payable (or a contra deferred tax asset) on the consolidated balance sheet for uncertain tax positions taken (or expected to be taken) on a tax return. As of February 27, 2021 and February 29, 2020, approximately $61.9 million and $51.8 million, respectively, of gross unrecognized tax benefits would impact the Company’s effective tax rate. As of February 27, 2021 and February 29, 2020, the liability for gross unrecognized tax benefits included approximately $8.1 million and $9.6 million, respectively, of accrued interest. The Company recognizes interest & penalties for unrecognized tax benefits, as applicable, in income tax expense. The Company recorded a decrease to accrued interest of approximately $1.5 million for the fiscal year ended February 27, 2021 and an increase of approximately $1.3 million for the fiscal year ended February 29, 2020 for gross unrecognized tax benefits in the consolidated statement of earnings.
The Company anticipates that any adjustments to gross unrecognized tax benefits which will impact income tax expense, due to the expiration of statutes of limitations, could be approximately $3.2 million in the next twelve months. However, actual results could differ from those currently anticipated.
As of February 27, 2021, the Company operated in all 50 states, the District of Columbia, Puerto Rico, Canada and several other international countries and files income tax returns in the United States and various state, local and international jurisdictions. The Company is currently under examination by the Internal Revenue Service for the tax year 2017. The Company is open to examination for state, foreign and local jurisdictions with varying statutes of limitations, generally ranging from 3 to 5 years.
The following table summarizes the reconciliation between the effective income tax rate and the federal statutory rate:

	FISCAL YEAR ENDED
	February 27, 2021	February 29, 2020	March 2, 2019

Federal statutory rate	21.00%	21.00%	21.00%
State income tax rate, net of federal impact	3.94	4.28	(1.38)
Uncertain tax positions	1.63	1.33	7.24
Impact of the Tax Act	—	—	2.70
Goodwill non-deductible impairment charges	—	(4.84)	(18.64)
Tax deficiencies related to stock-based compensation	(3.18)	(3.07)	(6.48)
Tax credits	0.41	0.49	4.53
CARES Act	35.98	—	—
Valuation Allowance	(7.74)	—	—
Other	3.13	0.56	3.41
	55.17%	19.75%	12.38%

9.    TRANSACTIONS AND BALANCES WITH RELATED PARTIES
In fiscal 2002, the Company had an interest in certain life insurance policies on the lives of its Co-Founders and their spouses. The Company’s interest in these policies was equivalent to the net premiums paid by the Company. The agreements relating to the Company’s interest in the life insurance policies on the lives of its Co-Founders and their spouses were terminated in fiscal 2003. Upon termination in fiscal 2003, the Co-Founders paid to the Company $5.4 million, representing the total amount of premiums paid by the Company under the agreements and the Company was released from its contractual obligation to make substantial future premium payments. In order to confer a benefit to its Co-Founders in substitution for the aforementioned terminated agreements, as of February 27, 2004, the Company agreed to pay to the Co-Founders, at a future date, an aggregate amount of $4.2 million, which was included in accrued expenses and other current liabilities as of February 29, 2020. During the first quarter of fiscal 2020, the Company paid the Co-Founders this amount in accordance with the terms of the prior agreements entered into as of February 27, 2004. The Company has no further obligations to Messrs. Eisenberg or Feinstein in respect of the aforementioned agreements
On April 21, 2019, Warren Eisenberg and Leonard Feinstein transitioned to the role of Co-Founders and Co-Chairmen Emeriti of the Board of Directors of the Company. As a result of this transition, Messrs. Eisenberg and Feinstein ceased to be officers of the Company effective as of April 21, 2019, and became entitled to the payments and benefits provided under their employment agreements that apply in the case of termination without cause, which generally include continued senior status payments until May 2027 and continued participation for Co-Founders (and their spouses, if applicable) at the Company’s expense in employee plans and programs. In addition, the Co-Founders remain entitled to supplemental pension payments specified in their employment agreements of $200,000 per year (as adjusted for a cost of living increase), until the death of the survivor of the applicable Co-Founder and his spouse, reduced by the continued senior status payments referenced above.
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
10.    LEASES
The Company leases retail stores, as well as distribution facilities, offices and equipment, under agreements expiring at various dates through 2041. The leases provide for original lease terms that generally range from 10 to 15 years and most leases provide for a series of five year renewal options, often at increased rents, the exercise of which is at the Company's sole discretion. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial in fiscal 2020, 2019 and 2018), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.
The Company subleases certain real estate to unrelated third parties, which have all been classified as operating leases. The Company recognizes sublease income on a straight-line basis over the sublease term, which generally ranges from 5 to 10 years. Most sublease arrangements provide for a series of five year renewal options, the exercise of which are at the Company's sole discretion.
Similar to other retailers, during the fiscal year ended February 27, 2021, the Company has withheld portions of and/or delayed payments to certain landlords as the Company seeks to renegotiate payment terms, in order to further maintain liquidity given the temporary store closures. In some instances, the renegotiations have led to agreements with landlords for rent abatements or rental deferrals. Total payments withheld and/or delayed or deferred as of February 27, 2021 were approximately $9.6 million and are included in current liabilities. Additional negotiations of payment terms are still in process.
In accordance with the Financial Accounting Standards Board’s recent Staff Q&A regarding rent concessions related to the effects of the COVID-19 pandemic, the Company has elected to account for the concessions agreed to by landlords that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee as though enforceable rights and obligations for those concessions existed in the original lease agreements and the Company has elected to not remeasure the related lease liabilities and right-of-use assets. For qualifying rent abatement concessions, the Company has recorded negative lease expense for the amount of the concession during the period of relief, and for qualifying deferrals of rental payments, the Company has recognized a non-interest bearing payable in lieu of recognizing a decrease in cash for the lease payment that would have been made based on the original terms of the lease agreement, which will be reduced when the deferred payment is made in the future. During the fiscal year ended February 27, 2021, the Company recognized reduced rent expense of $10.3 million related to rent abatement concessions.

The components of total lease cost for the fiscal year ended February 27, 2021 and February 29, 2020 were as follows:

(in thousands)	Statement of Operations Location	Fiscal year ended February 27, 2021	Fiscal Year Ended February 29, 2020
Operating lease cost	Cost of sales and SG&A	$582,168	$581,061
Finance lease cost:
Depreciation of property	SG&A	2,500	2,591
Interest on lease liabilities	Interest expense, net	7,755	8,927
Variable lease cost	Cost of sales and SG&A	189,485	203,526
Sublease income	SG&A	(12,574)	(1,112)
Total lease cost		$769,334	$794,993

As of February 27, 2021 and February 29, 2020, assets and liabilities related to the Company's operating and finance leases were as follows:

(in thousands)	Consolidated Balance Sheet Location	February 27, 2021	February 29, 2020
Assets
Operating leases	Operating lease assets	$1,587,101	$2,006,966
Finance leases	Property and equipment, net	—	69,287
Total Lease assets		$1,587,101	$2,076,253

Liabilities
Current:
Operating leases	Current operating lease liabilities	$360,061	$463,005
Finance leases	Accrued expenses and other current liabilities	—	1,541
Noncurrent:
Operating leases	Operating lease liabilities	1,509,767	1,818,783
Finance leases	Other liabilities	—	102,412
Total lease liabilities		$1,869,828	$2,385,741

As of February 27, 2021, the Company's lease liabilities mature as follows:

(in thousands)	Operating Leases
Fiscal Year:
2021	$462,703
2022	409,076
2023	338,706
2024	282,472
2025	219,807
Thereafter	617,804
Total lease payments	$2,330,568
Less imputed interest	$(460,740)
Present value of lease liabilities	$1,869,828

As of February 27, 2021, the Company has entered into leases which have not yet commenced for two new or relocated locations planned for opening in fiscal 2021, for which aggregate minimum rental payments over the term of the leases are approximately $7.7 million.

The Company's lease terms and discount rates were as follows:

	February 27, 2021	February 29, 2020
Weighted-average remaining lease term (in years)
Operating leases	6.8	6.6
Finance leases	—	25.7
Weighted-average discount rate
Operating leases	6.4%	6.2%
Finance leases	—%	9.0%

Other information with respect to the Company's leases is as follows:

(in thousands)	Fiscal year ended February 27, 2021	Fiscal Year Ended February 29, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$646,981	$580,030
Operating cash flows from finance leases	9,295	10,401
Operating lease assets obtained in exchange for new operating lease liabilities	305,614	548,856

During December 2019, the Company completed a sale-leaseback transaction on approximately 2.1 million square feet of owned real estate, which generated approximately $267.3 million in proceeds. As a result of the transaction, the Company recorded a loss, including transaction costs of approximately $5.7 million, of approximately $33.1 million which is included in selling, general and administrative expenses in the consolidated statement of operations for the fiscal year ended February 29, 2020. All leases entered into as a result of the sale-leaseback transaction were classified as operating leases. For certain assets included in the transaction, the Company determined that the fair value of the assets was less than the consideration received. As a result, the Company recognized a financing obligation in the amount of $14.5 million, for the additional financing obtained from the buyer. As of February 27, 2021, the financing obligation amounted to $13.8 million, of which $0.7 million is included in accrued expenses and other current liabilities, and $13.1 million is included in other liabilities, in the consolidated balance sheets.
11.    EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
The Company has three defined contribution savings plans covering all eligible employees of the Company (the "Plans"). Participants of the Plans may defer annual pre-tax compensation subject to statutory and Plan limitations. In addition, a certain percentage of an employee’s contributions are matched by the Company and vest over a specified period of time, subject to certain statutory and Plan limitations. The Company’s match was approximately $10.6 million, $13.7 million, and $15.5 million for fiscal 2020, 2019 and 2018, respectively, which was expensed as incurred.
Defined Benefit Plan
The Company has a non-contributory defined benefit pension plan for the CTS employees, hired on or before July 31, 2003, who meet specified age and length-of-service requirements. The benefits are based on years of service and the participating employee’s compensation up until retirement. The Company recognizes the overfunded or underfunded status of the pension plan as an asset or liability in its statement of financial position and recognizes changes in the funded status in the year in which the changes occur. For the years ended February 27, 2021, February 29, 2020 and March 2, 2019, the net periodic pension cost was not material to the Company’s results of operations. As of February 27, 2021 and February 29, 2020, the Company had liabilities of $3.6 million and $3.2 million, respectively, which are included in other liabilities in the Company's consolidated balance sheets. In addition, as of February 27, 2021 and February 29, 2020, the Company recognized a loss of $8.4 million, net of taxes of $3.0 million, and a loss of $8.5 million, net of taxes of $3.0 million, respectively, within accumulated other comprehensive loss.
The Company remained liable for this plan upon its divestiture of CTS during fiscal 2020 and is in the process of terminating this plan. During the year ended February 27, 2021, the Company released $2.1 million from other comprehensive income in connection with the partial settlement of the plan in December 2020, which is recorded within loss on sale of businesses, including impairment of assets held for sale, in the consolidated statements of operations.

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

The District Attorney's office for the County of Ventura, together with District Attorneys for other counties in California (together, the "District Attorneys"), recently concluded an investigation regarding the management and disposal at the Company’s stores in California of certain materials that may be deemed hazardous or universal waste under California law. On March 19, 2019, the District Attorneys provided the Company with a settlement demand that included a proposed civil penalty, reimbursement of investigation costs, and certain injunctive relief, including modifications to the Company’s existing compliance program, which already includes associate training, on-going review of disposal rules applicable to various product categories, and specialized third-party disposal. During fiscal 2020, the Company and the District Attorneys agreed to final terms on a settlement payment of approximately $1.5 million to resolve the matter. The Company has also agreed to spend $171,000 over the next 36 months on refinements to its compliance program.  The Company and District Attorneys executed a Stipulated Judgment to this effect, which was recently filed with the court. As of February 29, 2020, the Company had recorded an accrual for the estimated probable loss for this matter, and the Company made the related settlement payment during the fourth quarter of fiscal 2020.

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

The Company’s former Chief Executive Officer ("Former CEO") departed the Company effective as of May 12, 2019. In accordance with the terms of the Former CEO's employment and equity award agreements, the Former CEO was entitled to three times his then-current salary, payable over three years in normal payroll installments, except that any amount due prior to the six months after his departure, was paid in a lump sum after such six-month period. Such amounts will be reduced by any compensation earned with any subsequent employer or otherwise and will be subject to the Former CEO's compliance with a one-year non-competition and non-solicitation covenant. On October 21, 2019, the Former CEO entered into an agreement (the "Former CEO PSU settlement agreement") with the Company to reduce the PSUs held by him by an excess amount of outstanding PSUs granted to the Former CEO in the Company’s 2018 fiscal year as a result of the use of the fiscal 2017 peer group in lieu of the fiscal 2018 peer group. Further, as a result of this departure, the time-vesting component of the Former CEO's stock-based awards accelerated, including (i) stock options (which were "underwater" and expired without having been exercised by the Former CEO), (ii) PSU awards which had previously met the related performance-based test, had been certified by the Compensation Committee, and remained subject solely to time-vesting, and (iii) PSU awards (assuming target level of performance) which remain subject to attainment of any performance goals and the certification of the applicable performance-based tests by the Compensation Committee, as provided under his award agreements and subject to the terms of the Former CEO PSU settlement agreement.

The Former CEO was also party to a supplemental executive retirement benefit agreement ("SERP") and a related escrow agreement, pursuant to which the Former CEO was entitled to receive a supplemental retirement benefit as a result of the separation from service from the Company. Pursuant to the SERP, as a result of the separation from service with the Company as of May 12, 2019 being treated as a termination without cause, the Former CEO was entitled to a lump sum payment equal to the present value of an annual amount equal to 50% of the Former CEO's annual base salary on the date of termination of employment if such annual amount were paid for a period of 10 years in accordance with the Company’s normal payroll practices, subject to the Former CEO's timely execution and non-revocation of a release of claims in favor of the Company (which occurred). This amount was paid on November 13, 2019, the first business day following the six-month anniversary of the Former CEO's termination of service. The Company has no further obligations to the Former CEO under the SERP.

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
13.    SUPPLEMENTAL CASH FLOW INFORMATION
The Company paid income taxes of $4.8 million, $44.8 million, and $61.3 million in fiscal 2020, 2019 and 2018, respectively. In addition, the Company had interest payments of approximately $75.5 million, $81.2 million, and $81.4 million in fiscal 2020, 2019 and 2018, respectively.
The Company recorded an accrual for capital expenditures of $44.6 million, $36.9 million, and $51.7 million as of February 27, 2021, February 29, 2020 and March 2, 2019, respectively. In addition, the Company recorded an accrual for dividends payable of $2.1 million, $26.4 million, $28.3 million as of February 27, 2021, February 29, 2020, and March 2, 2019 respectively. In fiscal 2018, the Company recorded a $31.1 million note receivable in connection with the sale of a building.

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
Stock-based compensation expense for the fiscal year ended February 27, 2021, February 29, 2020 and March 2, 2019 was approximately $31.6 million ($14.1 million after tax or $0.12 per diluted share), $45.7 million ($36.7 million after tax or $0.29 per diluted share), and approximately $58.5 million ($51.3 million after tax or $0.38 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the years ended February 27, 2021 and February 29, 2020 was approximately $0.8 million and $0.5 million, respectively.
Incentive Compensation Plans
The Company may grant awards under the Bed Bath & Beyond 2018 Incentive Compensation Plan (the "2018 Plan") and the Bed Bath & Beyond 2012 Incentive Compensation Plan (the "2012 Plan"). The 2018 Plan includes an aggregate of 4.6 million shares of common stock authorized for issuance of awards permitted under the 2018 Plan, including stock options, stock appreciation rights, restricted stock awards, performance awards and other stock based awards. The 2018 Plan supplements the 2012 Plan, which amended and restated the Bed Bath & Beyond 2004 Incentive Compensation Plan (the "2004 Plan"). The 2012 Plan includes an aggregate of 43.2 million common shares authorized for issuance of awards permitted under the 2012 Plan (similar to the 2018 Plan). Outstanding awards that were covered by the 2004 Plan continue to be in effect under the 2012 Plan.

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
Stock Options
Stock option grants were issued at fair market value on the date of grant and generally became exercisable in either three or five equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Option grants expired eight years after the date of grant. All option grants were nonqualified. During the fiscal year ended February 27, 2021, the remaining 822,633 options outstanding were forfeited and there were no options outstanding as of February 27, 2021.
For the fiscal year ended February 27, 2021, no stock options were granted. For stock options granted in fiscal 2019 and 2018, the fair value of these stock options granted were estimated on the date of grant using a Black-Scholes option-pricing model that used the assumptions noted in the table below. The weighted average fair value for the stock options granted in fiscal 2019 and 2018 were $4.18 and $4.31, respectively.

	Fiscal Year Ended
Black-Scholes Valuation Assumptions (1)	February 29, 2020	March 2, 2019
Weighted Average Expected Life (in years) (2)	7.6	6.7
Weighted Average Expected Volatility (3)	39.41%	34.96%
Weighted Average Risk Free Interest Rates (4)	2.39%	2.92%
Expected Dividend Yield (5)	4.34%	3.80%
________________________
(1) Forfeitures were estimated based on historical experience.
(2) The expected life of stock options was estimated based on historical experience.
(3) Expected volatility was based on the average of historical and implied volatility. The historical volatility was determined by observing actual prices of the Company’s stock over a period commensurate with the expected life of the awards. The implied volatility represented the implied volatility of the Company’s call options, which were actively traded on multiple exchanges, had remaining maturities in excess of twelve months, had market prices close to the exercise prices of the employee stock options and were measured on the stock option grant date.
(4) Based on the U.S. Treasury constant maturity interest rate whose term was consistent with the expected life of the stock options.
(5) Expected dividend yield was estimated based on anticipated dividend payouts.
No stock options were exercised during fiscal 2020 and 2018. The total intrinsic value for stock options exercised during fiscal 2019 was $0.1 million.
Restricted Stock
Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five to seven equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock is based solely on time vesting. As of February 27, 2021, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock awards was $20.4 million, which is expected to be recognized over a weighted average period of 2.9 years.
Changes in the Company’s restricted stock awards for the fiscal year ended February 27, 2021 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock awards, beginning of period	2,445	$35.50
Granted	95	8.09
Vested	(706)	37.49
Forfeited	(899)	32.25
Unvested restricted stock awards, end of period	935	$34.34

Restricted Stock Units ("RSUs")
RSUs are issued and measured at fair market value on the date of grant and generally become vested in one to three equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. RSUs are converted into shares of common stock upon vesting. As of February 27, 2021, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was $25.9 million, which is expected to be recognized over a weighted average period of 2.5 years.

Changes in the Company’s RSUs for the fiscal year ended February 27, 2021 were as follows:

(Shares in thousands)	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units, beginning of period	—	$—
Granted	2,316	14.23
Vested	(19)	23.58
Forfeited	(27)	23.58
Unvested restricted stock units, end of period	2,270	$14.04
Performance Stock Units ("PSUs")
PSUs are issued and measured at fair market value on the date of grant. Vesting of PSUs awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test during a one-year period from the date of grant and during a three-year period from the date of grant and, assuming achievement of the performance-based test, time vesting over periods of up to four years, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. For PSUs granted in fiscal 2019, performance during the one-year period is based on Earnings Before Interest and Taxes ("EBIT") relative to a target amount and performance during the three-year period is based on a combination of total shareholder return relative to a peer group of the Company and cumulative EBIT relative to a target amount. The achievement of PSU awards ranges from a floor of zero to a cap of 150% of target achievement. For awards granted in fiscal 2018 and prior, performance during the three-year period were based on Return on Invested Capital ("ROIC") or a combination of EBIT margin and ROIC relative to a peer group. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the Company’s estimate of the percentage of the award that will be achieved. The Company evaluates the estimate on these awards on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of February 27, 2021, unrecognized compensation expense related to the unvested portion of the Company’s performance stock units was $6.4 million, which is expected to be recognized over a weighted average period of 2.4 years.
The fair value of the PSUs granted in fiscal 2020 for which performance during the three-year period will be based on a relative three-year Total Shareholder Return ("TSR") goal relative to a peer group was estimated on the date of the grant using a Monte Carlo simulation that uses the assumptions noted in the following table.

Fiscal Year Ended
Monte Carlo Simulation Assumptions	February 27, 2021
Risk Free Interest Rate	0.25%
Expected Dividend Yield	—%
Expected Volatility	51.47%
Expected Term	3 years
Changes in the Company’s PSUs for the fiscal year ended February 27, 2021 were as follows:

(Shares in thousands)	Number of Performance Stock Units	Weighted Average Grant-Date Fair Value
Unvested performance stock units, beginning of period	1,414	$21.57
Granted	653	12.28
Vested	(343)	37.50
Forfeited	(249)	17.96
Unvested performance stock units, end of period	1,475	$14.36

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

RSUs granted as inducement awards are issued and measured at fair market value on the date of grant and generally become vested in one to three equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Changes in the RSUs granted as inducement awards for the fiscal year ended February 27, 2021 were as follows:

(Shares in thousands)	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units, beginning of period	579	$13.65
Granted	816	6.33
Vested	(446)	13.65
Forfeited	—	—
Unvested restricted stock units, end of period	949	$7.36

On November 4, 2019, in connection with the appointment of the Company’s President and Chief Executive Officer, the Company granted inducement awards consisting of 578,753 RSUs, which are included in the table above, and 273,735 PSU awards. The PSUs will vest, if at all, on November 4, 2021, based on performance goals requiring the President and CEO to prepare and deliver to the Board of Directors key objectives and goals for the Company and the strategies and initiatives for the achievement of such objectives and goals, and the President and CEO's provision of updates to the Board of Directors regarding achievement of such goals and objectives, and subject, in general, to the President and CEO remaining in the Company’s service through the vesting date.

During fiscal 2020, the Company granted 143,912 RSUs to Gustavo Arnal, the Company’s Chief Financial Officer and Treasurer; 160,255 RSUs to Cindy Davis, Chief Brand Officer and President, Decorist; and 511,991 RSUs to John Hartmann, Chief Operating Officer and President, buybuyBABY, pursuant to inducement awards agreements.

Other than with respect to the vesting schedule described above, these inducement awards are generally subject to substantially the same terms and conditions as awards that are made under the 2018 Plan. As of February 27, 2021, unrecognized compensation expense related to the unvested portion of the RSU and PSU inducement awards was $4.1 million and $1.3 million, respectively, which is expected to be recognized over a weighted average period of 2.0 years and 0.7 years, respectively. Consistent with the Company’s stock ownership guidelines, each inducement award recipient must hold at least fifty percent (50%) of the after-tax shares of common stock received pursuant to the inducement awards until they have satisfied the terms of such guidelines.
15.    ASSETS HELD FOR SALE AND DIVESTITURES
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

Divestitures
On December 14, 2020, the Company announced that it entered into a definitive agreement to sell Cost Plus World Market to Kingswood Capital Management, a Los Angeles-based private equity firm. On January 15, 2021, the Company completed the sale of Cost Plus World Market. Proceeds from the sale were approximately $63.7 million, subject to certain working capital and other adjustments. The Company recognized a loss on sale of approximately $72.0 million within loss on sale of businesses including impairment of assets held for sale in its consolidated statements of operations for the fiscal year ended February 27, 2021. The loss on sale includes a loss of $54.0 million recorded in the third quarter of fiscal 2020 to remeasure the disposal group that was classified as held for sale to the lower of carrying value or fair value less costs to sell.
On October 11, 2020, the Company entered into definitive agreements to sell Christmas Tree Shops ("CTS") to Handil Holdings LLC and to sell one of the CTS distribution facilities to an institutional buyer, with a leaseback term of nine months, to provide business continuity to the Company for some of its operations currently using the facility. These transactions were completed during the third quarter of fiscal 2020, generating approximately $233.3 million in proceeds, subject to certain working capital and other adjustments, and the Company recognized a loss on sale of approximately $53.8 million, which was recorded in loss on sale of businesses including impairment of assets held for sale in its consolidated statements of operations for the fiscal year ended February 27, 2021.
On October 11, 2020, the Company entered into a definitive agreement to sell Linen Holdings to The Linen Group, LLC, an affiliate of Lion Equity Partners. On October 24, 2020, the Company completed the sale of Linen Holdings for approximately $10.1 million, subject to certain working capital and other adjustments, and recognized a loss on the sale of $64.6 million, which was recorded in loss on sale of businesses including impairment of assets held for sale in its consolidated statements of operations for the fiscal year ended February 27, 2021.
On February 14, 2020, the Company entered into a definitive agreement to sell PMall to 1-800-FLOWERS.COM, Inc. for $252.0 million, subject to certain working capital and other adjustments. The buyer was required to close the transaction on March 30, 2020, but failed to do so. Accordingly, the Company had filed an action to require the buyer to close the transaction. On July 20, 2020, the Company entered into a settlement agreement with respect to the litigation. Under this agreement, 1-800-FLOWERS.COM agreed to move forward with its purchase of PMall from the Company for $245.0 million, subject to certain working capital and other adjustments. The transaction closed on August 3, 2020. Net proceeds from the sale of PMall were $244.6 million, subject to certain working capital and other adjustments, and the Company recognized a gain on the sale of approximately $189.3 million, which was recorded in loss on sale of businesses including impairment of assets held for sale in its consolidated statement of operations for the fiscal year ended February 27, 2021. Upon the close of the transaction, Bed Bath & Beyond withdrew the litigation against 1-800-FLOWERS.COM and 800-FLOWERS, INC.
On April 13, 2020, the Company completed the sale of OKL. Proceeds from the sale were not material.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Bed Bath & Beyond Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries (the Company) as of February 27, 2021 and February 29, 2020, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three year period ended February 27, 2021 and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 27, 2021 and February 29, 2020, and the results of its operations and its cash flows for each of the years in the three year period ended February 27, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 27, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 22, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of impairment of store-level long-lived assets
As discussed in Note 1 to the consolidated financial statements, the Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Based upon the analysis performed, the Company recognized pre-tax impairment charges for store-level long-lived assets of $92.9 million in fiscal 2020.
We identified the assessment of impairment of store-level long-lived assets as a critical audit matter. Specifically, complex auditor judgment was required to assess the sales growth rates used to estimate the forecasted cash flows as they involve a high degree of subjectivity. In determining the fair value of certain store-level long-lived assets, specialized knowledge was required to assess the Company’s assumption of market rental rates from sub-lessors.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s store-level impairment assessment process, including controls related to the assumptions described above. We evaluated the sales growth rates by comparing to historical results, the Company’s future operating plans, and industry reports. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the market rental rates for certain stores by comparing the sublease income to an independently developed range using publicly available market data for comparable store sites.
/s/ KPMG LLP
We have served as the Company’s auditor since 1992.
Short Hills, New Jersey
April 22, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Shareholders and Board of Directors
Bed Bath & Beyond Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Bed Bath & Beyond Inc. and subsidiaries’ (the Company) internal control over financial reporting as of February 27, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 27, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 27, 2021 and February 29, 2020, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 27, 2021, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated April 22, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
April 22, 2021

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
Based on their evaluation as of February 27, 2021, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
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
(b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of February 27, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), released in 2013, Internal Control-Integrated Framework.
Our management has concluded that, as of February 27, 2021, our internal control over financial reporting is effective based on these criteria.
(c) Attestation Report of the Independent Registered Public Accounting Firm
KPMG LLP issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.
(d) Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended February 27, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B – OTHER INFORMATION
None.

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a)Directors of the Company
Information relating to the Directors of the Company is set forth under the section captioned "Our Board of Directors and Corporate Governance" in the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders (the "Proxy Statement") and is incorporated herein by reference.
(b)Executive Officers of the Company
Information relating to the Executive Officers of the Company is set forth under the section captioned "Information About Our Executive Officers" in the Proxy Statement and is incorporated herein by reference.
(c)Compliance with Section 16(a)
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Delinquent Section 16(a) Reports" in the Proxy Statement and is incorporated herein by reference, to the extent responsive disclosure is required.
(d)    Audit Committee
Information on our audit committee and the audit committee financial expert is set forth under the section captioned "Audit Committee" in the Proxy Statement and is incorporated herein by reference.
(e)    Code of Ethics
The Company has adopted a code of ethics entitled "Policy of Ethical Standards For Business Conduct" that applies to all of its employees, including Executive Officers, and the Board of Directors, the complete text of which is available through the Investor Relations section of the Company’s website, www.bedbathandbeyond.com. Amendments to, and waivers granted under, the Policy of Ethical Standards for Business Conduct, if any, will be posted to the Company’s website.
ITEM 11 – EXECUTIVE COMPENSATION
The information required by this item is set forth under the section captioned “Executive Compensation” in the Proxy Statement and is incorporated herein by reference.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The Equity Compensation Plan Information required by this item is included below; other information required by this item is set forth under the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference. Additional information regarding our equity compensation plans appears in Note 1 and Note 14 to the Company's consolidated financial statements.

The following table provides certain information as of February 27, 2021 with respect to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	4,482,327	(2)	$—	(3)	14,462,015	(4)
Equity compensation plans not approved by shareholders	1,222,850	(5)	—	(3)	20	(6)
Total	5,705,177	(2)	$—	(3)	14,462,035
(1)These plans consist of the Company’s 2012 Incentive Compensation Plan (the “2012 Plan”), which amended and restated and assumed certain shares under the 2004 Incentive Compensation Plan (the “2004 Plan”) and the Company’s 2018 Incentive Compensation Plan (the “2018 Plan”), which is generally based on the terms of the 2012 Plan. No further shares of common stock will be issued or distributed under the 2004 Plan, and no equity-settled awards are outstanding under the 2018 Plan as of February 27, 2021.
(2)This amount represents the number of underlying shares of common stock associated with outstanding performance stock units and restricted stock units under shareholder approved plans and includes 2,211,916 shares that may be issued upon the vesting of performance stock units granted under the 2012 Incentive Compensation Plan and 2,270,411 shares that may be issued upon the vesting of restricted stock units granted under the 2012 Plan. The amount of shares that may be issued upon the vesting of the performance stock units represents the estimated maximum number of shares that may be issued upon the vesting of the performance stock units, however the actual number of shares that will be issued will depend on the achievement of performance metrics. As of February 27, 2021, there are no outstanding equity-settled awards under the 2018 Plan.
(3)We have not indicated a weighted-average exercise price as no outstanding awards as of February 27, 2021 under the Company's equity plans, whether or not approved by shareholders, have an exercise price.
(4)This amounts represents the aggregate amount of common stock available for future issuance under shareholder approved equity compensation plans and is comprised of 9,862,015 shares of common stock available for future issuance under the 2012 Plan and 4,600,000 shares of common stock available for future issuance under the 2018 Plan.

Under the 2012 Plan and the 2018 Plan, any shares of common stock that are subject to equity-settled awards other than options or stock appreciation rights, including restricted stock awards, restricted stock units and performance stock units, shall be counted against the aggregate number of shares of common stock that may be issued as 2.20 shares for every share granted. Shares of common stock underlying awards that may be settled solely in cash are not deemed to use shares that may be issued under the 2018 Plan.
(5)This amount represents the number of underlying shares of common stock associated with 273,735 performance stock units and 949,115 restricted stock units outstanding pursuant to inducement grants to certain executives of the Company.
(6)This amount represents 20 shares of common stock registered pursuant to an inducement award for the Company’s CEO, which were never granted.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is set forth under the sections captioned "Director Independence" and "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.
ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is set forth under the sections captioned "Fees Paid to KPMG LLP for Services and Products" and "Pre-Approval Policies and Procedures" in the Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Consolidated Financial Statements of Bed Bath & Beyond Inc. and subsidiaries are incorporated under Item 8 of this Form 10-K.
(a) (2) Financial Statement Schedules
For the Fiscal Years Ended February 27, 2021, February 29, 2020 and March 2, 2019.
Schedule II – Valuation and Qualifying Accounts
(a) (3) Exhibits
Unless otherwise indicated, exhibits are incorporated by reference to the correspondingly numbered exhibits to the Company’s Registration Statement on Form S-1 (Commission File No. 33-47250).

Exhibit No.	Exhibit
3.1**	Company's Amended and Restated Certificate of Incorporation as amended through June 30, 2009
3.2	Amended and Restated By-Laws of Bed Bath & Beyond Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on June 19, 2019)
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
4.7
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

10.2*	Company’s 2004 Incentive Compensation Plan (incorporated by reference to Exhibit B to the Registrant’s Proxy Statement dated May 28, 2004)
10.3*
Amended and Restated Employment Agreement between the Company and Warren Eisenberg, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 29, 2008)

10.4*
Amended and Restated Employment Agreement between the Company and Leonard Feinstein, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 29, 2008)

10.5*	Bed Bath & Beyond Inc. Policy on Recovery of Incentive Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 30, 2009)
10.6*
Form of Amendment to Employment Agreement of Steven H. Temares, Eugene A. Castagna, Matthew Fiorilli and Arthur Stark, dated May, 2007 in the case of Messrs. Temares, Fiorilli and Stark, and July, 2007 in the case of Mr. Castagna (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 29, 2009)

10.7*
Amended and Restated Supplemental Executive Retirement Benefit Agreement between the Company and Steven H. Temares, dated November 16, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 19, 2009)

10.8*
Escrow Agreement with Respect to Supplemental Executive Retirement Benefit Agreement between the Company and Steven H. Temares, dated November 16, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated November 19, 2009)

10.9*
Amendment dated as of August 13, 2010 to Amended and Restated Employment Agreement between the Company and Warren Eisenberg, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 28, 2010)

10.10*
Amendment dated as of August 13, 2010 to Amended and Restated Employment Agreement between the Company and Leonard Feinstein, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 28, 2010)

10.11*	Bed Bath & Beyond Inc. 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on June 26, 2012)
10.12*	Performance-Based Form of Restricted Stock Agreement under 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K for the year ended March 1, 2013)
10.13*	Notice of Amendment to Restricted Stock Agreements, dated on or before June 11, 2012 (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended March 1, 2013)
10.14*	Letter agreement dated as of June 28, 2013 between the Company and Warren Eisenberg (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 2, 2013)
10.15*	Letter agreement dated as of June 28, 2013 between the Company and Leonard Feinstein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 2, 2013)
10.16*
Amendment dated as of February 26, 2014 to Amended and Restated Employment Agreement between the Company and Warren Eisenberg, dated as of December 31, 2008, as previously amended as of June 29, 2010 and August 13, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on February 28, 2014)

10.17*
Amendment dated as of February 26, 2014 to Amended and Restated Employment Agreement between the Company and Leonard Feinstein, dated as of December 31, 2008, as previously amended as of June 29, 2010 and August 13, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on February 28, 2014)

10.18*	Form of Standard Performance Unit Agreement under 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 9, 2014)
10.19*
Form of Performance Stock Unit Agreement under 2012 Incentive Compensation Plan (effective 2016) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Commission on July 6, 2016)

10.20*	Letter agreement dated February 7, 2017 between the Company and Warren Eisenberg (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on February 9, 2017)
10.21*	Letter agreement dated February 7, 2017 between the Company and Leonard Feinstein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on February 9, 2017)
10.22*
Form of Standard Performance Stock Unit Agreement under 2012 Incentive Compensation Plan (effective 2017) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on June 30, 2017)

10.23*
Form of Performance Stock Unit Agreement under 2012 Incentive Compensation Plan (effective 2017) for Steven H. Temares (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on June 30, 2017)

10.24*	Amendment to Employment Agreement of Steven H. Temares, dated August 21, 2009 (incorporated by reference to Exhibit 10.58 to the Company's Form 10-K filed with the Commission on May 2, 2018)

10.25*
Voluntary salary waiver between the Company and Steven H. Temares (dated as of May 14, 2018) (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Commission on July 6, 2018)

10.26*	Employment Agreement between the Company and Robyn M. D'Elia (dated as of June 4, 2018) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on June 5, 2018)
10.27*	Bed Bath & Beyond Inc. 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on June 29, 2018)
10.28*
Form of Standard Performance Stock Unit Agreement under 2018 or 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on June 19, 2019)

10.29*
Employment Agreement between the Company and Mark J. Tritton (dated as of October 6, 2019) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 10, 2019)

10.30*
Sign-On Restricted Stock Unit Agreement between the Company and Mark J. Tritton (dated as of November 4, 2019) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on January 9, 2020))

10.31*
Make-Whole Restricted Stock Unit Agreement between the Company and Mark J. Tritton (dated as of November 4, 2019) (incorporated by reference to Exhibit 10.3 filed with the Commission on January 9, 2020)

10.32*
Make-Whole Performance Stock Unit Agreement between the Company and Mark J. Tritton (dated as of November 4, 2019) (incorporate by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Commission on January 9, 2020)

10.33	Cooperation and Support Agreement (dated as of May 28, 2019) (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed with the Commission on June 3, 2019)
10.34 *	Employment Agreement between the Company and John Hartmann (dated April 1, 2020) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on April 21, 2020)
10.35*	Employment Agreement between the Company and Gustavo Arnal (dated April 24, 2020) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on April 30, 2020)
10.36 *	Employment Agreement between the Company and Cindy Davis (dated April 30, 2020) (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 filed with the Commission on May 26, 2020)
10.37 *	Make-Whole Restricted Stock Unit Agreement between the Company and John Hartmann (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed with the SEC on July 8, 2020)
10.38 *	Sign-On Restricted Stock Unit Agreement between the Company and Gustavo Arnal (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed with the SEC on July 8, 2020)
10.39 *	Bed Bath & Beyond Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 16, 2020)
10.40
Master Confirmation between JPMorgan Chase Bank, National Association and Bed Bath & Beyond Inc., dated October 28, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on October 28, 2020)

10.41 **	Employment Agreement between the Company and Joe Hartsig (dated March 4, 2020)
10.42 **	Make-Whole Restricted Stock Unit Agreement between the Company and Joe Hartsig (dated March 4, 2020)
10.43 **	Bed, Bath & Beyond, Inc. Compensation Recoupment Policy (dated as of January 2021)
10.44 **	Sign-On Restricted Stock Unit Agreement between the Company and Cindy Davis (dated May 26, 2020)
21**	Subsidiaries of the Company
23**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page of Bed Bath & Beyond Inc.’s Annual Report on Form 10-K for the year ended February 27, 2021, formatted in Inline XBRL (included within Exhibit 101 attachments)
______________________________

*	This is a management contract or compensatory plan or arrangement.
**	Filed herewith.

ITEM 16 – FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BED BATH & BEYOND INC.
By: /s/ Mark J. Tritton
Mark J. Tritton
Chief Executive Officer
April 22, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mark J. Tritton	President and Chief Executive Officer	April 22, 2021
Mark J. Tritton	and Director

/s/ Gustavo Arnal	Chief Financial Officer and Treasurer	April 22, 2021
Gustavo Arnal	(Principal Financial and Accounting Officer)

/s/ Harriet Edelman	Director	April 22, 2021
Harriet Edelman

/s/ John E. Fleming	Director	April 22, 2021
John E. Fleming

/s/ Sue E. Gove	Director	April 22, 2021
Sue E. Gove

/s/ Jeffrey A. Kirwan	Director	April 22, 2021
Jeffrey A. Kirwan

/s/ Johnathan B. (JB) Osborne	Director	April 22, 2021
Johnathan B. (JB) Osborne

s/ Harsha Ramalingam	Director	April 22, 2021
Harsha Ramalingam

/s/ Virginia P. Ruesterholz	Director	April 22, 2021
Virginia P. Ruesterholz

/s/ Joshua E. Schechter	Director	April 22, 2021
Joshua E. Schechter

/s/ Andrea Weiss	Director	April 22, 2021
Andrea Weiss

/s/ Mary A .Winston	Director	April 22, 2021
Mary A. Winston

/s/ Ann Yerger	Director	April 22, 2021
Ann Yerger

Bed Bath & Beyond Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
Fiscal Years Ended February 27, 2021, February 29, 2020 and March 2, 2019
(amounts in millions)

Column A	Column B	Column C	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Income	Additions Charged to Other Accounts	Adjustments and/or Deductions	Balance at End of Period
Sales Returns and Allowance

Year Ended:
February 27, 2021	$71.6	$259.8	$—	$295.2	$36.2
February 29, 2020	90.5	403.1	—	422.0	71.6
March 2, 2019	41.2	488.5	95.5 (1)	534.7	90.5
(1)  Due to the adoption of Financial Accounting Standards Board, Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606).