Form 10-K/A
period 2021-02-27
BED BATH & BEYOND INC
filed 2021-04-27
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No X
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. X
As of August 29, 2020, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the Nasdaq Global Select Market) was $1,517,673,030.*
The number of shares outstanding of the registrant’s common stock (par value $0.01 per share) at March 27, 2021: 109,122,398.
Documents Incorporated by Reference
Portions of the Registrant’s definitive proxy statement for the 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III hereof.
*    For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 476,951 shares beneficially owned by directors and executive officers. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

EXPLANATORY NOTE
The Registrant is filing this Amendment No. 1 to Form 10-K for the fiscal year ended February 27, 2021 (“Amendment No. 1”) to correct an error on the cover page of the original Form 10-K as filed with the Securities and Exchange Commission on April 22, 2021 (the “Original Form 10-K”). The cover page of the Original Form 10-K showed incorrect amounts for the aggregate market value of the common stock held by non-affiliates and the number of shares beneficially owned by directors and executive officers. The correct amount for the aggregate market value of the common stock held by non-affiliates as of August 29, 2020 was $1,517,673,030 and the correct number of shares beneficially owned by directors and executive officers as of August 29, 2020 was 476,951 (rather than $1,486,168,316 and 3,082,800 shares, respectively, as originally shown, as the result of a typographical error), each as indicated on the cover page of this Amendment No. 1.
No changes are hereby made to the Registrant’s financial statements. Other than the change discussed above and the filing of the currently dated Section 302 certifications and updated XBRL data under Item 15 of Part IV of this Amendment No. 1, no changes have been made to the Original Form 10-K or the exhibits filed therewith. As such, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.
The information contained in this Amendment No. 1 does not reflect events occurring subsequent to the filing of the Original Form 10-K.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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
101.CAL     Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB     Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE     Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF     Inline XBRL Taxonomy Extension Definition Linkbase Document
104        The cover page of Bed Bath & Beyond Inc.’s Annual Report on Form 10-K/A for the year ended February 27, 2021, formatted in Inline XBRL (included within Exhibit 101 attachments)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BED BATH & BEYOND INC.
By: /s/ Mark J. Tritton
Mark J. Tritton
Chief Executive Officer
April 26, 2021