Form 10-Q
period 2021-05-29
BED BATH & BEYOND INC
filed 2021-06-30
CIK 886158

Table of Contents`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 29, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer's Common Stock:

Class	Outstanding at May 29, 2021
Common Stock - $0.01 par value	104,513,541

Table of Contents`
BED BATH & BEYOND INC. AND SUBSIDIARIES

Table of Contents`

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	May 29, 2021	February 27, 2021
Assets
Current assets:
Cash and cash equivalents	$1,097,267	$1,352,984
Short term investment securities	29,997	—
Merchandise inventories	1,563,602	1,671,909
Prepaid expenses and other current assets	515,993	595,152
Total current assets	3,206,859	3,620,045
Long term investment securities	19,458	19,545
Property and equipment, net	929,335	918,418
Operating lease assets	1,584,144	1,587,101
Other assets	313,493	311,821
Total assets	$6,053,289	$6,456,930

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$889,883	$986,045
Accrued expenses and other current liabilities	506,674	636,329
Merchandise credit and gift card liabilities	309,576	312,486
Current operating lease liabilities	347,365	360,061
Total current liabilities	2,053,498	2,294,921
Other liabilities	78,353	82,279
Operating lease liabilities	1,529,173	1,509,767
Income taxes payable	102,905	102,664
Long term debt	1,182,566	1,190,363
Total liabilities	4,946,495	5,179,994

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—
Common stock - $0.01 par value; authorized - 900,000 shares; issued 343,570 and 343,241, respectively; outstanding 104,513 and 109,621 shares, respectively	3,435	3,432
Additional paid-in capital	2,208,052	2,152,135
Retained earnings	10,174,656	10,225,253
Treasury stock, at cost; 239,057 and 233,620 shares, respectively	(11,234,529)	(11,048,284)
Accumulated other comprehensive loss	(44,820)	(55,600)

Total shareholders' equity	1,106,794	1,276,936

Total liabilities and shareholders' equity	$6,053,289	$6,456,930
 See accompanying Notes to Consolidated Financial Statements.

Table of Contents`
BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	May 29, 2021	May 30, 2020
Net sales	$1,953,812	$1,307,447

Cost of sales	1,320,118	958,958

Gross profit	633,694	348,489

Selling, general and administrative expenses	658,762	724,157

Impairments	9,129	85,261

Restructuring and transformation initiative expenses	33,686	—

Loss on sale of businesses	3,989	—

Operating loss	(71,872)	(460,929)

Interest expense, net	16,000	17,171

Loss on extinguishment of debt	265	—

Loss before benefit for income taxes	(88,137)	(478,100)

Benefit for income taxes	(37,263)	(175,809)

Net loss	$(50,874)	$(302,291)

Net loss per share - Basic	$(0.48)	$(2.44)
Net loss per share - Diluted	$(0.48)	$(2.44)

Weighted average shares outstanding - Basic	106,772	123,697
Weighted average shares outstanding - Diluted	106,772	123,697

See accompanying Notes to Consolidated Financial Statements.

Table of Contents`
BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three Months Ended
	May 29, 2021	May 30, 2020
Net loss	$(50,874)	$(302,291)

Other comprehensive income (loss):
Change in temporary impairment of auction rate securities, net of taxes	(64)	(568)
Pension adjustment, net of taxes	—	(304)
Currency translation adjustment	10,844	(6,036)
Other comprehensive income (loss)	10,780	(6,908)

Comprehensive loss	$(40,094)	$(309,199)

See accompanying Notes to Consolidated Financial Statements.

Table of Contents`
BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(in thousands, unaudited)

	Three Months Ended May 29, 2021
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at February 27, 2021	343,241	$3,432	$2,152,135	$10,225,253	(233,620)	$(11,048,284)	$(55,600)	$1,276,936
Net loss	—	—	—	(50,874)	—	—	—	(50,874)
Other comprehensive income, net of tax	—	—	—	—	—	—	10,780	10,780
Dividend forfeited	—	—	—	277	—	—	—	277
Issuance of restricted shares, net	322	3	(3)	—	—	—	—	—
Payment and vesting of performance stock units	—	—	—	—	—	—	—	—
Stock-based compensation expense, net	—	—	8,232	—	—	—	—	8,232
Accelerated share repurchase program	—	—	47,550	—	(200)	(47,550)	—	—
Director fees paid in stock	7	—	138	—	—	—	—	138
Repurchase of common stock, including fees	—	—	—	—	(5,237)	(138,695)	—	(138,695)
Balance at May 29, 2021	343,570	$3,435	$2,208,052	$10,174,656	(239,057)	$(11,234,529)	$(44,820)	$1,106,794

	Three Months Ended May 30, 2020
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at February 29, 2020	343,683	$3,436	$2,167,337	$10,374,826	(217,155)	$(10,715,755)	$(64,909)	$1,764,935
Net loss	—	—	—	(302,291)	—	—	—	(302,291)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,908)	(6,908)
Dividend forfeited	—	—	—	—	—	—	—	—
Issuance of restricted shares, net	(108)	(1)	1	—	—	—	—	—
Payment and vesting of performance stock units	343	4	(4)	—	—	—	—	—
Stock-based compensation expense, net	—	—	7,891	—	—	—	—	7,891
Accelerated share repurchase program	—	—	—	—	—	—	—	—
Director fees paid in stock	—	—	—	—	—	—	—	—
Repurchase of common stock, including fees	—	—	—	—	(456)	(2,537)	—	(2,537)
Balance at May 30, 2020	343,918	$3,439	$2,175,225	$10,072,535	(217,611)	$(10,718,292)	$(71,817)	$1,461,090

See accompanying Notes to Consolidated Financial Statements.

Table of Contents`
BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended
	May 29, 2021	May 30, 2020
Cash Flows from Operating Activities:
Net loss	$(50,874)	$(302,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,278	83,601
Impairments	9,129	85,261
Stock-based compensation	7,918	7,702
Deferred income taxes	(22,135)	(82,357)
Loss on sale of business	3,989	—
Loss on debt extinguishment	265	—
Other	(2,197)	(1,373)
Decrease (increase) in assets:
Merchandise inventories	113,366	(138,503)
Other current assets	78,544	(105,193)
Other assets	68	828
(Decrease) increase in liabilities:
Accounts payable	(102,201)	20,874
Accrued expenses and other current liabilities	(129,327)	(47,075)
Merchandise credit and gift card liabilities	(3,421)	(9,794)
Income taxes payable	277	1,145
Operating lease assets and liabilities, net	3,125	94,127
Other liabilities	(3,545)	(1,576)
Net cash used in operating activities	(28,741)	(394,624)

Cash Flows from Investing Activities:
Purchases of held-to-maturity investment securities	(29,997)	—
Redemption of held-to-maturity investment securities	—	357,000
Capital expenditures	(73,521)	(42,351)
Net cash (used in) provided by investing activities	(103,518)	314,649

Cash Flows from Financing Activities:
Borrowing of long-term debt	—	236,400
Repayments of long-term debt	(8,173)	—
Repurchase of common stock, including fees	(138,695)	(2,537)
Payment of dividends	(560)	(21,192)
Net cash (used in) provided by financing activities	(147,428)	212,671

Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,117	(3,462)

Net (decrease) increase in cash, cash equivalents and restricted cash	(273,570)	129,234
Change in cash balances classified as held-for-sale	—	2,270
Net (decrease) increase in cash, cash equivalents and restricted cash	(273,570)	131,504

Cash, cash equivalents and restricted cash:
Beginning of period	1,407,224	1,023,650
End of period	$1,133,654	$1,155,154
See accompanying Notes to Consolidated Financial Statements.

Table of Contents`
BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1) BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of May 29, 2021 and February 27, 2021 and the results of its operations, shareholders' equity, and comprehensive loss for the three months ended May 29, 2021 and May 30, 2020, respectively, and its cash flows for the three months ended May 29, 2021 and May 30, 2020, respectively.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by U.S. generally accepted accounting principles ("GAAP"). Reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2021 for additional disclosures, including a summary of the Company’s significant accounting policies, and to subsequently filed Form 8-Ks.

For fiscal 2021, the Company is accounting for its operations as one operating segment, North American Retail. For fiscal 2020, until the divestiture of Linen Holdings in October 2020, the Company accounted for its operations as two operating segments: North American Retail and Institutional Sales (which was comprised of Linen Holdings), which did not meet the quantitative thresholds under U.S. generally accepted accounting principles and, therefore, was not a reportable segment. Net sales outside of the U.S. for the Company were not material for the three months ended May 29, 2021 and May 30, 2020. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

2) IMPACT OF THE COVID-19 PANDEMIC

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. That same month, as a result of the COVID-19 pandemic, the Company began to temporarily close certain store locations that did not have a health and personal care department, and as of March 23, 2020, all of the Company's retail stores across the U.S. and Canada were temporarily closed except for most stand-alone buybuy BABY and Harmon stores, subject to state and local regulations. In May 2020, the Company announced a phased approach to re-open its stores in compliance with relevant government directives, and as of the end of July 2020, nearly all of its stores re-opened and remained open through the first quarter of 2021; however, a limited number of stores either closed temporarily or continued to operate under restrictions based on local governmental orders.

In the first quarter of 2020, the Company initiated actions to strengthen its financial position and liquidity, including, among other things: (i) renegotiating payment terms for goods, services and rent, managing to lower inventory levels, and reducing discretionary spending such as business travel, advertising and expenses associated with the maintenance of stores that were temporarily closed; (ii) deferring other previously planned capital expenditures; (iii) suspending dividends; and (iv) prioritizing spending on essential capital expenditures to drive strategic growth plans, including investments in digital, Buy Online Pick Up In Store ("BOPIS") and contactless Curbside Pickup services. The Company had also suspended its plans for debt reduction and postponed share repurchases, but lifted the debt repurchase suspension in August 2020 and the postponement of share repurchases in October 2020.

Similar to other retailers, the Company has also withheld portions of and/or delayed payments to certain of our business partners as the Company negotiated revisions to its payment terms, in order to further maintain liquidity given the temporary store closures (See "Leases," Note 9).

Table of Contents`
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the United States, which provided for certain changes to tax laws, which impacted the Company’s results of operations, financial position and cash flows. The Company implemented certain provisions of the CARES Act, such as deferring employer payroll taxes and utilizing the ability to carry back and deduct losses to offset prior income in previously filed tax returns. As of May 29, 2021 and February 27, 2021, the Company has deferred $3.1 million in each period, of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. During the three months ended May 29, 2021 and May 30, 2020, under the CARES Act, the Company recorded income tax benefits of $15.6 million and $43.0 million, respectively, as a result of the fiscal 2020 and fiscal 2019 net operating losses that can now be carried back to prior years during which the federal tax rate was 35%. In addition, during the three months ended May 29, 2021 and May 30, 2020, the Company recorded credits of approximately $2.4 million and $22.9 million, respectively, as an offset to selling, general and administrative expenses as a result of the employee retention credits made available under the CARES Act for U.S. employees and under the Canada Emergency Wage Subsidy for Canadian employees.

The COVID-19 pandemic materially adversely impacted the Company’s results of operations and cash flows for the first three months of fiscal 2020. Numerous uncertainties continue to surround the pandemic and its ultimate impact on the Company. Further discussion of the risks and uncertainties posed by the COVID-19 pandemic is disclosed in “Risk Factors” under Part I, Item 1A of the Company’s 2020 Form 10-K.

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

Revenues from gift cards, gift certificates and merchandise credits are recognized when redeemed. Gift cards have no provisions for reduction in the value of unused card balances over defined time periods and have no expiration dates. For the three months ended May 29, 2021 and May 30, 2020, the Company recognized net sales for gift card and merchandise credit redemptions of approximately $30.3 million and $32.1 million, respectively, which were included in merchandise credit and gift card liabilities on the consolidated balance sheet as of February 27, 2021 and February 29, 2020, respectively.

Sales returns are provided for in the period that the related sales are recorded based on historical experience. Although the estimate for sales returns has not varied materially from historical provisions, actual experience could vary from historical experience in the future if the level of sales return activity changes materially. In the future, if the Company concludes that an adjustment is required due to material changes in the returns activity, the liability for estimated returns and the corresponding right of return asset will be adjusted accordingly. As of May 29, 2021 and February 27, 2021, the Company recorded a liability for estimated returns of $25.8 million and $36.2 million, respectively, within accrued expenses and other current liabilities, and the corresponding right of return asset for merchandise of $15.8 million and $23.4 million, respectively, within prepaid expenses and other current assets.

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 37.9% and 62.1% of net sales, respectively, for the three months ended May 29, 2021, and approximately 30.6% and 69.4% of net sales, respectively, for the three months ended May 30, 2020.

Table of Contents`
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

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The book value of the Company's financial instruments, excluding long term debt, is representative of their fair values. The Company’s investment securities at May 29, 2021 consisted primarily of U.S. Treasury securities, which are stated at amortized cost and are based on quoted prices in active markets for identical instruments (Level 1 valuation). As of May 29, 2021 and February 27, 2021, the fair value of the Company’s long term debt was approximately $1.113 billion and $1.118 billion, respectively, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.187 billion and $1.195 billion, respectively.

The Company does not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See "Investment Securities," Note 6).

5) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $64.9 million and $64.0 million as of May 29, 2021 and February 27, 2021, respectively.

Short-term restricted cash of $5.0 million as of May 29, 2021 and February 27, 2021, is included in prepaid expenses and other current assets on the consolidated balance sheet and long-term restricted cash of $31.4 million as of May 29, 2021 and $49.2 million as of February 27, 2021, is included in other long-term assets on the consolidated balance sheet.

6) INVESTMENT SECURITIES

The Company’s investment securities as of May 29, 2021 and February 27, 2021 are as follows:

(in millions)	May 29, 2021	February 27, 2021
Available-for-sale securities:
Long term	$19.4	$19.4

Held-to-maturity securities:
Short term	30.0	—
Total investment securities	$49.4	$19.4

Table of Contents`
Auction Rate Securities

As of May 29, 2021 and February 27, 2021, the Company’s long term available-for-sale investment securities represented approximately $20.3 million par value of auction rate securities, less temporary valuation adjustments of approximately $0.9 million and $0.8 million, respectively, consisting of preferred shares of closed end municipal bond funds. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings.

U.S. Treasury Securities

As of May 29, 2021, the Company had $30.0 million of short-term held-to-maturity securities, consisting of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost, which approximates fair value, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation). As of February 27, 2021, there were no short-term held-to-maturity securities.

7) IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are separately presented in the appropriate asset and liability sections of the balance sheet (See "Assets Held for Sale and Divestitures," Note 18). For the three months ended May 29, 2021 and May 30, 2020, the Company recorded $7.0 million and $80.4 million, respectively, of non-cash pre-tax impairment charges within impairments in its consolidated statement of operations for certain store-level assets, including leasehold improvements and operating lease assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

8) PROPERTY AND EQUIPMENT

As of May 29, 2021 and February 27, 2021, included in property and equipment, net is accumulated depreciation of approximately $1.7 billion in each period.

9) LEASES

The Company leases retail stores, distribution facilities, offices and equipment under agreements expiring at various dates through 2041. The leases provide for original lease terms that generally range from 10 to 15 years and most leases provide for a series of five year renewal options, often at increased rents, the exercise of which is at the Company’s sole discretion. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial for the three months ended May 29, 2021 and May 30, 2020), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

The Company subleases certain real estate to unrelated third parties, which have all been classified as operating leases. The Company recognizes sublease income on a straight-line basis over the sublease term, which generally ranges from 5-10 years. Most sublease arrangements provide for a series of five-year renewal options, the exercise of which are at the Company's sole discretion.

Similar to other retailers, during the three months ended May 29, 2021, the Company has withheld portions of and/or delayed payments to certain landlords as the Company seeks to renegotiate payment terms, in order to further maintain liquidity given the temporary store closures. In some instances, the renegotiations have led to agreements with landlords for rent abatements or rental deferrals. Total payments withheld and/or delayed or deferred as of May 29, 2021 and February 27, 2021 were approximately $5.5 million and $9.6 million, respectively, and are included in current liabilities. Additional negotiations of payment terms are still in process.

Table of Contents`
In accordance with the Financial Accounting Standards Board’s Staff Q&A regarding rent concessions related to the effects of the COVID-19 pandemic, the Company has elected to account for the concessions agreed to by landlords that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee as though enforceable rights and obligations for those concessions existed in the original lease agreements and the Company has elected to not remeasure the related lease liabilities and right-of-use assets. For qualifying rent abatement concessions, the Company has recorded negative lease expense for the amount of the concession during the period of relief, and for qualifying deferrals of rental payments, the Company has recognized a non-interest bearing payable in lieu of recognizing a decrease in cash for the lease payment that would have been made based on the original terms of the lease agreement, which will be reduced when the deferred payment is made in the future. During the three months ended May 29, 2021, the Company recognized reduced rent expense of $1.3 million related to rent abatement concessions. No such reduced rent expense was realized in the three months ended May 30, 2020.

The components of total lease cost for the three months ended May 29, 2021 and May 30, 2020, were as follows:

(in thousands)	Statement of Operations Location	Three Months Ended
		May 29, 2021	May 30, 2020
Operating lease cost	Cost of sales and SG&A	$117,370	$148,383
Finance lease cost:
Depreciation of property	SG&A	—	648
Interest on lease liabilities	Interest expense, net	—	2,233
Variable lease cost	Cost of sales and SG&A	35,507	50,458
Sublease income	SG&A	(13,851)	(278)
Total lease cost		$139,026	$201,444

As of May 29, 2021 and February 27, 2021, assets and liabilities related to the Company’s leases were as follows:

(in thousands)	Consolidated Balance Sheet Location	May 29, 2021	February 27, 2021
Assets
Operating leases	Operating lease assets	$1,584,144	$1,587,101
Total lease assets		$1,584,144	$1,587,101

Liabilities
Current:
Operating leases	Current operating lease liabilities	$347,365	$360,061
Noncurrent:
Operating leases	Operating lease liabilities	1,529,173	1,509,767
Total lease liabilities		$1,876,538	$1,869,828

Table of Contents`
As of May 29, 2021, the Company’s lease liabilities mature as follows:

(in thousands)	Operating Leases
Fiscal Year:
Remainder of 2021	$342,182
2022	420,835
2023	354,365
2024	298,950
2025	236,137
2026	164,743
Thereafter	513,946
Total lease payments	$2,331,158
Less imputed interest	(454,620)
Present value of lease liabilities	$1,876,538
At May 29, 2021, the Company has entered into one lease which has not yet commenced at a new location planned for opening in 2021, which is not included in the above table and for which aggregate minimum rental payments over the term of the lease is approximately $24.5 million.
The Company’s lease terms and discount rates were as follows:

	May 29, 2021	February 27, 2021
Weighted-average remaining lease term (in years)
Operating leases	6.8	6.8
Weighted-average discount rate
Operating leases	6.3%	6.4%

Other information with respect to the Company’s leases is as follows:

(in thousands)	Three Months Ended
	May 29, 2021	May 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$115,788	140,977
Operating cash flows from finance leases	—	2,515
Operating lease assets obtained in exchange for new operating lease liabilities	100,215	76,462

10) INCOME TAXES

The effective income tax rate for the three months ended May 29, 2021 was 42.3% compared with 36.8% for the three months ended May 30, 2020. The effective income tax rate for the three months ended May 29, 2021 reflects the impact of charges for restructuring and transformation initiatives as well as a benefit of $15.6 million resulting from an adjustment to the estimated net operating loss incurred in fiscal 2020 which will be carried back, under the provisions of the CARES Act, to a year in which the tax rate was 35%. For the three months ended May 30, 2020, the effective tax rate included the impact of impairment charges for leasehold improvements and lease assets, a $43.0 million benefit related to fiscal 2019 net operating loss carry-back under the CARES Act, and other discrete tax items.

During the three months ended May 29, 2021, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.

Table of Contents`
As of May 29, 2021, the Company operated in all 50 states, the District of Columbia, Puerto Rico, Canada and several other international countries and files income tax returns in the United States and various state, local and international jurisdictions. The Company is currently under examination by the Internal Revenue Service for the tax year 2017. The Company is open to examination for state, foreign and local jurisdictions with varying statutes of limitations, generally ranging from 3 to 5 years.

11) INDEFINITE LIVED INTANGIBLE ASSETS
The Company reviews intangibles that have indefinite lives for impairment annually as of the end of the fiscal year or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, projecting future cash flows, determining appropriate discount rates and terminal growth rates, and other assumptions, to estimate the fair value of indefinite lived intangible assets. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results.
Indefinite-lived intangible assets were recorded as a result of acquisitions and primarily consist of tradenames. The Company values its tradenames using a relief-from-royalty approach, which assumes the value of the tradename is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the tradename and instead licensed the tradename from another company. As of May 29, 2021 and May 30, 2020, the Company completed a quantitative impairment analysis for certain of its indefinite lived intangible assets, by comparing the fair value of the tradenames to their carrying value and recognized a non-cash pre-tax tradename impairment charge of $2.1 million and $5.5 million, respectively, within impairments in its consolidated statements of operations. As of May 29, 2021, for the remaining indefinite lived intangibles assets, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these indefinite lived assets did not exceed their carrying values and concluded no such events or circumstances existed which would require an impairment test be performed. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.
Included within other assets in the accompanying consolidated balance sheets as of May 29, 2021 and February 27, 2021, respectively, are $19.8 million and $22.0 million for indefinite lived tradenames and trademarks.

12) LONG TERM DEBT
Senior Unsecured Notes
On July 17, 2014, the Company issued $300.0 million aggregate principal amount of 3.749% senior unsecured notes due August 1, 2024, $300.0 million aggregate principal amount of 4.915% senior unsecured notes due August 1, 2034 and $900.0 million aggregate principal amount of 5.165% senior unsecured notes due August 1, 2044 (collectively, the "Notes"). Interest on the Notes is payable semi-annually on February 1 and August 1 of each year.
The Notes were issued under an indenture (the "Base Indenture"), as supplemented by a first supplemental indenture (together, with the Base Indenture, the "Indenture"), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of May 29, 2021.
During the three months ended May 29, 2021, the Company purchased approximately $7.9 million aggregate principal amount of its 3.749% senior unsecured notes due August 1, 2024. The total consideration paid for the notes accepted for purchase of $8.2 million included accrued and unpaid interest up to, but not including, the early settlement date. The Company recorded a loss on extinguishment of debt of $0.3 million in its consolidated statement of operations for the three months ended May 29, 2021, including the write off of unamortized debt financing costs related to the extinguished portion of the notes accepted for purchase and reacquisition costs. During fiscal 2020, the Company purchased $75.0 million aggregate principal amount of its 4.915% senior unsecured notes due 2034 and approximately $225.0 million aggregate principal amount of its 5.165% senior unsecured notes due 2044. The total consideration paid for the notes accepted for purchase of $220.9 million included an early tender premium of $50 per $1,000 principal amount of the notes accepted for purchase, plus accrued and unpaid interest up to, but not including, the early settlement date. The Company recorded a gain on extinguishment of debt of $77.0 million in its consolidated statement of operations for the fiscal year ended February 27, 2021, including the write off of unamortized debt financing costs related to the extinguished portion of the notes accepted for purchase and reacquisition costs.
As of May 29, 2021 and February 27, 2021, unamortized deferred financing costs associated with the Company’s Notes were $4.9 million and $5.0 million, respectively, and are included in long-term debt in the Company's consolidated balance sheets.

Table of Contents`
Asset-Based Credit Agreement
On June 19, 2020, the Company entered into a secured asset-based credit agreement (the “Credit Agreement”) among the Company, certain of the Company’s U.S. and Canadian subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Agent”), and the lenders party thereto, which replaced the Company’s previous $250.0 million five year senior unsecured revolving credit facility agreement maturing November 14, 2022 ("Revolver"), as well as the Company's two prior $100.0 million uncommitted lines of credit.
The Credit Agreement provides for a secured asset-based revolving credit facility (the “ABL Facility”) with aggregate revolving commitments established at closing of $850.0 million, including a swingline subfacility and a letter of credit subfacility. The Credit Agreement has an uncommitted expansion feature which allows the Company to request, at any time following the delivery of an initial field exam and appraisal, an increase in aggregate revolving commitments under the ABL Facility or elect to enter into a first-in-last-out loan facility, collectively, in an aggregate amount of up to $375.0 million, subject to certain customary conditions. The Credit Agreement matures on June 19, 2023. The proceeds advanced under the Credit Agreement were used to refinance $236.4 million in borrowings outstanding under the Revolver. These borrowings were fully repaid in August 2020. As of May 29, 2021, the Company had no loans outstanding under the ABL Facility, but had outstanding letters of credit of $146.2 million.
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
The Credit Agreement contains a mandatory prepayment provision which provides that if at any time (i) the aggregate amount of unrestricted cash and cash equivalents of the Company and its consolidated subsidiaries would exceed $100.0 million and (ii) the aggregate principal amount of all loans (other than incremental first-in-last-out loans borrowed under the expansion feature of the Credit Agreement) exceeds $600.0 million, then the borrowers must repay outstanding obligations under the Credit Agreement in an aggregate amount equal to the amount in excess of $600.0 million.
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
The Credit Agreement contains customary representations and warranties, events of default and financial, affirmative and negative covenants for facilities of this type, including but not limited to a springing financial covenant relating to a fixed charge coverage ratio, which will become effective if availability under the ABL Facility falls below a specified threshold, and restrictions on indebtedness, liens, investments and acquisitions, asset dispositions, restricted payments (including dividends and share repurchases) and prepayment of certain indebtedness. The Company was in compliance with all covenants related to the Credit Agreement as of May 29, 2021.
As of May 29, 2021 and February 27, 2021, deferred financing costs associated with the Company's revolving credit facilities were $5.4 million and $6.1 million, respectively, and were recorded in other assets in the Company's consolidated balance sheets.
The Company amortizes deferred financing costs for the Notes and the ABL Facility over their respective terms and such amortization is included in interest expense, net in the consolidated statements of operations. Interest expense related to the Notes and the revolving credit facilities, including the commitment fee and the amortization of deferred financing costs, was approximately $16.4 million and $18.2 million, respectively for the three months ended May 29, 2021 and May 30, 2020.

Table of Contents`
13) SHAREHOLDERS' EQUITY

The Company has authorization to make repurchases of shares of the Company’s common stock from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.
Between December 2004 and April 2021, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of up to $12.950 billion of the Company’s shares of common stock. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock, restricted stock units and performance stock unit awards. Since the initial authorization in December 2004, the aggregate total of common stock repurchased is approximately 239.1 million shares for a total cost of approximately $11.2 billion. The Company had approximately $1.7 billion remaining of authorized share repurchases as of May 29, 2021.
Decisions regarding share repurchases are within the discretion of the Board of Directors, and are influenced by a number of factors, including the price of the Company's common stock, general business and economic conditions, the Company's financial condition and operating results, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. The Company's share repurchase program could change, and could be influenced by several factors, including business and market conditions, such as the impact of the COVID-19 pandemic. The Company reviews its alternatives with respect to its capital structure on an ongoing basis. Any future share repurchases will be subject to the determination of the Board of Directors, based on an evaluation of the Company's earnings, financial condition and requirements, business conditions and other factors, including the restrictions on share repurchases under the secured asset-based revolving credit facility (see “Long Term Debt,” Note 12).
In the first quarter of fiscal 2020, the Company had postponed share repurchases, but lifted this postponement in October 2020. In October 2020, the Company entered into an accelerated share repurchase agreement with JPMorgan Chase Bank, National Association to repurchase $225.0 million of its common stock, subject to market conditions, which settled in the fourth quarter of fiscal 2020, resulting in the repurchase of a total of 10.8 million shares. In January 2021, the Company entered into a second accelerated share repurchase agreement to repurchase an aggregate $150.0 million of its common stock, subject to market conditions. This resulted in the repurchase of 5.0 million shares in the fourth quarter of fiscal 2020, and an additional 0.2 million shares received upon final settlement in the first quarter of fiscal 2021.
During the three months ended May 29, 2021, the Company repurchased approximately 4.9 million shares at a total cost of approximately $130.4 million, including fees. Additionally, during the three months ended May 29, 2021 and May 30, 2020, the Company repurchased approximately 0.3 million and 0.5 million shares, respectively, of its common stock, to cover employee related taxes withheld on vested restricted stock, restricted stock unit awards and performance stock unit awards, at a total cost of approximately $8.3 million and $2.5 million, respectively.
During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. During the three months ended May 29, 2021 and May 30, 2020, total cash dividends of $0.6 million and $21.2 million were paid, respectively. In March 2020, the Company suspended its future quarterly declarations of cash dividends as a result of the COVID-19 pandemic. Any future quarterly cash dividend payments on its common stock will be subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors, including the restrictions on the payment of dividends contained in the Credit Agreement (See “Long Term Debt,” Note 12).
Cash dividends, if any, are accrued as a liability on the Company’s consolidated balance sheets and recorded as a decrease to retained earnings when declared.

14) STOCK-BASED COMPENSATION

The Company measures all stock-based compensation awards for employees and non-employee directors using a fair value method and records such expense, net of estimated forfeitures, in its consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards, restricted stock units and performance stock units. The Company’s restricted stock awards are considered nonvested share awards.

Stock-based compensation expense for the three months ended May 29, 2021 was approximately $7.9 million ($4.6 million after tax or $0.04 per diluted share). Stock-based compensation expense for the three months ended May 30, 2020 was approximately $7.7 million ($4.9 million after tax or $0.04 per diluted share). In addition, the amount of stock-based compensation cost capitalized for the three months ended May 29, 2021 and May 30, 2020 was approximately $0.3 million and $0.2 million, respectively.

Table of Contents`
Incentive Compensation Plans

The Company may grant awards under the Bed Bath & Beyond 2018 Incentive Compensation Plan (the “2018 Plan”) and the Bed Bath & Beyond 2012 Incentive Compensation Plan (the "2012 Plan"). The 2018 Plan includes an aggregate of 4.6 million shares of common stock authorized for issuance of awards permitted under the 2018 Plan, including stock options, stock appreciation rights, restricted stock awards, performance awards and other stock-based awards. The 2018 Plan supplements the 2012 Plan, which amended and restated the Bed Bath & Beyond 2004 Incentive Compensation Plan (the “2004 Plan”). The 2012 Plan includes an aggregate of 43.2 million common shares authorized for issuance of awards permitted under the 2012 Plan (similar to the 2018 Plan). Outstanding awards that were covered by the 2004 Plan continue to be in effect under the 2012 Plan.

The terms of the 2012 Plan and the 2018 Plan are substantially similar and enable the Company to offer incentive compensation through stock options (whether nonqualified stock options or incentive stock options), restricted stock awards, stock appreciation rights, performance awards and other stock-based awards, and cash-based awards. Grants are determined by the Compensation Committee of the Board of Directors of the Company for those awards granted to executive officers and by the Board of Directors of the Company for awards granted to non-employee directors. Restricted stock awards generally become vested in five to seven equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Restricted stock units generally become vested in one to three equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Performance stock units generally vest at the end of the performance period dependent on the Company’s achievement of performance-based tests and subject, in general, to the executive remaining in the Company’s service on specified vesting dates.

The Company generally issues new shares for restricted stock awards and vesting of restricted stock units and performance stock units. The 2018 Plan expires in May 2028. The 2012 Plan expires in May 2022.

As described in further detail below, in fiscal 2020, the Company granted stock-based awards to certain of the Company’s new executive officers as inducements material to their commencement of employment and entry into an employment agreement with the Company. The inducement awards were made in accordance with Nasdaq Listing Rule 5635(c)(4) and were not made under the 2012 Plan or the 2018 Plan.

Restricted Stock Awards

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five to seven equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock is based solely on time vesting. As of May 29, 2021, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock awards was $16.2 million, which is expected to be recognized over a weighted average period of 2.7 years.

Changes in the Company’s restricted stock for the three months ended May 29, 2021 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock awards, beginning of period	935	$34.34
Granted	—	—
Vested	(222)	42.43
Forfeited	(92)	28.31
Unvested restricted stock awards, end of period	621	$32.27
Restricted Stock Units ("RSUs")
RSUs are issued and measured at fair market value on the date of grant and generally become vested in one to three equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. RSUs are converted into shares of common stock upon vesting. As of May 29, 2021, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was $42.8 million, which is expected to be recognized over a weighted average period of 2.6 years.

Table of Contents`
Changes in the Company’s RSUs for the three months ended May 29, 2021 were as follows:

(Shares in thousands)	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units, beginning of period	2,270	$14.04
Granted	881	25.59
Vested	(142)	8.68
Forfeited	(117)	23.18
Unvested restricted stock units, end of period	2,892	$17.46
Performance Stock Units ("PSUs")
PSUs are issued and measured at fair market value on the date of grant using the following performance periods and performance metrics. The performance metrics generally include one or more of Earnings Before Interest and Taxes ("EBIT"), Total Shareholder Return ("TSR"), Return on Invested Capital ("ROIC") or Gross Margin Percentage ("GM") compared with the Company's peer groups as determined by the Compensation Committee of the Company's Board of Directors.

Fiscal Year	Performance Period	Performance Metrics	Target Achievement Range (%)
2019	3 years	TSR and EBIT	0% - 150%
2020	3 years	TSR	0% - 150%
2021	3 years	TSR and GM	0% - 200%
For the PSUs granted in fiscal 2018, the three year performance-based tests based on a combination of EBIT margin and ROIC were not met in the first quarter of fiscal 2021 and therefore, there was no payment of these awards following vesting.
Vesting of PSUs awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test from the date of grant, during the performance period and, assuming achievement of the performance-based test, vest at the end of the performance period noted above, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the Company’s estimate of the percentage of the award that will be achieved. The Company evaluates the estimate on these awards on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of May 29, 2021, there was $22.5 million of unrecognized compensation expense associated with these awards, which is expected to be recognized over a weighted average period of 2.8 years.
The fair value of the PSUs granted in fiscal 2021 for which performance during the three-year period will be based on a relative three-year Total Shareholder Return ("TSR") goal relative to a peer group was estimated on the date of the grant using a Monte Carlo simulation that uses the assumptions noted in the following table.

Three Months Ended
Monte Carlo Simulation Assumptions	May 29, 2021
Risk Free Interest Rate	0.28%
Expected Dividend Yield	—%
Expected Volatility	52.20%
Expected Term	3 years

Table of Contents`
Changes in the Company’s PSUs for the three months ended May 29, 2021 were as follows:

(Shares in thousands)	Number of Performance Stock Units	Weighted Average Grant-Date Fair Value
Unvested performance stock units, beginning of period	1,475	$14.36
Granted	597	29.06
Vested	—	—
Forfeited or performance condition adjustments	(720)	17.05
Unvested performance stock units, end of period	1,352	$19.38

Inducement Awards

In fiscal 2020 and 2019, the Company granted stock-based awards to certain of the Company’s new executive officers as inducements material to their commencement of employment and entry into an employment agreement with the Company. These inducement awards were approved by the Compensation Committee of the Board of Directors of the Company and did not require shareholder approval in accordance with Nasdaq Listing Rule 5635(c)(4). The Company did not grant any such awards in fiscal 2021.

RSUs granted as inducement awards are issued and measured at fair market value on the date of grant and generally become vested in one to three equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Changes in the RSUs granted as inducement awards for the three months ended May 29, 2021 were as follows:

(Shares in thousands)	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units, beginning of period	949	$7.36
Granted	—	—
Vested	(405)	8.72
Forfeited	—	—
Unvested restricted stock units, end of period	544	$6.32

On November 4, 2019, in connection with the appointment of the Company’s President and Chief Executive Officer, the Company also granted inducement awards consisting of 273,735 PSU awards, which are not included above. The PSUs will vest, if at all, on November 4, 2021, based on performance goals requiring the President and CEO to prepare and deliver to the Board of Directors key objectives and goals for the Company and the strategies and initiatives for the achievement of such objectives and goals, and the President and CEO's provision of updates to the Board of Directors regarding achievement of such goals and objectives, and subject, in general, to the President and CEO remaining in the Company’s service through the vesting date.

Other than with respect to the vesting schedule described above, these inducement awards are generally subject to substantially the same terms and conditions as awards that are made under the 2018 Plan. As of May 29, 2021, unrecognized compensation expense related to the unvested portion of the RSU and PSU inducement awards was $3.4 million and $0.8 million, respectively, which is expected to be recognized over a weighted average period of 2.0 years and 0.4 years, respectively. Each inducement award recipient must hold at least fifty percent (50%) of the after-tax shares of common stock received pursuant to the inducement awards until they have satisfied the terms of the Company’s stock ownership guidelines.

15) EARNINGS PER SHARE

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
Stock-based awards for the three months ended May 29, 2021 and May 30, 2020 of approximately 3.3 million and 2.2 million shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

Table of Contents`
16) SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of $1.4 million and $0.4 million in the first three months of fiscal 2021 and 2020, respectively. In addition, the Company made interest payments of approximately $3.0 million and $2.3 million in the first three months of fiscal 2021 and 2020, respectively.
The Company recorded an accrual for capital expenditures of $49.7 million and $25.4 million as of May 29, 2021 and May 30, 2020, respectively. The Company's accrual for dividends payable was $1.3 million and $5.2 million, respectively, as of May 29, 2021 and May 30, 2020.

17) RESTRUCTURING AND TRANSFORMATION INITIATIVE EXPENSES
Fiscal 2021 Restructuring Charges
The Company recorded $81.0 million in its consolidated statements of operations for the three months ended May 29, 2021 for costs associated with restructuring and other transformation initiatives, of which approximately $47.3 million is included in cost of sales and was related to the Company’s initiative to introduce certain new proprietary Owned Brand merchandise. In connection with the launch of certain Owned Brands, the Company recorded this cost of sales adjustment to reduce inventory that will be removed from the product assortment as part of these introductions to its estimated realizable value. In addition to this charge, approximately $33.7 million is included in restructuring and transformation initiative expenses in the consolidated statements of operations and related to the following:
•Store Closures. During the first quarter of fiscal 2021, the Company had store closing activities for 16 Bed Bath & Beyond stores as part of its store network optimization program which commenced in 2020 and includes the planned closure of approximately 200 mostly Bed Bath & Beyond stores by the end of fiscal 2021. In fiscal 2020, the Company closed 144 stores and expects to close an additional 40 stores by the end of fiscal 2021 (not including the 16 store closures in the first quarter of 2021). For the three months ended May 29, 2021, the Company recorded costs associated with planned store closures for which the store closing process has commenced of approximately $18.8 million, consisting of lease-related and other costs. At this point, the Company is unable to estimate the amount or range of amounts expected to be incurred in connection with future store closures.
•Other transformation initiatives. $14.9 million related to other transformation initiatives, including technology transformation and business strategy and operating model transformation programs across core functions including merchandising, supply chain and finance.
Fiscal 2020 Restructuring Charges
The Company recorded $149.3 million in cost of sales and restructuring and transformation initiative expenses in its consolidated statements of operations for fiscal 2020 for costs associated with its planned store closures as part of the network optimization plan for which the store closure process has commenced, workforce reduction and other transformation initiatives. No such costs were recorded in the three months ended May 30, 2020.

18) ASSETS HELD FOR SALE AND DIVESTITURES
Assets Held for Sale
The Company has included businesses classified as held for sale within its continuing operations as their dispositions do not represent a strategic shift that will have a major effect on the Company’s operations and financial results.
At May 30, 2020, certain assets and liabilities of Personalization Mall.com ("PMall") and One Kings Lane ("OKL") were classified as held for sale on the Company's consolidated balance sheet. PMall and OKL were sold during fiscal 2020, as further described below.
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

Table of Contents`
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
During the three months ended May 29, 2021, the Company recognized approximately $4.0 million of loss on the sale of businesses, associated with certain working capital and other adjustments related to the above divestitures.

19) COMMITMENTS & CONTINGENCIES

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

Table of Contents`
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

On June 11, 2021, a third related derivative action was filed on behalf of the Company against certain present and former directors and officers. This Complaint is entitled Michael Anthony v Mark Tritton et. al., Index No. 514167/2021 and was filed in the Supreme Court of the State of New York, Kings County. The claims are essentially the same as in the other two derivative actions. The Company is seeking a consensual stay of this case.

At this time, the Company is unable to estimate any potential losses that may be incurred and has not recorded a liability for the above matters.

The District Attorney's office for the County of Ventura, together with District Attorneys for other counties in California (together, the “District Attorneys"), recently concluded an investigation regarding the management and disposal at the Company’s stores in California of certain materials that may be deemed hazardous or universal waste under California law. On March 19, 2019, the District Attorneys provided the Company with a settlement demand that included a proposed civil penalty, reimbursement of investigation costs, and certain injunctive relief, including modifications to the Company’s existing compliance program, which already includes associate training, on-going review of disposal rules applicable to various product categories, and specialized third-party disposal. During fiscal 2020, the Company and the District Attorneys agreed to final terms on a settlement payment of approximately $1.5 million to resolve the matter, which was made in the fourth quarter of fiscal 2020. The Company has also agreed to spend $171,000 over a 36 months period on refinements to its compliance program.  The Company and District Attorneys executed a Stipulated Judgment to this effect, which was recently filed with the court.

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

Table of Contents`
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

Table of Contents`
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the "Company", "we", "our", "us", "ourselves") is an omnichannel retailer that makes it easy for our customers to feel at home. We sell a wide assortment of merchandise in the Home, Baby, Beauty & Wellness markets and operate under the names Bed Bath & Beyond ("BBB"), Harmon, Harmon Face Values, or Face Values (collectively, "Harmon"), and buybuy BABY ("BABY"). We also operate Decorist, an online interior design platform that provides personalized home design services. In addition, we are a partner in a joint venture, which operates retail stores in Mexico under the name Bed Bath & Beyond.

For fiscal 2021, we accounted for our operations as one operating segment, North American Retail. For fiscal 2020 until the divestiture of Linen Holdings in October 2020, we accounted for our operations as two operating segments: North American Retail and Institutional Sales (which is comprised of Linen Holdings), which did not meet the quantitative thresholds under U.S. generally accepted accounting principles and, therefore, was not a reportable segment.

We are driving a digital-first, omni-always growth strategy and optimizing our digital and physical store channels to provide our customers with a seamless omni-channel shopping experience. Digital purchases, including web and mobile, can be shipped to a customer from our distribution facilities, directly from vendors, or from a store. Store purchases are primarily fulfilled from that store's inventory or may also be shipped to a customer from one of our distribution facilities, from a vendor, or from another store. Customers can also choose to pick up orders using our Buy Online Pickup In Store ("BOPIS") and contactless Curbside Pickup services, as well as return online purchases to a store. Customers can also make purchases through one of our customer contact centers and in-store through The Beyond Store, our proprietary web-based platform. These capabilities allow us to better serve our customers across various channels.

Across our banners, we carry a wide variety of domestics and home furnishings merchandise. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products.

Business Transformation and Restructuring

Since 2019, we have undertaken significant changes to transform our business and adapt to the dynamic retail environment and the evolving needs of our customers in order to position ourselves for long-term success. As part of these changes, our management team, led by President and Chief Executive Officer (CEO) Mark Tritton who was appointed in November 2019, has been focused on driving an omni-always, customer-inspired strategy to re-establish our authority in the Home, Baby, Beauty & Wellness markets. We have created a more focused portfolio through the divestiture of non-core assets and further strengthened our financial flexibility through key actions such as corporate restructurings and operating expense control to re-set our cost structure and support our ongoing business transformation.

We are implementing a growth strategy that will harness the power of data and insights to engage customers across our four core banners (BBB, BABY, Harmon and Decorist) in an enterprise-wide plan to accelerate our omnichannel transformation. Our strategy is underpinned by five key pillars of strategic focus and investment: product, price, promise, place and people. Through this approach, we are becoming a digital-first, customer-focused omnichannel retailer with a more curated, inspirational and differentiated product collection across categories, and creating a more convenient and inspirational shopping experience.

Additionally, in March 2021, we announced our plan to introduce at least eight new Owned Brands during fiscal year 2021, of which six Owned Brands will be launched sequentially in the first six months of fiscal 2021. The assortment will include thousands of new products across our key Destination Categories of Bed, Bath, Kitchen Food Prep, Home Organization, and Indoor Decor. During the first quarter of fiscal 2021, we launched the Owned Brands of Nestwell, Haven and Simply Essential and Our Table and Wild Sage were launched in June 2021, subsequent to the end of the first quarter of fiscal 2021. Additionally, in June 2021, we announced that Squared Away would be launched in July 2021.

We will continue to build on this strong foundation as we execute our three-year growth strategy to further elevate the shopping experience, modernize our operations and unlock strong and sustainable shareholder value.

Table of Contents`
As part of our business transformation plan, we are also pursuing a comprehensive cost restructuring program, to drive improved financial performance over the next two-to-three years. We expect to reinvest a portion of the expected cost savings into future growth initiatives. Key components of the expected financial improvement include:

•Approximately $100 million in annual savings from our previously disclosed store network optimization project which includes the planned closure of approximately 200 mostly BBB stores by the end of fiscal 2021. During the three months ended May 29, 2021, we closed 16 stores (bringing the total store closures to 160 since the project's inception) and expect to close an additional 40 BBB stores by the end of fiscal 2021 (not including the 16 stores closed in the first quarter of fiscal 2021). We continue to believe that our physical store channel is an asset for our transformation into a digital-first company, especially with new omni-fulfillment capabilities in BOPIS, Curbside Pickup, Same Day Delivery and fulfill-from-store.

•Approximately $200 million in annual savings from product sourcing, through renegotiations with existing vendors.

•Approximately $100 to $150 million in annual selling, general and administrative expense savings from continued optimization of our corporate overhead cost structure and reductions in other discretionary expense. During the second quarter of fiscal 2020, we implemented a workforce reduction of approximately 2,800 roles from across our corporate headquarters and retail stores, designed to further reduce layers at the corporate level, significantly reposition field operations to better serve customers in a digital-first environment and realign our technology, supply chain and merchandising teams to support our strategic growth initiatives.

In connection with the above restructuring and transformation initiatives, during the three months ended May 29, 2021, we recorded total expense of $81.0 million, including $47.3 million within cost of sales associated with the transition of product assortment to Owned Brands and $33.7 million within restructuring and transformation initiative expenses for costs associated with our planned store closures as part of the network optimization plan and other transformation initiatives. At this point, we are unable to estimate the amount or range of amounts expected to be incurred in connection with future restructuring and transformation initiatives, including further Owned Brand introductions and further store closures, and will provide such estimates as they become available.

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

During the three months ended May 29, 2021, we recognized approximately $4.0 million of loss on the sale of businesses, associated with certain working capital and other adjustments related to the above divestitures.

The net proceeds from these transactions have been included in the Company's cash and short-term investments and were reinvested in our core business operations to drive growth, fund share repurchases and reduce our outstanding debt.

Table of Contents`
Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. That same month, as a result of the COVID-19 pandemic, the Company began to temporarily close certain store locations that did not have a health and personal care department, and as of March 23, 2020, all of the Company's retail stores across the U.S. and Canada were temporarily closed except for most stand-alone buybuy BABY and Harmon stores, subject to state and local regulations. In May 2020, the Company announced a phased approach to re-open its stores in compliance with relevant government directives, and as of the end of July 2020, nearly all of its stores re-opened and remained open through the first quarter of 2021; however, a limited number of stores either closed temporarily or continued to operate under restrictions based on local governmental orders.

In the first quarter of 2020, the Company initiated actions to strengthen its financial position and liquidity, including, among other actions: (i) renegotiating payment terms for goods, services and rent, managing to lower inventory levels, and reducing discretionary spending such as business travel, advertising and expenses associated with the maintenance of stores that were temporarily closed; (ii) deferring other previously planned capital expenditures; (iii) suspending dividends; and (iv) prioritizing spending on essential capital expenditures to drive strategic growth plans, including investments in digital, Buy Online Pick Up In Store ("BOPIS") and contactless Curbside Pickup services. The Company had also suspended its plans for debt reduction and postponed share repurchases, but lifted the debt repurchase suspension in August 2020 and the postponement of share repurchases in October 2020.

Similar to other retailers, we have also withheld portions of and/or delayed payments to certain of our business partners as we negotiate revisions to our payment terms, in order to further maintain liquidity given the temporary store closures (see "Leases," Note 9 to the accompanying consolidated financial statements).

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the United States, which provided for certain changes to tax laws, which impacted the Company’s results of operations, financial position and cash flows. The Company implemented certain provisions of the CARES Act, such as deferring employer payroll taxes and utilizing the ability to carry back and deduct losses to offset prior income in previously filed tax returns. As of May 29, 2021 and February 27, 2021, the Company has deferred $3.1 million in each period, of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. During the three months ended May 29, 2021 and May 30, 2020, under the CARES Act, the Company recorded income tax benefits of approximately $15.6 million benefit and $43.0 million, respectively, as a result of the fiscal 2020 and fiscal 2019 net operating losses that can now be carried back to prior years during which the federal tax rate was 35%. In addition, during the three months ended May 29, 2021 and May 30, 2020, the Company recorded credits of approximately $2.4 million and $22.9 million, respectively, as an offset to selling, general and administrative expenses as a result of the employee retention credits made available under the CARES Act for U.S. employees and under the Canada Emergency Wage Subsidy for Canadian employees.

The COVID-19 pandemic materially adversely impacted the Company’s results of operations and cash flows for the first three months of fiscal 2020. Numerous uncertainties continue to surround the pandemic and its ultimate impact on the Company. Further discussion of the risks and uncertainties posed by the COVID-19 pandemic are disclosed in “Risk Factors” under Part I, Item 1A of the Company’s 2020 Form 10-K.

Summary of Financial Performance

The following represents an overview of our financial performance for the periods indicated:

•Net sales for the three months ended May 29, 2021 were $1.954 billion, an increase of approximately 49.4% as compared with the three months ended May 30, 2020. Excluding the impact of the business divestitures described above, which represented $179.1 million in net sales in the three months ended May 30, 2020, net sales for our four core banners increased by 73%. The growth in net sales also includes an offsetting negative effect of the planned closure of certain stores in connection with our store network optimization project.
•Net sales consummated through digital channels represented approximately 38% of our sales for the three months ended May 29, 2021 compared with approximately two thirds of our sales for the three months ended May 30, 2020.

Table of Contents`
▪As noted above, the majority of our stores was closed beginning March 23, 2020, except for most stand-alone BABY and Harmon stores, which remained open during such period, subject to state and local regulations. Nearly all stores reopened as of July 2020. As a result of the extended closure of the majority of the our stores due to the COVID-19 pandemic and our policy of excluding extended store closures from our comparable sales calculation, we believe that comparable sales was not a meaningful metric for the first quarter of fiscal 2020 and, therefore, are not a meaningful metric for comparing the three months ended May 29, 2021 and May 30, 2020.
•Gross profit for the three months ended May 29, 2021 was $633.7 million, or 32.4% of net sales, compared with $348.5 million, or 26.7% of net sales, for the three months ended May 30, 2020. Gross profit for the three months ended May 29, 2021 also includes the impact of approximately $47.3 million, or 2.4% of net sales, in charges to reduce inventory that will be removed from the product assortment as part of the introduction of Owned Brand products to its estimated realizable value.
•SG&A for the three months ended May 29, 2021 was $658.8 million, or 33.7% of net sales, compared with $724.2 million, or 55.4% of net sales, for the three months ended May 30, 2020.
•Restructuring and transformation initiative expenses during the three months ended May 29, 2021 were $33.7 million, primarily related to costs recorded in connection with the store network optimization program described above, as well as costs associated with other transformation initiatives.
•Interest expense, net for the three months ended May 29, 2021 was $16.0 million, compared with $17.2 million for the three months ended May 30, 2020.
•The effective tax rate for the three months ended May 29, 2021 was 42.3%, compared with 36.8% for the three months ended May 30, 2020. The tax rate for both periods reflects the impact of charges for impairments and restructuring and transformation initiatives as well as the impact of the provisions of the CARES Act.
•As a result of the above, net loss for the three months ended May 29, 2021 was $50.9 million, or $0.48 per diluted share, as compared with net loss of $302.3 million, or $2.44 per diluted share, for the three months ended May 30, 2020.

•Capital expenditures for the three months ended May 29, 2021 and May 30, 2020 were $73.5 million and $42.4 million, respectively. In the first three months of fiscal 2021, capital expenditures related to pre-planned technology projects, including inventory and warehouse management capabilities such as advanced allocation logic and replenishment strategies, as well as investments in renovations of existing stores.

•During the three months ended May 29, 2021, we did not open any new stores and we closed 16 stores. As part of our transformation initiative, we are executing against our store network optimization program to close approximately 200 mostly BBB locations by the end of fiscal 2021 and of which 144 were closed in fiscal 2020. We have approximately 90 store leases that are up for renewal in the remainder of 2021, which provide the opportunity to evaluate additional store closures and relocations. Some portion of these stores will be included in our store network optimization program discussed above.

•During the three months ended May 29, 2021 and May 30, 2020, we repurchased approximately 5.0 million and 0.5 million shares, respectively, of our common stock, at a total cost of approximately $130.4 million and $2.5 million, respectively. Additionally, in the first quarter of fiscal 2021, we also received 0.2 million shares in a final settlement of an accelerated share repurchase program entered into in January 2021.

Table of Contents`
Results of Operations
Net Sales
Net sales for the three months ended May 29, 2021 were $1.954 billion, an increase of $646.4 million, or approximately 49.4%, compared to net sales of $1.307 billion for the corresponding three months last year. Excluding the business divestitures described above, which represented $179.1 million in net sales in the three months ended May 30, 2020, net sales for our four core banners increased by 73%. The growth in net sales also includes an offsetting negative effect of the plan closure of certain stores in connection with our store network optimization project. In addition, beginning March 23, 2020, of the majority of the Company’s stores due to the COVID-19 pandemic, except for most stand-alone BABY and Harmon stores, which remained open during such period, subject to state and local regulations. Nearly all of the Company's stores reopened as of July 2020 and remained opened through the first quarter of fiscal 2021; however, a limited number of stores either closed temporarily or continued to operate under restrictions based on local governmental orders.
Net sales consummated through digital channels represented approximately 38.0% of our sales for the three months ended May 29, 2021 compared with approximately two thirds of our sales for the three months ended May 30, 2020.
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
As a result of the extended closure of the majority of our stores in the first quarter of fiscal 2020 due to the COVID-19 pandemic and our policy of excluding extended store closures from our comparable sales calculation, we believe that comparable sales* was not a meaningful metric for the first quarter of fiscal 2020 and, therefore, are not a meaningful metric for the three months ended May 29, 2021 and May 30, 2020.
* Comparable sales normally includes sales consummated through all retail channels that have been operating for twelve full months following the opening period (typically four to six weeks), excluding the impact of store network optimization program. We are an omnichannel retailer with capabilities that allow a customer to use more than one channel when making a purchase, including in-store, online, with a mobile device or through a customer contact center, and have it fulfilled, in most cases, either through in-store customer pickup or by direct shipment to the customer from one of our distribution facilities, stores or vendors.
Sales of domestics merchandise and home furnishings accounted for approximately 37.9% and 62.1% of net sales, respectively, for the three months ended May 29, 2021, and approximately 30.6% and 69.4% of net sales, respectively, for the three months ended May 30, 2020.
Gross Profit
Gross profit for the three months ended May 29, 2021 was $633.7 million, or 32.4% of net sales, compared with $348.5 million, or 26.7% of net sales, for the three months ended May 30, 2020. The increase in gross profit margin as a percentage of net sales for the three months ended May 29, 2021 was primarily attributable to: (i) the effect of channel mix (a higher percentage of digital sales in 2020) largely due to the impact of COVID-related store closures on net sales in 2020; (ii) improved leverage of a lower cost base for store fulfillment costs, also impacted by COVID-related store closures in 2020; as well as (iii) improved product mix, including a shift to Owned Brand merchandise. Gross profit for the three months ended May 29, 2021 also includes the impact of approximately $47.3 million in charges to reduce inventory that will be removed from the product assortment as part of the introduction of Owned Brand products to its estimated realizable value.
Selling, General and Administrative Expenses
SG&A for the three months ended May 29, 2021 was $658.8 million, or 33.7% of net sales, compared with $724.2 million, or 55.4% of net sales, for the three months ended May 30, 2020. The decrease in SG&A as a percentage of net sales was primarily attributable to reductions in fixed costs such as rent and occupancy and depreciation, due to both banner divestitures and our store network optimization program. Additionally, there was a reduction in payroll expenses as a percentage of sales, primarily attributable to the COVID-related closure of stores during fiscal 2020 and the favorable impact of cost reduction initiatives.
Impairments
Impairments for the three months ended May 29, 2021, were $9.1 million, compared with $85.3 million during the comparable period last year. Impairment charges for the three months ended May 29, 2021 and May 30, 2020 included $7.0 million and $80.4 million, respectively, relating to certain store-level assets (including leasehold improvements and operating lease assets) and tradename impairments of $2.1 million and $5.5 million, respectively.

Table of Contents`
Restructuring and Transformation Initiative Expenses
During the three months ended May 29, 2021, we recorded charges of $33.7 million in connection with our restructuring and transformation initiatives, primarily related to costs recorded in connection with the store network optimization program described above as well as costs associated with other transformation initiatives (see “Restructuring and Transformation Initiative Expenses,” Note 17 to the accompanying consolidated financial statements).
Loss on Sale of Business
During the three months ended May 29, 2021, we recognized approximately $4.0 million of loss on the sale of businesses, associated with certain working capital and other adjustments related to the fiscal 2020 divestitures. We did not incur a gain or loss on sale of business for the three months ended May 30, 2020.
Operating Loss

For the three months ended May 29, 2021, operating loss was $71.9 million, or 3.7% of net sales, compared with an operating loss of $460.9 million, or 35.3% of net sales for the three months ended May 30, 2020. Operating loss for the three months ended May 29, 2021 included the impact of pre-tax charges of $81.0 million associated with restructuring and other transformation initiatives, $9.1 million for non-cash impairments, $4.0 million for loss on sale of business and $0.3 million for losses on debt extinguishments (each as discussed above or below). Operating loss for the three months ended May 30, 2020 includes the impact of pre-tax charges of $85.3 million for non-cash impairments and $0.9 million of restructuring and other transformation initiatives. The remaining change in operating loss as a percentage of net sales for the three months ended May 29, 2021 was primarily due to the effect of store closures in the first quarter of fiscal 2020.
Interest Expense, net
Interest expense, net for the three months ended May 29, 2021 was $16.0 million as compared to $17.2 million for the three months ended May 30, 2020. For the three months ended May 29, 2021 the decrease in interest expense, net was primarily driven by decreased interest costs attributable to our revolving credit facilities and the impact of the repurchase of a portion of our senior unsecured notes in 2020.

Loss on Extinguishment of Debt
Loss on extinguishment of debt for the three months ended May 29, 2021 of $0.3 million related to partial repayment of senior unsecured notes.
Income Taxes
The effective tax rate for the three months ended May 29, 2021 was 42.3%, compared with 36.8% for the three months ended May 30, 2020. For the three months ended May 29, 2021, the effective tax rate reflects the impact of charges for restructuring and transformation initiatives as well as a benefit of $15.6 million resulting from an adjustment to the estimated net operating loss incurred in fiscal 2020 which will be carried back, under the provisions of the CARES Act, to a year in which the tax rate was 35%. For the three months ended May 30, 2020, the effective tax rate included the impact of impairment charges for leasehold improvements and lease assets, a $43.0 million benefit related to fiscal 2019 net operating loss carry-back under the CARES Act, and other discrete tax items.
Potential volatility in the effective tax rate from year to year may occur as we are required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.
Net Loss
As a result of the factors described above, net loss for the three months ended May 29, 2021 was $50.9 million, or $0.48 per diluted share, compared with net loss of $302.3 million, or $2.44 per diluted share for the three months ended May 30, 2020. Net loss for the three months ended May 29, 2021 included an impact of $0.52 per diluted share associated with restructuring and other transformation initiatives, non-cash impairments, loss of sale of business, loss on debt extinguishment (each as discussed above), as well as the associated tax effects. Net loss for the three months ended May 30, 2020 included an impact of $0.48 per diluted share associated with non-cash impairments and restructuring and other transformation initiatives (each as discussed above), as well as the associated tax effects.

Table of Contents`
Liquidity and Capital Resources

We ended the first quarter of fiscal 2021 in a solid cash position, which we anticipate maintaining, to provide us the flexibility to fund our ongoing initiatives and act upon other opportunities that may arise. As of May 29, 2021, we had approximately $1.1 billion in cash and investment securities, a decrease of approximately $225.8 million compared with February 27, 2021. We believe that we can continue to finance our operations through existing and internally generated funds for the next twelve months. In addition, if necessary, we have the ability to borrow under our ABL Facility, subject to customary conditions, including no default, the accuracy of representations and warranties, and borrowing base availability. The ABL Facility contains an anti-cash hoarding provision which limits the availability of loans under the credit facility to $600 million (plus the amount of any incremental first-in-last-out loans) if, after giving effect to any borrowing and the application of proceeds thereof, we have greater than $100 million in unrestricted cash or cash equivalents in the aggregate as of the date of such borrowing. The ABL Facility matures on June 19, 2023 and provides us with additional liquidity. Our ability to borrow under the ABL Facility is based upon a specified borrowing base consisting of a percentage of our eligible inventory and credit card receivables as defined in the ABL Facility, net of applicable reserves (See “Long Term Debt,” Note 12 to the accompanying consolidated financial statements).

In fiscal 2020, similar to other retailers, we withheld portions of and/or delayed payments to certain of our business partners as we sought to renegotiate payment terms, in order to further maintain liquidity during 2020. In some instances, the renegotiations of lease terms have led to agreements with landlords for rent abatements or rental deferrals. Total payments withheld and/or delayed or deferred as of May 29, 2021 were approximately $5.5 million and are included in current liabilities. During the three months ended May 29, 2021, we recognized reduced rent expense of $1.3 million related to rent abatement concessions. Additional negotiations of payment terms are still in process, and there can be no assurance that we will be able to successfully renegotiate payment terms with all such business partners, and the ultimate outcome of these activities including the responses of certain business partners are not yet known. We are also executing on our business transformation program, which is designed to improve our profitability and includes the planned closure of 200 mostly Bed Bath & Beyond stores under our store network optimization program and the introduction of new Owned Brand products in a number of categories.

Capital Expenditures

Capital expenditures for fiscal 2021 are projected to be approximately $400 million related to digital and omni-channel capabilities, store remodels and investments in technology across a number of areas including supply chain, merchandising, and finance. In addition, we review our alternatives with respect to our capital structure on an ongoing basis. Our liquidity may continue to be negatively impacted by the uncertainty regarding the spread of COVID-19 and the timing of economic recovery.

We continue to review and prioritize our capital needs and remain committed to making the required investments in our infrastructure to help position us for continued growth and success. Key areas of investment include: continuing to improve the presentation and content as well as the functionality, general search and navigation across our customer facing digital channels; improving customer data integration and customer relations management capabilities; continuing to enhance service offerings to our customers; continuing to strengthen and deepen our information technology, analytics, marketing, e-commerce, merchandising and finance capabilities; and creating more flexible fulfillment options designed to improve our delivery capabilities and lower our shipping costs. These and other investments are expected to, among other things, provide a seamless and compelling customer experience across our omnichannel retail platform.

Stock Repurchases

During the three months ended May 29, 2021 and May 30, 2020, we repurchased approximately 5.2 million and 0.5 million shares, respectively, of our common stock, at a total cost of approximately $138.7 million and $2.5 million, respectively. In the first quarter of fiscal 2021, this primarily consisted of 4.9 million shares, at a total cost of $130.4 million, repurchased under our share repurchase programs as authorized by our Board of Directors, and in both periods included shares repurchased related to employee taxes withheld on vested restricted stock, restricted stock unit awards and performance stock unit awards.

Between December 2004 and April 2021, our Board of Directors authorized, through several share repurchase programs, the repurchase of up to $12.950 billion of our shares of common stock. We also acquire shares of our common stock to cover employee related taxes withheld on vested restricted stock, restricted stock units and performance stock unit awards. Since the initial authorization in December 2004, the aggregate total of common stock repurchased is approximately 239.1 million shares for a total cost of approximately $11.2 billion. We had approximately $1.7 billion remaining of authorized share repurchases as of May 29, 2021.

Table of Contents`
Decisions regarding share repurchases are within the discretion of the Board of Directors, and are influenced by a number of factors, including the price of our common stock, general business and economic conditions, our financial condition and operating results, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. Our share repurchase program could change, and could be influenced by several factors, including business and market conditions, such as the impact of the COVID-19 pandemic on our stock price. We review our alternatives with respect to our capital structure on an ongoing basis. Any future share repurchases will be subject to the determination of the Board of Directors, based on an evaluation of our earnings, financial condition and requirements, business conditions and other factors, including the restrictions on share repurchases under the secured asset-based revolving credit facility (see “Long Term Debt,” Note 12 to the accompanying consolidated financial statements).

In the first quarter of fiscal 2020, we had postponed share repurchases, but lifted this postponement in October 2020. In October 2020, we entered into an accelerated share repurchase agreement with JPMorgan Chase Bank, National Association to repurchase $225.0 million of our common stock, subject to market conditions, which settled in the fourth quarter of fiscal 2020, resulting in the repurchase of a total of 10.8 million shares. In January 2021, we entered into a second accelerated share repurchase agreement to repurchase an aggregate $150.0 million of our common stock, subject to market conditions. This resulted in the repurchase of 5.0 million shares in the fourth quarter of fiscal 2020, and an additional 0.2 million shares received upon final settlement in the first quarter of fiscal 2021.

Debt Repurchases

During the three months ended May 29, 2021, we purchased approximately $7.9 million aggregate principal amount of our outstanding 3.749% senior unsecured notes due August 1, 2024. During the second quarter of fiscal 2020, we paid approximately $220.9 million to repurchase $300.0 million aggregate principal amount of our outstanding 4.915% Senior Notes due 2034 and 5.165% Senior Notes due 2044.

Cash Flow

Fiscal 2021 compared to Fiscal 2020

Net cash used in operating activities for the three months ended May 29, 2021 was $28.7 million, compared with $394.6 million in the corresponding period in fiscal 2020. The year-over-year change in operating cash flow was primarily due to a reduction in net loss, as well as favorable changes in working capital.

Retail inventory, which includes inventory in our distribution facilities for direct to customer shipments, was approximately $1.564 billion at May 29, 2021, a decrease of 6.5% compared to retail inventory at February 27, 2021. We continue to focus on our inventory optimization strategies.

Net cash used in investing activities for the three months ended May 29, 2021 was $103.5 million, compared with net cash provided by investing activities of $314.6 million in the corresponding period of fiscal 2020. For the three months ended May 29, 2021, net cash used in investing activities included $73.5 million of capital expenditure and $30.0 million of purchases of held-to-maturity investment securities. For the three months ended May 30, 2020, net cash provided by investing activities was comprised of $357.0 million of redemptions of investment securities, partially offset by $42.4 million of capital expenditures.

Net cash used in financing activities for the three months ended May 29, 2021 was $147.4 million, compared with net cash provided by financing activities of $212.7 million in the corresponding period of fiscal 2020. Net cash used in financing activities in the three months ended May 29, 2021 was comprised of repurchases of common stock of $138.7 million, of which $130.4 million is related to the Company's share repurchase program, repayments of long-term debt of $8.2 million, and dividend payments of $0.6 million.

Seasonality

Our business is subject to seasonal influences. Generally, our sales volumes are higher in the calendar months of August, November and December, and lower in February.

Critical Accounting Policies

See "Critical Accounting Policies" under Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 27, 2021 ("2020 Form 10-K"), filed with the Securities and Exchange Commission ("SEC").

Table of Contents`
Forward-Looking Statements

This Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934 including, but not limited to, our progress and anticipated progress towards our long-term objectives, as well as more generally the status of our future liquidity and financial condition and our outlook for our fiscal 2021 second quarter and for our 2021 fiscal year. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, goal, preliminary, and similar words and phrases, although the absence of those words does not necessarily mean that statements are not forward-looking. Our actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment; risks associated with the COVID-19 pandemic and the governmental responses to it, including its impacts across our businesses on demand and operations, as well as on the operations of our suppliers and other business partners, and the effectiveness of our actions taken in response to these risks; consumer preferences, spending habits and adoption of new technologies; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by us; civil disturbances and terrorist acts; unusual weather patterns and natural disasters; competition from existing and potential competitors across all channels; pricing pressures; liquidity; the ability to achieve anticipated cost savings, and to not exceed anticipated costs, associated with organizational changes and investments, including our strategic restructuring program and store network optimization strategies; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise and other costs and expenses; potential supply chain disruption due to trade restrictions, and other factors such as natural disasters, pandemics, including the COVID-19 pandemic, political instability, labor disturbances, product recalls, financial or operational instability of suppliers or carriers, and other items; the ability to find suitable locations at acceptable occupancy costs and other terms to support our plans for new stores; the ability to establish and profitably maintain the appropriate mix of digital and physical presence in the markets we serve; the ability to assess and implement technologies in support of our development of our omnichannel capabilities; the ability to effectively and timely adjust our plans in the face of the rapidly changing retail and economic environment, including in response to the COVID-19 pandemic; uncertainty in financial markets; volatility in the price of our common stock and its effect, and the effect of other factors, including the COVID-19 pandemic, on our capital allocation strategy; risks associated with the ability to achieve a successful outcome for our business concepts and to otherwise achieve our business strategies; the impact of intangible asset and other impairments; disruptions to our information technology systems, including but not limited to security breaches of systems protecting consumer and employee information or other types of cybercrimes or cybersecurity attacks; reputational risk arising from challenges to our or a third party product or service supplier’s compliance with various laws, regulations or standards, including those related to labor, health, safety, privacy or the environment; reputational risk arising from third-party merchandise or service vendor performance in direct home delivery or assembly of product for customers; changes to statutory, regulatory and legal requirements, including without limitation proposed changes affecting international trade; changes to, or new, tax laws or interpretation of existing tax laws; new, or developments in existing, litigation, claims or assessments; changes to, or new, accounting standards; and foreign currency exchange rate fluctuations. Except as required by law, we do not undertake any obligation to update our forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment securities and the ABL facility. Our market risks at May 29, 2021 are similar to those disclosed in Item 7A of our 2020 Form 10-K.

As of May 29, 2021, our investments include cash and cash equivalents of approximately $1.1 billion, short-term investment securities of $30.0 million, and long term investments in auction rate securities of approximately $19.4 million at weighted average interest rates of 0.01%, 0.03% and 0.10%, respectively. The book value of these investments is representative of their fair values.

Our senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of May 29, 2021, the fair value of the senior unsecured notes was $1.1 billion, which is based on quoted prices in active markets, compared to the carrying value of approximately $1.2 billion.

Table of Contents`
ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of May 29, 2021 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Table of Contents`
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

On June 11, 2021, a third related derivative action was filed on behalf of the Company against certain present and former directors and officers. This Complaint is entitled Michael Anthony v Mark Tritton et. al., Index No. 514167/2021 and was filed in the Supreme Court of the State of New York, Kings County. The claims are essentially the same as in the other two derivative actions. The Company is seeking a consensual stay of this case.

At this time, the Company is unable to estimate any potential losses that may be incurred and has not recorded a liability for the above matters.

The District Attorney's office for the County of Ventura, together with District Attorneys for other counties in California (together, the “District Attorneys"), recently concluded an investigation regarding the management and disposal at our stores in California of certain materials that may be deemed hazardous or universal waste under California law. On March 19, 2019, the District Attorneys provided us with a settlement demand that included a proposed civil penalty, reimbursement of investigation costs, and certain injunctive relief, including modifications to our existing compliance program, which already includes associate training, on-going review of disposal rules applicable to various product categories, and specialized third-party disposal. During fiscal 2020, we agreed with the District Attorneys on a settlement payment of approximately $1.5 million to resolve the matter, which was paid in the fourth quarter of fiscal 2020. We have also agreed to spend $171,000 over a 36 month period on refinements to our compliance program. Our Company and District Attorneys executed a Stipulated Judgment to this effect, which was recently filed with the court.

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

Table of Contents`

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, carefully consider the factors discussed under "Risk Factors" in our 2020 Form 10-K as filed with the Securities and Exchange Commission. Certain factors have also been updated below. These risks could materially adversely affect our business, financial condition and results of operations. These risks are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us, that apply generally to all sizable businesses or by factors that we currently consider to be immaterial to the business.

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

Our strategy also involves the introduction of certain new proprietary Owned Brand merchandise, and the associated removal from our existing product assortment of existing third party merchandise. These proprietary Owned Brands and the associated changes to our product assortment may not be successful in terms of customer acceptance, and/or may not achieve the revenue or margin improvements we anticipate. In addition, maintaining a larger assortment of proprietary Owned Brand products exposes us to additional reputational and regulatory risks, including those related to compliance with product safety and marketing requirements.

Table of Contents`
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our purchases of our common stock during the first quarter of fiscal 2021 were as follows:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly or Announced Plans Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
February 28, 2021 - March 27, 2021	522,400	$30.55		522,400	$1,888,079,166
March 28, 2021 - April 24, 2021	2,180,800	$46.83		2,180,800	$1,785,951,537
April 25, 2021 - May 29, 2021	2,733,600	$24.91		2,733,600	$1,717,867,701
Total	5,436,800	$34.24	(1)	5,436,800	$1,717,867,701

(1) The average price paid per share for repurchases, excluding activity related to the accelerated share repurchase program settlement, was $26.47 for the three months ended May 29, 2021. The average price in the above table is not representative of the actual price paid for share repurchases due to the final settlement of an accelerated share repurchase program in April 2021, as shown below:

	Total Number of Shares Purchased	Average Price Paid per Share

Three Months Ended May 29, 2021:
Share repurchases in the period (a)	5,236,500	$26.47

(a) Excludes 0.2 million shares delivered to the Company on April 15, 2021 as final settlement of an accelerated share repurchase agreement entered into on January 11, 2021.

(2) Between December 2004 and April 2021, our Board of Directors authorized, through several share repurchase programs, the repurchase of $12.950 billion of our shares of common stock. We have authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. Shares purchased, as indicated in this table, include shares withheld to cover employee related taxes on vested restricted shares, restricted stock units and performance stock unit awards, as well as shares purchased pursuant to accelerated share repurchase agreements. Our share repurchase program could change, and any future share repurchases will be subject to the determination of the Board of Directors, based on an evaluation of our earnings, financial condition and requirements, business and market conditions and other factors, including the restrictions on share repurchases under our secured asset-based revolving credit facility.
(3) Excludes brokerage commissions paid by the Company, if any.

Table of Contents`
ITEM 6. EXHIBITS

The exhibits to this Report are included herein.

Exhibit No.	Exhibit

10.1	Form of Performance Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's 8-K filed on May 14, 2021)

10.2	Form of Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's 8-K filed on May 14, 2021)

10.3	Bed Bath & Beyond Inc. Amended and Restated Short-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's 8-K filed on May 14, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page of Bed Bath & Beyond Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 29, 2021, formatted in Inline XBRL (included within Exhibit 101 attachments)
________________

*	Filed herewith.

Table of Contents`
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: June 30, 2021	By:	/s/ Gustavo Arnal
Gustavo Arnal
Chief Financial Officer