Form 10-Q
period 2021-08-28
BED BATH & BEYOND INC
filed 2021-09-30
CIK 886158

Table of Contents`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 28, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer's Common Stock:

Class	Outstanding at August 28, 2021
Common Stock - $0.01 par value	101,060,177

Table of Contents`
BED BATH & BEYOND INC. AND SUBSIDIARIES

Table of Contents`

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	August 28, 2021	February 27, 2021
Assets
Current assets:
Cash and cash equivalents	$970,592	$1,352,984
Short term investment securities	29,999	—
Merchandise inventories	1,590,669	1,671,909
Prepaid expenses and other current assets	510,109	595,152
Total current assets	3,101,369	3,620,045
Long term investment securities	19,459	19,545
Property and equipment, net	918,462	918,418
Operating lease assets	1,668,621	1,587,101
Other assets	359,612	311,821
Total assets	$6,067,523	$6,456,930

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$991,502	$986,045
Accrued expenses and other current liabilities	514,404	636,329
Merchandise credit and gift card liabilities	311,013	312,486
Current operating lease liabilities	349,847	360,061
Total current liabilities	2,166,766	2,294,921
Other liabilities	74,831	82,279
Operating lease liabilities	1,609,912	1,509,767
Income taxes payable	102,192	102,664
Long term debt	1,179,588	1,190,363
Total liabilities	5,133,289	5,179,994

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—
Common stock - $0.01 par value; authorized - 900,000 shares; issued 343,596 and 343,241, respectively; outstanding 101,060 and 109,621 shares, respectively	3,436	3,432
Additional paid-in capital	2,218,400	2,152,135
Retained earnings	10,101,522	10,225,253
Treasury stock, at cost; 242,536 and 233,620 shares, respectively	(11,335,845)	(11,048,284)
Accumulated other comprehensive loss	(53,279)	(55,600)

Total shareholders' equity	934,234	1,276,936

Total liabilities and shareholders' equity	$6,067,523	$6,456,930
 See accompanying Notes to Consolidated Financial Statements.

Table of Contents`
BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	August 28, 2021	August 29, 2020	August 28, 2021	August 29, 2020
Net sales	$1,984,696	$2,687,968	$3,938,508	$3,995,415

Cost of sales	1,383,627	1,700,431	2,703,745	2,659,389

Gross profit	601,069	987,537	1,234,763	1,336,026

Selling, general and administrative expenses	652,972	850,218	1,311,734	1,574,375

Impairments	7,584	29,176	16,713	114,437

Restructuring and transformation initiative expenses	24,495	27,128	58,181	27,128

Loss (gain) on sale of businesses	132	(189,528)	4,121	(189,528)

Operating (loss) profit	(84,114)	270,543	(155,986)	(190,386)

Interest expense, net	16,121	23,371	32,121	40,542

Loss (gain) on extinguishment of debt	111	(77,038)	376	(77,038)

(Loss) earnings before benefit for income taxes	(100,346)	324,210	(188,483)	(153,890)

(Benefit) provision for income taxes	(27,131)	106,310	(64,394)	(69,499)

Net (loss) earnings	$(73,215)	$217,900	$(124,089)	$(84,391)

Net (loss) earnings per share - Basic	$(0.72)	$1.76	$(1.19)	$(0.68)
Net (loss) earnings per share - Diluted	$(0.72)	$1.75	$(1.19)	$(0.68)

Weighted average shares outstanding - Basic	101,951	124,146	104,361	123,922
Weighted average shares outstanding - Diluted	101,951	124,211	104,361	123,922

See accompanying Notes to Consolidated Financial Statements.

Table of Contents`
BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	August 28, 2021	August 29, 2020	August 28, 2021	August 29, 2020
Net (loss) earnings	$(73,215)	$217,900	$(124,089)	$(84,391)

Other comprehensive (loss) income:
Change in temporary impairment of auction rate securities, net of taxes	24	(44)	(40)	(612)
Pension adjustment, net of taxes	224	313	224	9
Currency translation adjustment	(8,707)	9,449	2,137	3,413
Other comprehensive (loss) income	(8,459)	9,718	2,321	2,810

Comprehensive (loss) income	$(81,674)	$227,618	$(121,768)	$(81,581)

See accompanying Notes to Consolidated Financial Statements.

Table of Contents`
BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(in thousands, unaudited)

	Three Months Ended August 28, 2021
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at May 29, 2021	343,570	$3,435	$2,208,052	$10,174,656	(239,057)	$(11,234,529)	$(44,820)	$1,106,794
Net loss	—	—	—	(73,215)	—	—	—	(73,215)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(8,459)	(8,459)
Dividends forfeited	—	—	—	81	—	—	—	81
Issuance of restricted shares, net	26	1	(1)	—	—	—	—	—
Payment and vesting of performance stock units	—	—	—	—	—	—	—	—
Stock-based compensation expense, net	—	—	10,349	—	—	—	—	10,349
Accelerated share repurchase program	—	—	—		—	—	—	—
Director fees paid in stock	—	—	—	—	—	—	—	—
Repurchase of common stock, including fees	—	—	—	—	(3,479)	(101,316)	—	(101,316)
Balance at August 28, 2021	343,596	$3,436	$2,218,400	$10,101,522	(242,536)	$(11,335,845)	$(53,279)	$934,234

	Six Months Ended August 28, 2021
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at February 27, 2021	343,241	$3,432	$2,152,135	$10,225,253	(233,620)	$(11,048,284)	$(55,600)	$1,276,936
Net loss	—	—	—	(124,089)	—	—	—	(124,089)
Other comprehensive income, net of tax	—	—	—	—	—	—	2,321	2,321
Dividends forfeited	—	—	—	358	—	—	—	358
Issuance of restricted shares, net	348	4	(4)	—	—	—	—	—
Payment and vesting of performance stock units	—	—	—	—	—	—	—	—
Stock-based compensation expense, net	—	—	18,581	—	—	—	—	18,581
Accelerated share repurchase program	—	—	47,550	—	(200)	(47,550)	—	—
Director fees paid in stock	7	—	138	—	—	—	—	138
Repurchase of common stock, including fees	—	—	—	—	(8,716)	(240,011)	—	(240,011)
Balance at August 28, 2021	343,596	$3,436	$2,218,400	$10,101,522	(242,536)	$(11,335,845)	$(53,279)	$934,234

See accompanying Notes to Consolidated Financial Statements.

Table of Contents`
BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(in thousands, unaudited)

	Three Months Ended August 29, 2020
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at May 30, 2020	343,918	$3,439	$2,175,225	$10,072,535	(217,611)	$(10,718,292)	$(71,817)	$1,461,090
Net earnings	—	—	—	217,900	—	—	—	217,900
Other comprehensive income, net of tax	—	—	—	—	—	—	9,718	9,718
Dividends forfeited	—	—	—	461	—	—	—	461
Forfeiture of restricted shares, net	(242)	(3)	3	—	—	—	—	—
Payment and vesting of performance stock units	—	—	—	—	—	—	—	—
Stock-based compensation expense, net	—	—	8,336	—	—	—	—	8,336
Accelerated share repurchase program	—	—	—	—	—	—	—	—
Director fees paid in stock	—	—	—	—	—	—	—	—
Repurchase of common stock, including fees	—	—	—	—	(57)	(497)	—	(497)
Balance at August 29, 2020	343,676	$3,436	$2,183,564	$10,290,896	(217,668)	$(10,718,789)	$(62,099)	$1,697,008

	Six Months Ended August 29, 2020
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at February 29, 2020	343,683	$3,436	$2,167,337	$10,374,826	(217,155)	$(10,715,755)	$(64,909)	$1,764,935
Net loss	—	—	—	(84,391)	—	—	—	(84,391)
Other comprehensive income, net of tax	—	—	—	—	—	—	2,810	2,810
Dividends forfeited	—	—	—	461	—	—	—	461
Forfeiture of restricted shares, net	(350)	(4)	4	—	—	—	—	—
Payment and vesting of performance stock units	343	4	(4)	—	—	—	—	—
Stock-based compensation expense, net	—	—	16,227	—	—	—	—	16,227
Accelerated share repurchase program	—	—	—	—	—	—	—	—
Director fees paid in stock	—	—	—	—	—	—	—	—
Repurchase of common stock, including fees	—	—	—	—	(513)	(3,034)	—	(3,034)
Balance at August 29, 2020	343,676	$3,436	$2,183,564	$10,290,896	(217,668)	$(10,718,789)	$(62,099)	$1,697,008

See accompanying Notes to Consolidated Financial Statements.

Table of Contents`
BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended
	August 28, 2021	August 29, 2020
Cash Flows from Operating Activities:
Net loss	$(124,089)	$(84,391)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	138,390	168,878
Impairments	16,713	114,437
Stock-based compensation	17,993	15,880
Deferred income taxes	(48,938)	22,732
Loss (gain) on sale of business	4,121	(189,528)
Loss (gain) on debt extinguishment	376	(77,038)
Other	(5,373)	(98)
Decrease (increase) in assets:
Merchandise inventories	82,296	46,022
Other current assets	82,203	613
Other assets	(225)	277
Increase (decrease) in liabilities:
Accounts payable	9,490	113,370
Accrued expenses and other current liabilities	(116,660)	25,609
Merchandise credit and gift card liabilities	(1,543)	(14,876)
Income taxes payable	(490)	(3,313)
Operating lease assets and liabilities, net	(1,744)	9,051
Other liabilities	(6,482)	1,233
Net cash provided by operating activities	46,038	148,858

Cash Flows from Investing Activities:
Purchases of held-to-maturity investment securities	(29,997)	—
Redemption of held-to-maturity investment securities	—	386,500
Net proceeds from sale of business	—	244,782
Net proceeds from sale of property	5,000	—
Capital expenditures	(149,475)	(79,321)
Net cash (used in) provided by investing activities	(174,472)	551,961

Cash Flows from Financing Activities:
Borrowing of long-term debt	—	236,400
Repayments of long-term debt	(11,355)	(457,827)
Repurchase of common stock, including fees	(240,011)	(3,034)
Payment of dividends	(640)	(22,970)
Payment of deferred financing fees	(3,443)	(7,690)
Net cash used in financing activities	(255,449)	(255,121)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,489	1,924

Net (decrease) increase in cash, cash equivalents and restricted cash	(382,394)	447,622
Change in cash balances classified as held-for-sale	—	4,815
Net (decrease) increase in cash, cash equivalents and restricted cash	(382,394)	452,437

Cash, cash equivalents and restricted cash:
Beginning of period	1,407,224	1,023,650
End of period	$1,024,830	$1,476,087
See accompanying Notes to Consolidated Financial Statements.

Table of Contents`
BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1) BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of August 28, 2021 and February 27, 2021 and the results of its operations, shareholders' equity, and comprehensive (loss) income for the three and six months ended August 28, 2021 and August 29, 2020 and its cash flows for the six months ended August 28, 2021 and August 29, 2020.

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

For fiscal 2021, the Company is accounting for its operations as one operating segment, North American Retail. For fiscal 2020, until the divestiture of Linen Holdings in October 2020, the Company accounted for its operations as two operating segments: North American Retail and Institutional Sales (which was comprised of Linen Holdings), which did not meet the quantitative thresholds under U.S. generally accepted accounting principles and, therefore, was not a reportable segment. Net sales outside of the U.S. for the Company were not material for the three and six months ended August 28, 2021 and August 29, 2020. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

2) IMPACT OF THE COVID-19 PANDEMIC

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. That same month, as a result of the COVID-19 pandemic, the Company began to temporarily close certain store locations that did not have a health and personal care department, and as of March 23, 2020, all of the Company's retail stores across the U.S. and Canada were temporarily closed except for most stand-alone buybuy BABY and Harmon stores, subject to state and local regulations. In May 2020, the Company announced a phased approach to re-open its stores in compliance with relevant government directives, and as of the end of July 2020, nearly all of its stores re-opened. During portions of fiscal 2021, a limited number of stores in Canada either closed temporarily or continued to operate under restrictions in compliance with local governmental orders. As of August 28, 2021, all of the Company's stores were operating without restriction.

In the first half of fiscal 2020, the Company had also suspended its plans for debt reduction and postponed share repurchases, but lifted the debt repurchase suspension in August 2020 and the postponement of share repurchases in October 2020.

Similar to other retailers, the Company also withheld portions of and/or delayed payments to certain of its business partners as the Company negotiated revisions to its payment terms, in order to further maintain liquidity given the temporary store closures (See "Leases," Note 9).

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the United States, which provided for certain changes to tax laws, which impacted the Company’s results of operations, financial position and cash flows. The Company implemented certain provisions of the CARES Act, such as deferring employer payroll taxes and utilizing the ability to carry back and deduct losses to offset prior income in previously filed tax returns. As of both August 28, 2021 and February 27, 2021, the Company has deferred $3.1 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. During the three and six months ended August 28, 2021, under the CARES Act, the Company recorded income tax benefits of $0.6 million and $16.2 million, respectively, as a result of the fiscal 2020 and fiscal 2019 net operating losses that can now be carried back to prior years during which the federal tax rate was 35%. Under the CARES Act, during the three months ended August 29, 2020, the Company did not record an income tax benefit and during the six months ended August 29, 2020, the Company recorded an income tax benefit of $43.0 million.

Table of Contents`

In addition, during the three and six months ended August 28, 2021, the Company recorded credits of approximately $2.3 million and $4.7 million, respectively, as an offset to selling, general and administrative expenses as a result of the employee retention credits made available under the CARES Act for U.S. employees and under the Canada Emergency Wage Subsidy for Canadian employees. During three and six months ended August 29, 2020, the Company recorded credits of approximately $4.4 million and $27.3 million, respectively.

The COVID-19 pandemic materially adversely impacted the Company’s results of operations and cash flows for the three and six months ended August 29, 2020. Numerous uncertainties continue to surround the pandemic and its ultimate impact on the Company. Further discussion of the risks and uncertainties posed by the COVID-19 pandemic is disclosed in “Risk Factors” under Part II, Item 1A of this Form 10-Q and Part I, Item 1A of the Company’s 2020 Form 10-K.

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

Revenues from gift cards, gift certificates and merchandise credits are recognized when redeemed. Gift cards have no provisions for reduction in the value of unused card balances over defined time periods and have no expiration dates. For the six months ended August 28, 2021 and August 29, 2020, the Company recognized net sales for gift card and merchandise credit redemptions of approximately $47.8 million and $60.6 million, respectively, which were included in merchandise credit and gift card liabilities on the consolidated balance sheet as of February 27, 2021 and February 29, 2020, respectively.

Sales returns are provided for in the period that the related sales are recorded based on historical experience. Although the estimate for sales returns has not varied materially from historical provisions, actual experience could vary from historical experience in the future if the level of sales return activity changes materially. In the future, if the Company concludes that an adjustment is required due to material changes in the returns activity, the liability for estimated returns and the corresponding right of return asset will be adjusted accordingly. As of August 28, 2021 and February 27, 2021, the Company recorded a liability for estimated returns of $28.1 million and $36.2 million, respectively, in accrued expenses and other current liabilities, and the corresponding right of return asset for merchandise of $17.2 million and $23.4 million, respectively, in prepaid expenses and other current assets.

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 39.8% and 60.2% of net sales, respectively, for the three months ended August 28, 2021, and approximately 37.5% and 62.5% of net sales, respectively, for the three months ended August 29, 2020. Sales of domestics merchandise and home furnishings accounted for approximately 38.9% and 61.1% of net sales, respectively, for the six months ended August 28, 2021, and approximately 35.2% and 64.8% of net sales, respectively, for the six months ended August 29, 2020.

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
The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The book value of the Company's financial instruments, excluding long term debt, is representative of their fair values. The Company’s investment securities at August 28, 2021 consisted primarily of U.S. Treasury securities, which are stated at amortized cost and are based on quoted prices in active markets for identical instruments (Level 1 valuation). As of August 28, 2021 and February 27, 2021, the fair value of the Company’s long term debt was approximately $1.161 billion and $1.118 billion, respectively, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared with the carrying value of approximately $1.184 billion and $1.195 billion, respectively.

The Company does not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See "Investment Securities," Note 6).

5) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $62.1 million and $64.0 million as of August 28, 2021 and February 27, 2021, respectively.

Short-term restricted cash of $5.0 million as of August 28, 2021 and February 27, 2021, respectively, is included in prepaid expenses and other current assets on the consolidated balance sheet and long-term restricted cash of $49.2 million as of August 28, 2021 and February 27, 2021, respectively, is included in other long-term assets on the consolidated balance sheet.

6) INVESTMENT SECURITIES

The Company’s investment securities as of August 28, 2021 and February 27, 2021 are as follows:

(in millions)	August 28, 2021	February 27, 2021
Available-for-sale securities:
Long term	$19.4	$19.4

Held-to-maturity securities:
Short term	30.0	—
Total investment securities	$49.4	$19.4

Table of Contents`
Auction Rate Securities

As of August 28, 2021 and February 27, 2021, the Company’s long term available-for-sale investment securities represented approximately $20.3 million par value of auction rate securities, less temporary valuation adjustments of approximately $0.9 million and $0.8 million, respectively, consisting of preferred shares of closed end municipal bond funds. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings.

U.S. Treasury Securities

As of August 28, 2021, the Company had $30.0 million of short-term held-to-maturity securities, consisting of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost, which approximates fair value based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation). As of February 27, 2021, there were no short-term held-to-maturity securities.

7) IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are separately presented in the appropriate asset and liability sections of the balance sheet (See "Assets Held for Sale and Divestitures," Note 18). For the three and six months ended August 28, 2021, the Company recorded $7.0 million and $14.0 million, respectively, of non-cash pre-tax impairment charges in impairments in its consolidated statement of operations for certain store-level assets, including leasehold improvements and operating lease assets. For the three and six months ended August 29, 2020, the Company recorded $2.0 million and $82.4 million, respectively, of non-cash pre-tax impairment charges in impairments in its consolidated statement of operations for certain store-level assets, including leasehold improvements and operating lease assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

8) PROPERTY AND EQUIPMENT

As of August 28, 2021 and February 27, 2021, included in property and equipment, net is accumulated depreciation of approximately $1.8 billion and $1.7 billion, respectively.

9) LEASES

The Company leases retail stores, distribution facilities, offices and equipment under agreements expiring at various dates through 2041. The leases provide for original lease terms that generally range from 10 to 15 years and most leases provide for a series of five year renewal options, often at increased rents, the exercise of which is at the Company’s sole discretion. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial for the three and six months ended August 28, 2021 and August 29, 2020), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

The Company subleases certain real estate to unrelated third parties, which have all been classified as operating leases. The Company recognizes sublease income on a straight-line basis over the sublease term, which generally ranges from 5 to 10 years. Most sublease arrangements provide for a series of five-year renewal options, the exercise of which are at the Company's sole discretion.

The Company regularly negotiates lease terms with landlords, including in connection with its transformation initiatives. Beginning in the first quarter of 2020, in order to maintain liquidity given temporary store closures as a result of the COVID-19 pandemic (See "Impact of the COVID-19 Pandemic," Note 2), the Company withheld portions of and/or delayed or deferred payments to certain landlords, including in connection with renegotiations of lease terms. In some instances, the renegotiations led to agreements with landlords for rent abatements or rental deferrals. In fiscal 2021, the Company has continued to withhold payments to certain landlords in connection with certain negotiations of payment terms. Total payments withheld and/or delayed or deferred as of August 28, 2021 and February 27, 2021 were approximately $4.1 million and $9.6 million, respectively, and are included in current liabilities.

Table of Contents`

In accordance with the Financial Accounting Standards Board’s Staff Q&A regarding rent concessions related to the effects of the COVID-19 pandemic, the Company has elected to account for the concessions agreed to by landlords that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee as though enforceable rights and obligations for those concessions existed in the original lease agreements and the Company has elected to not remeasure the related lease liabilities and right-of-use assets. For qualifying rent abatement concessions, the Company has recorded negative lease expense for the amount of the concession during the period of relief, and for qualifying deferrals of rental payments, the Company has recognized a non-interest bearing payable in lieu of recognizing a decrease in cash for the lease payment that would have been made based on the original terms of the lease agreement, which will be reduced when the deferred payment is made in the future. During the three and six months ended August 28, 2021, the Company recognized reduced rent expense of $1.0 million and $2.3 million, respectively, related to rent abatement concessions. The Company recognized $4.4 million of reduced rent expense during each of the three and six months ended August 29, 2020.

The components of total lease cost for the three and six months ended August 28, 2021 and August 29, 2020, were as follows:

(in thousands)	Statement of Operations Location	Three Months Ended		Six Months Ended
		August 28, 2021	August 29, 2020	August 28, 2021	August 29, 2020
Operating lease cost	Cost of sales and SG&A	$110,352	$141,335	$227,722	$289,718
Finance lease cost:
Depreciation of property	SG&A	—	129	—	777
Interest on lease liabilities	Interest expense, net	—	2,225	—	4,458
Variable lease cost	Cost of sales and SG&A	36,010	49,237	71,517	99,695
Sublease income	SG&A	(10,955)	(278)	(24,806)	(556)
Total lease cost		$135,407	$192,648	$274,433	$394,092

As of August 28, 2021 and February 27, 2021, assets and liabilities related to the Company’s leases were as follows:

(in thousands)	Consolidated Balance Sheet Location	August 28, 2021	February 27, 2021
Assets
Operating leases	Operating lease assets	$1,668,621	$1,587,101
Total lease assets		$1,668,621	$1,587,101

Liabilities
Current:
Operating leases	Current operating lease liabilities	$349,847	$360,061
Noncurrent:
Operating leases	Operating lease liabilities	1,609,912	1,509,767
Total lease liabilities		$1,959,759	$1,869,828

Table of Contents`
As of August 28, 2021, the Company’s lease liabilities mature as follows:

(in thousands)	Operating Leases
Fiscal Year:
Remainder of 2021	$227,682
2022	443,719
2023	379,321
2024	323,563
2025	260,925
2026	190,479
Thereafter	594,771
Total lease payments	$2,420,460
Less imputed interest	(460,701)
Present value of lease liabilities	$1,959,759
At August 28, 2021, the Company has entered into two leases which have not yet commenced at new locations planned for opening in fiscal 2021, which are not included in the above table and for which aggregate minimum rental payments over the term of the leases are approximately $6.6 million.
The Company’s lease terms and discount rates were as follows:

	August 28, 2021	February 27, 2021
Weighted-average remaining lease term (in years)
Operating leases	7.0	6.8
Weighted-average discount rate
Operating leases	6.1%	6.4%

Other information with respect to the Company’s leases is as follows:

(in thousands)	Six Months Ended
	August 28, 2021	August 29, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$228,509	337,481
Operating cash flows for finance leases	—	5,253
Operating lease assets obtained in exchange for new operating lease liabilities	278,454	178,105

10) INCOME TAXES

The effective income tax rate for the three months ended August 28, 2021 was 27.0% compared with 32.8% for the three months ended August 29, 2020. The effective income tax rate for the three months ended August 28, 2021 reflects the impact of charges for restructuring and transformation initiatives as well as a benefit of $0.6 million resulting from an adjustment to the estimated net operating loss incurred in fiscal 2020 that will be carried back, under the provisions of the CARES Act, to a year in which the tax rate was 35%. For the three months ended August 29, 2020, the effective tax rate included the impact of impairment charges for leasehold improvements and lease assets and other discrete tax items.

The effective income tax rate for the six months ended August 28, 2021 was 34.2% compared with 45.2% for the six months ended August 29, 2020. The effective income tax rate for the six months ended August 28, 2021 reflects the impact of charges for restructuring and transformation initiatives as well as a benefit of $16.2 million resulting from an adjustment to the estimated net operating loss incurred in fiscal 2020 which was carried back, under the provisions of the CARES Act, to a year in which the tax rate was 35%. For the six months ended August 29, 2020, the effective tax rate included the impact of impairment charges for leasehold improvements and lease assets, a $43.0 million benefit related to fiscal 2019 net operating loss carry-back under the CARES Act, and other discrete tax items.

Table of Contents`
During the three and six months ended August 28, 2021, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.

As of August 28, 2021, the Company operated in all 50 states, the District of Columbia, Puerto Rico, Canada and Mexico and files income tax returns in the United States and various state, local and international jurisdictions. The Company is currently under examination by the Internal Revenue Service for the tax year 2017. The Company is open to examination for state, foreign and local jurisdictions with varying statutes of limitations, generally ranging from 3 to 5 years.

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

Indefinite-lived intangible assets were recorded as a result of acquisitions and primarily consist of tradenames. The Company values its tradenames using a relief-from-royalty approach, which assumes the value of the tradename is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the tradename and instead licensed the tradename from another company. During the three and six months ended August 28, 2021, the Company completed a quantitative impairment analysis for certain of its indefinite lived intangible assets, by comparing the fair value of the tradenames to their carrying value and recognized a non-cash pre-tax tradename impairment charge of $0.6 million and $2.7 million, respectively, in impairments in its consolidated statements of operations. During the three and six months ended August 29, 2020, the Company recorded tradename impairment charges of $27.2 million and $32.7 million, respectively, in impairments in its consolidated statements of operations. As of August 28, 2021, for the remaining indefinite lived intangibles assets, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these indefinite lived assets did not exceed their carrying values and concluded no such events or circumstances existed which would require an impairment test be performed. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

Included in other assets in the accompanying consolidated balance sheets as of August 28, 2021 and February 27, 2021, respectively, are $19.3 million and $22.0 million for indefinite lived tradenames and trademarks.

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

The Notes were issued under an indenture (the "Base Indenture"), as supplemented by a first supplemental indenture (together, with the Base Indenture, the "Indenture"), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of August 28, 2021.

During the three and six months ended August 28, 2021, the Company purchased approximately $3.1 million and $11.0 million, respectively, aggregate principal amount of its outstanding 3.749% senior unsecured notes due August 1, 2024. The total consideration paid for the notes accepted for purchase of $3.2 million and $11.4 million during the three and six months ended August 28, 2021, respectively, included accrued and unpaid interest up to, but not including, the early settlement date. The Company recorded a loss on extinguishment of debt of $0.1 million and $0.4 million in its consolidated statement of operations for the three and six months ended August 28, 2021, respectively, including the write off of unamortized debt financing costs related to the extinguished portion of the notes accepted for purchase and reacquisition costs.

Table of Contents`
During the second quarter of fiscal 2020, the Company purchased $75.0 million aggregate principal amount of its outstanding 4.915% senior unsecured notes due 2034 and approximately $225.0 million aggregate principal amount of its outstanding 5.165% senior unsecured notes due 2044. The total consideration paid for the notes accepted for purchase of $220.9 million included an early tender premium of $50 per $1,000 principal amount of the notes accepted for purchase, plus accrued and unpaid interest up to, but not including, the early settlement date. The Company recorded a gain on extinguishment of debt of $77.0 million in its consolidated statement of operations for the three and six months ended August 29, 2020, including the write off of unamortized debt financing costs related to the extinguished portion of the notes accepted for purchase and reacquisition costs.

As of August 28, 2021 and February 27, 2021, unamortized deferred financing costs associated with the Company’s Notes were $4.8 million and $5.0 million, respectively, and are included in long-term debt in the Company's consolidated balance sheets.

Asset-Based Credit Agreement

On August 9, 2021, the Company amended its asset-based credit agreement (the “Amended Credit Agreement”) among the Company, certain of the Company’s U.S. and Canadian subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Agent”), and the lenders party thereto, which replaced the Company's previous $850.0 million which was due to mature on June 19, 2023.

The Amended Credit Agreement provides for an asset-based revolving credit facility (the “ABL Facility”) with aggregate revolving commitments established at closing of $1.0 billion, including a swingline subfacility and a letter of credit subfacility. The Amended Credit Agreement has an uncommitted expansion feature which allows the borrowers to request, at any time following the delivery of an initial field exam and appraisal, an increase in aggregate revolving commitments under the ABL Facility or elect to enter into a first-in-last-out loan facility, collectively, in an aggregate amount of up to $375.0 million, subject to certain customary conditions. The Amended Credit Agreement matures on August 9, 2026.

As of August 28, 2021, the Company had no loans outstanding under the ABL Facility, but had outstanding letters of credit of $145.7 million.

The ABL Facility is secured on a first priority basis (subject to customary exceptions) on all accounts receivable (including credit card receivables), inventory, certain deposit accounts and securities accounts, and certain related assets, of the Company and its subsidiaries that are borrowers or guarantors under the ABL Facility. Amounts available to be drawn from time to time under the ABL Facility (including, in part, in the form of letters of credit) are equal to the lesser of (i) outstanding revolving commitments under the Amended Credit Agreement and (ii) a borrowing base equal to the sum of (a) 90% of eligible credit card receivables plus (b) 90% of eligible inventory, valued at the lower of cost or market value, determined on a weighted average cost basis, minus (c) customary reserves.

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

Outstanding amounts under the Amended Credit Agreement bear interest at a rate per annum equal to, at the applicable borrower’s election: (i) in the case of loans denominated in U.S. dollars, such loans shall be comprised entirely of Alternate Base Rate ("ABR") loans and London Inter-Bank Offered ("LIBO") Rate loans and (ii) in the case of loans denominated in Canadian dollars, such loans shall be comprised entirely of Canadian Prime Rate loans and Canadian Dollar Offered Rate ("CDOR") loans, in each case as set forth in the Amended Credit Agreement, plus an interest rate margin based on average quarterly availability ranging from (i) in the case of ABR loans and Canadian Prime Rate loans, 0.25% to 0.75%; provided that if ABR or the Canadian Prime Rate is less than 1.00%, such rate shall be deemed to be 1.00%, as applicable, and (ii) in the case of LIBO Rate loans and CDOR Loans, 1.25% to 1.75%; provided that if the LIBO Rate is less than 0.00%, such rate shall be deemed to be 0.00%, as applicable.

The Amended Credit Agreement contains customary representations and warranties, events of default and financial, affirmative and negative covenants for facilities of this type, including but not limited to a springing financial covenant relating to a fixed charge coverage ratio, and restrictions on indebtedness, liens, investments and acquisitions, asset dispositions, restricted payments and prepayment of certain indebtedness. The Company was in compliance with all covenants related to the Amended Credit Agreement as of August 28, 2021.

Table of Contents`
As of August 28, 2021 and February 27, 2021, deferred financing costs associated with the Company's ABL Facility were $8.3 million and $6.1 million, respectively, and were recorded in other assets in the Company's consolidated balance sheets.
The Company amortizes deferred financing costs for the Notes and the ABL Facility over their respective terms and such amortization is included in interest expense, net in the consolidated statements of operations. Interest expense related to the Notes and the revolving credit facilities, including the commitment fee and the amortization of deferred financing costs, was approximately $16.5 million and $21.6 million, respectively, for the three months ended August 28, 2021 and August 29, 2020 and $32.9 million and $39.9 million, respectively, for the six months ended August 28, 2021 and August 29, 2020.

13) SHAREHOLDERS' EQUITY

The Company has authorization to make repurchases of shares of the Company’s common stock from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

Between December 2004 and April 2021, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of up to $12.950 billion of the Company’s shares of common stock. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock, restricted stock units and performance stock unit awards. Since the initial authorization in December 2004, the aggregate total of common stock repurchased is approximately 242.5 million shares for a total cost of approximately $11.3 billion. The Company had approximately $1.6 billion remaining of authorized share repurchases as of August 28, 2021.

Decisions regarding share repurchases are within the discretion of the Board of Directors, and are influenced by a number of factors, including the price of the Company's common stock, general business and economic conditions, the Company's financial condition and operating results, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. The Company's share repurchase program could change, and could be influenced by several factors, including business and market conditions, such as the impact of the COVID-19 pandemic. The Company reviews its alternatives with respect to its capital structure on an ongoing basis. Any future share repurchases will be subject to the determination of the Board of Directors, based on an evaluation of the Company's earnings, financial condition and requirements, business conditions and other factors, including the restrictions on share repurchases under the ABL Facility (See “Long Term Debt,” Note 12).

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

During the three and six months ended August 28, 2021, the Company repurchased approximately 3.4 million and 8.3 million shares, respectively, at a total cost of approximately $100.8 million and $231.2 million, respectively, including fees.

Additionally, during the three and six months ended August 28, 2021, the Company repurchased approximately 0.1 million and 0.4 million shares, respectively, of its common stock, to cover employee related taxes withheld on vested restricted stock, restricted stock unit awards and performance stock unit awards, at a total cost of approximately $0.5 million and $8.8 million, respectively. During three and six months ended August 29, 2020, the Company repurchased approximately 0.1 million and 0.5 million shares, respectively, of its common stock, to cover employee related taxes withheld on vested restricted stock, restricted stock unit awards and performance stock unit awards, at a total cost of approximately $0.5 million and $3.0 million, respectively, including fees.

Table of Contents`

During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. In March 2020, the Company suspended its future quarterly declarations of cash dividends as a result of the COVID-19 pandemic. During the three and six months ended August 28, 2021, total cash dividends of less than $0.1 million and $0.6 million (consisting of dividends paid on restricted shares that vested in fiscal 2021), respectively, were paid. During the three and six months ended August 29, 2020, total cash dividends of $1.8 million and $23.0 million, respectively, were paid. Any future quarterly cash dividend payments on its common stock will be subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors, including the restrictions on the payment of dividends contained in the Amended Credit Agreement (See “Long Term Debt,” Note 12).

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

Stock-based compensation expense for the three and six months ended August 28, 2021 was approximately $10.1 million ($7.4 million after tax or $0.07 per diluted share) and approximately $18.0 million ($11.8 million after tax or $0.11 per diluted share), respectively. Stock-based compensation expense for the three and six months ended August 29, 2020 was approximately $8.2 million ($5.5 million after tax or $0.04 per diluted share) and approximately $15.9 million ($8.7 million after tax or $0.07 per diluted share), respectively. In addition, the amount of stock-based compensation cost capitalized for the three and six months ended August 28, 2021 was approximately $0.3 million and $0.6 million, respectively. Stock-based compensation cost capitalized for the three and six months ended August 29, 2020 was approximately $0.1 million and $0.3 million, respectively.

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

Table of Contents`
Restricted Stock Awards

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five to seven equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock is based solely on time vesting. As of August 28, 2021, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock awards was $14.4 million, which is expected to be recognized over a weighted average period of 2.4 years.

Changes in the Company’s restricted stock for the six months ended August 28, 2021 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock awards, beginning of period	935	$34.34
Granted	47	29.58
Vested	(254)	41.81
Forfeited	(131)	29.36
Unvested restricted stock awards, end of period	597	$31.81
Restricted Stock Units ("RSUs")

RSUs are issued and measured at fair market value on the date of grant and generally become vested in one to three equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. RSUs are converted into shares of common stock upon vesting. As of August 28, 2021, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was $38.5 million, which is expected to be recognized over a weighted average period of 2.4 years.

Changes in the Company’s RSUs for the six months ended August 28, 2021 were as follows:

(Shares in thousands)	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units, beginning of period	2,270	$14.04
Granted	965	25.99
Vested	(195)	10.34
Forfeited	(244)	21.09
Unvested restricted stock units, end of period	2,796	$17.81

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

Table of Contents`
Vesting of PSUs awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test from the date of grant, during the performance period and, assuming achievement of the performance-based test, vest at the end of the performance period noted above, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the Company’s estimate of the percentage of the award that will be achieved. The Company evaluates the estimate on these awards on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of August 28, 2021, there was $19.9 million of unrecognized compensation expense associated with these awards, which is expected to be recognized over a weighted average period of 2.5 years.

The fair value of the PSUs granted in fiscal 2021 for which performance during the three-year period will be based on a relative three-year Total Shareholder Return ("TSR") goal relative to a peer group was estimated on the date of the grant using a Monte Carlo simulation that uses the assumptions noted in the following table.

Six Months Ended
Monte Carlo Simulation Assumptions	August 28, 2021
Risk Free Interest Rate	0.28%
Expected Dividend Yield	—%
Expected Volatility	52.20%
Expected Term	3 years

Changes in the Company’s PSUs for the six months ended August 28, 2021 were as follows:

(Shares in thousands)	Number of Performance Stock Units	Weighted Average Grant-Date Fair Value
Unvested performance stock units, beginning of period	1,475	$14.36
Granted	613	29.34
Vested	(17)	12.38
Forfeited or performance condition adjustments	(775)	17.31
Unvested performance stock units, end of period	1,296	$19.71

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

RSUs granted as inducement awards are issued and measured at fair market value on the date of grant and generally become vested in one to three equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Changes in the RSUs granted as inducement awards for the six months ended August 28, 2021 were as follows:

(Shares in thousands)	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units, beginning of period	949	$7.36
Granted	—	—
Vested	(512)	8.43
Forfeited	—	—
Unvested restricted stock units, end of period	437	$6.10

Table of Contents`
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

Other than with respect to the vesting schedule described above, these inducement awards are generally subject to substantially the same terms and conditions as awards that are made under the 2018 Plan. As of August 28, 2021, unrecognized compensation expense related to the unvested portion of the RSU and PSU inducement awards was $2.3 million and $0.3 million, respectively, which is expected to be recognized over a weighted average period of 1.7 years and 0.2 years, respectively. Each inducement award recipient must hold at least fifty percent (50%) of the after-tax shares of common stock received pursuant to the inducement awards until they have satisfied the terms of the Company’s stock ownership guidelines.

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

Stock-based awards for the three and six months ended August 28, 2021 of approximately 2.4 million and 2.9 million shares, respectively, and for the three and six months ended August 29, 2020 of approximately 1.4 million and 1.9 million shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

16) SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of $3.2 million and $4.6 million in the first six months of fiscal 2021 and 2020, respectively. In addition, the Company made interest payments of approximately $32.9 million and $42.1 million in the first six months of fiscal 2021 and 2020, respectively.

The Company recorded an accrual for capital expenditures of $40.1 million and $9.2 million as of August 28, 2021 and August 29, 2020, respectively. The Company's accrual for dividends payable was $1.1 million and $3.0 million, respectively, as of August 28, 2021 and August 29, 2020.

17) RESTRUCTURING AND TRANSFORMATION INITIATIVE EXPENSES

Fiscal 2021 Restructuring and Transformation Initiative Expenses

The Company recorded $98.2 million and $179.2 million in its consolidated statements of operations for the three and six months ended August 28, 2021 for costs associated with restructuring and other transformation initiatives, of which approximately $73.7 million and $121.0 million is included in cost of sales and approximately $24.5 million and $58.2 million is included in Restructuring and transformation initiative expenses in the consolidated statements of operations. These charges were comprised of, and classified in the Company’s consolidated statement of operations, as follows:
Cost of Sales
•$73.7 million and $121.0 million for the three and six months ended August 28, 2021, respectively, related to the Company’s initiatives to introduce certain new proprietary Owned Brand merchandise and, to a lesser extent, to redefine certain existing proprietary Owned Brands and to rationalize product assortment across the Bed Bath banner store base. The costs incurred in connection with these activities included higher markdowns on inventory sold in the three and six month periods of fiscal 2021, as well as an adjustment to reduce to its estimated realizable value inventory on hand as of August 28, 2021 that will be removed from the product assortment as part of these initiatives.
Restructuring and Transformation Initiative Expenses
•Store Closures. During the three and six months ended August 28, 2021, the Company had store closing activities for 5 and 21 Bed Bath & Beyond stores, respectively, as part of its store network optimization program which commenced in fiscal 2020 and includes the planned closure of approximately 200 mostly Bed Bath & Beyond stores by the end of

Table of Contents`
fiscal 2021. As of August 28, 2021, the Company had closed a total of 165 stores under this program, including the 21 store closures in the first six months of 2021. For the three and six months ended August 28, 2021, the Company recorded costs associated with planned store closures for which the store closing process has commenced of approximately $2.6 million and $21.4 million, respectively, consisting of lease-related and other costs. At this point, the Company is unable to estimate the amount or range of amounts expected to be incurred in connection with future store closures.
•Other transformation initiatives. During the three and six months ended August 28, 2021, the Company recorded costs of $21.9 million and $36.8 million, respectively, related to other transformation initiatives, including technology transformation and business strategy and operating model transformation programs across core functions including merchandising, supply chain and finance.
Fiscal 2020 & 2019 Restructuring Expenses

Additionally, in fiscal 2020 and fiscal 2019, the Company recorded $149.3 million and $102.5 million, respectively, primarily for severance and related costs in conjunction with its transformation initiatives and extensive leadership changes, in selling, general and administrative expenses in its consolidated statement of operations.

As of August 28, 2021, the remaining accrual for severance and related costs related to these various initiatives was $15.5 million.

18) ASSETS HELD FOR SALE AND DIVESTITURES
Assets Held for Sale

The Company has included businesses classified as held for sale within its continuing operations as their dispositions do not represent a strategic shift that will have a major effect on the Company’s operations and financial results. As of August 28, 2021 and August 29, 2020, the Company had no businesses classified as held for sale.

Divestitures

On December 14, 2020, the Company announced that it entered into a definitive agreement to sell Cost Plus World Market to Kingswood Capital Management, a Los Angeles-based private equity firm. On January 15, 2021, the Company completed the sale of Cost Plus World Market. Proceeds from the sale were approximately $63.7 million, subject to certain working capital and other adjustments. The Company recognized a loss on sale of approximately $72.0 million in loss on sale of businesses including impairment of assets held for sale in its consolidated statements of operations for the fiscal year ended February 27, 2021. The loss on sale includes a loss of $54.0 million recorded in the third quarter of fiscal 2020 to remeasure the disposal group that was classified as held for sale to the lower of carrying value or fair value less costs to sell.

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

Table of Contents`
On February 14, 2020, the Company entered into a definitive agreement to sell PMall to 1-800-FLOWERS.COM, Inc. for $252.0 million, subject to certain working capital and other adjustments. The buyer was required to close the transaction on March 30, 2020, but failed to do so. Accordingly, the Company had filed an action to require the buyer to close the transaction. On July 20, 2020, the Company entered into a settlement agreement with respect to the litigation. Under this agreement, 1-800-FLOWERS.COM agreed to move forward with its purchase of PMall from the Company for $245.0 million, subject to certain working capital and other adjustments. The transaction closed on August 3, 2020. Net proceeds from the sale of PMall were $244.6 million, subject to certain working capital and other adjustments, and the Company recognized a gain on the sale of approximately $189.3 million, which was recorded in loss on sale of businesses including impairment of assets held for sale in its consolidated statement of operations for the fiscal year ended three and six months ended August 29, 2020. Upon the close of the transaction, Bed Bath & Beyond withdrew the litigation against 1-800-FLOWERS.COM and 800-FLOWERS, INC.

On April 13, 2020, the Company completed the sale of One Kings Lane ("OKL"). Proceeds from the sale were not material.

During the three and six months ended August 28, 2021, the Company recognized approximately $0.1 million and $4.1 million of loss on the sale of businesses, respectively, associated with certain working capital and other adjustments related to the above divestitures.

19) COMMITMENTS & CONTINGENCIES

A putative securities class action was filed on April 14, 2020 against the Company and three of its officers and/or directors (Mark Tritton, Mary Winston (the Company’s former Interim Chief Executive Officer) and Robyn D’Elia (the Company’s former Chief Financial Officer and Treasurer)) in the United States District Court for the District of New Jersey (the "New Jersey federal court"). The case, which is captioned Vitiello v. Bed Bath & Beyond Inc., et al., Case No. 2:20-cv-04240-MCA-MAH, asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") on behalf of a putative class of purchasers of the Company’s securities from October 2, 2019 through February 11, 2020. The Complaint alleges that certain of the Company’s disclosures about financial performance and certain other public statements during the putative class period were materially false or misleading. A similar putative securities class action, asserting the same claims on behalf of the same putative class against the same defendants, was filed on April 30, 2020. That case, captioned Kirkland v. Bed Bath & Beyond Inc., et al., Case No. 1:20-cv-05339-MCA-MAH, is also pending in the United States District Court for the District of New Jersey. On August 14, 2020, the court consolidated the two cases and appointed Kavin Bakhda as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995 (as consolidated, the "Securities Class Action"). Lead plaintiff and additional named plaintiff Richard Lipka filed an Amended Class Action Complaint on October 20, 2020, on behalf of a putative class of purchasers of the Company’s securities from September 4, 2019 through February 11, 2020. Defendants moved to dismiss the Amended Complaint on December 21, 2020.

After a mediation held in August 2021, a settlement in principle was reached between the Company and lead plaintiff in the Securities Class Action. The settlement remains subject to formal documentation and must be approved by the New Jersey federal court. If the settlement is approved, all claims in the Securities Class Action will be fully resolved and the matter will be dismissed.

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

Table of Contents`
On June 11, 2021, a third related derivative action was filed on behalf of the Company against certain present and former directors and officers. This Complaint is entitled Michael Anthony v Mark Tritton et. al., Index No. 514167/2021 and was filed in the Supreme Court of the State of New York, Kings County. The claims are essentially the same as in the other two derivative actions. The Company has obtained a consensual stay of this case.

The derivative cases were not included in the August 2021 settlement referred to above, and those matters continue to be stayed through September 30, 2021.

The Company has recorded a liability for the Securities Class Action, based on the agreed settlement amount and insurance coverage available. At this time, the Company is unable to estimate any potential losses that may be incurred for the derivative cases and has not recorded a liability for those matters.

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

Table of Contents`
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

Table of Contents`
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the "Company", "we", "our", "us", "ourselves" or the "group") is an omnichannel retailer that makes it easy for our customers to feel at home. We sell a wide assortment of merchandise in the Home, Baby, Beauty & Wellness markets and operate under the names Bed Bath & Beyond ("BBB"), Harmon, Harmon Face Values, or Face Values (collectively, "Harmon"), and buybuy BABY ("BABY"). We also operate Decorist, an online interior design platform that provides personalized home design services. In addition, we are a partner in a joint venture, which operates retail stores in Mexico under the name Bed Bath & Beyond.

For fiscal 2021, we accounted for the operations of the group as one operating segment, North American Retail. For fiscal 2020 until the divestiture of Linen Holdings in October 2020, we accounted for our operations as two operating segments: North American Retail and Institutional Sales (which is comprised of Linen Holdings), which did not meet the quantitative thresholds under U.S. generally accepted accounting principles and, therefore, was not a reportable segment.

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

In March 2021, we announced our plan to introduce at least eight new Owned Brands during fiscal year 2021, of which six Owned Brands were launched in the first six months of fiscal 2021. The assortment will include thousands of new products across our key Destination Categories of Bed, Bath, Kitchen Food Prep, Home Organization, and Indoor Decor. During the first quarter of fiscal 2021, we launched the Owned Brands of Nestwell™, Haven™ and Simply Essential™, and in the second quarter of fiscal 2021 we launched the Our Table™, Wild Sage™ and Squared Away™ Owned Brands. We also continue to redefine certain of our existing proprietary Owned Brands, such as Bee and Willow™ and Marmalade™, including new brand imagery and packaging as well as refined product assortment and presentation.

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

Table of Contents`
As part of our business transformation plan, we are also pursuing a comprehensive cost restructuring program, to drive improved financial performance over the next two-to-three years. We expect to reinvest a portion of the expected cost savings into future growth initiatives. Key components of the expected financial improvement include:

•Approximately $100 million in annual savings from our previously disclosed store network optimization program which includes the planned closure of approximately 200 mostly BBB stores by the end of fiscal 2021. During the three months ended August 28, 2021, we closed 5 stores (bringing the total store closures to 165 since the program's inception) and expect to close an additional 35 BBB stores by the end of fiscal 2021 (not including the 21 stores closed in the first six months of fiscal 2021). We continue to believe that our physical store channel is an asset for our transformation into a digital-first company, especially with new omni-fulfillment capabilities in BOPIS, Curbside Pickup, Same Day Delivery and fulfill-from-store.

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

In connection with the above restructuring and transformation initiatives, during the three and six months ended August 28, 2021, we recorded total expense of $98.2 million and $179.2 million, respectively, including $73.7 million and $121.0 million, respectively, in cost of sales associated with the transition of product assortment to Owned Brands and, to a lesser extent, to redefine certain existing proprietary Owned Brands, as well as $24.5 million and $58.2 million, respectively, in restructuring and transformation initiative expenses for costs associated with our planned store closures as part of the network optimization plan and other transformation initiatives. At this point, we are unable to estimate the amount or range of amounts expected to be incurred in connection with future restructuring and transformation initiatives, including further Owned Brand introductions and further store closures, and will provide such estimates as they become available.

Additionally, as part of these efforts, we completed the divestitures of the following banners:

•In December 2020, we announced that we entered into a definitive agreement to sell Cost Plus World Market to Kingswood Capital Management, a Los Angeles-based private equity firm.

•In October 2020, we entered into definitive agreements to sell Christmas Tree Shops ("CTS") to Handil Holdings LLC.

•In October 2020, we entered into a definitive agreement to sell Linen Holdings to The Linen Group, LLC, an affiliate of Lion Equity Partners.

•In February 2020, we entered into a definitive agreement to sell PersonalizationMall.com ("PMall") to 1-800-FLOWERS.COM.

•During the first quarter of fiscal 2020, we also sold One Kings Lane to a third party.

The net proceeds from these transactions have been included in the Company's cash and short-term investments and were reinvested in our core business operations to drive growth, fund share repurchases and reduce our outstanding debt.

During the three and six months ended August 28, 2021, the Company recognized approximately $0.1 million and $4.1 million of loss on the sale of businesses, respectively, associated with certain working capital and other adjustments related to the above divestitures. During the three and six months ended August 29, 2020, the Company recognized a gain of approximately $189.5 million in each period on the sale of businesses related to certain of the above divestitures.

Table of Contents`
Executive Summary

The following represents a summary of key financial results and related business developments for the periods indicated:

•Net sales for the three months ended August 28, 2021 were $1.985 billion, a decrease of approximately 26.2% as compared with the three months ended August 29, 2020. Net sales for the six months ended August 28, 2021 were $3.939 billion, a decrease of approximately 1.4% as compared with the six months ended August 29, 2020.
•Excluding the impact of the business divestitures described above, which represented net sales of $449.5 million for the three months ended August 29, 2020, net sales for our four core banners for the three months ended August 28, 2021 decreased by 11.3% compared with the three months ended August 29, 2020. Excluding the impact of the business divestitures described above, which represented net sales of $628.5 million for the six months ended August 29, 2020, net sales for our four core banners for the six months ended August 28, 2021 increased by 17.0% compared with the six months ended August 29, 2020.
•We continued to execute against key initiatives under our transformation program, including:
•Owned Brands. During the second quarter of fiscal 2021 we launched three new Owned Brands – Our Table™, Wild Sage™, and Squared Away™, bringing the total launches of new Owned Brands for the first half of 2021 to six. We also continued to redefine certain of our existing proprietary Owned Brands, such as Bee and Willow™ and Marmalade™, including new brand imagery and packaging as well as refined product assortment and presentation.
•New York City Flagship Renovation. We completed the renovation of our New York City Bed Bath & Beyond flagship store, which reopened in July 2021 after undergoing a complete transformation since closing in December 2020. The renovated flagship store is an expression of the new Bed Bath & Beyond, with a significant focus on our five core destination categories of bed, bath, kitchen & dining, indoor décor, and organization.
•Omni-Channel Capabilities. We continued our focus on being a digital-first, omni-always retailer, and in July 2021, we announced that customers can pick up Buy Online Pickup Curbside purchases at any store before the store has even opened for the day.
•Additional Product Initiatives. We announced key partnerships with Casper Sleep Inc. (including a first branded shop-in shop in our New York City flagship store), and with Safely™, an eco friendly line of home care and cleaning products that will make its retail debut exclusively in Bed Bath & Beyond, buybuy BABY and Harmon stores nationwide.
•Store Network Optimization. During the second quarter of fiscal 2021, we closed an additional five stores in connection with our store network optimization program, bringing total store closures in the six months ended August 28, 2021 to 21 and for the overall program to 165.
•Supply Chain Transformation. During the second quarter of fiscal 2021, we entered into a strategic partnership with Ryder System, Inc (“Ryder”), under which Ryder will develop and operate two regional distribution centers with the objective of reducing product replenishment times and improving the customer experience. In addition, during the second quarter of fiscal 2021, we also took possession of the first of those two regional distribution centers, an approximately one million square foot facility in Frackville, Pennsylvania.
•In connection with these restructuring and transformation initiatives, during the three and six months ended August 28, 2021, we recorded total expense of $98.2 million and $179.2 million, respectively, including $73.7 million and $121.0 million, respectively, in cost of sales, and $24.5 million and $58.2 million, respectively, in restructuring and transformation initiative expenses in the consolidated statement of operations.

•During the second quarter of fiscal 2021, we amended our asset-based revolving credit facility (the “ABL Facility”). The revised and expanded ABL Facility increased our capacity from $850 million to $1.0 billion with improvements to borrowing terms and financial covenants. Among other things, this amendment reflects an improved cost structure, and extends the expiration date of the amended agreement from 2023 to 2026.

•During the six months ended August 28, 2021 and August 29, 2020, we repurchased approximately 8.9 million and 0.5 million shares, respectively, of our common stock, at a total cost of approximately $287.6 million and $3.0 million, respectively.

Table of Contents`

•Net loss for the three months ended August 28, 2021 was $73.2 million, or $0.72 per diluted share, compared with net earnings of $217.9 million, or $1.75 per diluted share, for the three months ended August 29, 2020. Net loss for the three months ended August 28, 2021 included a net unfavorable impact of $0.76 per diluted share associated with restructuring and other transformation initiatives, non-cash impairments, loss on sale of business, and loss on debt extinguishment, partially offset by a gain on the sale of property, as well as the associated tax effects. Net earnings for the three months ended August 29, 2020 included a net favorable impact of $1.25 per diluted share related to the gain on sale of business, gain on extinguishment of debt and decrease in the incremental inventory reserve for future markdowns recorded in fiscal 2019, partially offset by non-cash impairment charges and charges associated with restructuring program and transformation initiatives, as well as the associated tax effects.

•Net loss for the six months ended August 28, 2021 was $124.1 million, or $1.19 per diluted share, compared with net loss of $84.4 million, or $0.68 per diluted share, for the six months ended August 29, 2020. Net loss for the six months ended August 28, 2021 included a net unfavorable impact of $1.27 per diluted share associated with restructuring and other transformation initiatives, non-cash impairments, loss on sale of business, and loss on debt extinguishment, partially offset by a gain on the sale of property, as well as the associated tax effects. Net loss for the six months ended August 29, 2020 included a net favorable impact of $0.78 per diluted share associated with the gain on sale of business, gain on extinguishment of debt and decrease in the incremental inventory reserve for future markdowns recorded in fiscal 2019, partially offset by non-cash impairments and charges recorded in connection with the restructuring program and transformation initiatives, as well as the associated tax effects.

Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. That same month, as a result of the COVID-19 pandemic, the Company began to temporarily close certain store locations that did not have a health and personal care department, and as of March 23, 2020, all of the Company's retail stores across the U.S. and Canada were temporarily closed except for most stand-alone buybuy BABY and Harmon stores, subject to state and local regulations. In May 2020, the Company announced a phased approach to re-open its stores in compliance with relevant government directives, and as of the end of July 2020, nearly all of its stores re-opened. During portions of fiscal 2021, a limited number of stores in Canada either closed temporarily or continued to operate under restrictions in compliance with local governmental orders. As of August 28, 2021, all of the Company's stores were operating without restriction.

The COVID-19 pandemic materially adversely impacted the Company’s results of operations and cash flows for the three and six months ended August 29, 2020. In addition, numerous significant uncertainties continue to surround the pandemic and its ultimate impact on the Company, including:
•the timing and extent of recovery in consumer traffic and spending;
•potential delays, interruptions and disruptions in our supply chain, including higher freight charges;
•labor shortages and competition for talent;
•the extent of dissemination and adoption of COVID-19 vaccines and their effectiveness against COVID-19 and its evolving strains, some of which may be more transmissible or virulent than the initial strain; and
•additional widespread resurgences in COVID-19 infections, including evolving safety protocols such as requirements for proof of vaccination in certain of our markets.
Further discussion of the risks and uncertainties posed by the COVID-19 pandemic is included in “Risk Factors” under Part II, Item 1A of this Form 10-Q and Part I, Item 1A of the Company’s 2020 Form 10-K.

Table of Contents`

Results of Operations
Net Sales

Net sales for the three months ended August 28, 2021 were $1.985 billion, a decrease of approximately $703.3 million, or approximately 26.2% compared with the three months ended August 29, 2020. Net sales for the six months ended August 28, 2021 were $3.939 billion, a decrease of $56.9 million, or approximately 1.4%, compared with net sales of $3.995 billion for the corresponding six months last year. Excluding the impact of the business divestitures described above, which represented net sales of $449.5 million for the three months ended August 29, 2020, net sales for our four core banners for the three months ended August 28, 2021 decreased by 11.3% compared with the three months ended August 29, 2020. Excluding the impact of the business divestitures described above, which represented net sales of $628.5 million for the six months ended August 29, 2020, net sales for our four core banners for the six months ended August 28, 2021 increased by 17.0% compared with the six months ended August 29, 2020.

In addition, beginning March 23, 2020, of the majority of the Company’s stores due to the COVID-19 pandemic, except for most stand-alone BABY and Harmon stores, which remained open during such period, subject to state and local regulations. Most of the Company's stores had reopened by the end of July of 2020; however, during portions of the remainder of fiscal 2020 and in the first six months of fiscal 2021, a limited number of stores in Canada either closed temporarily or continued to operate under restrictions in compliance with local governmental orders. As of August 28, 2021, all of the Company's stores were operating without restriction.

Sales consummated on a mobile device while physically in a store location and BOPIS orders are recorded as customer facing digital channel sales. Customer orders taken in-store by an associate through The Beyond Store, our proprietary, web-based platform, are recorded as in-store sales. Prior to implementation of BOPIS and contactless Curbside Pickup services, customer orders reserved online and picked up in a store were recorded as in-store sales. Sales originally consummated from customer facing digital channels and subsequently returned in-store are recorded as a reduction of in-store sales. Net sales consummated through digital channels represented approximately 34.0% and 36.0%, respectively, of our sales for the three and six months ended August 28, 2021 compared with approximately 33.3% and 40.0%, respectively, of our sales for the three and six months ended August 29, 2020.

As a result of the extended closure of the majority of our stores in the first quarter of fiscal 2020, as well as the month of June in the second quarter of fiscal 2020, due to the COVID-19 pandemic and our policy of excluding extended store closures from our comparable sales calculation, we believe that comparable sales* was not a meaningful metric for the first quarter of fiscal 2020 as well as for the month of June 2020 and, therefore, are not a meaningful metric for the three and six months ended August 28, 2021 and August 29, 2020.
* Comparable sales normally include sales consummated through all retail channels that have been operating for twelve full months following the opening period (typically four to six weeks), excluding the impact of store network optimization program. We are an omnichannel retailer with capabilities that allow a customer to use more than one channel when making a purchase, including in-store, online, with a mobile device or through a customer contact center, and have it fulfilled, in most cases, either through in-store customer pickup or by direct shipment to the customer from one of our distribution facilities, stores or vendors.
Sales of domestics merchandise and home furnishings accounted for approximately 39.8% and 60.2% of net sales, respectively, for the three months ended August 28, 2021, and approximately 37.5% and 62.5% of net sales, respectively, for the three months ended August 29, 2020. Sales of domestics merchandise and home furnishings accounted for approximately 38.9% and 61.1% of net sales, respectively, for the six months ended August 28, 2021 and approximately 35.2% and 64.8% of net sales, respectively, for the six months ended August 29, 2020.

Table of Contents`
Gross Profit

Gross profit for the three months ended August 28, 2021 was $601.1 million, or 30.3% of net sales compared, with $987.5 million, or 36.7% of net sales, for the three months ended August 29, 2020. Gross profit for the six months ended August 28, 2021 was $1.235 billion, or 31.4% of net sales, compared with $1.336 billion, or 33.4% of net sales, for the six months ended August 29, 2020. Gross profit margin as a percentage of net sales for the three and six months ended August 28, 2021 compared with the three and six months ended August 29, 2020 was negatively impacted by markdown activity associated with inventory being removed from our assortment in connection with the launches of new Owned Brands and, to a lesser extent, the redefinition of certain existing Owned Brands. Gross profit for the three and six months ended August 28, 2021 included the impact of $73.7 million and $121.0 million, respectively, of higher markdowns on inventory sold in the three and six month periods, as well as an adjustment to reduce its estimated realizable value inventory on hand as of August 28, 2021 that will be removed from the product assortment as part of these initiatives. In addition, higher freight expenses, both for inbound product shipments and direct-to-customer fulfillment and in part due to industry wide, global supply chain challenges, also negatively impacted the gross margin in the three and six months ended August 28, 2021 compared with the prior year and these factors offset the favorable impacts of product mix from our new Owned Brands and a more normalized mix of digital sales.

Selling, General and Administrative Expenses

SG&A for the three months ended August 28, 2021 was $653.0 million, or 32.9% of net sales, compared with $850.2 million, or 31.6% of net sales, for the three months ended August 29, 2020. SG&A for the six months ended August 28, 2021 was $1.312 billion, or 33.3% of net sales, compared with $1.574 billion, or 39.4% of net sales, for the six months ended August 29, 2020. The decrease in SG&A for the three and six months ended August 28, 2021 compared with the three and six months ended August 29, 2020 was primarily attributable to cost reductions including divestitures of non-core assets and lower rent and occupancy expenses as a result of our fleet optimization program.

In addition, during the three and six months ended August 28, 2021, we recorded credits of approximately $2.3 million and $4.7 million, respectively, as an offset to selling, general and administrative expenses as a result of the employee retention credits made available under the CARES Act for U.S. employees and under the Canada Emergency Wage Subsidy for Canadian employees. During three and six months ended August 29, 2020, we recorded credits of approximately $4.4 million and $27.3 million, respectively.

Impairments

Impairments for the three and six months ended August 28, 2021, were $7.6 million and $16.7 million, respectively, compared with $29.2 million and $114.4 million, respectively, during the comparable periods last year. Impairment charges for the three months ended August 28, 2021 and August 29, 2020 included $7.0 million and $2.0 million, respectively, relating to certain store-level assets (including leasehold improvements and operating lease assets) and tradename impairments of $0.6 million and $27.2 million, respectively. Impairment charges for the six months ended August 28, 2021 and August 29, 2020 included $14.0 million and $82.4 million, respectively, relating to certain store-level assets (including leasehold improvements and operating lease assets) and tradename impairments of $2.7 million and $32.7 million, respectively.

Restructuring and Transformation Initiative Expenses

During the three and six months ended August 28, 2021, restructuring and transformation initiative expenses were $24.5 million and $58.2 million, respectively, primarily related to costs recorded in connection with the store network optimization program described above, as well as costs associated with other transformation initiatives. During the three and six months ended August 29, 2020, restructuring and transformation initiative expenses were $27.1 million, primarily related to severance costs recorded in connection with the workforce reduction program (See “Restructuring and Transformation Initiative Expenses,” Note 17 to the accompanying consolidated financial statements).

Loss (Gain) on Sale of Business

During the three and six months ended August 28, 2021, we recognized approximately $0.1 million and $4.1 million, respectively, of loss on the sale of businesses, associated with certain working capital and other adjustments related to the fiscal 2020 divestitures. During the three and six months ended August 29, 2020, we recognized a gain of approximately $189.5 million on the sale of businesses related to the fiscal 2020 divestitures.

Table of Contents`
Operating (Loss) Profit

Operating loss for the three months ended August 28, 2021 was $84.1 million, or 4.2% of net sales, compared with an operating profit of $270.5 million, or 10.1% of net sales, during the comparable period last year. Operating loss for three months ended August 28, 2021 included the impact of pre-tax charges of $73.7 million included in gross profit associated with the transition of our product assortment, primarily related to launches of new Owned Brands, as well as $24.5 million associated with restructuring and other transformation initiatives, $7.6 million for non-cash impairments, $0.1 million for loss on sale of business and $0.1 million for losses on debt extinguishments (each as discussed above or below). The remaining change in operating loss as a percentage of net sales for the three months ended August 28, 2021 was primarily due to the effects of both lower gross margin and an increase in selling, general and administrative expenses as a percentage of sales in fiscal 2021.

For the six months ended August 28, 2021, operating loss was $156.0 million, or 4.0% of net sales, compared with an operating loss of $190.4 million, or 4.8% of net sales, for the six months ended August 29, 2020. Operating loss for six months ended August 28, 2021 included the impact of pre-tax charges of $121.0 million included in gross profit associated with the transition of our product assortment to Owned Brands, as well as $58.2 million associated with restructuring and other transformation initiatives, $16.7 million for non-cash impairments, $4.1 million for loss on sale of business, and $0.4 million for losses on debt extinguishments (each as discussed above or below). The remaining change in operating loss as a percentage of net sales for the six months ended August 28, 2021 was primarily due to the effect of store closures in the first six months of fiscal 2020.

Interest Expense, net

Interest expense, net for the three and six months ended August 28, 2021 was $16.1 million and $32.1 million, respectively, compared with $23.4 million and $40.5 million, respectively, for the three and six months ended August 29, 2020. For the three and six months ended August 28, 2021 the decrease in interest expense, net was primarily driven by decreased interest costs attributable to our revolving credit facilities and the impact of the repurchase of a portion of our senior unsecured notes in 2020.

(Loss) Gain on Extinguishment of Debt

Loss on extinguishment of debt for the three and six months ended August 28, 2021 of $0.1 million and $0.4 million, respectively, related to partial repayment of senior unsecured notes. During the three and six months ended August 29, 2020, the Company recorded a $77.0 million gain on the repurchase of approximately $75.0 million principal amount of 4.915% senior unsecured notes due August 1, 2034 and $225.0 million principal of 5.165% senior unsecured notes due August 1, 2044.

Income Taxes

The effective tax rate for the three months ended August 28, 2021 was 27.0%, compared with 32.8% for the three months ended August 29, 2020. For the three months ended August 28, 2021, the effective tax rate reflects the impact of charges for restructuring and transformation initiatives as well as a benefit under the provisions of the CARES Act. For the three months ended August 29, 2020, the effective tax rate included the impact of impairment charges for leasehold improvements and lease assets and other discrete tax items.

The effective tax rate for the six months ended August 28, 2021 was 34.2%, compared with 45.2% for the six months ended August 29, 2020. For the six months ended August 28, 2021, the effective tax rate reflects the impact of charges for restructuring and transformation initiatives as well as a benefit under the provisions of the CARES Act. For the six months ended August 29, 2020, the effective tax rate included the impact of impairment charges for leasehold improvements and lease assets, a $43.0 million benefit related to fiscal 2019 net operating loss carry-back under the CARES Act, and other discrete tax items.

On March 27, 2020, the CARES Act was enacted in the United States, which provided for certain changes to tax laws, which impacted the Company’s results of operations, financial position and cash flows. The Company implemented certain provisions of the CARES Act, such as deferring employer payroll taxes and utilizing the ability to carry back and deduct losses to offset prior income in previously filed tax returns. As of both August 28, 2021 and February 27, 2021, the Company has deferred $3.1 million of employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022. During the three and six months ended August 28, 2021, under the CARES Act, the Company recorded income tax benefits of $0.6 million and $16.2 million, respectively, as a result of the fiscal 2020 and fiscal 2019 net operating losses were carried back to prior years during which the federal tax rate was 35%. Under the CARES Act, during the three months ended August 29, 2020, the Company did not record an income tax benefit and during the six months ended August 29, 2020, the Company recorded an income tax benefit of $43.0 million.

Table of Contents`
Potential volatility in the effective tax rate from year to year may occur as we are required each year to determine whether new information changes the assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net (Loss) Earnings

As a result of the factors described above, net loss for the three months ended August 28, 2021 was $73.2 million, or $0.72 per diluted share, compared with net earnings of $217.9 million, or $1.75 per diluted share, for the three months ended August 29, 2020. Net loss for the three months ended August 28, 2021 included a net unfavorable impact of $0.76 per diluted share associated with restructuring and other transformation initiatives, non-cash impairments, loss on sale of business, and loss on debt extinguishment, partially offset by a gain on the sale of property (each as discussed above), as well as the associated tax effects. Net earnings for the three months ended August 29, 2020 included a net favorable impact of $1.25 per diluted share related to the gain on sale of business, gain on extinguishment of debt and decrease in the incremental inventory reserve for future markdowns recorded in fiscal 2019, partially offset by non-cash impairment charges and charges associated with restructuring program and transformation initiatives (each as discussed above), as well as the associated tax effects.

As a result of the factors described above, net loss for the six months ended August 28, 2021 was $124.1 million, or $1.19 per diluted share, compared with net loss of $84.4 million, or $0.68 per diluted share for the six months ended August 29, 2020. Net loss for the six months ended August 28, 2021 included a net unfavorable impact of $1.27 per diluted share associated with restructuring and other transformation initiatives, non-cash impairments, loss on sale of business, and loss on debt extinguishment, partially offset by a gain on the sale of property (each as discussed above), as well as the associated tax effects. Net loss for the six months ended August 29, 2020 included a net favorable impact of $0.78 per diluted share associated with the gain on sale of business, gain on extinguishment of debt and decrease in the incremental inventory reserve for future markdowns recorded in fiscal 2019, partially offset by non-cash impairments and charges recorded in connection with the restructuring program and transformation initiatives (each as discussed above), as well as the associated tax effects.

Liquidity and Capital Resources

We ended the second quarter of fiscal 2021 in a solid cash position, which we anticipate maintaining, to provide us the flexibility to fund our ongoing initiatives and act upon other opportunities that may arise. As of August 28, 2021, we had approximately $1.0 billion in cash and short-term investment securities, a decrease of approximately $350.0 million as compared with February 27, 2021, which included $240.0 million for share repurchases. We believe that existing and internally generated funds will be sufficient to continue to finance our operations for the next twelve months. In addition, if necessary, we have the ability to borrow under our ABL Facility, subject to customary conditions, including no default, the accuracy of representations and warranties, and borrowing base availability. The ABL Facility matures on August 9, 2026 and provides us with additional liquidity. Our ability to borrow under the ABL Facility is based upon a specified borrowing base consisting of a percentage of our eligible inventory and credit card receivables as defined in the ABL Facility, net of applicable reserves (See “Long Term Debt,” Note 12 to the accompanying consolidated financial statements).

In fiscal 2020, similar to other retailers, we withheld portions of and/or delayed payments to certain of our business partners as we sought to renegotiate payment terms, in order to further maintain liquidity during 2020. In some instances, the renegotiations of lease terms have led to agreements with landlords for rent abatements or rental deferrals. Total payments withheld and/or delayed or deferred as of August 28, 2021 were approximately $4.1 million and are included in current liabilities. During the three and six months ended August 28, 2021, we recognized reduced rent expense of $1.0 million and $2.3 million, respectively, related to rent abatement concessions. Additional negotiations of payment terms are still in process, and there can be no assurance that we will be able to successfully renegotiate payment terms with all such business partners, and the ultimate outcome of these activities including the responses of certain business partners are not yet known. We are also executing on our business transformation program, which is designed to improve our profitability and includes the planned closure of 200 mostly Bed Bath & Beyond stores under our store network optimization program and the introduction of new Owned Brand products in a number of categories.

Our liquidity may continue to be negatively impacted by the uncertainty regarding the spread of COVID-19 and the timing of economic recovery.

Table of Contents`
Capital Expenditures

Capital expenditures for six months ended August 28, 2021 were $149.5 million, and for fiscal 2021 are projected to be approximately $400 million. Our capital expenditures are related to digital and omni-channel capabilities, store remodels and investments in technology across a number of areas including supply chain, merchandising, and finance.

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

Stock Repurchases

During the three and six months ended August 28, 2021, we repurchased approximately 3.5 million and 8.7 million shares, respectively, of our common stock, at a total cost of approximately $101.3 million and $240.0 million, respectively. During the three and six months ended August 29, 2020, we repurchased approximately 0.1 million and 0.5 million shares, respectively, of our common stock, at a total cost of approximately $0.5 million and $3.0 million, respectively. In the first half of fiscal 2021, this primarily consisted of 8.3 million shares, at a total cost of $231.2 million, repurchased under our share repurchase programs as authorized by our Board of Directors, and in both periods included shares repurchased related to employee taxes withheld on vested restricted stock, restricted stock unit awards and performance stock unit awards.

Between December 2004 and April 2021, our Board of Directors authorized, through several share repurchase programs, the repurchase of up to $12.950 billion of our shares of common stock. We also acquire shares of our common stock to cover employee related taxes withheld on vested restricted stock, restricted stock units and performance stock unit awards. Since the initial authorization in December 2004, the aggregate total of common stock repurchased is approximately 242.5 million shares for a total cost of approximately $11.3 billion. We had approximately $1.6 billion remaining of authorized share repurchases as of August 28, 2021.

Decisions regarding share repurchases are within the discretion of the Board of Directors, and are influenced by a number of factors, including the price of our common stock, general business and economic conditions, our financial condition and operating results, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. Our share repurchase program could change, and could be influenced by several factors, including business and market conditions, such as the impact of the COVID-19 pandemic on our business operations or stock price. We review our alternatives with respect to our capital structure on an ongoing basis. Any future share repurchases will be subject to the determination of the Board of Directors, based on an evaluation of our earnings, financial condition and requirements, business conditions and other factors, including the restrictions on share repurchases under the secured asset-based revolving credit facility (See “Long Term Debt,” Note 12 to the accompanying consolidated financial statements).

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

Debt Repurchases

During the three and six months ended August 28, 2021, we purchased approximately $3.1 million and $11.0 million, respectively, aggregate principal amount of our outstanding 3.749% senior unsecured notes due August 1, 2024. During the second quarter of fiscal 2020, we purchased $300.0 million aggregate principal amount of our outstanding 4.915% Senior Notes due 2034 and 5.165% Senior Notes due 2044.

Table of Contents`
Cash Flow

Fiscal 2021 compared with Fiscal 2020

Net cash provided by operating activities for the six months ended August 28, 2021 was $46.0 million, compared with $148.9 million in the corresponding period in fiscal 2020. The year-over-year change in operating cash flow was primarily due to an increase in our net loss from operations and changes in working capital.

Retail inventory, which includes inventory in our distribution facilities for direct to customer shipments, was approximately $1.591 billion at August 28, 2021, a decrease of 4.9% compared with retail inventory at February 27, 2021. We continue to focus on our inventory optimization strategies.

Net cash used in investing activities for the six months ended August 28, 2021 was $174.5 million, compared with net cash provided by investing activities of $552.0 million in the corresponding period of fiscal 2020. For the six months ended August 28, 2021, net cash used in investing activities included $149.5 million of capital expenditures and $30.0 million of purchases of held-to-maturity investment securities, partially offset by $5.0 million in proceeds from the sale of property. For the six months ended August 29, 2020, net cash provided by investing activities was comprised of $386.5 million of redemptions of investment securities and $244.8 million in proceeds from the sale of PMall business, partially offset by $79.3 million of capital expenditures.

Net cash used in financing activities for the six months ended August 28, 2021 was $255.4 million, compared with $255.1 million in the corresponding period of fiscal 2020. Net cash used in financing activities in the six months ended August 28, 2021 was comprised of repurchases of common stock of $240.0 million, of which $231.2 million is related to the Company's share repurchase program, repayments of long-term debt of $11.4 million, payments of deferred financing costs of $3.4 million and dividend payments of $0.6 million. Net cash used in financing activities in the six months ended August 29, 2020 was comprised of repurchases of common stock of $3.0 million, repayments of long-term debt of $221.4 million, payments of deferred financing costs of $7.7 million and dividend payments of $23.0 million.

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

Table of Contents`
Forward-Looking Statements

This Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934 including, but not limited to, our progress and anticipated progress towards our long-term objectives, as well as more generally the status of our future liquidity and financial condition and our outlook for our fiscal 2021 third quarter and for our 2021 fiscal year. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, goal, preliminary, and similar words and phrases, although the absence of those words does not necessarily mean that statements are not forward-looking. Our actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment; risks associated with the COVID-19 pandemic and the governmental responses to it, including its impacts across our businesses on demand and operations, as well as on the operations of our suppliers and other business partners, and the effectiveness of our actions taken in response to these risks; consumer preferences, spending habits and adoption of new technologies; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by us; civil disturbances and terrorist acts; unusual weather patterns and natural disasters; competition from existing and potential competitors across all channels; pricing pressures; liquidity; the ability to achieve anticipated cost savings, and to not exceed anticipated costs, associated with organizational changes and investments, including our strategic restructuring program and store network optimization strategies; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise, logistical costs and other costs and expenses; potential supply chain disruption due to trade restrictions or otherwise, and other factors such as natural disasters, pandemics, including the COVID-19 pandemic, political instability, labor disturbances, product recalls, financial or operational instability of suppliers or carriers, and other items; the ability to find suitable locations at acceptable occupancy costs and other terms to support our plans for new stores; the ability to establish and profitably maintain the appropriate mix of digital and physical presence in the markets we serve; the ability to assess and implement technologies in support of our development of our omnichannel capabilities; the ability to effectively and timely adjust our plans in the face of the rapidly changing retail and economic environment, including in response to the COVID-19 pandemic; uncertainty in financial markets; volatility in the price of our common stock and its effect, and the effect of other factors, including the COVID-19 pandemic, on our capital allocation strategy; risks associated with the ability to achieve a successful outcome for our business concepts and to otherwise achieve our business strategies; the impact of intangible asset and other impairments; disruptions to our information technology systems, including but not limited to security breaches of systems protecting consumer and employee information or other types of cybercrimes or cybersecurity attacks; reputational risk arising from challenges to our or a third party product or service supplier’s compliance with various laws, regulations or standards, including those related to labor, health, safety, privacy or the environment; reputational risk arising from third-party merchandise or service vendor performance in direct home delivery or assembly of product for customers; changes to statutory, regulatory and legal requirements, including without limitation proposed changes affecting international trade; changes to, or new, tax laws or interpretation of existing tax laws; new, or developments in existing, litigation, claims or assessments; changes to, or new, accounting standards; and foreign currency exchange rate fluctuations. Except as required by law, we do not undertake any obligation to update our forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment securities and the ABL Facility. Our market risks at August 28, 2021 are similar to those disclosed in Item 7A of our 2020 Form 10-K.

As of August 28, 2021, our investments include cash and cash equivalents of approximately $970.6 million, short-term investment securities of $30.0 million, and long-term investments in auction rate securities of approximately $19.4 million at weighted average interest rates of 0.01%, 0.03% and 0.08%, respectively. The book value of these investments is representative of their fair values.

Our senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of August 28, 2021, the fair value of the senior unsecured notes was $1.161 billion, which is based on quoted prices in active markets, compared with the carrying value of approximately $1.184 billion.

Table of Contents`
ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of August 28, 2021 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Table of Contents`
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A putative securities class action was filed on April 14, 2020 against our Company and three of our officers and/or directors (Mark Tritton, Mary Winston (the Company’s former Interim Chief Executive Officer) and Robyn D’Elia (the Company’s former Chief Financial Officer and Treasurer)) in the United States District Court for the District of New Jersey (the "New Jersey federal court"). The case, which is captioned Vitiello v. Bed Bath & Beyond Inc., et al., Case No. 2:20-cv-04240-MCA-MAH, asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") on behalf of a putative class of purchasers of our securities from October 2, 2019 through February 11, 2020. The Complaint alleges that certain of our disclosures about financial performance and certain other public statements during the putative class period were materially false or misleading. A similar putative securities class action, asserting the same claims on behalf of the same putative class against the same defendants, was filed on April 30, 2020. That case, captioned Kirkland v. Bed Bath & Beyond Inc., et al., Case No. 1:20-cv-05339-MCA-MAH, is also pending in the United States District Court for the District of New Jersey. On August 14, 2020, the court consolidated the two cases and appointed Kavin Bakhda as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995 (as consolidated, the "Securities Class Action"). Lead plaintiff and additional named plaintiff Richard Lipka filed an Amended Class Action Complaint on October 20, 2020, on behalf of a putative class of purchasers of the Company’s securities from September 4, 2019 through February 11, 2020. Defendants moved to dismiss the Amended Complaint on December 21, 2020.

After a mediation held in August 2021, a settlement in principle was reached between the Company and lead plaintiff in the Securities Class Action. The settlement remains subject to documentation and must be approved by the New Jersey federal court. If the settlement is approved, all claims in the Securities Class Action will be fully resolved and the matter will be dismissed.

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

On June 11, 2021, a third related derivative action was filed on behalf of the Company against certain present and former directors and officers. This Complaint is entitled Michael Anthony v Mark Tritton et. al., Index No. 514167/2021 and was filed in the Supreme Court of the State of New York, Kings County. The claims are essentially the same as in the other two derivative actions. The Company has obtained a consensual stay of this case.

The derivative cases were not included in the August 2021 settlement referred to above, and those matters continue to be stayed through September 30, 2021.

The Company has recorded a liability for the Securities Class Action, based on the agreed settlement amount and insurance coverage available. At this time, the Company is unable to estimate any potential losses that may be incurred for the derivative cases and has not recorded a liability for those matters.

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

General economic factors beyond our control, including the impact of COVID-19, and changes in the economic climate could adversely affect, and have materially adversely affected, and could continue to materially adversely affect, our business, results of operations, financial condition and liquidity.

General economic factors that are beyond our control could adversely affect our business, results, or operations, financial condition and liquidity. These factors include, but are not limited to, housing markets, recession, inflation, deflation, consumer credit availability, consumer debt levels, fuel and energy costs, interest rates, tax rates and policy, unemployment trends, the impact of natural disasters such as pandemics, civil disturbances and terrorist activities, foreign currency exchange rate fluctuations, conditions affecting the retail environment for products sold by us and other matters that influence consumer spending and preferences. Changes in the economic climate and the impact of the COVID-19 pandemic have materially adversely affected, and could continue to materially adversely affect, our business, results of operations, financial condition and liquidity.

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. In an effort to slow the spread of COVID-19, national and local governments in regions in which we operate have enacted various measures, including travel restrictions or bans, restrictions on events and gatherings and various other “social distancing” requirements. In response to COVID-19, we temporarily closed all retail store locations from March 2020 to July 2020 (other than BABY and Harmon Face Values stores) and have since reopened all our stores. Despite the re-opening of stores, the extent, severity and overall duration of the COVID-19 pandemic, including its recent resurgence and the introduction of new variants, are unknown, and the overall impact of COVID-19 has had a material adverse effect, and may continue to have a material adverse effect, on our business and could also result in the recording of additional non-cash impairment charges. In future periods, our business, results of operations, financial condition and liquidity may be materially adversely impacted by reduced store traffic and consumer spending due to, among other things, significant continued unemployment and economic downturn, as well as consumer anxiety regarding shopping in physical stores.

The impacts and potential impacts from the COVID-19 pandemic that could directly or indirectly materially affect our business, results of operations, financial condition and liquidity also include, but are not limited to:

•Potential inability of third parties on which we rely, including our suppliers, commercial banks and other external business partners, to meet their obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, or by travel restrictions and border closures;

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

•Potential impact on our ability to meet our obligations to business partners, including under our secured asset-based revolving credit facility (the "ABL Facility"), which contains a springing minimum fixed charge coverage ratio, customary representations, warranties and affirmative and negative covenants, and under our current lease obligations. We have renegotiated and continue to renegotiate payment terms for goods, services and rent. Similar to other retailers, we have also withheld portions of and/or delayed payments to certain of our business partners as we negotiate revisions to our payment terms, in order to further maintain liquidity given the temporary store closures. There can be no assurance that we will be able to successfully renegotiate payment terms with all such business partners, and the ultimate outcome of these activities, including the responses of all business partners, is not yet known;

•Significant reductions in demand or significant volatility in demand for our products, which have been and may continue to be caused by, among other things, the temporary inability or reluctance of consumers to shop at our stores

Table of Contents`
or buy our products due to illness, quarantine or other travel restrictions, unemployment or other financial hardship, and shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products;

•Disruptions in the financial markets may materially adversely affect the value of our common stock and availability and cost of credit, which could negatively affect our liquidity;

•Delays, interruptions and disruptions in our supply chain and higher shipping charges have and could continue to impact our ability to maintain supplies of products and the costs associated with obtaining products;

•Labor shortages and competition for talent;

•The extent of dissemination and adoption of COVID-19 vaccines and their effectiveness against COVID-19 and its evolving strains, some of which may be more transmissible or virulent than the initial strain; and

•Additional widespread resurgences in COVID-19 infections, including evolving safety protocols such as requirements for proof of vaccination in certain of our markets.

In addition, in September 2021, President Biden announced that the Department of Labor’s Occupational Safety and Health Administration would be developing a new emergency temporary standard, which may include new obligations for certain employers with respect to COVID-19 vaccinations, testing and paid time off. As this standard is still in development, we cannot anticipate the impact it might have on our business and results of operations.

The COVID-19 pandemic continues to evolve rapidly, and the extent of the adverse impact of COVID-19 on the economy and us will depend, in part, on the length and severity of the measures taken to limit the spread of the virus, and, in part, on the size and effectiveness of the compensating measures taken by governments. We are closely monitoring the potential effects and impact on our business, results of operations, financial condition and liquidity. For more information on the impact of COVID-19 on our business, see "Item 1 - Business - Impact of the COVID-19 Pandemic."

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

Table of Contents`
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our purchases of our common stock during the second quarter of fiscal 2021 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly or Announced Plans Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
May 30, 2021 - June 26, 2021	1,230,000	$29.57	1,230,000	$1,681,497,488
June 27, 2021 - July 24, 2021	1,274,800	$29.19	1,274,800	$1,644,288,025
July 25, 2021 - August 28, 2021	974,100	$28.42	974,100	$1,616,604,220
Total	3,478,900	$29.11	3,478,900	$1,616,604,220

(1) Between December 2004 and April 2021, our Board of Directors authorized, through several share repurchase programs, the repurchase of $12.950 billion of our shares of common stock. We have authorization to make repurchases from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations. Shares purchased, as indicated in this table, include shares withheld to cover employee related taxes on vested restricted shares, restricted stock units and performance stock unit awards, as well as shares purchased pursuant to accelerated share repurchase agreements. Our share repurchase program could change, and any future share repurchases will be subject to the determination of the Board of Directors, based on an evaluation of our earnings, financial condition and requirements, business and market conditions and other factors, including the restrictions on share repurchases under our secured asset-based revolving credit facility.
(2) Excludes brokerage commissions paid by the Company, if any.

Table of Contents`
ITEM 6. EXHIBITS

The exhibits to this Report are included herein.

Exhibit No.	Exhibit

10.1
Amended and Restated Credit Agreement, dated as of August 9, 2021, among the Company, certain of the Company’s US and Canadian subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's 8-K filed August 10, 2021)

10.2*	Separation and General Release Agreement Between the Company and Cindy Davis (Dated as of August 30, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page of Bed Bath & Beyond Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 28, 2021, formatted in Inline XBRL (included within Exhibit 101 attachments)
________________

*	Filed herewith.

Table of Contents`
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: September 30, 2021	By:	/s/ Gustavo Arnal
Gustavo Arnal
Chief Financial Officer