Form 10-Q
period 2021-11-27
BED BATH & BEYOND INC
filed 2022-01-06
CIK 886158

Table of Contents`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 27, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer's Common Stock:

Class	Outstanding at November 27, 2021
Common Stock - $0.01 par value	96,337,713

Table of Contents`
BED BATH & BEYOND INC. AND SUBSIDIARIES

Table of Contents`

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	November 27, 2021	February 27, 2021
Assets
Current assets:
Cash and cash equivalents	$509,054	$1,352,984
Merchandise inventories	1,911,859	1,671,909
Prepaid expenses and other current assets	526,540	595,152
Total current assets	2,947,453	3,620,045
Long term investment securities	19,237	19,545
Property and equipment, net	923,977	918,418
Operating lease assets	1,603,536	1,587,101
Other assets	162,435	311,821
Total assets	$5,656,638	$6,456,930

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$908,070	$986,045
Accrued expenses and other current liabilities	649,204	636,329
Merchandise credit and gift card liabilities	313,968	312,486
Current operating lease liabilities	347,721	360,061
Total current liabilities	2,218,963	2,294,921
Other liabilities	69,972	82,279
Operating lease liabilities	1,532,873	1,509,767
Income taxes payable	101,535	102,664
Long term debt	1,179,682	1,190,363
Total liabilities	5,103,025	5,179,994

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—
Common stock - $0.01 par value; authorized - 900,000 shares; issued 344,140 and 343,241, respectively; outstanding 96,338 and 109,621 shares, respectively	3,441	3,432
Additional paid-in capital	2,227,469	2,152,135
Retained earnings	9,825,156	10,225,253
Treasury stock, at cost; 247,802 and 233,620 shares, respectively	(11,454,757)	(11,048,284)
Accumulated other comprehensive loss	(47,696)	(55,600)

Total shareholders' equity	553,613	1,276,936

Total liabilities and shareholders' equity	$5,656,638	$6,456,930
 See accompanying Notes to Consolidated Financial Statements.

Table of Contents`
BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Net sales	$1,877,874	$2,618,472	$5,816,382	$6,613,887

Cost of sales	1,208,954	1,661,905	3,912,699	4,321,294

Gross profit	668,920	956,567	1,903,683	2,292,593

Selling, general and administrative expenses	697,953	890,740	2,009,687	2,461,365

Impairments, including on assets held for sale	1,759	57,997	18,472	172,434

Restructuring and transformation initiative expenses	41,219	16,770	99,400	47,648

Loss (gain) on sale of businesses	14,100	113,909	18,221	(75,619)

Operating loss	(86,111)	(122,849)	(242,097)	(313,235)

Interest expense, net	15,772	17,805	47,893	58,347

Loss (gain) on extinguishment of debt	—	—	376	(77,038)

Loss before provision (benefit) for income taxes	(101,883)	(140,654)	(290,366)	(294,544)

Provision (benefit) for income taxes	174,546	(65,213)	110,152	(134,712)

Net loss	$(276,429)	$(75,441)	$(400,518)	$(159,832)

Net loss per share - Basic	$(2.78)	$(0.61)	$(3.90)	$(1.29)
Net loss per share - Diluted	$(2.78)	$(0.61)	$(3.90)	$(1.29)

Weighted average shares outstanding - Basic	99,591	122,885	102,772	123,576
Weighted average shares outstanding - Diluted	99,591	122,885	102,772	123,576

See accompanying Notes to Consolidated Financial Statements.

Table of Contents`
BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Net loss	$(276,429)	$(75,441)	$(400,518)	$(159,832)

Other comprehensive (loss) income:
Change in temporary impairment of auction rate securities, net of taxes	(186)	215	(226)	(397)
Pension adjustment, net of taxes	(1,786)	(5,183)	(1,562)	(5,174)
Reclassification adjustment on settlement of pension plan, net of taxes	9,938	—	9,938	—
Currency translation adjustment	(2,383)	2,332	(246)	5,745
Other comprehensive income (loss)	5,583	(2,636)	7,904	174

Comprehensive loss	$(270,846)	$(78,077)	$(392,614)	$(159,658)

See accompanying Notes to Consolidated Financial Statements.

Table of Contents`
BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(in thousands, unaudited)

	Three Months Ended November 27, 2021
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at August 28, 2021	343,596	$3,436	$2,218,400	$10,101,522	(242,536)	$(11,335,845)	$(53,279)	$934,234
Net loss	—	—	—	(276,429)	—	—	—	(276,429)
Other comprehensive income, net of tax	—	—	—	—	—	—	5,583	5,583
Dividends forfeited	—	—	—	63	—	—	—	63
Issuance of restricted shares, net	270	2	(2)	—	—	—	—	—
Payment and vesting of performance stock units	274	3	(3)	—	—	—	—	—
Stock-based compensation expense, net	—	—	9,074	—	—	—	—	9,074
Accelerated share repurchase program	—	—	—		—	—	—	—
Director fees paid in stock	—	—	—	—	—	—	—	—
Repurchase of common stock, including fees	—	—	—	—	(5,266)	(118,912)	—	(118,912)
Balance at November 27, 2021	344,140	$3,441	$2,227,469	$9,825,156	(247,802)	$(11,454,757)	$(47,696)	$553,613

	Nine Months Ended November 27, 2021
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at February 27, 2021	343,241	$3,432	$2,152,135	$10,225,253	(233,620)	$(11,048,284)	$(55,600)	$1,276,936
Net loss	—	—	—	(400,518)	—	—	—	(400,518)
Other comprehensive income, net of tax	—	—	—	—	—	—	7,904	7,904
Dividends forfeited	—	—	—	421	—	—	—	421
Issuance of restricted shares, net	618	6	(6)	—	—	—	—	—
Payment and vesting of performance stock units	274	3	(3)	—	—	—	—	—
Stock-based compensation expense, net	—	—	27,655	—	—	—	—	27,655
Accelerated share repurchase program	—	—	47,550	—	(200)	(47,550)	—	—
Director fees paid in stock	7	—	138	—	—	—	—	138
Repurchase of common stock, including fees	—	—	—	—	(13,982)	(358,923)	—	(358,923)
Balance at November 27, 2021	344,140	$3,441	$2,227,469	$9,825,156	(247,802)	$(11,454,757)	$(47,696)	$553,613

See accompanying Notes to Consolidated Financial Statements.

Table of Contents`
BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(in thousands, unaudited)

	Three Months Ended November 28, 2020
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at August 29, 2020	343,676	$3,436	$2,183,564	$10,290,896	(217,668)	$(10,718,789)	$(62,099)	$1,697,008
Net loss	—	—	—	(75,441)	—	—	—	(75,441)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,636)	(2,636)
Dividends forfeited	—	—	—	288	—	—	—	288
Forfeiture of restricted shares, net	(192)	(2)	2	—	—	—	—	—
Payment and vesting of performance stock units	—	—	—	—	—	—	—	—
Stock-based compensation expense, net	—	—	7,407	—	—	—	—	7,407
Accelerated share repurchase program	—	—	(132,615)	—	(4,500)	(92,385)	—	(225,000)
Director fees paid in stock	—	—	—	—	—	—	—	—
Repurchase of common stock, including fees	—	—	—	—	(101)	(1,667)	—	(1,667)
Balance at November 28, 2020	343,484	$3,434	$2,058,358	$10,215,743	(222,269)	$(10,812,841)	$(64,735)	$1,399,959

	Nine Months Ended November 28, 2020
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at February 29, 2020	343,683	$3,436	$2,167,337	$10,374,826	(217,155)	$(10,715,755)	$(64,909)	$1,764,935
Net loss	—	—	—	(159,832)	—	—	—	(159,832)
Other comprehensive income, net of tax	—	—	—	—	—	—	174	174
Dividends forfeited	—	—	—	749	—	—	—	749
Forfeiture of restricted shares, net	(542)	(6)	6	—	—	—	—	—
Payment and vesting of performance stock units	343	4	(4)	—	—	—	—	—
Stock-based compensation expense, net	—	—	23,634	—	—	—	—	23,634
Accelerated share repurchase program	—	—	(132,615)	—	(4,500)	(92,385)	—	(225,000)
Director fees paid in stock	—	—	—	—	—	—	—	—
Repurchase of common stock, including fees	—	—	—	—	(614)	(4,701)	—	(4,701)
Balance at November 28, 2020	343,484	$3,434	$2,058,358	$10,215,743	(222,269)	$(10,812,841)	$(64,735)	$1,399,959

See accompanying Notes to Consolidated Financial Statements.

Table of Contents`
BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended
	November 27, 2021	November 28, 2020
Cash Flows from Operating Activities:
Net loss	$(400,518)	$(159,832)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	214,742	262,584
Impairments, including on assets held for sale	18,472	172,434
Stock-based compensation	26,875	23,064
Deferred income taxes	126,437	(43,354)
Loss (gain) on sale of businesses	18,221	(75,619)
Loss (gain) on debt extinguishment	376	(77,038)
Other	(7,516)	128
Decrease (increase) in assets:
Merchandise inventories	(240,522)	(91,235)
Other current assets	60,582	(1,680)
Other assets	(82)	323
Increase (decrease) in liabilities:
Accounts payable	(72,408)	97,713
Accrued expenses and other current liabilities	20,385	97,755
Merchandise credit and gift card liabilities	1,551	(21,199)
Income taxes payable	(1,160)	(8,876)
Operating lease assets and liabilities, net	(16,707)	10,808
Other liabilities	(13,468)	6,426
Net cash (used in) provided by operating activities	(264,740)	192,402

Cash Flows from Investing Activities:
Purchases of held-to-maturity investment securities	(29,997)	—
Redemption of held-to-maturity investment securities	30,000	386,500
Net proceeds from sale of business	—	482,709
Net proceeds from sale of property	5,000	—
Capital expenditures	(232,470)	(117,316)
Net cash (used in) provided by investing activities	(227,467)	751,893

Cash Flows from Financing Activities:
Borrowing of long-term debt	—	236,400
Repayments of long-term debt	(11,355)	(457,827)
Prepayment under share repurchase agreement	—	(132,615)
Repurchase of common stock, including fees	(358,923)	(97,086)
Payment of dividends	(767)	(23,063)
Payment of deferred financing fees	(3,443)	(7,690)
Net cash used in financing activities	(374,488)	(481,881)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(88)	3,328

Net (decrease) increase in cash, cash equivalents and restricted cash	(866,783)	465,742
Change in cash balances classified as held-for-sale	—	4,815
Net (decrease) increase in cash, cash equivalents and restricted cash	(866,783)	470,557

Cash, cash equivalents and restricted cash:
Beginning of period	1,407,224	1,023,650
End of period	$540,441	$1,494,207
See accompanying Notes to Consolidated Financial Statements.

Table of Contents`
BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1) BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of November 27, 2021 and February 27, 2021 and the results of its operations, shareholders' equity, and comprehensive (loss) income for the three and nine months ended November 27, 2021 and November 28, 2020 and its cash flows for the nine months ended November 27, 2021 and November 28, 2020.

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

For fiscal 2021, the Company is accounting for its operations as one operating segment, North American Retail. For fiscal 2020, until the divestiture of Linen Holdings in October 2020, the Company accounted for its operations as two operating segments: North American Retail and Institutional Sales (which was comprised of Linen Holdings), which did not meet the quantitative thresholds under U.S. generally accepted accounting principles and, therefore, was not a reportable segment. Net sales outside of the U.S. for the Company were not material for the three and nine months ended November 27, 2021 and November 28, 2020. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

2) IMPACT OF THE COVID-19 PANDEMIC

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. That same month, as a result of the COVID-19 pandemic, the Company began to temporarily close certain store locations that did not have a health and personal care department, and as of March 23, 2020, all of the Company's retail stores across the U.S. and Canada were temporarily closed except for most stand-alone buybuy BABY and Harmon stores, subject to state and local regulations. In May 2020, the Company announced a phased approach to re-open its stores in compliance with relevant government directives, and as of the end of July 2020, nearly all of its stores re-opened. During portions of fiscal 2021, a limited number of stores in Canada either closed temporarily or continued to operate under restrictions in compliance with local governmental orders. As of November 27, 2021, all of the Company's stores were operating without restriction subject to compliance with mask and vaccine requirements.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the United States, which provided for certain changes to tax laws, which impacted the Company’s results of operations, financial position and cash flows. The Company implemented certain provisions of the CARES Act, such as deferring employer payroll taxes and utilizing the ability to carry back and deduct losses to offset prior income in previously filed tax returns. As of both November 27, 2021 and February 27, 2021, the Company has deferred $3.1 million of employer payroll taxes, of which approximately 50% was deposited during December 2021 with the remaining 50% required to be deposited by December 2022. During the three and nine months ended November 27, 2021, under the CARES Act, the Company recorded income tax benefits of $2.4 million and $18.6 million, respectively, as a result of the fiscal 2020 and fiscal 2019 net operating losses that were carried back to prior years during which the federal tax rate was 35%. During the three and nine months ended November 28, 2020, under the CARES Act, the Company recorded income tax benefits of $0.7 million and $43.7 million, respectively.

Table of Contents`

In addition, during the three and nine months ended November 27, 2021, the Company recorded credits of approximately $0.8 million and $3.7 million, respectively, as an offset to selling, general and administrative expenses as a result of the employee retention credits made available under the CARES Act for U.S. employees and under the Canada Emergency Wage Subsidy for Canadian employees. During three and nine months ended November 28, 2020, the Company recorded credits of approximately $1.0 million and $28.3 million, respectively.

The COVID-19 pandemic materially adversely impacted the Company’s results of operations and cash flows for the three and nine months ended November 28, 2020. Numerous uncertainties continue to surround the pandemic and its ultimate impact on the Company. Further discussion of the risks and uncertainties posed by the COVID-19 pandemic is disclosed in “Risk Factors” under Part II, Item 1A of this Form 10-Q and Part I, Item 1A of the Company’s 2020 Form 10-K.

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

Revenues from gift cards, gift certificates and merchandise credits are recognized when redeemed. Gift cards have no provisions for reduction in the value of unused card balances over defined time periods and have no expiration dates. For the nine months ended November 27, 2021 and November 28, 2020, the Company recognized net sales for gift card and merchandise credit redemptions of approximately $60.5 million and $79.4 million, respectively, which were included in merchandise credit and gift card liabilities on the consolidated balance sheet as of February 27, 2021 and February 29, 2020, respectively.

Sales returns are provided for in the period that the related sales are recorded based on historical experience. Although the estimate for sales returns has not varied materially from historical provisions, actual experience could vary from historical experience in the future if the level of sales return activity changes materially. In the future, if the Company concludes that an adjustment is required due to material changes in the returns activity, the liability for estimated returns and the corresponding right of return asset will be adjusted accordingly. As of November 27, 2021 and February 27, 2021, the Company recorded a liability for estimated returns of $32.0 million and $36.2 million, respectively, in accrued expenses and other current liabilities, and the corresponding right of return asset for merchandise of $19.6 million and $23.4 million, respectively, in prepaid expenses and other current assets.

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 37.6% and 62.4% of net sales, respectively, for the three months ended November 27, 2021, and approximately 35.7% and 64.3% of net sales, respectively, for the three months ended November 28, 2020. Sales of domestics merchandise and home furnishings accounted for approximately 38.4% and 61.6% of net sales, respectively, for the nine months ended November 27, 2021, and approximately 35.4% and 64.6% of net sales, respectively, for the nine months ended November 28, 2020.

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
The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The book value of the Company's financial instruments, excluding long term debt, is representative of their fair values. The Company’s investment securities at November 27, 2021 consisted primarily of U.S. Treasury securities, which are stated at amortized cost and are based on quoted prices in active markets for identical instruments (Level 1 valuation). As of November 27, 2021 and February 27, 2021, the fair value of the Company’s long term debt was approximately $1.097 billion and $1.118 billion, respectively, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared with the carrying value of approximately $1.184 billion and $1.195 billion, respectively.

The Company does not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (See "Investment Securities," Note 6).

5) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $138.9 million and $64.0 million as of November 27, 2021 and February 27, 2021, respectively.

There was no short-term restricted cash as of November 27, 2021. Short-term restricted cash of $5.0 million, as of February 27, 2021, is included in prepaid expenses and other current assets on the consolidated balance sheet. Long-term restricted cash of $31.4 million and $49.2 million, respectively, as of November 27, 2021 and February 27, 2021, respectively, is included in other long-term assets on the consolidated balance sheet.

Table of Contents`
6) INVESTMENT SECURITIES

The Company’s investment securities as of November 27, 2021 and February 27, 2021 are as follows:

(in millions)	November 27, 2021	February 27, 2021
Available-for-sale securities:
Long term	$19.1	$19.4

Held-to-maturity securities:
Short term	—	—
Total investment securities	$19.1	$19.4

Auction Rate Securities

As of November 27, 2021 and February 27, 2021, the Company’s long term available-for-sale investment securities represented approximately $20.3 million par value of auction rate securities, less temporary valuation adjustments of approximately $1.1 million and $0.8 million, respectively, consisting of preferred shares of closed end municipal bond funds. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings.

U.S. Treasury Securities

As of November 27, 2021 and February 27, 2021, the Company had no short-term held-to-maturity securities, consisting of U.S. Treasury Bills with remaining maturities of less than one year. These securities are stated at their amortized cost, which approximates fair value based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation).

7) IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are separately presented in the appropriate asset and liability sections of the balance sheet (See "Assets Held for Sale and Divestitures," Note 18). For the three and nine months ended November 27, 2021, the Company recorded $1.6 million and $15.6 million, respectively, of non-cash pre-tax impairment charges in impairments in its consolidated statement of operations for certain store-level assets, including leasehold improvements and operating lease assets. For the three and nine months ended November 28, 2020, the Company recorded $1.6 million and $84.0 million, respectively, of non-cash pre-tax impairment charges in impairments, including on assets held for sale, in its consolidated statement of operations for certain store-level assets, including leasehold improvements and operating lease assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

8) PROPERTY AND EQUIPMENT

As of November 27, 2021 and February 27, 2021, included in property and equipment, net is accumulated depreciation of approximately $1.8 billion and $1.7 billion, respectively.

9) LEASES

The Company leases retail stores, distribution facilities, offices and equipment under agreements expiring at various dates through 2041. The leases provide for original lease terms that generally range from 10 to 15 years and most leases provide for a series of five year renewal options, often at increased rents, the exercise of which is at the Company’s sole discretion. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial for the three and nine months ended November 27, 2021 and November 28, 2020), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

Table of Contents`

The Company subleases certain real estate to unrelated third parties, which have all been classified as operating leases. The Company recognizes sublease income on a straight-line basis over the sublease term, which generally ranges from 5 to 10 years. Most sublease arrangements provide for a series of five-year renewal options, the exercise of which are at the Company's sole discretion.

The Company regularly negotiates lease terms with landlords, including in connection with its transformation initiatives. Beginning in the first quarter of 2020, in order to maintain liquidity given temporary store closures as a result of the COVID-19 pandemic (See "Impact of the COVID-19 Pandemic," Note 2), the Company withheld portions of and/or delayed or deferred payments to certain landlords, including in connection with renegotiations of lease terms. In some instances, the renegotiations led to agreements with landlords for rent abatements or rental deferrals. In fiscal 2021, the Company has continued to withhold payments to certain landlords in connection with certain negotiations of payment terms. Total payments withheld and/or delayed or deferred as of November 27, 2021 and February 27, 2021 were approximately $3.0 million and $9.6 million, respectively, and are included in current liabilities.

In accordance with the Financial Accounting Standards Board’s Staff Q&A regarding rent concessions related to the effects of the COVID-19 pandemic, the Company has elected to account for the concessions agreed to by landlords that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee as though enforceable rights and obligations for those concessions existed in the original lease agreements and the Company has elected to not remeasure the related lease liabilities and right-of-use assets. For qualifying rent abatement concessions, the Company has recorded negative lease expense for the amount of the concession during the period of relief, and for qualifying deferrals of rental payments, the Company has recognized a non-interest bearing payable in lieu of recognizing a decrease in cash for the lease payment that would have been made based on the original terms of the lease agreement, which will be reduced when the deferred payment is made in the future. During the three and nine months ended November 27, 2021, the Company recognized reduced rent expense of $0.3 million and $2.6 million, respectively, related to rent abatement concessions. The Company recognized $3.4 million and $7.8 million, respectively, of reduced rent expense during each of the three and nine months ended November 28, 2020.

The components of total lease cost for the three and nine months ended November 27, 2021 and November 28, 2020, were as follows:

(in thousands)	Statement of Operations Location	Three Months Ended		Nine Months Ended
		November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Operating lease cost	Cost of sales and SG&A	$105,230	$152,402	$332,952	$442,120
Finance lease cost:
Depreciation of property	SG&A	—	642	—	1,938
Interest on lease liabilities	Interest expense, net	—	2,234	—	6,692
Variable lease cost	Cost of sales and SG&A	40,753	50,060	112,270	149,755
Sublease income	SG&A	(9,929)	(1,852)	(34,735)	(2,408)
Total lease cost		$136,054	$203,486	$410,487	$598,097

As of November 27, 2021 and February 27, 2021, assets and liabilities related to the Company’s leases were as follows:

(in thousands)	Consolidated Balance Sheet Location	November 27, 2021	February 27, 2021
Assets
Operating leases	Operating lease assets	$1,603,536	$1,587,101
Total lease assets		$1,603,536	$1,587,101

Liabilities
Current:
Operating leases	Current operating lease liabilities	$347,721	$360,061
Noncurrent:
Operating leases	Operating lease liabilities	1,532,873	1,509,767
Total lease liabilities		$1,880,594	$1,869,828

Table of Contents`
As of November 27, 2021, the Company’s lease liabilities mature as follows:

(in thousands)	Operating Leases
Fiscal Year:
Remainder of 2021	$108,467
2022	440,898
2023	377,833
2024	323,075
2025	261,771
2026	191,406
Thereafter	598,862
Total lease payments	$2,302,312
Less imputed interest	(421,718)
Present value of lease liabilities	$1,880,594
At November 27, 2021, the Company has entered into one lease, which has not yet commenced, for a regional distribution center planned to open in fiscal 2022. The aggregate minimum rental payments over the term of the lease of approximately $107.2 million are not included in the above table.
The Company’s lease terms and discount rates were as follows:

	November 27, 2021	February 27, 2021
Weighted-average remaining lease term (in years)
Operating leases	6.9	6.8
Weighted-average discount rate
Operating leases	6.0%	6.4%

Other information with respect to the Company’s leases is as follows:

(in thousands)	Nine Months Ended
	November 27, 2021	November 28, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$340,314	431,679
Operating cash flows for finance leases	—	7,875
Operating lease assets obtained in exchange for new operating lease liabilities	293,824	236,222

10) INCOME TAXES

The effective income tax rate for the three months ended November 27, 2021 was (171.3)% compared with 46.4% for the three months ended November 28, 2020. The effective income tax rate for the three months ended November 27, 2021 reflects the impact of a charge to record a valuation allowance in the fiscal third quarter of $181.5 million, discussed below, as well as a benefit of $2.4 million resulting from an adjustment to the estimated net operating loss incurred in fiscal 2020 which was carried back, under the provisions of the CARES Act, to a year in which the tax rate was 35%. For the three months ended November 28, 2020, the effective tax rate included the impact of impairment charges for leasehold improvements and lease assets, a $0.7 million benefit related to fiscal 2019 net operating loss carry-back under the CARES Act and other discrete tax items.

Table of Contents`
The effective income tax rate for the nine months ended November 27, 2021 was (37.9)% compared with 45.7% for the nine months ended November 28, 2020. The effective income tax rate for the nine months ended November 27, 2021 reflects the impact of a charge to record a valuation allowance in the fiscal third quarter of $181.5 million, discussed below, as well as a benefit of $18.6 million resulting from an adjustment to the estimated net operating loss incurred in fiscal 2020 which was carried back, under the provisions of the CARES Act, to a year in which the tax rate was 35%. For the nine months ended November 28, 2020, the effective tax rate included the impact of impairment charges for leasehold improvements and lease assets, a $43.7 million benefit related to fiscal 2019 net operating loss carry-back under the CARES Act and other discrete tax items.

In assessing the recoverability of its deferred tax assets, the Company evaluates the available objective positive and negative evidence to estimate whether it is more likely than not that sufficient future taxable income will be generated to permit use of existing deferred tax assets in each taxpaying jurisdiction. For any deferred tax asset in excess of the amount for which it is more likely than not that the Company will realize a benefit, the Company establishes a valuation allowance. A valuation allowance is a non-cash charge, and does not limit the Company's ability to utilize its deferred tax assets, including its ability to utilize tax loss and credit carryforward amounts, against future taxable income.

During the three months ended November 27, 2021, the Company concluded that, based on its evaluation of available objective positive and negative evidence, it is no longer more likely than not that its net U.S. federal and state deferred tax assets are recoverable. In assessing the realizability of deferred tax assets, the key assumptions used to determine positive and negative evidence included the Company’s cumulative taxable loss for the past three years, current trends related to actual taxable earnings or losses, and expected future reversals of existing taxable temporary differences, as well as timing and cost of the Company's transformation initiatives and their expected associated benefits. Accordingly, the Company recorded a charge of $181.5 million in the third fiscal quarter of 2021 as a reserve against its net U.S. federal and state deferred tax assets. As of November 27, 2021 and February 27, 2021, the total valuation allowance relative to U.S. federal and state deferred tax assets was $192.0 million and $10.5 million, respectively.

As of November 27, 2021 and February 27, 2021, the Company had also recorded a valuation allowance of $15.5 million relative to the Company's Canadian net deferred tax asset, as the Company did not believe the deferred tax assets in that jurisdiction were more likely than not to be realized.

The amount of the deferred tax assets considered realizable, and the associated valuation allowance, could be adjusted in a future period if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

During the three and nine months ended November 27, 2021, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.

As of November 27, 2021, the Company operated in all 50 states, the District of Columbia, Puerto Rico, Canada and Mexico and files income tax returns in the United States and various state, local and international jurisdictions. The Company is currently under examination by the Internal Revenue Service for the tax year 2014. The Company is open to examination for state, foreign and local jurisdictions with varying statutes of limitations, generally ranging from 3 to 9 years.

11) INDEFINITE LIVED INTANGIBLE ASSETS

Included in other assets in the accompanying consolidated balance sheets as of November 27, 2021 and February 27, 2021, respectively, are $19.1 million and $22.0 million for indefinite lived tradenames and trademarks.

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

Table of Contents`
Indefinite-lived intangible assets were recorded as a result of acquisitions and primarily consist of tradenames. The Company values its tradenames using a relief-from-royalty approach, which assumes the value of the tradename is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the tradename and instead licensed the tradename from another company. During the three and nine months ended November 27, 2021, the Company completed a quantitative impairment analysis for certain of its indefinite lived intangible assets, by comparing the fair value of the tradenames to their carrying value and recognized a non-cash pre-tax tradename impairment charge of $0.2 million and $2.9 million, respectively, in impairments, including on assets held for sale, in its consolidated statements of operations. During the three and nine months ended November 28, 2020, the Company recorded tradename impairment charges of $2.4 million and $35.1 million, respectively, in impairments, including on assets held for sale, in its consolidated statements of operations. As of November 27, 2021, for the remaining indefinite lived intangible assets, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these indefinite lived assets did not exceed their carrying values and concluded no such events or circumstances existed which would require an impairment test be performed. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

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

The Notes were issued under an indenture (the "Base Indenture"), as supplemented by a first supplemental indenture (together, with the Base Indenture, the "Indenture"), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of November 27, 2021.

The Company did not purchase any of its outstanding unsecured notes during the three months ended November 27, 2021. During the nine months ended November 27, 2021, the Company purchased approximately $11.0 million aggregate principal amount of its outstanding 3.749% senior unsecured notes due August 1, 2024. The total consideration paid for the notes accepted for purchase of $11.4 million during the nine months ended November 27, 2021 included accrued and unpaid interest up to, but not including, the early settlement date. The Company recorded a loss on extinguishment of debt of $0.4 million in its consolidated statement of operations for the nine months ended November 27, 2021, including the write off of unamortized debt financing costs related to the extinguished portion of the notes accepted for purchase and reacquisition costs.

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

As of November 27, 2021 and February 27, 2021, unamortized deferred financing costs associated with the Company’s Notes were $4.7 million and $5.0 million, respectively, and are included in long-term debt in the Company's consolidated balance sheets.

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

Table of Contents`
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

As of November 27, 2021, the Company had no loans outstanding under the ABL Facility, but had outstanding letters of credit of $92.2 million.

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

The Amended Credit Agreement contains customary representations and warranties, events of default and financial, affirmative and negative covenants for facilities of this type, including but not limited to a springing financial covenant relating to a fixed charge coverage ratio, and restrictions on indebtedness, liens, investments and acquisitions, asset dispositions, restricted payments and prepayment of certain indebtedness. The Company was in compliance with all covenants related to the Amended Credit Agreement as of November 27, 2021.

As of November 27, 2021 and February 27, 2021, deferred financing costs associated with the Company's ABL Facility were $7.9 million and $6.1 million, respectively, and were recorded in other assets in the Company's consolidated balance sheets.
The Company amortizes deferred financing costs for the Notes and the ABL Facility over their respective terms and such amortization is included in interest expense, net in the consolidated statements of operations. Interest expense related to the Notes and the revolving credit facilities, including the commitment fee and the amortization of deferred financing costs, was approximately $16.1 million and $15.9 million, respectively, for the three months ended November 27, 2021 and November 28, 2020 and $49.0 million and $55.8 million, respectively, for the nine months ended November 27, 2021 and November 28, 2020.

13) SHAREHOLDERS' EQUITY

The Company has authorization to make repurchases of shares of the Company’s common stock from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

Between December 2004 and April 2021, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of up to $12.950 billion of the Company’s shares of common stock. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock, restricted stock units and performance stock unit awards. Since the initial authorization in December 2004, the aggregate total of common stock repurchased is approximately 247.8 million shares for a total cost of approximately $11.5 billion. The Company had approximately $1.5 billion remaining of authorized share repurchases as of November 27, 2021.

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

In connection with its share repurchase program, during the three and nine months ended November 27, 2021, the Company repurchased approximately 5.1 million and 13.4 million shares, respectively, of its common stock, at a total cost of approximately $113.4 million and $344.6 million, respectively, including fees. Additionally, during the three and nine months ended November 27, 2021, the Company repurchased approximately 0.2 million and 0.6 million shares, respectively, of its common stock, to cover employee related taxes withheld on vested restricted stock, restricted stock unit awards and performance stock unit awards, at a total cost of approximately $5.5 million and $14.3 million, respectively.

In the first quarter of fiscal 2020, the Company had postponed share repurchases, but lifted this postponement in October 2020. In October 2020, the Company entered into an accelerated share repurchase agreement with JPMorgan Chase Bank, National Association to repurchase $225.0 million of its common stock, subject to market conditions, which settled in the fourth quarter of fiscal 2020, resulting in the repurchase of a total of 10.8 million shares. In January 2021, the Company entered into a second accelerated share repurchase agreement to repurchase an aggregate $150.0 million of its common stock, subject to market conditions. This resulted in the repurchase of 5.0 million shares in the fourth quarter of fiscal 2020, and an additional 0.2 million shares received upon final settlement in the first quarter of fiscal 2021. During the three and nine months ended November 28, 2020, the Company also repurchased approximately 0.1 million and 0.6 million shares, respectively, of its common stock, to cover employee related taxes withheld on vested restricted stock, restricted stock unit awards and performance stock unit awards, at a total cost of approximately $1.7 million and $4.7 million, respectively.

During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. In March 2020, the Company suspended its future quarterly declarations of cash dividends as a result of the COVID-19 pandemic. During the three and nine months ended November 27, 2021, total cash dividends of $0.1 million and $0.8 million (consisting of dividends paid on restricted shares that vested in fiscal 2021), respectively, were paid. During the three and nine months ended November 28, 2020, total cash dividends of $0.1 million and $23.1 million, respectively, were paid. Any future quarterly cash dividend payments on its common stock will be subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors, including the restrictions on the payment of dividends contained in the Amended Credit Agreement (See “Long Term Debt,” Note 12).

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

Stock-based compensation expense for the three and nine months ended November 27, 2021 was approximately $8.9 million and $26.9 million, respectively. Stock-based compensation expense for the three and nine months ended November 28, 2020 was approximately $7.2 million and $23.1 million, respectively. In addition, the amount of stock-based compensation cost capitalized for the three and nine months ended November 27, 2021 was approximately $0.2 million and $0.8 million, respectively. Stock-based compensation cost capitalized for the three and nine months ended November 28, 2020 was approximately $0.3 million and $0.6 million, respectively.

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

Restricted Stock Awards

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five to seven equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock is based solely on time vesting. As of November 27, 2021, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock awards was $11.4 million, which is expected to be recognized over a weighted average period of 2.3 years.

Changes in the Company’s restricted stock for the nine months ended November 27, 2021 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock awards, beginning of period	935	$34.34
Granted	47	29.58
Vested	(269)	41.02
Forfeited	(164)	29.66
Unvested restricted stock awards, end of period	549	$31.99
Restricted Stock Units ("RSUs")

RSUs are issued and measured at fair market value on the date of grant and generally become vested in one to three equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. RSUs are converted into shares of common stock upon vesting. As of November 27, 2021, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was $33.7 million, which is expected to be recognized over a weighted average period of 2.1 years.

Table of Contents`
Changes in the Company’s RSUs for the nine months ended November 27, 2021 were as follows:

(Shares in thousands)	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units, beginning of period	2,270	$14.04
Granted	1,026	25.59
Vested	(391)	16.58
Forfeited	(306)	21.85
Unvested restricted stock units, end of period	2,599	$17.30

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

Vesting of PSUs awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test from the date of grant, during the performance period and, assuming achievement of the performance-based test, vest at the end of the performance period noted above, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the Company’s estimate of the percentage of the award that will be achieved. The Company evaluates the estimate on these awards on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of November 27, 2021, there was $18.1 million of unrecognized compensation expense associated with these awards, which is expected to be recognized over a weighted average period of 2.3 years.

The fair value of the PSUs granted in fiscal 2021, for which performance during the three-year period will be based on a relative three-year TSR goal relative to a peer group, was estimated on the date of the grant using a Monte Carlo simulation that uses the assumptions noted in the following table.

Nine Months Ended
Monte Carlo Simulation Assumptions	November 27, 2021
Risk Free Interest Rate	0.29%
Expected Dividend Yield	—%
Expected Volatility	52.21%
Expected Term	3 years

Table of Contents`
Changes in the Company’s PSUs for the nine months ended November 27, 2021 were as follows:

(Shares in thousands)	Number of Performance Stock Units	Weighted Average Grant-Date Fair Value
Unvested performance stock units, beginning of period	1,475	$14.36
Granted	635	29.00
Vested	(17)	12.38
Forfeited or performance condition adjustments	(783)	17.44
Unvested performance stock units, end of period	1,310	$19.64

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

RSUs granted as inducement awards are issued and measured at fair market value on the date of grant and generally become vested in one to three equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Changes in the RSUs granted as inducement awards for the nine months ended November 27, 2021 were as follows:

(Shares in thousands)	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units, beginning of period	949	$7.36
Granted	—	—
Vested	(512)	8.43
Forfeited	—	—
Unvested restricted stock units, end of period	437	$6.09

On November 4, 2019, in connection with the appointment of the Company’s President and Chief Executive Officer, the Company also granted inducement awards consisting of 273,735 PSU awards, which are not included above. The PSUs vested over two years, based on performance goals requiring the President and CEO to prepare and deliver to the Board of Directors key objectives and goals for the Company and the strategies and initiatives for the achievement of such objectives and goals, and the President and CEO's provision of updates to the Board of Directors regarding achievement of such goals and objectives. Vesting of the PSUs was also subject, in general, to the President and CEO remaining in the Company’s service through the vesting date of November 4, 2021. On November 2, 2021, the Compensation Committee of the Board of Directors determined that the performance goals established for the awards had been met, and the awards vested in full.

Other than with respect to the vesting terms described above for the inducement awards to the Company's President and Chief Executive Officer, inducement awards are generally subject to substantially the same terms and conditions as awards that are made under the 2018 Plan. As of November 27, 2021, unrecognized compensation expense related to the unvested portion of the Company's inducement awards was $1.9 million and is expected to be recognized over a weighted average period of 1.5 years. Each inducement award recipient must hold at least fifty percent (50%) of the after-tax shares of common stock received pursuant to the inducement awards until they have satisfied the terms of the Company’s stock ownership guidelines.

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
Stock-based awards for the three and nine months ended November 27, 2021 of approximately 2.9 million and 2.9 million shares, respectively, and for the three and nine months ended November 28, 2020 of approximately 1.3 million and 2.3 million shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

Table of Contents`

16) SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of $4.0 million and $5.1 million in the first nine months of fiscal 2021 and 2020, respectively. In addition, the Company made interest payments of approximately $34.5 million and $44.4 million in the first nine months of fiscal 2021 and 2020, respectively.

The Company recorded an accrual for capital expenditures of $39.1 million and $16.2 million as of November 27, 2021 and November 28, 2020, respectively. The Company's accrual for dividends payable was $0.9 million and $2.6 million, respectively, as of November 27, 2021 and November 28, 2020.

17) RESTRUCTURING AND TRANSFORMATION INITIATIVE EXPENSES

Fiscal 2021 Restructuring and Transformation Initiative Expenses

The Company recorded $47.3 million and $226.5 million in its consolidated statements of operations for the three and nine months ended November 27, 2021 for costs associated with restructuring and other transformation initiatives, of which approximately $6.1 million and $127.1 million is included in cost of sales and approximately $41.2 million and $99.4 million is included in restructuring and transformation initiative expenses in the consolidated statements of operations. These charges were comprised of, and classified in the Company’s consolidated statement of operations, as follows:
Cost of Sales
•$6.1 million and $127.1 million for the three and nine months ended November 27, 2021, respectively, related to the Company’s initiatives to introduce certain new proprietary Owned Brand merchandise and, to a lesser extent, to redefine certain existing proprietary Owned Brands and to rationalize product assortment across the Bed Bath & Beyond banner store base. The costs incurred in connection with these activities included higher markdowns on inventory sold in the three and nine month periods of fiscal 2021, as well as an adjustment to reduce to its estimated realizable value inventory on hand as of November 27, 2021 that will be removed from the product assortment as part of these initiatives.
Restructuring and Transformation Initiative Expenses
•Store Closures. During the three and nine months ended November 27, 2021, the Company had store closing activities for 5 and 26 Bed Bath & Beyond stores, respectively, as part of its store network optimization program which commenced in fiscal 2020 and includes the planned closure of approximately 200 mostly Bed Bath & Beyond stores by the end of fiscal 2021, which includes the 144 stores closed in fiscal 2020. As of November 27, 2021, the Company had closed a total of 170 stores under this program, including the 26 store closures in the first nine months of 2021. For the three and nine months ended November 27, 2021, the Company recorded costs associated with planned store closures for which the store closing process has commenced of approximately $6.9 million and $28.3 million, respectively, consisting of lease-related and other costs. At this point, the Company is unable to estimate the amount or range of amounts expected to be incurred in connection with future store closures.
•Other transformation initiatives. During the three and nine months ended November 27, 2021, the Company recorded costs of $34.3 million and $71.1 million, respectively, which include costs recorded in connection with termination of facility leases, including in connection with the store network optimization program described above, as well as costs associated with other transformation initiatives, including technology transformation and business strategy and operating model transformation programs across core functions including merchandising, supply chain and finance.
Fiscal 2020 & 2019 Restructuring Expenses

Additionally, in fiscal 2020 and fiscal 2019, the Company recorded $149.3 million and $102.5 million, respectively, primarily for severance and related costs in conjunction with its transformation initiatives and extensive leadership changes, in selling, general and administrative expenses in its consolidated statement of operations.

As of November 27, 2021, the remaining accrual for severance and related costs related to these various initiatives from fiscal 2020 and 2019 was $13.6 million.

Table of Contents`
18) ASSETS HELD FOR SALE AND DIVESTITURES
Assets Held for Sale

The Company has included businesses classified as held for sale within its continuing operations as their dispositions do not represent a strategic shift that will have a major effect on the Company’s operations and financial results. As of November 27, 2021, the Company did not have any businesses classified as held for sale. As of November 28, 2020, certain assets and liabilities related to Cost Plus World Market were classified as held for sale on the Company's consolidated balance sheet.

Divestitures

Cost Plus World Market. On December 14, 2020, the Company announced that it entered into a definitive agreement to sell Cost Plus World Market to Kingswood Capital Management, a Los Angeles-based private equity firm. On January 15, 2021, the Company completed the sale of Cost Plus World Market. Proceeds from the sale were approximately $63.7 million, subject to certain working capital and other adjustments. The Company recognized a loss on sale of approximately $72.0 million in loss on sale of businesses including impairment of assets held for sale in its consolidated statements of operations for the fiscal year ended February 27, 2021. The $72.0 million loss on sale includes an impairment of $54.0 million recorded in the third quarter of fiscal 2020 to remeasure the disposal group that was classified as held for sale to the lower of carrying value or fair value less costs to sell, recorded in impairments, including on assets held for sale.

Christmas Tree Shops. On October 11, 2020, the Company entered into definitive agreements to sell Christmas Tree Shops ("CTS") to Handil Holdings LLC and to sell one of the CTS distribution facilities to an institutional buyer, with a leaseback term of nine months, to provide business continuity to the Company for some of its operations currently using the facility. These transactions were completed during the third quarter of fiscal 2020, generating approximately $233.3 million in proceeds, subject to certain working capital and other adjustments, and the Company recognized a loss on sale of approximately $53.8 million, which was recorded in loss on sale of businesses including impairment of assets held for sale in its consolidated statements of operations for the fiscal year ended February 27, 2021.

Upon the divestiture of CTS, the Company retained liability for a non-contributory defined benefit pension plan for CTS employees hired on or before July 31, 2003, who met specified age and length-of-service requirements. During the three months ended November 27, 2021, the Company received final approval to terminate the plan, upon which the Company contributed $5.1 million to the plan. Using plan assets, the Company purchased a non-participating group annuity contract for certain participants and made lump sum distributions to all remaining participants. Net periodic pension cost included in the consolidated statement of operations includes the pre-tax release of $13.5 million from other comprehensive income in connection with the settlement of the plan, which is recorded within loss on sale of businesses. The remaining net periodic pension cost recorded during the three and nine months ended November 27, 2021 was not material to the Company’s results of operations.

Linen Holdings. On October 11, 2020, the Company entered into a definitive agreement to sell Linen Holdings to The Linen Group, LLC, an affiliate of Lion Equity Partners. On October 24, 2020, the Company completed the sale of Linen Holdings for approximately $10.1 million, subject to certain working capital and other adjustments, and recognized a loss on the sale of $64.6 million, which was recorded in loss on sale of businesses including impairment of assets held for sale in its consolidated statements of operations for the fiscal year ended February 27, 2021.

PersonalizationMall.com. On February 14, 2020, the Company entered into a definitive agreement to sell PersonalizationMall.com ("PMall") to 1-800-FLOWERS.COM, Inc. for $252.0 million, subject to certain working capital and other adjustments. The buyer was required to close the transaction on March 30, 2020, but failed to do so. Accordingly, the Company had filed an action to require the buyer to close the transaction. On July 20, 2020, the Company entered into a settlement agreement with respect to the litigation. Under this agreement, 1-800-FLOWERS.COM agreed to move forward with its purchase of PMall from the Company for $245.0 million, subject to certain working capital and other adjustments. The transaction closed on August 3, 2020. Net proceeds from the sale of PMall were $244.6 million, subject to certain working capital and other adjustments, and the Company recognized a gain on the sale of approximately $189.3 million, which was recorded in loss on sale of businesses including impairment of assets held for sale in its consolidated statement of operations for the fiscal year ended February 27, 2021. Upon the close of the transaction, Bed Bath & Beyond withdrew the litigation against 1-800-FLOWERS.COM and 800-FLOWERS, INC.

In connection with the sale of PMall, the Company agreed to indemnify 1-800-FLOWERS.COM for certain litigation matters then existing at the time of the close of the transaction, including certain matters for which the Company is entitled to indemnification from the former owner of PMall in connection with the Company's purchase of PMall in fiscal 2016. (See Note 19, “Commitments and Contingencies” for additional information.)

Table of Contents`

One Kings Lane. On April 13, 2020, the Company completed the sale of One Kings Lane ("OKL"). Proceeds from the sale were not material.

During the three and nine months ended November 27, 2021, the Company recognized approximately $14.1 million and $18.2 million of loss on the sale of businesses, respectively, primarily associated with the fiscal 2021 settlement of the CTS pension plan as described above and certain working capital and other adjustments related to the above divestitures.

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

On July 10, 2020, the first of three related shareholder derivative actions was filed in the New Jersey federal court on behalf of the Company against various present and former directors and officers. The case, which is captioned Salu v. Tritton, et al., Case No. 2:20-cv-08673-MCA-MAH (D.N.J.), asserts claims under §§ 10(b) and 20(a) of the Exchange Act and for breach of fiduciary duty, unjust enrichment, and waste of corporate assets under state law arising from the events underlying the securities class actions described above and from the Company’s repurchases of its own shares during the class period pled in the securities cases. The two other derivative actions, which assert similar claims, are captioned Grooms v. Tritton, et al., Case No. 2:20-cv-09610-SDW-RDW (D.N.J.) (filed July 29, 2020), and Mantia v. Fleming, et al., Case No. 2:20-cv-09763-MCA-MAH (D.N.J.) (filed July 31, 2020). On August 5, 2020, the court signed a stipulation by the parties in the Salu case to stay that action pending disposition of a motion to dismiss in the Securities Class Action, subject to various terms outlined in the stipulation. The parties in all three derivative cases have moved to consolidate them and to apply the Salu stay of proceedings to all three actions. The court granted the motion on October 14, 2020, which has been subsequently lifted. On January 4, 2022, the Defendants filed a motion to dismiss this case.

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

The derivative cases were not included in the August 2021 settlement referred to above, and the stay related to those matters has been lifted.

Table of Contents`
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

In connection with the sale of PMall (see Note 18, “Assets held for Sale and Divestitures”), the Company agreed to indemnify 1-800-FLOWERS.COM for certain litigation matters then existing at the time of the close of the transaction, including certain matters for which the Company is entitled to indemnification from the former owner of PMall in connection with the Company's purchase of PMall in fiscal 2016. In the third quarter of fiscal 2021, the Company recorded a liability for one such matter and a corresponding asset based on the Company's assessment of the ability to recover the expected loss under the indemnification provided at the time of its purchase of PMall.

Table of Contents`

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

Table of Contents`
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bed Bath & Beyond Inc. and subsidiaries (the "Company", "we", "our", "us", "ourselves" or the "group") is an omni-channel retailer that makes it easy for our customers to feel at home. We sell a wide assortment of merchandise in the Home, Baby, Beauty & Wellness markets and operate under the names Bed Bath & Beyond, Harmon, Harmon Face Values, or Face Values (collectively, "Harmon"), and buybuy BABY ("BABY"). We also operate Decorist, an online interior design platform that provides personalized home design services. In addition, we are a partner in a joint venture, which operates retail stores in Mexico under the name Bed Bath & Beyond.

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

We are implementing a growth strategy that will harness the power of data and insights to engage customers across our four core banners (Bed Bath & Beyond, buybuy BABY, Harmon and Decorist) in an enterprise-wide plan to accelerate our omni-channel transformation. Our strategy is underpinned by five key pillars of strategic focus and investment: product, price, promise, place and people. Through this approach, we are becoming a digital-first, customer-focused omni-channel retailer with a more curated, inspirational and differentiated product collection across categories, and creating a more convenient and inspirational shopping experience.

In March 2021, we announced our plan to introduce at least eight new Owned Brands during fiscal year 2021. During the first three quarters of fiscal 2021 the following eight Owned Brands were launched:

First Quarter	Second Quarter	Third Quarter
Nestwell™	Our Table™	Studio 3B™
Haven™	Wild Sage™	H For Happy™
Simply Essential™	Squared Away™

Table of Contents`
The assortment for these Owned Brands includes thousands of new products across our key Destination Categories of Bed, Bath, Kitchen Food Prep, Home Organization, and Indoor Decor. We also continue to redefine certain of our existing proprietary Owned Brands, such as Bee & Willow™ and Marmalade™, including new brand imagery and packaging as well as refined product assortment and presentation.

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

As part of our business transformation plan, we are also pursuing a comprehensive cost restructuring program, to drive improved financial performance over the next two-to-three years. We expect to reinvest a portion of the expected cost savings into future growth initiatives. Key components of the expected financial improvement include:

•Approximately $100 million in annual savings from our previously disclosed store network optimization program which includes the planned closure of approximately 200 mostly Bed Bath & Beyond stores by the end of fiscal 2021, including the 144 stores closed in fiscal 2020. During the three months ended November 27, 2021, we closed 5 stores (bringing the total store closures to 170 since the program's inception) and expect to close an additional 35 Bed Bath & Beyond stores by the end of fiscal 2021 (not including the 26 stores closed in the first nine months of fiscal 2021). We continue to believe that our physical store channel is an asset for our transformation into a digital-first company, especially with new omni-fulfillment capabilities in BOPIS, Curbside Pickup, Same Day Delivery and fulfill-from-store.

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

In connection with the above restructuring and transformation initiatives, during the three and nine months ended November 27, 2021, we recorded total expense of $47.3 million and $226.5 million, respectively, including $6.1 million and $127.1 million, respectively, in cost of sales associated with the transition of our product assortment to Owned Brands and, to a lesser extent, to redefine certain existing proprietary Owned Brands, as well as $41.2 million and $99.4 million, respectively, in restructuring and transformation initiative expenses for costs associated with our planned store closures as part of the network optimization plan and other transformation initiatives. At this point, we are unable to estimate the amount or range of amounts expected to be incurred in connection with future restructuring and transformation initiatives, including additional Owned Brand introductions and further store closures, and will provide such estimates as they become available.

Additionally, as part of these efforts, we completed the divestitures of the following banners:

•In December 2020, we entered into a definitive agreement to sell Cost Plus World Market to Kingswood Capital Management, a Los Angeles-based private equity firm.

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

The net proceeds from these transactions have been included in our cash and short-term investments and were reinvested in our core business operations to drive growth, fund share repurchases and reduce our outstanding debt.

Table of Contents`
During the three and nine months ended November 27, 2021, we recognized approximately $14.1 million and $18.2 million of loss on the sale of businesses, respectively, primarily associated with the fiscal 2021 settlement of the CTS pension plan (See “Assets Held for Sale and Divestitures,” Note 18 to the accompanying consolidated financial statements) and certain working capital and other adjustments related to the above divestitures. During the three and nine months ended November 28, 2020, we recognized a loss of approximately $113.9 million and a gain of approximately $75.6 million, respectively, on the sale of businesses related to certain of the above divestitures.

Executive Summary

The following represents a summary of key financial results and related business developments for the periods indicated:

•Net sales for the three months ended November 27, 2021 were $1.878 billion, a decrease of approximately 28.3% as compared with the three months ended November 28, 2020. Net sales for the nine months ended November 27, 2021 were $5.816 billion, a decrease of approximately 12.1% as compared with the nine months ended November 28, 2020.
•Excluding the impact of the business divestitures described above, which represented net sales of $432.5 million for the three months ended November 28, 2020, net sales for our four core banners for the three months ended November 27, 2021 decreased by 14.1% compared with the three months ended November 28, 2020. Excluding the impact of the business divestitures described above, which represented net sales of $1.061 billion for the nine months ended November 28, 2020, net sales for our four core banners for the nine months ended November 27, 2021 increased by 4.7% compared with the nine months ended November 28, 2020.
•Comparable sales* for the three months ended November 27, 2021 decreased by approximately 7%, compared to an increase of approximately 2% for the three months ended November 28, 2020.
* See “Results of Operations - Net Sales” in this Management’s Discussion and Analysis for the definition and further information related to Comparable Sales.
•During the third quarter of fiscal 2021, we continued to execute against key initiatives under our transformation program, including:
•Owned Brands. During the third quarter of fiscal 2021 we launched two new Owned Brands – Studio 3B™ and H for Happy™, bringing the total launches of new Owned Brands for the first three quarters of fiscal 2021 to eight.
•Omni-Channel Capabilities. We continued our focus on being a digital-first, omni-always retailer. During the third quarter of fiscal 2021, we announced separate partnerships with DoorDash and Uber to provide on-demand delivery of essential homeware products and items from more than 700 Bed Bath & Beyond locations and nearly 120 BABY locations nationwide. Additionally, in November 2021, we launched our new digital marketplace to build on our existing authority in key Home & Baby categories with an assortment of products from a highly curated selection of third-party brand partners that will be seamlessly integrated into our digital platform.
•Additional Product Initiatives. Our Bed Bath & Beyond banner launched the Home, Happier Team, the brand's first-ever curated advisory panel of industry experts who will serve as "host and hostesses of the home," providing ideas, innovative solutions and compelling content to help customers personalize their living spaces and make it easy to feel at home. Our buybuy BABY banner introduced its “welcome to parenthood” program of in-store and online through educational resources, reimagined shopping experiences, a revised registry, new digital offerings and a new marketing campaign to inspire customers to embrace every aspect of parenthood.
•Store Network Optimization. During the third quarter of fiscal 2021, we closed an additional 5 stores in connection with our store network optimization program, bringing total store closures in the nine months ended November 27, 2021 to 26 and for the overall program to 170.
•Supply Chain Transformation. During the third quarter of fiscal 2021, we started operations at our first regional distribution center, an approximately one million square foot facility in Frackville, Pennsylvania, and executed a lease for our second regional distribution center in California. Ryder Systems, Inc. will operate these two regional distribution centers under a strategic partnership, with the objective of reducing product replenishment times and improving the customer experience.

Table of Contents`
•Strategic Collaboration with The Kroger Co. In November 2021, we announced a strategic collaboration with The Kroger Co. to directly offer Kroger customers an extensive selection of the most sought-after goods for the Home & Baby products carried by the Bed Bath & Beyond and buybuy BABY banners through Kroger.com as well as a small-scale physical store pilot at select Kroger Family of Companies stores beginning in fiscal 2022.

•In connection with these restructuring and transformation initiatives, during the three and nine months ended November 27, 2021, we recorded total expense of $47.3 million and $226.5 million, respectively, including $6.1 million and $127.1 million, respectively, in cost of sales, and $41.2 million and $99.4 million, respectively, in restructuring and transformation initiative expenses in the consolidated statement of operations.

•During the three and nine months ended November 27, 2021, we repurchased approximately 5.1 million and 13.6 million shares, respectively, of our common stock under the share repurchase plan approved by our Board of Directors, at a total cost of approximately 113.4 million and $392.2 million, respectively. During the third quarter of fiscal 2021, we announced that we expect to complete our $1 billion three-year repurchase plan by the end of fiscal 2021, two years ahead of schedule.

•Net loss for the three months ended November 27, 2021 was $276.4 million, or $2.78 per diluted share, compared with net loss of $75.4 million, or $0.61 per diluted share, for the three months ended November 28, 2020. Net loss for the three months ended November 27, 2021 included a net unfavorable impact of $2.53 per diluted share associated with restructuring and other transformation initiatives, non-cash impairments and loss on sale of business, and the impact of recording a valuation allowance against the Company's U.S. federal and state deferred tax assets (See “Income Taxes,” Note 10 to the accompanying consolidated financial statements). Net earnings for the three months ended November 28, 2020 included a net favorable impact of $0.69 per diluted share related to the gain on sale of business, gain on extinguishment of debt and decrease in the incremental inventory reserve for future markdowns recorded in fiscal 2019, partially offset by non-cash impairment charges and charges associated with restructuring program and transformation initiatives, as well as the associated tax effects.

•Net loss for the nine months ended November 27, 2021 was $400.5 million, or $3.90 per diluted share, compared with net loss of $159.8 million, or $1.29 per diluted share, for the nine months ended November 28, 2020. Net loss for the nine months ended November 27, 2021 included a net unfavorable impact of $3.74 per diluted share associated with restructuring and other transformation initiatives, non-cash impairments, loss on sale of business and loss on debt extinguishment, partially offset by a gain on the sale of property, and the impact of recording a valuation allowance against the Company's U.S. federal and state deferred tax assets (See “Income Taxes,” Note 10 to the accompanying consolidated financial statements). Net loss for the nine months ended November 28, 2020 included a net favorable impact of $0.09 per diluted share associated with the gain on sale of business, gain on extinguishment of debt and decrease in the incremental inventory reserve for future markdowns recorded in fiscal 2019, partially offset by non-cash impairments and charges recorded in connection with the restructuring program and transformation initiatives, as well as the associated tax effects.

Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. That same month, as a result of the COVID-19 pandemic, we began to temporarily close certain store locations that did not have a health and personal care department, and as of March 23, 2020, all of our retail stores across the U.S. and Canada were temporarily closed except for most stand-alone buybuy BABY and Harmon stores, subject to state and local regulations. In May 2020, we announced a phased approach to re-open our stores in compliance with relevant government directives, and as of the end of July 2020, nearly all of our stores re-opened. During portions of fiscal 2021, a limited number of stores in Canada either closed temporarily or continued to operate under restrictions in compliance with local governmental orders. As of November 27, 2021, all of our stores were operating without restriction subject to compliance with mask and vaccine requirements.

The COVID-19 pandemic materially adversely impacted our results of operations and cash flows for the three and nine months ended November 28, 2020. In addition, numerous significant uncertainties continue to surround the pandemic and its ultimate impact on us, including:
•the timing and extent of recovery in consumer traffic and spending;
•potential delays, interruptions and disruptions in our supply chain, including higher freight charges;
•labor shortages and competition for talent;

Table of Contents`
•the extent of dissemination and adoption of COVID-19 vaccines and their effectiveness against COVID-19 and its evolving strains, some of which may be more transmissible or virulent than the initial strain;
•additional widespread resurgences in COVID-19 infections; and
•evolving safety protocols such as requirements for proof of vaccination or regular testing in certain of our markets.
Further discussion of the risks and uncertainties posed by the COVID-19 pandemic is included in “Risk Factors” under Part II, Item 1A of this Form 10-Q and Part I, Item 1A of our 2020 Form 10-K.

Results of Operations
Net Sales

Net sales for the three months ended November 27, 2021 were $1.878 billion, a decrease of approximately $740.6 million, or approximately 28.3%, compared with net sales of $2.618 billion for the three months ended November 28, 2020. Net sales for the nine months ended November 27, 2021 were $5.816 billion, a decrease of $797.5 million, or approximately 12.1%, compared with net sales of $6.614 billion for the nine months ended November 28, 2020. Excluding the impact of the business divestitures described above, which represented net sales of $432.5 million for the three months ended November 28, 2020, net sales for our four core banners for the three months ended November 27, 2021 decreased by 14.1% compared with the three months ended November 28, 2020, due to the decrease in comparable sales noted below and the impact of fleet optimization. Excluding the impact of the business divestitures described above, which represented net sales of $1.061 billion for the nine months ended November 28, 2020, net sales for our four core banners for the nine months ended November 27, 2021 increased by 4.7% compared with the nine months ended November 28, 2020, as fiscal 2020 was impacted by store closures in the first quarter of fiscal 2020 as a result of the COVID-19 pandemic.

In addition, beginning March 23, 2020, the majority of our stores were closed due to the COVID-19 pandemic, except for most stand-alone BABY and Harmon stores, which remained open during such period, subject to state and local regulations. Most of our stores had reopened by the end of July of 2020; however, during portions of the remainder of fiscal 2020 and in the first six months of fiscal 2021, a limited number of stores in Canada either closed temporarily or continued to operate under restrictions in compliance with local governmental orders. As of November 27, 2021, all of our stores were operating without restriction.

Sales consummated on a mobile device while physically in a store location and BOPIS orders are recorded as customer facing digital channel sales. Customer orders taken in-store by an associate through The Beyond Store, our proprietary, web-based platform, are recorded as in-store sales. Prior to implementation of BOPIS and contactless Curbside Pickup services, customer orders reserved online and picked up in a store were recorded as in-store sales. Sales originally consummated from customer facing digital channels and subsequently returned in-store are recorded as a reduction of in-store sales. Net sales consummated through digital channels represented approximately 35.1% and 35.8%, respectively, of our sales for the three and nine months ended November 27, 2021 compared with approximately 31.2% and 38.0%, respectively, of our sales for the three and nine months ended November 28, 2020.

Comparable sales* for the three months ended November 27, 2021 decreased by approximately 7%, compared to an increase of approximately 2% for the three months ended November 28, 2020. Management attributes a portion of this decline to the lack of inventory availability in key product areas, due in part to supply chain challenges. As a result of the extended closure of the majority of our stores in the first quarter of fiscal 2020, as well as the month of June in the second quarter of fiscal 2020, due to the COVID-19 pandemic and our policy of excluding extended store closures from our comparable sales calculation, we believe that comparable sales was not a meaningful metric for the first quarter of fiscal 2020 as well as for the month of June 2020 and, therefore, are not a meaningful metric for the nine months ended November 27, 2021 and November 28, 2020.
* Comparable sales normally include sales consummated through all retail channels that have been operating for twelve full months following the opening period (typically six to eight weeks), excluding the impact of store network optimization program. We are an omni-channel retailer with capabilities that allow a customer to use more than one channel when making a purchase, including in-store, online, with a mobile device or through a customer contact center, and have it fulfilled, in most cases, either through in-store customer pickup or by direct shipment to the customer from one of our distribution facilities, stores or vendors.
Sales of domestics merchandise and home furnishings accounted for approximately 37.6% and 62.4% of net sales, respectively, for the three months ended November 27, 2021, and approximately 35.7% and 64.3% of net sales, respectively, for the three months ended November 28, 2020. Sales of domestics merchandise and home furnishings accounted for approximately 38.4% and 61.6% of net sales, respectively, for the nine months ended November 27, 2021 and approximately 35.4% and 64.6% of net sales, respectively, for the nine months ended November 28, 2020.

Table of Contents`
Gross Profit

Gross profit for the three months ended November 27, 2021 was $668.9 million, or 35.6% of net sales, compared with $956.6 million, or 36.5% of net sales, for the three months ended November 28, 2020. Gross profit for the nine months ended November 27, 2021 was $1.904 billion, or 32.7% of net sales, compared with $2.293 billion, or 34.7% of net sales, for the nine months ended November 28, 2020. Gross profit margin as a percentage of net sales for the three and nine months ended November 27, 2021 compared with the three and nine months ended November 28, 2020 was negatively impacted by markdown activity associated with inventory being removed from our assortment in connection with the launches of new Owned Brands and, to a lesser extent, the redefinition of certain existing Owned Brands. Gross profit for the three and nine months ended November 27, 2021 included the impact of $6.1 million and $127.1 million, respectively, of higher markdowns on inventory sold in the three and nine month periods, as well as an adjustment to reduce inventory on hand as of November 27, 2021 that will be removed from the product assortment as part of these initiatives to its estimated realizable value. In addition, higher freight expenses, both for inbound product shipments and direct-to-customer fulfillment and in part due to industry wide, global supply chain challenges, also negatively impacted the gross margin in the three and nine months ended November 27, 2021 compared with the prior year, which offset the favorable impacts of product mix from our new Owned Brands and a more normalized mix of digital sales. Additionally, for the three months ended November 27, 2021, gross profit margin as a percentage of net sales was favorably impacted by the implementation of new pricing strategies in the quarter in response to ongoing inflationary pressures and global supply chain challenges, as well as lower clearance activity relative to the first two quarters of fiscal 2021.

Selling, General and Administrative Expenses

SG&A for the three months ended November 27, 2021 was $698.0 million, or 37.2% of net sales, compared with $890.7 million, or 34.0% of net sales, for the three months ended November 28, 2020. SG&A for the nine months ended November 27, 2021 was $2.010 billion, or 34.6% of net sales, compared with $2.461 billion, or 37.2% of net sales, for the nine months ended November 28, 2020. The decrease in SG&A for the three and nine months ended November 27, 2021 compared with the three and nine months ended November 28, 2020 was primarily attributable to cost reductions including divestitures of non-core assets and lower rent and occupancy expenses as a result of our fleet optimization program, while the increase in SG&A as a percentage of net sales for the three months ended November 27, 2021 was primarily due to the impact of de-leveraging of SG&A due to the declines in sales noted above.

In addition, during the three and nine months ended November 27, 2021, we recorded credits of approximately $0.8 million and $3.7 million, respectively, as an offset to selling, general and administrative expenses as a result of the employee retention credits made available under the CARES Act for U.S. employees and under the Canada Emergency Wage Subsidy for Canadian employees. During three and nine months ended November 28, 2020, we recorded credits of approximately $1.0 million and $28.3 million, respectively.

Impairments, Including on Assets Held For Sale

Impairments for the three and nine months ended November 27, 2021 were $1.8 million and $18.5 million, respectively, compared with $58.0 million and $172.4 million, respectively, during the comparable periods last year. Impairment charges for both the three months ended November 27, 2021 and November 28, 2020 also included $1.6 million, relating to certain store-level assets (including leasehold improvements and operating lease assets) and tradename impairments of $0.2 million and $2.4 million, respectively. During the third quarter of fiscal 2020, we also recorded a loss on business held for sale of $54.0 million to remeasure Cost Plus World Market to the lower of its carrying value or fair value less costs to sell. Impairment charges for the nine months ended November 27, 2021 and November 28, 2020 included $15.6 million and $84.0 million, respectively, relating to certain store-level assets (including leasehold improvements and operating lease assets) and tradename impairments of $2.9 million and $35.1 million, respectively.

Restructuring and Transformation Initiative Expenses

During the three and nine months ended November 27, 2021, restructuring and transformation initiative expenses were $41.2 million and $99.4 million, respectively, which included costs recorded in connection with termination of facilities leases, including in connection with the store network optimization program described above, as well as costs associated with other transformation initiatives. During the three and nine months ended November 28, 2020, restructuring and transformation initiative expenses were $16.8 million and $47.6 million, respectively, primarily related to severance costs recorded in connection with the workforce reduction program (See “Restructuring and Transformation Initiative Expenses,” Note 17 to the accompanying consolidated financial statements).

Table of Contents`
Loss (Gain) on Sale of Businesses

During the three and nine months ended November 27, 2021, we recognized approximately $14.1 million and $18.2 million, respectively, of loss on the sale of businesses, primarily related to a $13.5 million charge associated with the fiscal 2021 settlement of the CTS pension plan (See "Assets Held for Sale and Divestitures," Note 18 to the accompanying consolidated financial statements), as well as certain working capital and other adjustments related to the fiscal 2020 divestitures. During the three and nine months ended November 28, 2020, we recognized a loss of approximately $113.9 million and a gain of approximately $75.6 million, respectively, on the sale of businesses related to the fiscal 2020 divestitures.

Operating Loss

Operating loss for the three months ended November 27, 2021 was $86.1 million, or 4.6% of net sales, compared with an operating loss of $122.8 million, or 4.7% of net sales, during the comparable period last year. Operating loss for three months ended November 27, 2021 included the impact of pre-tax charges of $6.1 million included in gross profit associated with the transition of our product assortment, primarily related to launches of new Owned Brands, as well as $41.2 million associated with restructuring and other transformation initiatives, $1.8 million for non-cash impairments and $14.1 million for loss on sale of business (each as discussed above or below). The remaining change in operating loss as a percentage of net sales for the three months ended November 27, 2021 was primarily due to the effects of sales decline and an increase in selling, general and administrative expenses as a percentage of sales in fiscal 2021.

For the nine months ended November 27, 2021, operating loss was $242.1 million, or 4.2% of net sales, compared with an operating loss of $313.2 million, or 4.7% of net sales, for the nine months ended November 28, 2020. Operating loss for nine months ended November 27, 2021 included the impact of pre-tax charges of $127.1 million included in gross profit associated with the transition of our product assortment to Owned Brands, as well as $99.4 million associated with restructuring and other transformation initiatives, $18.5 million for non-cash impairments, $18.2 million for loss on sale of business, and $0.4 million for losses on debt extinguishments (each as discussed above or below). The remaining change in operating loss as a percentage of net sales for the nine months ended November 27, 2021 was primarily due to the effect of store closures in the first six months of fiscal 2020.

Interest Expense, net

Interest expense, net for the three and nine months ended November 27, 2021 was $15.8 million and $47.9 million, respectively, compared with $17.8 million and $58.3 million, respectively, for the three and nine months ended November 28, 2020. For the three and nine months ended November 27, 2021 the decrease in interest expense, net was primarily driven by decreased interest costs attributable to our revolving credit facilities and the impact of the repurchase of a portion of our senior unsecured notes in 2020.

(Loss) Gain on Extinguishment of Debt

Loss on extinguishment of debt for the nine months ended November 27, 2021 of $0.4 million related to partial repayment of senior unsecured notes. We did not record a gain or loss on extinguishment during the three months ended November 27, 2021.

During the nine months ended November 28, 2020, we recorded a $77.0 million gain on the repurchase of approximately $75.0 million principal amount of 4.915% senior unsecured notes due August 1, 2034 and $225.0 million principal of 5.165% senior unsecured notes due August 1, 2044. We did not record a gain or loss on extinguishment of debt during the three months ended November 28, 2020.

Income Taxes

The effective tax rate for the three months ended November 27, 2021 was (171.3)%, compared with 46.4% for the three months ended November 28, 2020. For the three months ended November 27, 2021, the effective tax rate reflects the impact of a charge to record a valuation allowance in the fiscal third quarter of $181.5 million, discussed below, charges for restructuring and transformation initiatives as well as a benefit under the provisions of the CARES Act. For the three months ended November 28, 2020, the effective tax rate included the impact of impairment charges for leasehold improvements and lease assets, a $0.7 million benefit related to fiscal 2019 net operating loss carry-back under the CARES Act and other discrete tax items.

Table of Contents`
The effective tax rate for the nine months ended November 27, 2021 was (37.9)%, compared with 45.7% for the nine months ended November 28, 2020. For the nine months ended November 27, 2021, the effective tax rate reflects the impact of a charge to record a valuation allowance in the fiscal third quarter of $181.5 million, discussed below, charges for restructuring and transformation initiatives as well as a benefit under the provisions of the CARES Act. For the nine months ended November 28, 2020, the effective tax rate included the impact of impairment charges for leasehold improvements and lease assets, a $43.7 million benefit related to fiscal 2019 net operating loss carry-back under the CARES Act and other discrete tax items.

In assessing the recoverability of our deferred tax assets, we evaluated the available objective positive and negative evidence to estimate whether it is more likely than not that sufficient future taxable income will be generated to permit use of existing deferred tax assets in each taxpaying jurisdiction. For any deferred tax asset in excess of the amount for which it is more likely than not that we will realize a benefit, we established a valuation allowance. A valuation allowance is a non-cash charge, and does not limit the our ability to utilize our deferred tax assets, including our ability to utilize tax loss and credit carryforward amounts, against future taxable income.

During the three months ended November 27, 2021, we concluded that, based on our evaluation of available objective positive and negative evidence, it is no longer more likely than not that our net U.S. federal and state deferred tax assets are recoverable. In assessing the realizability of deferred tax assets, the key assumptions used to determine positive and negative evidence included our cumulative taxable loss for the past three years, current trends related to actual taxable earnings or losses, and expected future reversals of existing taxable temporary differences, as well as timing and cost of our transformation initiatives and their expected associated benefits. Accordingly, we recorded a charge of $181.5 million in the third fiscal quarter of 2021 as a reserve against our net U.S. federal and state deferred tax assets. As of November 27, 2021, the total valuation allowance relative to U.S. federal and state deferred tax assets was $192.0 million.

The amount of the deferred tax assets considered realizable, and the associated valuation allowance, could be adjusted in a future period if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

On March 27, 2020, the CARES Act was enacted in the United States, which provided for certain changes to tax laws, which impacted our results of operations, financial position and cash flows. We implemented certain provisions of the CARES Act, such as deferring employer payroll taxes and utilizing the ability to carry back and deduct losses to offset prior income in previously filed tax returns. As of both November 27, 2021 and February 27, 2021, we deferred $3.1 million of employer payroll taxes, of which approximately 50% was deposited during December 2021 with the remaining 50% required to be deposited by December 2022. During the three and nine months ended November 27, 2021, under the CARES Act, we recorded income tax benefits of $2.4 million and $18.6 million, respectively, as a result of the fiscal 2020 and fiscal 2019 net operating losses were carried back to prior years during which the federal tax rate was 35%.

Potential volatility in the effective tax rate from year to year may occur as we are required each year to determine whether new information changes our assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net Loss

As a result of the factors described above, net loss for the three months ended November 27, 2021 was $276.4 million, or $2.78 per diluted share, compared with net loss of $75.4 million, or $0.61 per diluted share, for the three months ended November 28, 2020. Net loss for the three months ended November 27, 2021 included a net unfavorable impact of $2.53 per diluted share associated with restructuring and other transformation initiatives, non-cash impairments and loss on sale of business, and the impact of recording a valuation allowance against our U.S. federal and state deferred tax assets (See “Income Taxes,” Note 10 to the accompanying consolidated financial statements). Net loss for the three months ended November 28, 2020 included a net unfavorable impact of $0.69 per diluted share related to the loss on sale of businesses, non-cash impairment charges and charges associated with restructuring program and transformation initiatives (each as discussed above). These charges were partially offset by a reduction in the incremental inventory reserve for future markdowns recorded in fiscal 2019, as well as the associated tax effects.

Table of Contents`

As a result of the factors described above, net loss for the nine months ended November 27, 2021 was $400.5 million, or $3.90 per diluted share, compared with net loss of $159.8 million, or $1.29 per diluted share, for the nine months ended November 28, 2020. Net loss for the nine months ended November 27, 2021 included a net unfavorable impact of $3.74 per diluted share associated with restructuring and other transformation initiatives, non-cash impairments, loss on sale of business and loss on debt extinguishment, partially offset by a gain on the sale of property, and the impact of recording a valuation allowance against our U.S. federal and state deferred tax assets (See “Income Taxes,” Note 10 to the accompanying consolidated financial statements). Net loss for the nine months ended November 28, 2020 included a net favorable impact of $0.09 per diluted share associated with the gain on sale of businesses, gain on partial extinguishment of debt and decrease in the incremental inventory reserve for future markdowns recorded in fiscal 2019, partially offset by non-cash impairments and charges recorded in connection with the restructuring program and transformation initiatives (each as discussed above), as well as the associated tax effects.

Liquidity and Capital Resources

We ended the third quarter of fiscal 2021 in a solid cash position, which we anticipate maintaining, to provide us the flexibility to fund our ongoing initiatives and act upon other opportunities that may arise. As of November 27, 2021, we had approximately $0.5 billion in cash and short-term investment securities, a decrease of approximately $840.0 million as compared with February 27, 2021, which included $358.9 million for share repurchases. We believe that existing and internally generated funds will be sufficient to continue to finance our operations for the next twelve months. In addition, if necessary, we have the ability to borrow under our ABL Facility, subject to customary conditions, including no default, the accuracy of representations and warranties, and borrowing base availability. The ABL Facility matures on August 9, 2026 and provides us with additional liquidity. Our ability to borrow under the ABL Facility is based upon a specified borrowing base consisting of a percentage of our eligible inventory and credit card receivables as defined in the ABL Facility, net of applicable reserves (See “Long Term Debt,” Note 12 to the accompanying consolidated financial statements).

In fiscal 2020, similar to other retailers, we withheld portions of and/or delayed payments to certain of our business partners as we sought to renegotiate payment terms, in order to further maintain liquidity during 2020. In some instances, the renegotiations of lease terms have led to agreements with landlords for rent abatements or rental deferrals. Total payments withheld and/or delayed or deferred as of November 27, 2021 were approximately $3.0 million and are included in current liabilities. During the three and nine months ended November 27, 2021, we recognized reduced rent expense of $0.3 million and $2.6 million, respectively, related to rent abatement concessions. Additional negotiations of payment terms are still in process, and there can be no assurance that we will be able to successfully renegotiate payment terms with all such business partners, and the ultimate outcome of these activities including the responses of certain business partners are not yet known. We are also executing on our business transformation program, which is designed to improve our profitability and includes the planned closure of 200 mostly Bed Bath & Beyond stores under our store network optimization program and the introduction of new Owned Brand products in a number of categories.

Our liquidity may continue to be negatively impacted by the uncertainty regarding the spread of COVID-19 and the timing of economic recovery.

Capital Expenditures

Capital expenditures for nine months ended November 27, 2021 were $232.5 million, and for fiscal 2021 are projected to be approximately $350 million to $375 million. Our capital expenditures are related to digital and omni-channel capabilities, store remodels and investments in technology across a number of areas including supply chain, merchandising, and finance.

We continue to review and prioritize our capital needs and remain committed to making the required investments in our infrastructure to help position us for continued growth and success. Key areas of investment include: continuing to improve the presentation and content as well as the functionality, general search and navigation across our customer facing digital channels; improving customer data integration and customer relations management capabilities; continuing to enhance service offerings to our customers; continuing to strengthen and deepen our information technology, analytics, marketing, e-commerce, merchandising and finance capabilities; and creating more flexible fulfillment options designed to improve our delivery capabilities and lower our shipping costs. These and other investments are expected to, among other things, provide a seamless and compelling customer experience across our omni-channel retail platform.

Table of Contents`
Stock Repurchases

During the three and nine months ended November 27, 2021, we repurchased approximately 5.3 million and 14.0 million shares, respectively, of our common stock, at a total cost of approximately $118.9 million and $358.9 million, respectively, which included approximately 5.1 million and 13.4 million shares, respectively, at a total cost of approximately $113.4 million and $344.6 million, respectively, repurchased under our share repurchase programs as authorized by our Board of Directors, as well as approximately 0.2 million and 0.6 million shares, respectively, to cover employee related taxes withheld on vested restricted stock, restricted stock unit awards and performance stock unit awards, at a total cost of approximately $5.5 million and $14.3 million, respectively. During the third quarter of fiscal 2021, we announced that we expect to complete our $1 billion three-year share repurchase plan by the end of fiscal 2021, two years ahead of schedule.

In the first quarter of fiscal 2020, we had postponed share repurchases, but lifted this postponement in October 2020. In October 2020, we entered into an accelerated share repurchase agreement ("ASR Agreement") with JPMorgan Chase Bank, National Association to repurchase $225.0 million of our common stock, subject to market conditions, which settled in the fourth quarter of fiscal 2020, resulting in the repurchase of a total of 10.8 million shares. In January 2021, we entered into a second accelerated share repurchase agreement to repurchase an aggregate $150.0 million of our common stock, subject to market conditions. This resulted in the repurchase of 5.0 million shares in the fourth quarter of fiscal 2020, and an additional 0.2 million shares received upon final settlement in the first quarter of fiscal 2021. During the three and nine months ended November 28, 2020, we also repurchased approximately 0.1 million and 0.6 million shares, respectively, of our common stock, to cover employee related taxes withheld on vested restricted stock, restricted stock unit awards and performance stock unit awards, at a total cost of approximately $1.7 million and $4.7 million, respectively, including fees.

Between December 2004 and April 2021, our Board of Directors authorized, through several share repurchase programs, the repurchase of up to $12.950 billion of our shares of common stock. We also acquire shares of our common stock to cover employee related taxes withheld on vested restricted stock, restricted stock units and performance stock unit awards. Since the initial authorization in December 2004, the aggregate total of common stock repurchased is approximately 247.8 million shares for a total cost of approximately $11.5 billion. We had approximately $1.5 billion remaining of authorized share repurchases as of November 27, 2021.

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

Debt Repurchases

During the nine months ended November 27, 2021, we purchased approximately $11.0 million aggregate principal amount of our outstanding 3.749% senior unsecured notes due August 1, 2024. During the nine months ended November 28, 2020, we purchased approximately $300.0 million aggregate principal amount of our outstanding 4.915% Senior Notes due 2034 and 5.165% Senior Notes due 2044. There were no debt repurchases made during the three months ended November 27, 2021 and November 28, 2020.

Cash Flow

Fiscal 2021 compared with Fiscal 2020

Net cash used in operating activities for the nine months ended November 27, 2021 was $264.7 million, compared with cash provided by operating activities of $192.4 million in the corresponding period in fiscal 2020. The year-over-year change in operating cash flow was primarily due to an increase in inventory in anticipation of the holiday season, including as a result of changing the timing of purchasing in response to the potential impact of global supply chain disruptions on timing of inventory receipts.

Table of Contents`
Retail inventory, which includes inventory in our distribution facilities for direct to customer shipments, was approximately $1.912 billion at November 27, 2021, an increase of 14.4% compared with retail inventory at February 27, 2021. We continue to focus on our inventory optimization strategies.

Net cash used in investing activities for the nine months ended November 27, 2021 was $227.5 million, compared with net cash provided by investing activities of $751.9 million in the corresponding period of fiscal 2020. For the nine months ended November 27, 2021, net cash used in investing activities included $232.5 million of capital expenditures, partially offset by $5.0 million in proceeds from the sale of property. For the nine months ended November 28, 2020, net cash provided by investing activities was comprised of $386.5 million of redemptions of investment securities and $482.7 million in proceeds from the sale of PMall, CTS and Linen Holdings businesses, partially offset by $117.3 million of capital expenditures.

Net cash used in financing activities for the nine months ended November 27, 2021 was $374.5 million, compared with $481.9 million in the corresponding period of fiscal 2020. Net cash used in financing activities in the nine months ended November 27, 2021 was comprised of repurchases of common stock of $358.9 million, of which $344.6 million is related to our share repurchase program, repayments of long-term debt of $11.4 million, payments of deferred financing costs of $3.4 million and dividend payments of $0.8 million. Net cash used in financing activities in the nine months ended November 28, 2020 was comprised of net repayments of long-term debt of $221.4 million, a $132.6 million prepayment under the ASR Agreement, repurchases of our common stock of $97.1 million, payments of deferred financing costs of $7.7 million and dividend payments of $23.1 million.

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

Table of Contents`
Forward-Looking Statements

This Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934 including, but not limited to, our progress and anticipated progress towards our long-term objectives, as well as more generally the status of our future liquidity and financial condition and our outlook for our 2021 fiscal year. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, goal, preliminary, and similar words and phrases, although the absence of those words does not necessarily mean that statements are not forward-looking. Our actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the housing market, a challenging overall macroeconomic environment and related changes in the retailing environment; risks associated with the COVID-19 pandemic and the governmental responses to it, including its impacts across our businesses on demand and operations, as well as on the operations of our suppliers and other business partners, and the effectiveness of our actions taken in response to these risks; consumer preferences, spending habits and adoption of new technologies; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by us; civil disturbances and terrorist acts; unusual weather patterns and natural disasters; competition from existing and potential competitors across all channels; pricing pressures; liquidity; the ability to achieve anticipated cost savings, and to not exceed anticipated costs, associated with organizational changes and investments, including our strategic restructuring program and store network optimization strategies; the ability to attract and retain qualified employees in all areas of the organization; the cost of labor, merchandise, logistical costs and other costs and expenses; potential supply chain disruption due to trade restrictions or otherwise, and other factors such as natural disasters, pandemics, including the COVID-19 pandemic, political instability, labor disturbances, product recalls, financial or operational instability of suppliers or carriers, and other items; the ability to find suitable locations at acceptable occupancy costs and other terms to support our plans for new stores; the ability to establish and profitably maintain the appropriate mix of digital and physical presence in the markets we serve; the ability to assess and implement technologies in support of our development of our omni-channel capabilities; the ability to effectively and timely adjust our plans in the face of the rapidly changing retail and economic environment, including in response to the COVID-19 pandemic; uncertainty in financial markets; volatility in the price of our common stock and its effect, and the effect of other factors, including the COVID-19 pandemic, on our capital allocation strategy; risks associated with the ability to achieve a successful outcome for our business concepts and to otherwise achieve our business strategies; the impact of intangible asset and other impairments; disruptions to our information technology systems, including but not limited to security breaches of systems protecting consumer and employee information or other types of cybercrimes or cybersecurity attacks; reputational risk arising from challenges to our or a third party product or service supplier’s compliance with various laws, regulations or standards, including those related to labor, health, safety, privacy or the environment; reputational risk arising from third-party merchandise or service vendor performance in direct home delivery or assembly of product for customers; changes to statutory, regulatory and legal requirements, including without limitation proposed changes affecting international trade; changes to, or new, tax laws or interpretation of existing tax laws; new, or developments in existing, litigation, claims or assessments; changes to, or new, accounting standards; and foreign currency exchange rate fluctuations. Except as required by law, we do not undertake any obligation to update our forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment securities and the ABL Facility. Our market risks at November 27, 2021 are similar to those disclosed in Item 7A of our 2020 Form 10-K.

As of November 27, 2021, our investments include cash and cash equivalents of approximately $509.1 million and long-term investments in auction rate securities of approximately $19.1 million at weighted average interest rates of 0.01% and 0.08%, respectively. The book value of these investments is representative of their fair values.

Our senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of November 27, 2021, the fair value of the senior unsecured notes was $1.097 billion, which is based on quoted prices in active markets, compared with the carrying value of approximately $1.184 billion.

Table of Contents`
ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of November 27, 2021 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

On July 10, 2020, the first of three related shareholder derivative actions was filed in the New Jersey federal court on behalf of our Company against various present and former directors and officers. The case, which is captioned Salu v. Tritton, et al., Case No. 2:20-cv-08673-MCA-MAH (D.N.J.), asserts claims under §§˜10(b) and 20(a) of the Exchange Act and for breach of fiduciary duty, unjust enrichment, and waste of corporate assets under state law arising from the events underlying the securities class actions described above and from our repurchases of our own shares during the class period pled in the securities cases. The two other derivative actions, which assert similar claims, are captioned Grooms v. Tritton, et al., Case No. 2:20-cv-09610-SDW-RDW (D.N.J.) (filed July 29, 2020), and Mantia v. Fleming, et al., Case No. 2:20-cv-09763-MCA-MAH (D.N.J.) (filed July 31, 2020). On August 5, 2020, the court signed a stipulation by the parties in the Salu case to stay that action pending disposition of a motion to dismiss in the Securities Class Action, subject to various terms outlined in the stipulation. The parties in all three derivative cases have moved to consolidate them and to apply the Salu stay of proceedings to all three actions. The court granted the motion on October 14, 2020, which had been subsequently lifted. On January 4, 2022 the Defendants filed a motion to dismiss this case.

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

The derivative cases were not included in the August 2021 settlement referred to above, and the stay related to those matters has been lifted.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. In an effort to slow the spread of COVID-19, national and local governments in regions in which we operate have enacted various measures, including travel restrictions or bans, restrictions on events and gatherings and various other “social distancing” requirements. In response to COVID-19, we temporarily closed all retail store locations from March 2020 to July 2020 (other than BABY and Harmon Face Values stores) and have since reopened all our stores. Despite the re-opening of stores, the extent, severity and overall duration of the COVID-19 pandemic, including its phases of resurgence and the introduction of new variants, are unknown, and the overall impact of COVID-19 has had a material adverse effect, and may continue to have a material adverse effect, on our business and could also result in the recording of additional non-cash impairment charges. In future periods, our business, results of operations, financial condition and liquidity may be materially adversely impacted by reduced store traffic and consumer spending due to, among other things, significant continued unemployment and economic downturn, as well as consumer anxiety regarding shopping in physical stores.

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

Table of Contents`
•Significant reductions in demand or significant volatility in demand for our products, which have been and may continue to be caused by, among other things, the temporary inability or reluctance of consumers to shop at our stores or buy our products due to illness, quarantine or other travel restrictions, unemployment or other financial hardship, and shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products;

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

•Additional widespread resurgences in COVID-19 infections; and

•Evolving safety protocols such as requirements for proof of vaccination or regular testing in certain of our markets.

In addition, in November 2021, the Department of Labor’s Occupational Safety and Health Administration published a new emergency temporary standard (the "ETS"), which includes new obligations for certain employers with respect to COVID-19 vaccinations, testing and paid time off. The ETS is subject to multiple legal challenges, which have delayed its implementation. Due to the uncertainty of the outcome of the legal challenges to the ETS, as well as the uncertainty in implementation details, such as availability and cost of testing, we cannot anticipate the precise impact it might have on our business. Any such mandate could have a material adverse impact on our business and results of operations, including workforce constraints and increased costs.

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

We may face challenges in executing our omni-channel strategy and expanding our e-commerce operations.

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

Additionally, an important part of our strategy involves providing customers with a seamless omni-channel shopping experience. Customer expectations about the methods by which they purchase and receive products or services are evolving, including as a result of the COVID-19 pandemic, and they are increasingly using technology to compare and purchase products. Once products are purchased, customers are seeking alternate options for delivery of those products. The coordinated operation of our network of physical stores and online platforms is fundamental to the success of our omni-channel strategy, and our ability to compete and meet customer expectations may suffer if we are unable to provide relevant customer-facing technology and omni-channel experiences. Consequently, our business, results of operations, financial condition and financial performance could be materially adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our purchases of our common stock during the third quarter of fiscal 2021 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly or Announced Plans Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
August 29, 2021 - September 25, 2021	598,000	$25.17	598,000	$1,601,552,747
September 26, 2021 - October 23, 2021	98,600	$20.72	98,600	$1,599,510,126
October 24, 2021 - November 27, 2021	4,569,500	$22.27	4,569,500	$1,497,744,522
Total	5,266,100	$22.57	5,266,100	$1,497,744,522

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

10.1

Separation and General Release Agreement Between the Company and Cindy Davis (Dated as of August 30, 2021) (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed September 30, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page of Bed Bath & Beyond Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2021, formatted in Inline XBRL (included within Exhibit 101 attachments)
________________

*	Filed herewith.

Table of Contents`
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: January 6, 2022	By:	/s/ Gustavo Arnal
Gustavo Arnal
Chief Financial Officer