Form 10-K
period 2022-02-26
BED BATH & BEYOND INC
filed 2022-04-21
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 26, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No X
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. X
As of August 28, 2021, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the Nasdaq Global Select Market) was $2,838,477,804.*
The number of shares outstanding of the registrant’s common stock (par value $0.01 per share) at March 26, 2022: 79,845,789.
Documents Incorporated by Reference
Portions of the Registrant’s definitive proxy statement for the 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III hereof.
*    For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 866,820 shares beneficially owned by directors and executive officers. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

*

PART I

Unless otherwise indicated, references to "we," "our," "us," "ourselves" and the "Company" refer collectively to Bed Bath & Beyond Inc. and its subsidiaries as of February 26, 2022. Our fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, throughout this Annual Report on Form 10-K: (i) the term "Fiscal 2021" means our fiscal year beginning February 28, 2021 and ending February 26, 2022, (ii) the term "Fiscal 2020" means our fiscal year beginning March 1, 2020 and ending February 27, 2021 and (iii) the term "Fiscal 2019" means our fiscal year beginning March 3, 2019 and ending February 29, 2020. Unless otherwise indicated, all references herein to periods of time (e.g., quarters) are in relation to the fiscal years defined above.

ITEM 1 – BUSINESS

Overview

We are an omni-channel retailer that makes it easy for our customers to feel at home. We sell a wide assortment of merchandise in the Home, Baby, Beauty & Wellness markets and operate under the names Bed Bath & Beyond, buybuy BABY ("BABY"), and Harmon, Harmon Face Values, or Face Values (collectively, "Harmon"). We also operate Decorist ("Decorist"), an online interior design platform that provides personalized home design services.

We offer a broad assortment of national brands and a growing assortment of proprietary Owned Brand merchandise – including eight new proprietary Owned Brands ("Owned Brands") launched in Fiscal 2021 – in key destination categories including bedding, bath, kitchen food prep, home organization, indoor décor, baby and personal care.

We operate a robust omni-channel platform consisting of various websites and applications and physical retail stores. Our e-commerce platforms include bedbathandbeyond.com, bedbathandbeyond.ca, harmondiscount.com, facevalues.com, buybuybaby.com, buybuybaby.ca and decorist.com. We also operate 953 retail stores, as of February 26, 2022, consisting of 771 Bed Bath & Beyond stores in all 50 states, the District of Columbia, Puerto Rico and Canada, 130 BABY stores in 37 states and Canada and 52 Harmon stores in 6 states. During Fiscal 2021, we opened 4 new stores and closed 70 stores. As of February 26, 2022, our total store square footage, net of openings and closings, was approximately 27.9 million square feet. In addition to our U.S. and Canadian operations, we are a partner in a joint venture that operates 11 stores in Mexico under the name Bed Bath & Beyond.

Starting in late 2019, we have created a more focused portfolio through the divestiture of non-core assets, including businesses and real estate, as part of the ongoing business transformation underway. See "Transformation," "Strategy" and "Divestitures" below.

Our merchandise and services are offered to customers through an omni-channel platform across our portfolio of banners, which consist of:

Bed Bath & Beyond - a leading specialty home retailer in North America that sells a wide assortment of domestics merchandise and home furnishings. Bed Bath & Beyond is a preferred destination in the home space, particularly in key product categories including bedding, bath, kitchen food prep, home organization and indoor decor.

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

Decorist - an online interior design company that makes decorating a home easy and affordable. Executed entirely online, Decorist's roster of over 190 professional interior designers help beautifully design any room in the home, staying within a client's style and budget. For customers not ready to start a full design project, they can consult Decorist's Design Bar to have quick design questions answered by Decorist's team of interior designers, completely free of charge.

We are driving a digital-first, omni-always growth strategy and optimizing our digital and physical store channels to provide our customers with a seamless omni-channel shopping experience. Digital purchases, including web and mobile, can be shipped to a customer from our distribution facilities, directly from vendors, or from a store. Store purchases are primarily fulfilled from that store's inventory or may also be shipped to a customer from one of our distribution facilities, from a vendor, or from another store. Customers can also choose to pick up orders using our Buy Online Pickup In Store ("BOPIS") and contactless Curbside Pickup services, as well as return online purchases to a store, or have an order delivered through one of our delivery partners, including DoorDash and Uber. Customers can also make purchases through one of our customer contact centers and in-store through The Beyond Store, our proprietary web-based platform.

As of February 26, 2022, we had distribution facilities totaling approximately 4.4 million square feet, including our first regional distribution center, an approximately one million square foot facility in Frackville, Pennsylvania, which became operational during Fiscal 2021. We also executed a lease for our second regional distribution center in Jurupa Valley, California, which is expected to be operational by late 2022. Ryder Systems, Inc. will operate these two regional distribution centers under a strategic partnership, with the objective of reducing product replenishment times and improving the customer experience. All of these capabilities allow us to better serve customers across our omni-channel network.

We account for our operations as one North American Retail reporting segment. In Fiscal 2020 and 2019, we accounted for our operations as two operating segments: North American Retail and Institutional Sales, the latter of which did not meet the quantitative thresholds under GAAP and, therefore, was not a reportable segment, and which was divested in October 2020. Net sales outside of the U.S. were not material for Fiscal 2021, 2020, or 2019.

Transformation

Since 2019, we have undertaken significant changes to transform our business and adapt to the dynamic retail environment and the evolving needs of our customers in order to position ourselves for long-term success. As part of these changes, our management team, led by President and Chief Executive Officer (CEO), Mark Tritton, has been focused on driving an omni-always, customer-inspired strategy to re-establish our authority in the Home, Baby, Beauty & Wellness markets. We have created a more focused portfolio through the divestiture of non-core assets and further strengthened our financial flexibility through key actions such as corporate restructurings and operating expense control to re-set our cost structure and support our ongoing business transformation.

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

During 2020 and 2021, as the world responded to the unparalleled challenges of the COVID-19 pandemic, we took thoughtful steps to safeguard our people and communities while we continued to serve our customers and drive transformative change throughout the organization. Similar to many other businesses, COVID-19 served as a catalyst to accelerate the pace of change and innovation at our Company— to advance our ongoing efforts to reset our cost structure and build a modern, durable model for long-term profitable growth.

Highlights of our progress in Fiscal 2021 include:
•Owned Brands. We launched eight new Owned Brands, which include an assortment of thousands of new products across our key destination categories of Bed, Bath, Kitchen Food Prep, Home Organization and Indoor Décor:

First Quarter	Second Quarter	Third Quarter
Nestwell™	Our Table™	Studio 3B™
Haven™	Wild Sage™	H For Happy™
Simply Essential™	Squared Away™
•New York City Flagship Renovation. We completed the renovation of our Bed Bath & Beyond flagship store in New York City, which reopened in July 2021 after undergoing a complete transformation since closing in December 2020. The renovated flagship store is an expression of the new Bed Bath & Beyond, with a significant focus on our five key destination categories of bed, bath, kitchen & dining, indoor décor and organization.
•Omni-Channel Capabilities. We continued our focus on being a digital-first, omni-always retailer:

◦We announced separate partnerships with DoorDash and Uber to provide on-demand delivery of essential homeware products and items from more than 700 Bed Bath & Beyond locations and nearly 120 BABY locations nationwide.
◦In November 2021, we launched our new digital marketplace to build on our existing authority in key Home & Baby categories with an assortment of products from a highly curated selection of third-party brand partners that will be integrated into our digital platform.
◦In November 2021, we announced a strategic collaboration to directly offer Kroger customers an extensive selection of the most sought-after goods for the Home & Baby products carried by the Bed Bath & Beyond and buybuy BABY banners through Kroger.com as well as a small-scale physical store pilot at select Kroger Family of Companies stores beginning in Fiscal 2022.
•Additional Product Initiatives. Our Bed Bath & Beyond banner launched the Home, Happier Team, the brand's first-ever curated advisory panel of industry experts who will serve as "host and hostesses of the home," providing ideas, innovative solutions and compelling content to help customers personalize their living spaces and make it easy to feel at home. Our buybuy BABY banner introduced its "welcome to parenthood" program in-store and online through educational resources, reimagined shopping experiences, a revised registry, new digital offerings and a new marketing campaign to inspire customers to embrace every aspect of parenthood. Additionally, we announced key partnerships with Casper Sleep Inc. (including a first branded shop-in shop in our New York City flagship store), and with Safely™, an eco-friendly line of home care and cleaning products which made its retail debut exclusively in Bed Bath & Beyond, buybuy BABY and Harmon stores nationwide.
•Supply Chain Transformation. In the second half of Fiscal 2021, we started operations at our first regional distribution center, an approximately one million square foot facility in Frackville, Pennsylvania, and executed a lease for our second regional distribution center in Jurupa Valley, California, which is expected to be operational by late 2022.
•Store Fleet Optimization. We continue to believe that our physical store channel is an asset for our transformation into a digital-first company, especially with omni-fulfillment capabilities in BOPIS, Curbside Pickup, Same Day Delivery and fulfill-from-store. During Fiscal 2021:
◦We commenced renovations on approximately 130 stores, of which approximately 80 were completed, to bring the expression of the new Bed Bath & Beyond to our customers in many of our markets.
◦We largely completed our initial plan for the optimization of our store fleet through the closure of 63 mostly Bed Bath & Beyond stores during Fiscal 2021, bringing the total closures over the life of the program to 207 as of February 26, 2022.

We will continue to build on this strong foundation as we execute our three-year growth strategy to further elevate the shopping experience, modernize our operations, and unlock strong and sustainable shareholder value.

Strategy

In particular with respect to strategy, we have embraced a digital-first, omni-always growth strategy that supports our purpose - to make it easy to feel at home - and our mission to re-establish our authority and be the preferred omni-channel home destination, driven by teams consistently delivering balanced durable growth. The framework of our strategy is based on the principles of being customer inspired, omni-always, people-powered and performance driven. The business initiatives intended to drive our growth are rooted in the following five pillars:
1.Product: We are refining and amplifying an exciting omni-channel assortment that rebuilds authority and preference for Bed Bath & Beyond and creates energy through differentiation and curation.
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
•Product. We are pursuing three key initiatives across our product strategy: developing an inspirational and more productive assortment, working closely with suppliers to reduce product cost and improving inventory management. We are rebuilding our authority in destination categories such as bedding, bath, kitchen food prep and home organization, including the launch of eight new Owned Brands during Fiscal 2021 with several more planned over the next few years that will address a wide variety of customer needs, including value, style and destination categories. At the same time, we are elevating the customer experience both in-store and online to be more inspirational, focusing on destination rooms and making it easier to navigate and more convenient to shop. As we build out our new assortment, we expect to leverage our scale and volume to re-negotiate lower sourcing costs from our suppliers. In addition, we are strengthening our inventory management capabilities by moving to a centralized ordering and replenishment system expected to optimize inventory by channel and store, improve markdown management and drive overall productivity.
•Price. Our data-driven pricing strategy includes four key elements: ensuring our products are competitively priced, having a more value-driven assortment across a variety of price points, building more disciplined processes to drive effective and efficient promotions, and strengthening the way we communicate value to our customers. We regularly monitor price levels at our competitors in order to ensure that our prices are in accordance with our pricing philosophy. We will also continue to improve price competitiveness across key categories while also addressing assortment gaps in value tiers, to help us compete better with mass retailers and attract new customers to our business. We will use data-driven insights to build discipline into the use of promotions, to increase return on investment and reduce ineffective promotional activity.
•Place. Our growth strategy leads with digital across channels and leverages our stores to our competitive advantage to drive a seamless customer experience. We are enhancing our digital experience through improved storytelling, making our website and mobile site speeds faster, and making it easier for customers to find what they need and place an order more quickly. To create a more seamless experience across channels, we have grown our omni-channel services such as BOPIS, contactless Curbside pickup and Same Day Delivery. We have expanded our ship from store capabilities, leveraging our national footprint and local market proximity to demand, and we are enhancing our store experience through data-driven store remodels and improving the productivity of our stores through a fleet optimization program.
•Promise. With a large customer base of approximately 35 million, one in five homes in the U.S., is a Bed Bath & Beyond home. The addition of approximately 7 million new digital customers during 2021 highlights our strong potential to attract, retain and drive spend within the Home, Baby, Beauty & Wellness markets. As part of our strategic growth plans, we launched a new customer value proposition to deepen connections with five core customer segments. In addition, we are developing an enterprise-wide strategy to unlock value across our core brands, including plans for a reinvented loyalty program to deepen customer relationships and motivate increased shopping across categories, channels and banners.
•People. Since the appointment of our President and CEO, Mark Tritton, we have recruited highly energetic, experienced and innovative leaders and team members to work together, lead innovation and modernization, drive growth and accelerate the pace of change across our business. We are committed to creating and sustaining a talent engine and culture that attracts, retains and develops high performing team members who consistently deliver operational excellence and business results. As we consider how best to position associates to support our business and drive efficiency and effectiveness, we are guided by four principles: to be customer inspired, omni-always, people-powered and performance-driven.

Divestitures

During Fiscal 2020, we divested five non-core banners, including One Kings Lane in the first quarter, PersonalizationMall.com in the second quarter, Linen Holdings and Christmas Tree Shops in the third quarter and Cost Plus World Market in the fourth quarter, generating approximately $534 million in net proceeds, which were reinvested in our core business operations to drive growth, fund share repurchases and reduce our outstanding debt. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for detailed information relating to these divestitures.

Impact of the COVID-19 Pandemic

As discussed in more detail throughout this Annual Report on Form 10-K, the ongoing coronavirus (COVID-19) pandemic has materially disrupted our operations to date, most significantly in Fiscal 2020. In compliance with relevant government directives, we closed all of our retail banner stores across the U.S. and Canada as of March 23, 2020, except for most stand-alone BABY and Harmon stores, which were categorized as essential given the nature of their products. In May 2020, we announced a phased approach to re-open our stores in compliance with relevant government directives, and as of the end of July 2020, nearly all of our stores reopened. During portions of Fiscal 2021, a limited number of stores in Canada either closed temporarily or continued to operate under restrictions in compliance with local governmental orders. As of February 26, 2022, all of the Company's stores were operating without restriction subject to compliance with applicable mask and vaccine requirements. As of February 26, 2022, our BOPIS, contactless Curbside Pickup and Same Day Delivery services are in place at the vast majority of our stores. We cannot predict, however, whether our stores will remain open, particularly if the regions in which we operate experience potential resurgences of reported new cases of COVID-19 or increased rates of hospitalizations, or become subject to additional governmental regulatory actions.

Competition

We operate in a highly competitive business environment and compete with other national, regional, and local physical and online retailers that may carry similar lines of merchandise, including department stores, specialty stores, off-price stores, mass merchandise stores and online only retailers. We believe that the key to competing in our industry is to provide best-in-class customer service and customer experiences in stores and online, which includes providing compelling price and value; high-quality and differentiated products, services and solutions; convenience; technology; personalization; and appealing and experiential store environments.

Suppliers

Historically, we have purchased substantially all of our merchandise in the United States, with the majority from domestic sources (who may manufacture overseas) and the balance from importers. As we continue to expand our assortment of Owned Brand merchandise, the portion of our merchandise that we purchase directly from overseas sources is increasing, and represented approximately 22% of our total purchases in Fiscal 2021.

Further developing our direct importing and direct sourcing capabilities will allow for a higher penetration of sourced and developed Owned Brands in our merchandise assortment; however, this also exposes us more directly to the effects of global supply chain disruptions on costs of shipping as well as potential issues with product availability due to delays in product sourcing. See Item 1A "Risk Factors - Disruptions of our supply chain could have an adverse effect on our operating and financial" results for additional information.

In Fiscal 2021, we purchased our merchandise from approximately 4,600 suppliers with our largest supplier accounting for approximately 5% of our merchandise purchases and the ten largest suppliers accounting for approximately 23% of such purchases. We have no long-term contracts for the purchases of merchandise. We believe that most merchandise, other than brand name goods, is available from a variety of sources and that most brand name goods can be replaced with comparable merchandise.

Distribution

A substantial portion of our merchandise is shipped to stores through a combination of third-party facilities, including cross dock locations, or through our operated distribution facilities that are located throughout the United States. The remaining merchandise is shipped directly from vendors. Merchandise is shipped directly to customers from one of our distribution facilities, stores or from vendors. The majority of our shipments are made by contract carriers depending upon location. During Fiscal 2021, we started operations at our first regional distribution center, an approximately one million square foot facility in Frackville, Pennsylvania, and executed a lease for our second regional distribution center in Jurupa Valley, California, which is expected to be operational by late 2022. Ryder Systems, Inc. will operate these two regional distribution centers under a strategic partnership, with the objective of reducing product replenishment times and improving the customer experience. See "Item 2 – Properties" for additional information regarding our distribution facilities.

Marketing

We employ a digital-first, omni-channel approach to marketing that is strategically designed to deliver maximum consumer engagement. The customer-inspired marketing mix includes a comprehensive range of touchpoints, including social, search, mobile SMS, email, digital video, display, content and influencer marketing, online affiliate programs and public relations, as well as traditional broadcast and print media, circulars, catalogs and our well-known "big blue" coupons. We also continue to invest in and promote our Beyond+ membership program, which provides members with discounts on purchases, as well as free standard shipping for online purchases, exclusive offers and other benefits.

We continue to invest in new technology tools that we expect will allow us to make significant strides in integrating our extensive customer data with relevant third-party data, in order to better scale, tailor and personalize marketing communications for our key customer segments.

Customer Care

Our omni-always strategy is rooted in elevating the end-to-end experience for our customers across all channels, brands and banners. Through a customer inspired lens, we invest in capabilities necessary to continuously evolve and deliver a seamless experience to our customers. Our digital-first customer care makes it easy for customers to connect with us through chat, phone and our digital properties including our newly relaunched mobile apps that offer quick access to self-serve capabilities. Our holistic approach to customer care is designed to make it convenient for our customers to access help wherever and whenever they need it.

Tradenames, Service Marks and Domain Names

We use the service marks "Bed Bath & Beyond," "buybuy BABY," "Harmon," "Face Values" and "Decorist" in connection with our retail services. We have registered trademarks and service marks or are seeking registrations for these and other trademarks and service marks (including for our Owned Brands) with the United States Patent and Trademark Office. In addition, we have registered or have applications pending with the trademark registries of several foreign countries, including the "Bed Bath & Beyond" name and logo registered in Canada and Mexico and the "buybuy BABY" name and logo registered in Canada. We also own a number of product trademarks. We file patent applications and seek copyright registrations where we deem such to be advantageous to the business. We believe that our name recognition and service marks are important elements of our merchandising strategy.

We also own a number of domain names, including bedbathandbeyond.com, bedbathandbeyond.ca, buybuybaby.com, buybuybaby.ca, harmondiscount.com, facevalues.com and decorist.com.

People & Culture

Our strategic transformation is based on five key pillars: product, price, promise, place and people. The people pillar of our transformation strategy communicates our commitment to creating and sustaining a talent engine and culture that attracts, retains and develops high performing team members who consistently deliver operational excellence and business results. Our associates are our greatest asset, and we are committed to creating a workforce where all associates thrive. By supporting our associates’ physical, mental, social, and emotional well-being, we strive to establish an engaging workplace environment with opportunities and other tools, such as access to Headspace, a leading meditation and mindfulness app, and leadership development programs for future success.

Our Board of Directors, through the People, Culture & Compensation Committee (formerly referred to as the Compensation Committee), oversees our people and culture programs, including cultural initiatives, associate engagement and diversity, equity and inclusion ("DE&I") program, policies and initiatives.

As of February 26, 2022, we had approximately 32,000 associates, including approximately 26,000 store associates and approximately 3,500 supply chain associates. We invest a great deal of time and effort in our relationship with our associates, and consider that relationship to be good.

We are committed to continuous listening through regular engagement surveys and pulse surveys to ensure we have open channels to gather frequent feedback from our associates. Our engagement survey process is in addition to other two-way communication vehicles we will continue, such as listening circles.

Associate Engagement and Retention

Associate engagement and retention require an understanding of the needs of our teams. In furtherance of our goal to create an equitable, inclusive work environment where all associates feel at home and can thrive, we prioritize associate engagement. We want all associates to be proud to work at Bed Bath & Beyond. We promote a culture of listening and learning and offer opportunities for all associates to provide feedback. In 2021, we engaged associates through our first enterprise-wide associate survey, resulting in more than 70% associate participation, We shared the results from the survey – including key themes, top strengths, priority areas and next steps - with our Board of Directors, senior management, and associates to continue the dialogue and respond to the feedback we heard.

As a result of our engagement activities, we strive to develop key programs and policies to support and retain our critical talent. This includes certain associate benefits and workplace programs, such as 100% paid parental leave, our flexible time off policy and dedicated wellness spaces in our corporate offices. We also held listening circles in response to social issues that arose throughout the year to provide a platform for our associates to share their experiences as well as provide ideas for how we can better support them.

Associate Development & Training

We strive to maintain an engaging workplace culture that provides development opportunities for associates as well as a performance management process that includes discussions of goals to set up our associates for future success.

We are building a comprehensive learning and development offering, which will include an expansion of our skill development programs and upskilling training courses designed to provide associates with technical and competency-based skills applicable across a range of career paths. We have also developed strategic partnerships with learning partners to produce development content on daily tools and provide on-demand learnings on topics such as meeting and communication effectiveness.

Our regional and district store leaders, as well as supply chain leaders, participate in a newly-launched Foundational Leadership Course, which supports their career development and provides them with the tools and resources needed to lead associates and create a strong culture in our stores and our Distribution/Fulfillment facilities Our role framework, completed in 2021, provides the foundation for career path options which in addition to performance management, serves as to further clarify the development and advancement opportunities for associates.

In addition, associates receive annual training on a variety of topics, which is targeted based on their roles and job function and focus on our commitment to high ethical standards and fostering a culture of honesty, integrity, and compliance.

Diversity, Equity, and Inclusion

We embrace DE&I and strive to model a culture of trust and accountability where all associates know they belong. By building upon our recruitment, development, and promotion practices, we are committed to equitably distributing opportunities and achieving a workforce that reflects the world we live in and the customers we serve. We monitor the representation of women and racially or ethnically diverse associates at all levels of our organization and continue to make progress toward our 2030 goals of 50% female and 25% racial and ethnic diversity at each level. In 2021, we appointed a Chief DE&I Officer, implemented educational programming to increase awareness, empathy and understanding and launched several associate resource groups aimed at building community, providing a platform for meaningful discussion and advancing a culture of DE&I to create safe and supportive spaces for our associates.

Compensation and Benefits

To support associate recruitment and retention, we recently redesigned our total rewards program to provide incentives, recognition and benefit programs that reflect the changing needs of our associates, with an emphasis on supporting the financial, physical, mental, social, and emotional well-being of our associates. Our compensation packages include, but are not limited to, competitive wage rates, an annual short-term incentive program, long-term incentive program, a 401(k) plan with matching contributions, paid vacation and holidays, a flexible time off policy, health, dental and vision insurance, paid parental leave, disability insurance, life insurance, health savings and flexible spending accounts, free health and wellness subscriptions and support via an associate relief fund. Eligibility for, and the level of, benefits vary depending on associates’ full-time or part-time status, work location, role, and tenure.

Associate Health & Safety

The health and wellbeing of our customers and associates is one of our top priorities. We implement health, safety, and security programs and strive to maintain a safe and secure environment for our associates and customers. We tailor our programs to address potential risks in all our workplaces, from stores, distribution centers, and corporate offices, to business travel. This includes our safety and security standards and policies, emergency response and crisis management protocol and associate training related to the risks and exposures in their areas of responsibility.

In response to the COVID-19 pandemic, we expanded our policies to include a new vaccination time policy, and sick time policies as required by state and local law, associate rapid response programs with COVID-19 protocols and safety tips and a new store safety plan, which includes requirements with respect to masks, social distancing and cleaning measures, among others. We’ve also introduced other remote work benefits including a hybrid corporate office schedule and dedicated weekly focus time to create time to innovate.

Government Regulations

We believe that we are in compliance with all applicable government regulations, including environmental regulations. We do not anticipate any material effects on our capital expenditures, earnings or competitive position as a result of our efforts to comply with applicable government regulations.

Seasonality

Our business is subject to seasonal influences. Generally, our sales volumes are higher in the calendar months of August (back to school/college), November and December (holiday), and lower in February.

Available Information

We make available as soon as reasonably practicable after filing with the Securities and Exchange Commission ("SEC"), free of charge, through our websites, www.bedbathandbeyond.com, and http://bedbathandbeyond.gcs-web.com/financial-information/sec-filings, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We may also use our websites as a distribution channel of material information about us including through press releases, investor presentations, and notices of upcoming events. We intend to utilize the investor relations section of our website as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. We also intend to use certain social media channels, including, but not limited to, Twitter, Facebook and LinkedIn, as means of communicating with the public, our customers and investors about us, our products, and other matters. While not all the information that we post to our website and social media channels may be deemed to be of a material nature, some information may be, and we therefore encourage investors, the media and others interested in us to review the information we make public in these locations.

ITEM 1A – RISK FACTORS
MACROECONOMIC AND INDUSTRY RISKS

General economic factors beyond our control, including the impact of COVID-19, and changes in the economic climate have materially adversely affected, and could continue to materially adversely affect, our business, results of operations, financial condition and liquidity.

General economic factors that are beyond our control have materially adversely affected, and could continue to materially adversely affect, our business, results of operations, financial condition and liquidity. These factors include, but are not limited to, recent supply chain disruptions, labor shortages, wage pressures, rising inflation and the ongoing military conflict between Russia and Ukraine, as well as housing markets, consumer credit availability, consumer debt levels, fuel and energy costs (for example, the price of gasoline), interest rates, tax rates and policy, unemployment trends, the impact of natural disasters such as pandemics, civil disturbances and terrorist activities, foreign currency exchange rate fluctuations, conditions affecting the retail environment for products sold by us and other matters that influence consumer spending and preferences. Changes in the economic climate and the impact of the COVID-19 pandemic, including on global supply chains, labor markets and economic activity, have materially adversely affected, and could continue to materially adversely affect, our business, results of operations, financial condition and liquidity.

The COVID-19 pandemic continues to cause ongoing disruptions to our business. As the COVID-19 pandemic evolves, national and local governments in regions in which we operate have enacted various measures, including travel restrictions or bans, restrictions on events and gatherings, temporary closure of non-essential businesses, "social distancing" requirements, vaccine and mask mandates and various other requirements designed to slow the spread of COVID-19. While several of these measures have been eased, the extent, severity and overall duration of the COVID-19 pandemic, including its phases of resurgence and the introduction of new variants, some of which may be more transmissible or virulent, are unknown, and COVID-19 has had, and may continue to have, a material adverse effect, on our business and could also result in the recording of additional non-cash impairment charges. In future periods, our business, results of operations, financial condition and liquidity may be materially adversely impacted by reduced store traffic and consumer spending due to, among other things, significant continued unemployment and economic downturn, as well as consumer anxiety regarding shopping in physical stores.

The impacts and potential impacts from the COVID-19 pandemic and associated protective measures that have had, continue to have or could directly or indirectly have, a material adverse effect on our business, results of operations, financial condition and liquidity also include, but are not limited to:

•Store and distribution center closures in compliance with certain regulations, orders or advisories and increased costs related to the operation of our stores and distribution centers. In particular, in Fiscal 2020, we temporarily closed all retail store locations (other than BABY and Harmon Face Values), which have since been reopened;

•Potential inability of third parties on which we rely, including our suppliers, commercial banks and other external business partners, to meet their obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, or by travel restrictions and border closures;

•Negative impact on our employees. The spread of COVID-19 has caused us to modify our business practices (including, at times, employee travel and work locations, cancellation of physical participation in meetings, events and conferences, and temporary furloughs), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees;

•Potential impact on our ability to meet our obligations to business partners, including under our secured asset-based revolving credit facility (the "ABL Facility"), which contains a springing minimum fixed charge coverage ratio, customary representations, warranties and affirmative and negative covenants, and under our current lease obligations. We have renegotiated and may continue to renegotiate payment terms for goods, services and rent. Similar to other retailers, in Fiscal 2020, we had also withheld portions of and/or delayed payments to certain of our business partners as we negotiate revisions to our payment terms, in order to further maintain liquidity given the temporary store closures. There can be no assurance that we will continue to be able to successfully renegotiate payment terms with all such business partners, and the ultimate outcome of these activities, including the responses of all business partners, is not yet known;

•Significant reductions in demand or significant volatility in demand for our products, which have been and may continue to be caused by, among other things, the temporary inability or reluctance of consumers to shop at our stores or buy our products due to illness, quarantine or other travel restrictions, unemployment or other financial hardship, and change in consumer preferences and shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products;

•Disruptions in the financial markets may materially adversely affect the value of our common stock and availability and cost of credit, which could negatively affect our liquidity;

•Delays, interruptions and disruptions in our supply chain and higher shipping charges have impacted, and could continue to impact our ability to maintain supplies of products and the costs associated with obtaining products;

•Labor shortages, wage pressures and competition for talent;

•The extent of dissemination and public acceptance of COVID-19 vaccines and their effectiveness against COVID-19 and its evolving strains, some of which may be more transmissible or virulent than the initial strain;

•Additional widespread resurgences in COVID-19 infections; and

•Evolving safety protocols such as mask mandates and requirements for proof of vaccination or regular testing in certain of our markets, including as may be set forth by the Occupational Safety and Health Administration.

The COVID-19 pandemic continues to evolve rapidly, and the extent of the adverse impact of COVID-19 on the economy and us will depend, in part, on the length and severity of the measures taken to limit the spread of the virus, and, in part, on the nature and effectiveness of the compensating measures taken by governments. The full extent of the impact of the COVID-19 pandemic on our business, financial position, and results of operations will depend on future developments, many of which are outside of our control, including the duration and spread of the COVID-19 pandemic, the emergence of variant strains, the availability, adoption, and effectiveness of the COVID-19 vaccines and COVID-19 testing, and government actions, which are uncertain and cannot be predicted. We are closely monitoring the potential effects and impact of the COVID-19 pandemic on our business, results of operations, financial condition and liquidity; however, the fluidity and evolving nature of the COVID-19 pandemic limits our ability to predict the ultimate impact on our business, financial condition, and financial performance, which could be material.

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

Rapidly evolving technologies are also altering the manner in which we and our competitors communicate and transact with customers. Our execution of the elements of our transformation strategy is designed to adapt to these changes, in the context of competitors’ actions, customers' adoption of new technology and related changes in customer behavior, and presents a specific risk in the event that we are unable to successfully execute our plans or adjust them over time as needed. Further, unanticipated changes in pricing and other practices of our competitors, including promotional activity (particularly during back-to-school/college and/or holiday periods), reduced thresholds for free shipping and rapid price fluctuation enabled by technology, may adversely affect our performance. If we are unable to adapt effectively and quickly to a changing competitive landscape and maintain our competitive position, we could experience downward pressure on prices, lower demand for our merchandise, reduced sales and margins, inability to take advantage of new business opportunities and loss of market share. For more information on our strategy, see "Item 1 - Business - Strategy."

Our failure to anticipate and respond in a timely fashion to changes in consumer preferences and demographic factors may adversely affect our business, results of operations and financial condition.

Our success depends on our ability to anticipate and respond in a timely manner to changing merchandise trends, customer demands and demographics in order to maintain and attract customers. We must continue to monitor and react to consumer expectations, such as the increased focus on environmental, social and governance ("ESG") matters, climate change, and sustainable products, and appropriately manage our brand to promote the right product lines (including our Owned Brands), drive customer loyalty and protect our reputation. Our failure to anticipate, identify or react appropriately to changes in customer tastes, preferences, shopping and spending patterns and other life interest decisions, including as a result of COVID-19, could lead to, among other things, excess inventories, a shortage of products or reputational damage, and may adversely affect our business, results of operations and financial condition.

In addition, we must manage our inventory effectively and commensurately with customer demand. Often, we need to order merchandise, and enter into contracts for the purchase and manufacturing of such merchandise, multiple seasons in advance of and frequently before customer trends and preferences are known. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing trends and preferences. These extended lead times may also increase our exposure to the effects of global supply chain disruptions, increasing the risk that merchandise is not received when originally planned. As a result, we are vulnerable to demand and pricing shifts and to misjudgments in the selection and timing of merchandise purchases. If we do not accurately predict our customers’ preferences and demands for our products, our inventory levels will not be appropriate, and our business, results of operations and financial condition may be negatively impacted.

Our business is seasonal in nature, which could negatively affect our results of operations and financial performance.

Our business is subject to seasonal influences, with a significant portion of sales and revenues historically realized during the back to school/college and holiday seasons. We must carry a significant amount of inventory during this time, and if we are not able to sell the inventory, we may be required to take significant inventory markdowns or write-offs, which could reduce profitability. Similarly, if we do not adequately stock or restock popular products, particularly during the back to school and holiday seasons, and fail to meet customer demand, revenue and customer loyalty may be adversely impacted.

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

STRATEGY RISKS

We may face challenges in executing our omni-channel and transformation strategy.

During Fiscal 2020, we began executing on elements of our transformation strategy. Our ability to implement our strategic direction is based on a number of key assumptions regarding the future economic environment and our ability to meet certain ambitions, goals and targets, among other things. If any of these assumptions (including but not limited to our ability to meet certain ambitions, goals and targets) prove inaccurate in whole or in part, our ability to achieve some or all of the expected benefits of this strategy could be limited, including our ability to meet our stated financial objectives and retain key employees. Factors beyond our control, including but not limited to market and economic conditions, execution risk related to the implementation of our strategy and other challenges and risk factors discussed in this annual report, could limit our ability to achieve some or all of the expected benefits of this strategy. If we are unable to implement this strategy successfully in whole or in part or should the components of the strategy that are implemented fail to produce the expected benefits, our business, results of operations, financial condition and financial performance may be materially and adversely affected.

Additionally, an important part of our strategy involves providing customers with a seamless omni-channel shopping experience. Customer expectations about the methods by which they purchase and receive products or services are evolving, including as a result of the COVID-19 pandemic, and they are increasingly using technology to compare and purchase products. Once products are purchased, customers are seeking alternate options for delivery of those products. The coordinated operation of our network of physical stores and online platforms is fundamental to the success of our omni-channel strategy, and our ability to compete and meet customer expectations may suffer if we are unable to provide relevant customer-facing technology and omni-channel experiences. In addition, execution of our omni-channel strategy and the expansion of our e-commerce business will require significant investments in technology. If we are unable to successfully implement our omni-channel strategy, our business, results of operations, financial condition and financial performance could be materially adversely affected.

Our strategy also involves the introduction of certain new Owned Brand merchandise, and the associated removal from our existing product assortment of existing third-party merchandise. These Owned Brands and the associated changes to our product assortment may not be successful in terms of customer acceptance, and/or may not achieve the revenue or margin improvements we anticipate. In addition, maintaining a larger assortment of Owned Brand products exposes us to additional reputational and regulatory risks, including those related to compliance with product safety and marketing requirements.

For more information on our strategy, see "Item 1 - Business - Strategy."

Successful execution of our omni-channel and transformation strategy is dependent, in part, on our ability to establish and profitably maintain the appropriate mix of digital and physical presence in the markets we serve.

Successful execution of our omni-channel strategy depends, in part, on our ability to develop our digital capabilities in conjunction with optimizing our physical store operations and market coverage, while maintaining profitability. Our ability to develop these capabilities will depend on a number of factors, including our assessment and implementation of emerging technologies and our ability to manage a changing mix of in-store and online orders (including as a result of the COVID-19 pandemic) as well as our ability to drive store traffic. The success of our omni-channel strategy is also dependent on our ability to effectively manage inventory across our physical stores and online channels. Our ability to optimize our store operations and market coverage requires active management of our real estate portfolio in a manner that permits store sizes, layouts, locations and offerings to evolve over time, which to the extent it involves the relocation of existing stores, store remodels or the opening of additional stores will depend on a number of factors, including our identification and availability of suitable locations; our success in negotiating leases on acceptable terms; and our timely development of new stores, including the availability of construction materials and labor and the absence of significant construction and other delays based on weather or other events. These factors could potentially increase the cost of doing business and the risk that our business practices could result in liabilities that may adversely affect our performance, despite the exercise of reasonable care.

There are risks associated with our store fleet optimization strategies, pursuant to which we have closed 207 mostly Bed Bath & Beyond stores as of the end of Fiscal 2021.

As part of our ongoing business transformation, we have been executing a store fleet optimization program that included the closure of approximately 200 mostly Bed Bath & Beyond stores by the end of Fiscal 2021. In connection with this program, we incurred approximately $92.4 million in costs including contract termination costs, employee-related costs, professional fees and non-cash impairment charges, of which approximately $47.9 million was incurred in Fiscal 2021. The store fleet optimization program involves numerous risks, including, without limitation, the diversion of our attention from our businesses and operations. These or other factors may impair our ability to realize the anticipated benefits of the program, which may materially adversely affect our business, results of operations, financial condition and liquidity. As of February 26, 2022, 207 mostly Bed Bath & Beyond stores have been closed. We may also determine that additional store closures are warranted in the future.

Acquisitions, partnerships or investments, divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements.

As part of our business transformation and omni-channel strategy, we may make significant investments in technology, acquire businesses aligned with our strategy and growth objectives or enter into strategic partnerships. If we are unable to successfully integrate and develop acquired businesses, establish and manage investments and partnerships or if such activities do not provide the anticipated benefits or desired rates of return, our financial condition or results of operation may be adversely affected.

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

OPERATIONAL RISKS

A major disruption of, or failure to successfully implement or make changes to, our information technology systems could negatively impact results of operations.

Our results of operations could be negatively impacted by a major disruption of our information technology systems. We rely heavily on these systems to process transactions with customers and vendors, manage inventory replenishment, summarize results and control distribution of products. Despite numerous safeguards and careful contingency planning, these systems are still subject to power outages, telecommunication failures, cybercrimes, cybersecurity attacks and other catastrophic events. A major disruption of the systems and their backup mechanisms may cause us to incur significant costs to repair the systems, experience a critical loss of data and/or result in significant business interruptions that could have a material adverse impact on our financial condition, results of operations or reputation.

In addition, in the ordinary course of business, we regularly evaluate and make changes and upgrades to our information systems. As part of our transformation strategy, we have commenced a multi-year effort to evaluate and, where appropriate, upgrade and/or replace certain of our information systems, including systems for inventory management, order management and our finance systems. These system changes and upgrades can require significant capital investments, dedication of resources and time to fully implement. During this transition, we may need to continue to operate on legacy infrastructure, which has had, and could continue to have, a material adverse impact on our business operations and financial results. While we follow a disciplined methodology when evaluating and making such changes, there can be no assurances that we will successfully implement such changes, that such changes will occur without disruptions to our operations or that the new or upgraded systems will achieve the desired business objectives.

Security breaches and other disruptions to our information technology infrastructure (including third-party service providers) could interfere with our operations. These disruptions can lead to unplanned remediation costs to address enhancements to our IT systems and result in loss of consumer confidence and other negative consequences, which may include litigation and regulatory penalties.

We collect, process, transmit and store relevant information about our customers and employees in the ordinary course of business in connection with certain activities, including, without limitation credit card processing, website hosting, data encryption and software support. As a result, we face risks associated with unauthorized access to our or our third-party service providers’

information technology systems, loss or destruction of data, computer viruses, malware, distributed denial-of-service attacks or other malicious activities. These threats may result from human error, equipment failure or fraud or malice on the part of employees or third parties. We make significant resource investments to protect this information and continue to invest in resources to maintain confidentiality, integrity and availability of our data. As we migrate our legacy systems to cloud-based technologies hosted by third-parties, we also continue to develop systems and processes that are designed to protect our customer, associate, and company information. However, it is not always possible to anticipate the evolving threat landscape and mitigate all risks to our systems and information, and while these measures provide reasonable security, our efforts have not in the past, and may not in the future, prevent all incidents of data breach or theft. We could also be affected by risks to the systems and information of our vendors, service providers, counterparties and other third parties. Risks relating to cyberattacks on our vendors and other third parties have also been increasing due to more frequent and severe supply chain attacks impacting software and information technology service providers in recent years.

For example, in October 2019, we discovered that a third party acquired e-mail and password information from a source outside of our systems that was used to access our online customer accounts. On October 29, 2019, we sent notifications to certain customers as required by applicable legal requirements. None of our online customers’ payment cards were compromised as a result of this incident.

Globally, the sophistication, frequency and severity of the techniques used to obtain unauthorized access to systems, sabotage systems or degrade system performance continue to evolve and become harder to detect. We are continuously evaluating and enhancing our cybersecurity and information security systems and creating new systems and processes. However, there can be no assurance that these measures will be effective in preventing or limiting the impact of future cybersecurity incidents. As techniques used to breach security grow in frequency and sophistication, and are generally not recognized until launched against a target, we, or our third-party service providers, may not be able to promptly detect that a cyber breach has occurred or, implement security measures in a timely manner or ensure that any such security measures will be effective. If we experience a material cybersecurity incident impacting the confidentiality and integrity of our data or operations of systems this could interfere with our operations and cause us to incur unplanned significant remediation costs to address enhancements to our IT resources, affect our ability to carry out our businesses, impair the trust of our customers or potential customers and expose us to increased risk of lawsuits, regulatory penalties and damage relating to loss of proprietary information, any of which could have a material adverse effect on our business, financial results and our brand and reputation.

Damage to our reputation in any aspect of our operations could potentially impact our operating and financial results.

Our reputation is based, in part, on perceptions of subjective qualities, so incidents involving our brand, our Owned Brands, our products or the retail industry in general that erode customer trust or confidence could adversely affect our reputation and our business.

As we increase the number of items available to be shipped directly from a vendor to a customer for home delivery or in-home assembly, we increasingly rely on the performance of these third-party merchandise vendors and service providers. Our focus on executing strategic partnerships also means that we will rely on the performance of those partners for activities that directly impact the customer experience. Any deficiencies in performance by these third parties or partners could have a material adverse effect on our reputation, despite our monitoring controls and procedures.

Federal, state and local governments, our customers and consumers and shareholders are becoming increasingly sensitive to environmental and other sustainability issues. In response, we have committed to an ambitious ESG strategy. In order to reach these ambitions and goals, we will need to incorporate ESG considerations into our business strategy, products and services, and may incur significant cost and effort in doing so. Failure to manage and successfully execute our ESG strategy or address ESG matters appropriately (or being able to do so only at a significant expense to our business), or failure to adapt our strategy and business to the changing regulatory requirements and market expectations, may result in reputational damage and materially and adversely affect our business, results of operations and financial results.

In addition, challenges to our compliance with various regulations, rules and laws, including but not limited to, those related to social, product, labor and environmental matters could also jeopardize our reputation and lead to adverse publicity, especially in the rapidly changing media environment. The increased use of digital platforms, such as social media, by us and consumers has also increased the risk that our reputation could be negatively impacted by information about or affecting us that is easily accessible and rapidly disseminated.

Damage to our brand and reputation could potentially impact our operating and financial results, diminish customer trust and generate negative customer sentiment, as well as require additional resources to rebuild our reputation.

Our success is dependent, in part, on managing costs of labor, merchandise and other expenses that are subject to factors beyond our control.

Our success depends, in part, on our ability to manage operating costs and to look for opportunities to reduce costs. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, labor organizing activities and changing demographics. Our ability to find qualified merchandise vendors and service providers and obtain access to products in a timely, efficient and cost-effective manner can be adversely affected by trade restrictions, political instability, financial instability of suppliers, suppliers’ noncompliance with applicable laws, transportation costs, disruptions to our supply chain network serving our stores, distribution facilities and customers due to labor disturbances and other items, and other factors beyond our control, including the impact of the COVID-19 pandemic.

Disruptions of our supply chain could have an adverse effect on our operating and financial results.

Disruption of our supply chain capabilities due to trade restrictions, port-related issues such as closures, congestion or delays, political instability, war (including the ongoing military conflict between Russia and Ukraine), changes in tax or trade policy, weather, natural disaster, pandemics (including COVID-19), terrorism, product recalls, labor supply or stoppages, financial and/or operational instability of key suppliers and carriers, or other reasons could impair our ability to distribute our products and adversely impact the costs we incur to distribute our products. To the extent we are unable to mitigate the likelihood or potential impact of such events, it could materially and adversely impact our business, results of operations, financial condition and liquidity.

Historically, we have purchased substantially all of our merchandise in the United States, with the majority from domestic sources (who may manufacture overseas) and the balance from importers. As we continue to expand our assortment of proprietary Owned Brand merchandise, the portion of our merchandise that we purchase directly from overseas sources is increasing, and represented approximately 22% of our total purchases in Fiscal 2021.

We have experienced in 2021, and expect to continue to experience in 2022, supply chain disruptions, including increased product costs, increased shipping and transportation costs, increased labor wages, labor shortages and port and other delivery delays and associated charges. In addition to increased costs, disruptions may also result in inventory management issues, such as slow replenishment, out-of-stocks and excessive inventory levels. In an effort to mitigate these risks, and as part of our business transformation and strategy, we plan to make capital investments in initiatives aimed to help modernize our supply chain and network operations. As part of this program, we have partnered with Ryder System, Inc. to develop and operate two new regional distribution centers to provide merchandise to regional stores for both in-store shopping and online shopping services such as BOPIS or Curbside, Same Day Delivery, and Ship from Store. The first of these facilities began operations in the second half of Fiscal 2021. Failure to effectively manage this and other supply chain modernization initiatives could materially and adversely impact our business.

In addition, any significant changes to trade policy, including implementation of additional tax or import restrictions, could result in additional costs to us or require us to seek alternative sources of supply, which could negatively impact our reputation and have a material adverse effect on our business and results of operations.

Rising inflation may adversely affect us by increasing costs of materials, labor and other costs beyond what we can recover through price increases.

Inflation can adversely affect us by increasing the costs of materials, labor and other costs required to manage and grow our business. In the current inflationary environment, depending on the terms of our contracts and other economic conditions, we may be unable to raise prices enough to keep up with the rate of inflation, which would reduce our profit margins and returns. If we are unable to increase our prices to offset the effects of inflation, our business, results of operations and financial condition could be materially and adversely affected.

In addition, inflation is often accompanied by higher interest rates. The impact of COVID-19 may increase uncertainty in the global financial markets, as well as the possibility of high inflation and extended economic downturn, which could reduce our ability to incur debt or access capital and impact our results of operations and financial condition even after these conditions improve.

Inefficient management of relationships and dependencies on third-party service providers could adversely affect our operations.

We rely on third parties to support our business and provide certain services, which include portions of our technology and operational infrastructure. As a result, our business model is complex and can be challenging to manage. If we do not properly manage these relationships, or if these third-party service providers fail to perform, meet expectations, or face disruptions, it could result in the loss of our competitive position and reputational damage and adversely affect our results of operations.

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

In particular, our continued success will depend in part on our ability to retain the talents and dedication of key employees. If key employees terminate their employment, become ill (including as a result of the COVID-19 pandemic), or if an insufficient number of employees is retained to maintain effective operations, our business activities may be adversely affected and our management team's attention may be diverted. In addition, we may not be able to locate suitable replacements for any key employees who leave or offer employment to potential replacements on reasonable terms, all of which could adversely affect our business, results of operations and financial condition.

Extreme or unusual weather patterns caused by climate change or otherwise, natural disasters, and other catastrophic events, as well as regulatory or market measures and changing consumer preferences in response to climate change and ESG matters, could adversely affect our business and results of operations.

Our business is susceptible to risks associated with extreme weather patterns, including the impacts of climate change. Extreme weather conditions and natural disasters, such as heavy snow, ice or rain storms, hurricanes, floods, tornados, earthquakes, wild fires, or a combination of these and other factors, could have a material adverse effect on our business, financial condition and results of operation. For example, extreme weather conditions over a prolonged period of time in the areas in which our stores or distribution centers are located, especially in areas with a high concentration of our stores, may make it difficult for our customers or associates to travel to our stores or distribution centers and thereby reduce our sales and profitability. These conditions can have similar impacts to our supply chain operations causing delivery disruptions or delays in order fulfillment. Such extreme weather conditions or natural disasters could cause significant damage to, destroy and/or force the closure of our stores and distribution centers, as well as those of our third-party service providers.

In addition, our business is susceptible to unusual and unseasonable weather patterns, such as extended periods of warm temperatures in the fall and winter seasons or cool temperatures in the spring and summer seasons, which could result in inappropriate inventory levels, especially for our BABY business, and negatively impact our business, results of operations and financial condition.

There is also increased focus, including by investors, customers and other stakeholders, on climate change and other ESG and sustainability matters, including single use plastic, energy, waste and worker safety. Concern about climate and sustainability-related issues may result in changes in consumer preference, including moving away from products considered to have high climate change impact and toward products that are more sustainably made. If we fail to adapt to these changing consumer preferences, our business, results of operations and reputation may be materially adversely affected.

Concern over climate change may result in new or additional legal, legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation and utility cost increases that adversely affect our business. New or more stringent climate change-related mandates, laws or regulations, or stricter interpretations of existing mandates, law or regulations, could also require additional expenditures by us or our suppliers, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

CAPITAL RISKS

Disruptions in the financial markets could have a material adverse effect on the Company’s ability to access our cash and cash equivalents.

We may have amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. While we closely manage our cash and cash equivalents balances to minimize risk, if there were disruptions in the financial markets

(including as a result of the COVID-19 pandemic), we cannot be assured that we will not experience losses on our deposits, and it may negatively impact the availability and cost of capital.

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

In addition, we have received, and may continue to receive, significant media attention, including from blogs, articles, message boards and social media. Information provided by third parties may not be reliable or accurate, or contain misleading, incomplete or otherwise damaging information, which could influence trading activity in our stock. As a result, our stock has experienced, and could continue to experience, extreme price and volume fluctuations that may be unrelated to our operating performance, financial position or other business fundamentals. This activity along with other factors, including the involvement of short sellers or activist investors in our stock, has materially impacted in the past, and could materially impact in the future, the trading price of our stock, put pressure on the supply and demand for our stock, limit our stockholders from readily selling their shares and result in significant loss of investment.

As part of our capital allocation strategy, since December 2004, our Board of Directors has authorized several share repurchase programs, and in April 2016, the Board of Directors authorized a quarterly dividend program. Decisions regarding share repurchases and dividends are within the discretion of the Board of Directors, and will be influenced by a number of factors, including the price of our common stock, general business and economic conditions, our financial condition and operating results, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. Changes in, or the elimination of, our share repurchase programs or dividend could have a material adverse effect on the price of our common stock. Our share repurchase program could change, and would be influenced by several factors, including business and market conditions, such as the impact of the COVID-19 pandemic on our stock price. In response to the COVID-19 pandemic, in March 2020, we postponed our plans for share repurchases and suspended the payment of dividends and planned debt reductions. We recommenced share repurchase programs on October 28, 2020 and in Fiscal 2020 entered into accelerated share repurchase programs on October 28, 2020 and January 7, 2021 (as amended on January 29, 2021), totaling $375.0 million. In Fiscal 2021, we announced that we intended to complete our $1 billion three year repurchase plan by the end of Fiscal 2021, two years ahead of schedule, and completed share repurchases of $574.9 million, bringing cumulative repurchases under this plan to approximately $950.0 million through February 26, 2022. An additional approximately $40.0 million was repurchased in March of 2022. For more information on our dividends and share repurchase programs, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Our business would be adversely affected if we are unable to service our debt obligations.

We have incurred indebtedness under senior unsecured notes and have entered into the ABL Facility. Our ability to pay interest and principal when due, comply with debt covenants or repurchase the senior unsecured notes if a change of control occurs, will depend upon, among other things, sales and cash flow levels and other factors that affect our future financial and operating performance, including prevailing economic conditions and financial and business factors, many of which are beyond our control. Given the current economic environment, and potential adverse effects of the COVID-19 pandemic, for example, we may be unable to maintain compliance with the springing minimum fixed charge coverage ratio covenant under the ABL Facility in future periods, to the extent the covenant is applicable under the terms of the ABL Facility, which would among other things, result in an event of default under the ABL Facility.

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

We are subject to numerous statutory, regulatory and legal requirements at a local, state or provincial and national level, and this regulatory environment is subject to constant change. Our operating results could be negatively impacted by developments in these areas due to the costs of compliance in addition to possible government penalties and litigation, operating interruptions and reputational damage in the event of deemed noncompliance. Changes in the law or the regulatory environment, or deemed noncompliance with such laws or regulations, in the areas of customer, employee or product safety, environmental protection, privacy and information security, labor, wage and hour laws, and international trade policy, among others, could adversely impact our operations and financial results.

As part of our business transformation and strategy, we have expanded our product offerings to include a selection of Owned Brands. This expansion brings additional regulatory and compliance requirements, which require new resources and the development of new policies and procedures. Our failure to properly manage our expanded business or comply with these regulations could expose us to fines, penalties, litigation and other costs that could harm our reputation and adversely impact our financial results.

Changes to accounting rules, regulations and tax laws, or new interpretations of existing accounting standards or tax laws could negatively impact our operating results and financial position.

Our operating results and financial position could be negatively impacted by changes to accounting rules and regulations or new interpretations of existing accounting standards. Our effective income tax rate could be impacted by changes in accounting standards as well as changes in tax laws or the interpretations of these tax laws by courts and taxing authorities, which could negatively impact our financial results. Such changes would include for example, the possible adoption by the United States of additional tariffs, or the disallowance of tax deductions, with respect to imported merchandise.

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

A failure of our business partners to adhere to appropriate laws, regulations or standards could negatively impact our reputation.

We engage with various third parties to meet business needs. These business partners include, among others, vendors, suppliers, and service providers. The failure of these business partners to comply with applicable regulations, rules, laws, and industry standards could negatively impact our reputation and have a material adverse effect on our business and results of operations.
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.
ITEM 2 – PROPERTIES
Most of our stores are located in suburban areas of medium and large-sized cities. These stores are situated in strip and power strip shopping centers, as well as in major off-price and conventional malls, and in free standing buildings.
As of February 26, 2022, our 953 stores are located in all 50 states, the District of Columbia, Puerto Rico and Canada and range in size from approximately 4,000 to 84,000 square feet, but are predominantly between 18,000 and 50,000 square feet. Approximately 85% to 90% of store space is used for selling areas.

The table below sets forth the locations of our stores as of February 26, 2022:

STORE LOCATIONS

Alabama	12	New York	60
Alaska	1	North Carolina	26
Arizona	22	North Dakota	2
Arkansas	6	Ohio	25
California	87	Oklahoma	9
Colorado	20	Oregon	11
Connecticut	14	Pennsylvania	25
Delaware	4	Rhode Island	2
Florida	69	South Carolina	13
Georgia	25	South Dakota	2
Hawaii	1	Tennessee	18
Idaho	6	Texas	76
Illinois	31	Utah	7
Indiana	13	Vermont	2
Iowa	8	Virginia	26
Kansas	10	Washington	18
Kentucky	8	West Virginia	1
Louisiana	12	Wisconsin	9
Maine	4	Wyoming	2
Maryland	14	District of Columbia	1
Massachusetts	21	Puerto Rico	2
Michigan	30	Alberta, Canada	17
Minnesota	9	British Columbia, Canada	11
Mississippi	5	Manitoba, Canada	2
Missouri	15	New Brunswick, Canada	2
Montana	6	Newfoundland and Labrador, Canada	1
Nebraska	5	Nova Scotia, Canada	2
Nevada	9	Ontario, Canada	27
New Hampshire	9	Prince Edward Island, Canada	1
New Jersey	70	Saskatchewan, Canada	2
New Mexico	5	Total	953

We lease substantially all of our existing stores. The leases provide for original lease terms that generally range from 10 to 15 years and most leases provide for a series of 5 year renewal options, often at increased rents, the exercise of which is at our sole discretion. We evaluate leases on an ongoing basis which may lead to renegotiated lease provisions, including rent and term duration, or the possible relocation or closing of stores. We have approximately 150 store leases that are up for renewal in 2022, which provide opportunity to evaluate additional store closures and relocations. Certain leases provide for scheduled rent increases (which, in the case of fixed increases, we account for on a straight-line basis over the committed lease term, beginning when we obtain possession of the premises) and/or for contingent rent (based upon store sales exceeding stipulated amounts).

We have distribution facilities, which ship merchandise to stores and customers, totaling approximately 4.4 million square feet, including our first regional distribution center, an approximately one million square foot facility in Frackville, Pennsylvania, which became operational during Fiscal 2021. We also executed a lease for our second regional distribution center in Jurupa Valley, California, which is expected to be operational by late 2022. Ryder Systems, Inc. will operate these two regional distribution centers under a strategic partnership, with the objective of reducing product replenishment times and improving the customer experience.

As of February 26, 2022, we have approximately 704,000 square feet within 9 leased and owned facilities for corporate office functions.

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

After a mediation held in August 2021, a settlement in principle was reached between the Company and lead plaintiff in the Securities Class Action. The settlement has been executed and was preliminarily approved by the New Jersey Federal Court in February 2022. If the settlement is granted final approval, the Securities Class Action will be fully resolved and the matter will be dismissed. The Company has recorded a liability for the Securities Class Action, based on the agreed settlement amount and insurance coverage available.

On July 10, 2020, the first of three related shareholder derivative actions was filed in the New Jersey federal court on behalf of our Company against various present and former directors and officers. The case, which is captioned Salu v. Tritton, et al., Case No. 2:20-cv-08673-MCA-MAH (D.N.J.), asserts claims under §§ 10(b) and 20(a) of the Exchange Act and for breach of fiduciary duty, unjust enrichment, and waste of corporate assets under state law arising from the events underlying the securities class actions described above and from our repurchases of our own shares during the class period pled in the securities cases. The two other derivative actions, which assert similar claims, are captioned Grooms v. Tritton, et al., Case No. 2:20-cv-09610-SDW-RDW (D.N.J.) (filed July 29, 2020), and Mantia v. Fleming, et al., Case No. 2:20-cv-09763-MCA-MAH (D.N.J.) (filed July 31, 2020). On August 5, 2020, the court signed a stipulation by the parties in the Salu case to stay that action pending disposition of a motion to dismiss in the Securities Class Action, subject to various terms outlined in the stipulation. The parties in all three derivative cases have moved to consolidate them and to apply the Salu stay of proceedings to all three actions. The court granted the motion on October 14, 2020, but the stay was subsequently lifted. On January 4, 2022, the defendants filed a motion to dismiss this case.

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

On June 11, 2021, an additional related derivative action was filed on behalf of the Company against certain present and former directors and officers. This Complaint is entitled Michael Anthony v Mark Tritton et. al., Index No. 514167/2021 and was filed in the Supreme Court of the State of New York, Kings County. The claims are essentially the same as in the other two derivative actions. On October 26, 2021, the court consolidated the Schneider and Anthony actions, and the plaintiffs subsequently filed a consolidated complaint. On January 10, 2022, the defendants filed a motion to dismiss this case.

The derivative cases were not included in the August 2021 settlement referred to above, but after mediation, a settlement in principle was reached subsequent to year-end. The settlement remains subject to documentation and must be approved by the Court.

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

ITEM 4 – MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol BBBY. On March 26, 2022, there were approximately 1,600 shareholders of record of the common stock (without including individual participants in nominee security position listings). On March 26, 2022, the last reported sale price of the common stock was $22.59.

During Fiscal 2016, our Board of Directors authorized a quarterly dividend program. During Fiscal 2021, 2020, and 2019, total cash dividends of $0.7 million, $23.1 million, and $85.5 million were paid, respectively. As a result of the COVID-19 pandemic, in Fiscal 2020 we suspended our quarterly cash dividend payments to support plans to build long-term shareholder value and further strengthen our financial flexibility. Any quarterly cash dividends to be paid in the future are subject to the determination by the Board of Directors, based on an evaluation of our earnings, financial condition and requirements, business conditions and other factors.

Since 2004 through the end of Fiscal 2021, we have repurchased approximately $11.685 billion of our common stock through share repurchase programs. Our purchases of our common stock during the fourth quarter of Fiscal 2021 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
November 28, 2021 - December 25, 2021	5,386,300	$17.93	5,386,300	$1,401,159,241
December 26, 2021 - January 22, 2022	2,431,100	$14.26	2,431,100	$1,366,479,614
January 23, 2022 - February 26, 2022	6,547,200	$15.14	6,547,200	$1,267,377,844
Total	14,364,600	$16.04	14,364,600	$1,267,377,844

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
(2) Excludes brokerage commissions paid by us, if any.

Stock Price Performance Graph

The graph shown below compares the performance of our common stock with that of the S&P 500 Index, the S&P Retail Composite Index and the S&P 500 Specialty Retail Index over the same period (assuming the investment of $100 in our common stock and each of the three Indexes on February 25, 2017, and the reinvestment of dividends, if any).

DOLLARS
300
275
250
225
200
175
150
125
100
75
50
25
-
Bed Bath & Beyond Inc.
S&P 500 Index
S&P Retail Composite Index
S&P 500 Specialty Retail Index
2/25/17
3/3/18
3/2/19
2/29/20
2/27/21
2/26/22

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bed Bath & Beyond Inc. and subsidiaries (the "Company", "we", "our", "us", or "ourselves") is an omni-channel retailer that makes it easy for our customers to feel at home. We sell a wide assortment of merchandise in the Home, Baby, Beauty & Wellness markets and operate under the names Bed Bath & Beyond, buybuy BABY ("BABY"), and Harmon, Harmon Face Values, or Face Values (collectively, "Harmon"). We also operate Decorist, an online interior design platform that provides personalized home design services. In addition, we are a partner in a joint venture, which operates retail stores in Mexico under the name Bed Bath & Beyond.

We account for our operations as one North American Retail reporting segment. For Fiscal 2020 and 2019, we accounted for our operations as two operating segments: North American Retail and Institutional Sales, the latter of which did not meet the quantitative thresholds under GAAP and, therefore, was not a reportable segment, and which was divested in October 2020.

We are driving a digital-first, omni-always growth strategy and optimizing our digital and physical store channels to provide our customers with a seamless omni-channel shopping experience. Digital purchases, including web and mobile, can be shipped to a customer from our distribution facilities, directly from vendors, or from a store. Store purchases are primarily fulfilled from that store's inventory or may also be shipped to a customer from one of our distribution facilities, from a vendor, or from another store. Customers can also choose to pick up orders using our BOPIS and contactless Curbside Pickup services, as well as return online purchases to a store. Customers can also make purchases through one of our customer contact centers and in-store through The Beyond Store, our proprietary web-based platform. These capabilities allow us to better serve our customers across various channels.

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

Business Transformation and Restructuring

Since 2019, we have undertaken significant changes to transform our business and adapt to the dynamic retail environment and the evolving needs of our customers in order to position ourselves for long-term success. As part of these changes, our management team, led by President and Chief Executive Officer (CEO) Mark Tritton, has been focused on driving an omni-always, customer-inspired strategy to re-establish our authority in the Home, Baby, Beauty & Wellness markets. We have created a more focused portfolio through the divestiture of non-core assets and further strengthened our financial flexibility through key actions such as corporate restructurings and operating expense control to re-set our cost structure and support our ongoing business transformation.
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

In March 2021, we announced our plan to introduce at least eight new Owned Brands during Fiscal 2021. During Fiscal 2021 the following Owned Brands were launched:

First Quarter	Second Quarter	Third Quarter
Nestwell™	Our Table™	Studio 3B™
Haven™	Wild Sage™	H For Happy™
Simply Essential™	Squared Away™

The assortment for these Owned Brands includes thousands of new products across our key destination categories of Bed, Bath, Kitchen Food Prep, Home Organization and Indoor Decor. We also continue to redefine certain of our existing Owned Brands, such as Bee & Willow™ and Marmalade™, including new brand imagery and packaging as well as refined product assortment and presentation.

We will continue to build on this strong foundation as we execute our three-year growth strategy to further elevate the shopping experience, modernize our operations and unlock strong and sustainable shareholder value.

As part of our business transformation plan, we are also pursuing a comprehensive cost restructuring program, to drive improved financial performance. We expect to reinvest a portion of the expected cost savings into future growth initiatives. Key components of the expected financial improvement include:

•Approximately $100 million in annual savings from our previously disclosed store fleet optimization program which included the planned closure of approximately 200 mostly Bed Bath & Beyond stores. This program was largely completed by February 26, 2022. During Fiscal 2021, we closed 63 stores (bringing the total store closures to 207 since the program's inception). We continue to believe that our physical store channel is an asset for our transformation into a digital-first company, especially with new omni-fulfillment capabilities in BOPIS, Curbside Pickup, Same Day Delivery and fulfill-from-store.

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

•In the fourth quarter of Fiscal 2021, we announced that we are pursuing additional expense optimization measures of approximately $100 million annualized that will explore areas such as additional store fleet optimization, fixed costs and discretionary savings opportunities.

In connection with the above restructuring and transformation initiatives, during Fiscal 2021, we recorded total expense of $281.2 million including $137.2 million in cost of sales, primarily associated with the transition of our product assortment to Owned Brands and, to a lesser extent, to redefine certain existing Owned Brands, as well as $144.0 million in restructuring and transformation initiative expenses for costs associated with our planned store closures as part of the store fleet optimization program and other transformation initiatives. We also recorded impairment charges of approximately $36.5 million, primarily related to store assets. At this point, we are unable to estimate the amount or range of amounts expected to be incurred in connection with future restructuring and transformation initiatives, including additional Owned Brand introductions and further store closures, and will provide such estimates as they become available.

Additionally, as part of these efforts, we completed the divestitures of the following banners:

•In December 2020, we entered into a definitive agreement to sell Cost Plus World Market to Kingswood Capital Management.

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

The net proceeds from these transactions have been reinvested in our core business operations to drive growth, fund share repurchases and reduce our outstanding debt.

During Fiscal 2021, we recognized a charge of approximately $18.2 million in loss on sale of businesses in the consolidated statement of operations, primarily associated with the Fiscal 2021 settlement of the CTS pension plan (see "Employee Benefit Plans," Note 11 to the accompanying consolidated financial statements) and certain working capital and other adjustments related to the above divestitures. During Fiscal 2020, we recognized a loss of approximately $1.1 million on the sale of businesses related to certain of the above divestitures.
Executive Summary

The following represents a summary of key financial results and related business developments for the periods indicated:

•Net sales for Fiscal 2021 were $7.868 billion, a decrease of approximately 14.8% as compared with Fiscal 2020.
•Excluding the impact of the business divestitures described above, which represented net sales of $1.290 billion for Fiscal 2020, net sales for our four core banners for Fiscal 2021 decreased by approximately 1% compared with Fiscal 2020.
•During Fiscal 2021, we continued to execute against key initiatives under our transformation program, including:
•Owned Brands. We launched eight new Owned Brands, under which there are thousands of new products across our key Destination Categories of Bed, Bath, Kitchen Food Prep, Home Organization and Indoor Decor.

First Quarter	Second Quarter	Third Quarter
Nestwell™	Our Table™	Studio 3B™
Haven™	Wild Sage™	H For Happy™
Simply Essential™	Squared Away™
•New York City Flagship Renovation. We completed the renovation of our Bed Bath & Beyond flagship store in New York City, which reopened in July 2021 after undergoing a complete transformation since closing in December 2020. The renovated flagship store is an expression of the new Bed Bath & Beyond, with a significant focus on our five core destination categories of bed, bath, kitchen & dining, indoor décor and organization.
◦Omni-Channel Capabilities. We continued our focus on being a digital-first, omni-always retailer:
▪We announced separate partnerships with DoorDash and Uber to provide on-demand delivery of essential homeware products and items from more than 700 Bed Bath & Beyond locations and nearly 120 BABY locations nationwide.
▪In November 2021, we launched our new digital marketplace to build on our existing authority in key Home & Baby categories, with an assortment of products from a highly curated selection of third-party brand partners that will be integrated into our digital platform.
▪In November 2021, we announced a strategic collaboration to directly offer Kroger customers an extensive selection of the most sought-after goods for the Home & Baby products carried by the Bed Bath & Beyond and buybuy BABY banners through Kroger.com as well as a small-scale physical store pilot at select Kroger Family of Companies stores beginning in Fiscal 2022.
•Additional Product Initiatives. Our Bed Bath & Beyond banner launched the Home, Happier Team, the brand's first-ever curated advisory panel of industry experts who will serve as "host and hostesses of the home," providing ideas, innovative solutions and compelling content to help customers personalize their living spaces and make it easy to feel at home. Our buybuy BABY banner introduced its "welcome to parenthood" program in-store and online through educational resources, reimagined shopping experiences, a revised registry, new digital offerings and a new marketing campaign to inspire customers to embrace every aspect of parenthood. Additionally, we announced key partnerships with Casper Sleep Inc. (including a first branded shop-in shop in our New York City flagship store), and with Safely™, an eco-friendly line of home care and cleaning products which made its retail debut exclusively in Bed Bath & Beyond, buybuy BABY and Harmon stores nationwide.
•Supply Chain Transformation. In the second half of Fiscal 2021, we started operations at our first regional distribution center, an approximately one million square foot facility in Frackville, Pennsylvania, and executed a lease for our second regional distribution center in Jurupa Valley, California, which is expected to be operational by late 2022. Ryder

Systems, Inc. will operate these two regional distribution centers under a strategic partnership, with the objective of reducing product replenishment times and improving the customer experience.
•Store Fleet Optimization. We continue to believe that our physical store channel is an asset for our transformation into a digital-first company, especially with omni-fulfillment capabilities in BOPIS, Curbside Pickup, Same Day Delivery and fulfill-from-store. During Fiscal 2021:
◦We commenced renovations on approximately 130 stores, of which approximately 80 were completed, to bring the expression of the new Bed Bath & Beyond to our customers in many of our markets.
◦We largely completed the planned optimization of our store fleet through the closure of 63 mostly Bed Bath & Beyond stores during Fiscal 2021, bringing total store closures for the overall program to 207 as of February 26, 2022.

We plan to continue to actively manage our real estate portfolio to permit store sizes, layouts, locations and offerings to evolve over time to optimize market profitability and to renovate, remodel or reposition stores within markets as appropriate.

•In connection with these restructuring and transformation initiatives, during Fiscal 2021, we recorded total expense of $281.2 million including $137.2 million in cost of sales and $144.0 million in restructuring and transformation initiative expenses in the consolidated statement of operations, as well as $36.5 million of impairments and $18.2 million of losses on sales of businesses.

•During Fiscal 2021, we announced plans to complete our $1 billion three-year repurchase plan by the end of Fiscal 2021, which was two years ahead of schedule. During Fiscal 2021, we repurchased approximately 27.7 million shares of our common stock under the share repurchase plan approved by our Board of Directors, at a total cost of approximately $574.9 million, which combined with the accelerated share repurchase programs entered into in Fiscal 2020 totaling $375.0 million, resulted in the repurchase of $950.0 million shares under this plan as of February 26, 2022. An additional approximately $40.0 million was repurchased in March of 2022.

•Net loss for Fiscal 2021 was $559.6 million, or $5.64 per diluted share, compared with net loss of $150.8 million, or $1.24 per diluted share, for Fiscal 2020. Net loss for Fiscal 2021 included a net unfavorable impact of $4.66 per diluted share associated with restructuring and other transformation initiatives, non-cash impairments, loss on sale of business and loss on debt extinguishment, as well as the impact of recording a valuation allowance against the Company’s U.S. federal and state deferred tax assets (see "Provision for Income Taxes," Note 8 to the accompanying consolidated financial statements). Net loss for Fiscal 2020 included a net unfavorable impact of $0.23 per diluted share associated with the loss on sale of business, non-cash impairments and charges recorded in connection with the restructuring program and transformation initiatives offset by a gain on extinguishment of debt and decrease in the incremental inventory reserve for future markdowns recorded in Fiscal 2019, as well as the associated tax effects.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. That same month, as a result of the COVID-19 pandemic, we began to temporarily close certain store locations that did not have a health and personal care department, and as of March 23, 2020, all of our retail stores across the U.S. and Canada were temporarily closed except for most stand-alone buybuy BABY and Harmon stores, subject to state and local regulations. In May 2020, we announced a phased approach to re-open our stores in compliance with relevant government directives, and as of the end of July 2020, nearly all of our stores re-opened. During portions of Fiscal 2021, a limited number of stores in Canada either closed temporarily or continued to operate under restrictions in compliance with local governmental orders. As of February 26, 2022, all of our stores were operating without restriction subject to compliance with applicable mask and vaccine requirements.

The COVID-19 pandemic materially adversely impacted our results of operations and cash flows for Fiscal 2021. We are continuing to closely monitor the impact of the COVID-19 pandemic on our business, results of operations, and financial results, as numerous significant uncertainties continue to surround the pandemic and its ultimate impact on us, including but not limited to:

•the timing and extent of recovery in consumer traffic and spending;
•potential delays, interruptions and disruptions in our supply chain, including higher freight charges;
•labor shortages, wage pressures and competition for talent;

•the extent of dissemination and public acceptance of COVID-19 vaccines and their effectiveness against COVID-19 and its evolving strains, some of which may be more transmissible or virulent than the initial strain;
•additional widespread resurgences in COVID-19 infections; and
•evolving safety protocols such as requirements for proof of vaccination or regular testing in certain of our markets.
Further discussion of the risks and uncertainties posed by the COVID-19 pandemic is included in "Risk Factors" under "Part I, Item 1A" of this Form 10-K.
RESULTS OF OPERATIONS
The fiscal years discussed below were each comprised of 52 weeks.
Net Sales

	Fiscal Year Ended			Change from Prior Year
(in millions)	February 26, 2022	February 27, 2021	February 29, 2020	February 26, 2022		February 27, 2021
Net sales	$7,867.8	$9,233.0	$11,158.6	$(1,365.2)	(14.8)%	$(1,925.6)	(17.3)%

Sales from divested banners	—	1,290.1	2,151.1	(1,290.1)	(100.0)%	(861.0)	(40.0)%

Excluding the impact of the divestitures described above, which represented net sales of $1.290 billion for Fiscal 2020, net sales for our four core banners for Fiscal 2021 decreased by approximately 1% compared with Fiscal 2020, as net sales improvements in the first half of Fiscal 2021, including due to the impact of the COVID-19 pandemic in the first quarter of 2020, were offset by the impact of traffic declines and the supply chain disruptions in the second half of the year. Store closures as part of our store fleet optimization program also contributed to the decline in sales from Fiscal 2020 to Fiscal 2021.

The decrease in net sales for Fiscal 2020 was primarily due to the impact of the COVID-19 pandemic during the first quarter of Fiscal 2020, as well as the impact of our transformation initiatives, primarily our store fleet optimization program and the business divestitures described above (see Business Transformation and Restructuring).

During Fiscal 2021, Fiscal 2020 and Fiscal 2019, net sales consummated through digital channels represented approximately 37%, 38% and 17%, respectively, of our sales. Sales consummated on a mobile device while physically in a store location and BOPIS orders are recorded as customer facing digital channel sales. Customer orders taken in-store by an associate through The Beyond Store, our proprietary, web-based platform, are recorded as in-store sales. Prior to implementation of BOPIS and contactless Curbside Pickup services, customer orders reserved online and picked up in a store were recorded as in-store sales. Sales originally consummated from customer facing digital channels and subsequently returned in-store are recorded as a reduction of in-store sales.

As a result of the extended closure of the majority of our stores in the first quarter and in June of Fiscal 2020 due to the COVID-19 pandemic and our policy of excluding extended store closures from our comparable sales calculation, we believe that comparable sales* was not a meaningful metric for the first quarter of Fiscal 2020 as well as for the month of June in Fiscal 2020 and, therefore, are not a meaningful metric for Fiscal 2021 and Fiscal 2020.

* Comparable sales normally include sales consummated through all retail channels that have been operating for twelve full months following the opening period (typically six to eight weeks), excluding the impact of store fleet optimization program. We are an omni-channel retailer with capabilities that allow a customer to use more than one channel when making a purchase, including in-store, online, with a mobile device or through a customer contact center, and have it fulfilled, in most cases, either through in-store customer pickup or by direct shipment to the customer from one of our distribution facilities, stores or vendors.

Our comparable sales metric considers sales consummated through all retail channels – in-store, online, with a mobile device or through a customer contact center. Our omni-channel environment allows our customers to use more than one channel when making a purchase. We believe in an integrated and seamless customer experience. A few examples are: a customer may be assisted by an in-store associate to create a wedding or baby registry, while the guests may ultimately purchase a gift from our websites; or a customer may research a particular item, and read other customer reviews on our websites before visiting a store to consummate the actual purchase; or a customer may buy an item online for in-store or curbside pickup; or while in a store, a customer may make the purchase on a mobile device for in home delivery from either a distribution facility, a store or directly from a vendor. In addition, we accept returns in-store without regard to the channel in which the purchase was consummated, therefore resulting in reducing store sales by sales originally consummated through customer facing digital channels. As our retail operations are integrated and we cannot reasonably track the channel in which the ultimate sale is initiated, we can however, provide directional information on where the sale was consummated.

Sales of domestics merchandise accounted for approximately 37.4%, 34.7%, and 35.2%, of net sales in Fiscal 2021, 2020 and 2019, respectively. Sales of home furnishings accounted for approximately 62.6%, 65.3% and 64.8% of net sales, respectively, for Fiscal 2021, 2020, and 2019.

Gross Profit

	Fiscal Year Ended			Change from Prior Year
(in millions)	February 26, 2022	February 27, 2021	February 29, 2020	February 26, 2022		February 27, 2021
Gross profit	$2,483.5	$3,118.1	$3,541.7	$(634.6)	(20.4)%	$(423.6)	(12.0)%

Gross profit percentage	31.6%	33.8%	31.7%	(2.2)%	(6.5)%	2.1%	6.6%

Gross profit in Fiscal 2021 was negatively impacted by markdown activity associated with inventory being removed from our assortment in connection with the launches of new Owned Brands and, to a lesser extent, the redefinition of certain existing Owned Brands, as well as markdown activity associated with store closures as part of our store fleet optimization program. Gross profit for Fiscal 2021 included the impact of charges of $137.2 million for these higher markdowns on inventory sold, as well as an adjustment to reduce the cost of inventory on hand to be removed from the product assortment as part of these initiatives to its estimated realizable value. In addition, higher freight expenses, both for inbound product shipments and direct-to-customer fulfillment and in part due to industry wide, global supply chain challenges, negatively impacted gross margin in Fiscal 2021 compared with Fiscal 2020, which offset the favorable impact of a shift in product assortment toward new Owned Brands and a more normalized mix of digital sales.

The increase in the gross margin between Fiscal 2020 and Fiscal 2019 was primarily attributable to a shift in product mix and the leverage of distribution and fulfillment costs, partially offset by the impact of channel mix, including higher net-direct-to-customer shipping expense. In addition, our gross margin for Fiscal 2020 included the impact of a net benefit of $20.2 million from the reduction of incremental markdown reserves taken in Fiscal 2019, partially offset by restructuring and transformation initiatives.

Selling, General and Administrative Expenses

	Fiscal Year Ended			Change from Prior Year
(in millions)	February 26, 2022	February 27, 2021	February 29, 2020	February 26, 2022		February 27, 2021
Selling, general and administrative expenses	$2,692.3	$3,224.4	$3,732.5	$(532.1)	(16.5)%	$(508.1)	(13.6)%

As a percentage of net sales	34.2%	34.9%	33.4%	(0.7)%	(2.0)%	1.5%	4.5%

The decrease in SG&A expenses for Fiscal 2021 was primarily attributable to cost reductions resulting from our transformation initiatives, including reductions in corporate overhead, divestitures of non-core assets and lower rent and occupancy expenses as a result of our store fleet optimization program. The decrease in SG&A expenses as a percentage of net sales for Fiscal 2021 was also largely due to the factors above, as well as the de-leveraging effect caused by sales declines in Fiscal 2020 as a result of the COVID-19 pandemic.
For Fiscal 2020, the increase was primarily attributable to increases in fixed costs such as rent and occupancy and depreciation, and consulting costs related to our strategic initiatives, partially offset by decreases in payroll and payroll-related expenses and advertising.

In addition, during Fiscal 2021 and Fiscal 2020, we recorded credits of approximately $7.8 million and $33.3 million, respectively, as an offset to SG&A expenses as a result of the employee retention credits made available under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") for U.S. employees and under the Canada Emergency Wage Subsidy for Canadian employees.

Goodwill and Other Impairments

Goodwill and other impairments were $36.5 million for Fiscal 2021, $127.3 million in Fiscal 2020 and $509.2 million in Fiscal 2019. For Fiscal 2021, impairment charges included $30.8 million related to certain store-level assets (including leasehold improvements and operating lease assets) and tradename impairments of $5.7 million. For Fiscal 2020, impairment charges included $92.9 million related to certain store-level assets (including leasehold improvements and operating lease assets) and tradename impairments of $35.1 million. For Fiscal 2019, impairment charges included goodwill impairments of $391.1 million (primarily as the result of a sustained decline in our market capitalization), tradename impairments of $41.8 million, long-lived assets impairments of $75.1 million and other impairments of $1.2 million.

Restructuring and Transformation Initiative Expenses

During Fiscal 2021 and Fiscal 2020, we recorded charges of $144.0 million and $102.2 million, respectively, in connection with our restructuring and transformation initiatives. In Fiscal 2021, these charges were primarily for costs associated with the store fleet optimization program described above, including for the termination of facility leases, as well as technology transformation and business strategy and operating model transformation programs across core functions, including merchandising, supply chain and finance. In Fiscal 2020, these costs primarily related to severance costs recorded in connection with our workforce reduction and store fleet optimization programs as well as other restructuring activities (see "Restructuring and Transformation Activities," Note 3 to the accompanying consolidated financial statements).

Loss on Sale of Businesses

During Fiscal 2021, we recognized approximately $18.2 million in loss on sale of businesses in the consolidated statement of operations, primarily related to a $13.5 million charge associated with the Fiscal 2021 settlement of the CTS pension plan (see "Assets Held for Sale and Divestitures," Note 16 to the accompanying consolidated financial statements), as well as certain working capital and other adjustments related to the Fiscal 2020 divestitures. During Fiscal 2020, we recognized a loss of approximately $1.1 million on the sale of businesses related to these divestitures discussed above (see Business Transformation and Restructuring).

Operating Loss

	Fiscal Year Ended			Change from Prior Year
(in millions)	February 26, 2022	February 27, 2021	February 29, 2020	February 26, 2022		February 27, 2021
Operating Loss	$(407.6)	$(336.9)	$(700.1)	$(70.7)	21.0%	$363.2	(51.9)%

As a percentage of net sales	(5.2)%	(3.6)%	(6.3)%	(1.6)%	44.4%	2.7%	(42.9)%

Operating loss for Fiscal 2021 included the impact of pre-tax charges of $137.2 million included in gross profit primarily associated with the transition of our product assortment to Owned Brands and, to a lesser extent, our store fleet optimization program, as well as $144.0 million associated with restructuring and other transformation initiatives, $36.5 million for non-cash impairments and $18.2 million for loss on sale of business (each as described above). The change in operating loss as a percentage of net sales between Fiscal 2021 and 2020 was primarily due to the decline in gross margin, as discussed above, as well as higher restructuring and transformation expenses in Fiscal 2021 compared to Fiscal 2020.

The favorable change in operating loss as a percentage of net sales between Fiscal 2020 and Fiscal 2019 was primarily due to an increase in the gross margin, lower goodwill and other impairments compared to the prior year period, partially offset by increased SG&A expenses and restructuring and transformation initiative expenses as well as the impact of reductions of net sales, which reflected the impact of the temporary nationwide closure of the majority of our stores due to COVID-19, nearly all of which reopened as of July 2020, and of the divestitures discussed above (see Business Transformation and Restructuring).

Interest Expense, net

Interest expense, net was $64.7 million, $76.9 million, and $64.8 million in Fiscal 2021, 2020, and 2019, respectively. The decrease in Fiscal 2021 interest expense, net was primarily driven by decreased interest costs attributable to our revolving credit facilities and the impact of the repurchase of a portion of our senior unsecured notes in Fiscal 2020. For Fiscal 2020, the increase in interest expense, net was primarily driven by lower interest income on investments and increased interest costs attributable to our revolving credit facilities, primarily relating to the ABL Facility entered into in Fiscal 2020, partially offset by lower interest costs for our senior unsecured notes, primarily related to the repurchase of a portion of the senior unsecured notes in August 2020. For Fiscal 2019, interest expense, net primarily related to interest on the senior unsecured notes issued in July 2014.

(Loss) Gain on Extinguishment of Debt

During Fiscal 2021, we recorded a $0.4 million loss on the partial repayment of senior unsecured notes. During Fiscal 2020, we recorded a $77 million gain on the repurchase of $75 million principal amount of 4.915% senior unsecured notes due August 1, 2034 and $225 million principal of 5.165% senior unsecured notes due August 1, 2044 (see "Long Term Debt," Note 7 to the accompanying consolidated financial statements).

Income Taxes

The effective tax rate was (18.4)% for Fiscal 2021, 55.2% for Fiscal 2020, and 19.7% for Fiscal 2019.

For Fiscal 2021, the effective tax rate reflects the recording of a valuation allowance against our U.S federal and state deferred tax assets (discussed below), as well as a benefit resulting from an adjustment to the estimated net operating loss incurred in Fiscal 2020 which was carried back, under the provisions of the CARES Act, to a year in which the tax rate was 35%.

For Fiscal 2020, the effective tax rate reflected the carry back of the net operating loss to a year in which the tax rate was 35% under the CARES Act, and included the impact of the benefit of certain tax planning strategies the Company deployed, in addition to the losses from the divestitures of CTS, Linen Holdings and Cost Plus, partially offset by the impact of impairment charges for tradename and certain store-level assets, the gain on the divestiture of PMall, a benefit related to the carry back of the Fiscal 2019 net operating loss under the CARES Act, and other discrete tax items resulting in net after tax benefits.

For Fiscal 2019, the effective tax rate reflected the impact of charges, portions of which are non-deductible for tax purposes, for goodwill and other impairments, an incremental charge for markdowns, severance costs, shareholder activity costs and a loss from a sale-leaseback transaction, including transaction costs.

In assessing the recoverability of our deferred tax assets, we evaluated the available objective positive and negative evidence to estimate whether it is more likely than not that sufficient future taxable income will be generated to permit use of existing deferred tax assets in each taxpaying jurisdiction. A valuation allowance is a non-cash charge, and does not limit our ability to utilize our deferred tax assets, including our ability to utilize tax loss and credit carryforward amounts, against future taxable income.

During Fiscal 2021, we concluded that, based on our evaluation of available objective positive and negative evidence, it is no longer more likely than not that our net U.S. federal and state deferred tax assets are recoverable. In assessing the realizability of deferred tax assets, the key assumptions used to determine positive and negative evidence included our cumulative taxable loss for the past three years, current trends related to actual taxable earnings or losses, and expected future reversals of existing taxable temporary differences, as well as timing and cost of our transformation initiatives and their expected associated benefits. Accordingly, we recorded a charge of $181.5 million in the third quarter of Fiscal 2021 as a reserve against our net U.S. federal and state deferred tax assets. As of February 26, 2022, the total valuation allowance relative to U.S. federal and state deferred tax assets was $224.3 million.

The amount of the deferred tax assets considered realizable, and the associated valuation allowance, could be adjusted in a future period if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

On March 27, 2020, the CARES Act was enacted in the United States, which provided for certain changes to tax laws which impacted our results of operations, financial position and cash flows. We implemented certain provisions of the CARES Act, such as deferring employer payroll taxes and utilizing the ability to carry back and deduct losses to offset prior income in previously filed tax returns. As of February 27, 2021, the Company had deferred $3.1 million of employer payroll taxes, which were deposited by December 2021. As of February 26, 2022 and February 27, 2021, under the CARES Act, we recorded income tax benefits of $18.7 million and $152.0 million, respectively, as a result of the Fiscal 2020 and Fiscal 2019 net operating losses were carried back to prior years during which the federal tax rate was 35%.

For Fiscal 2021, 2020, and 2019, the effective tax rate included net benefit of approximately $6.0 million, net benefit of approximately $2.1 million, and net expense of approximately $4.3 million, respectively, due to the recognition of discrete federal and state tax items.

Potential volatility in the effective tax rate from year to year may occur as we are required each year to determine whether new information changes our assessment of both the probability that a tax position will effectively be sustained and the appropriateness of the amount of recognized benefit.

Net Loss

As a result of the factors described above, the net loss for Fiscal 2021, 2020, and 2019, was $559.6 million, $150.8 million, and $613.8 million, respectively.
LIQUIDITY AND CAPITAL RESOURCES

We ended Fiscal 2021 in a solid cash and liquidity position, which we anticipate maintaining, to provide us the flexibility to fund our ongoing initiatives and act upon other opportunities that may arise. As of February 26, 2022, we had approximately $439.5 million in cash and cash equivalents, a decrease of approximately $913.5 million as compared with February 27, 2021, which included $589.4 million for share repurchases. We believe that existing and internally generated funds, as well as availability under our existing credit facilities, will be sufficient to continue to finance our operations for the next twelve months. If necessary, we have the ability to borrow under our ABL Facility, which matures on August 9, 2026. Our ability to borrow under the ABL Facility is subject to customary conditions, including no default, the accuracy of representations and warranties and borrowing base availability. Borrowing base availability under the ABL Facility is based upon a specified borrowing base consisting of a percentage of our eligible inventory and credit card receivables as defined in the ABL Facility, net of applicable reserves (see "Long Term Debt," Note 7 to the accompanying consolidated financial statements). As of February 26, 2022, the Company had no loans outstanding and had outstanding letters of credit of $96.4 million under the ABL Facility.

In Fiscal 2020, similar to other retailers, we withheld portions of and/or delayed payments to certain of our business partners as we sought to renegotiate payment terms, in order to further maintain liquidity during the period of temporary store closures. In some instances, the renegotiations of lease terms have led to agreements with landlords for rent abatements or rental deferrals. Total payments withheld and/or delayed or deferred as of February 26, 2022 were approximately $1.9 million and are included in current liabilities. During Fiscal 2021, we recognized reduced rent expense of $2.7 million related to rent abatement concessions. Additional negotiations of payment terms are still in process, and there can be no assurance that we will be able to successfully renegotiate payment terms with all such business partners, and the ultimate outcome of these activities including the responses of certain business partners are not yet known. We are also executing on our business transformation program, which includes the closure, as of February 26, 2022, of 207 mostly Bed Bath & Beyond stores under our store fleet optimization program and the introduction of new Owned Brand products in a number of categories.

Our liquidity may continue to be negatively impacted by the uncertainty regarding the spread of COVID-19 and the timing of economic recovery (see "Item 1A - Disruptions in the financial markets could have a material adverse effect on the Company’s ability to access our cash and cash equivalents").

Capital Expenditures

Capital expenditures for Fiscal 2021 were $354.2 million, and for Fiscal 2022 are projected to be approximately $390.0 million to $410.0 million. Our capital expenditures in Fiscal 2021 were related to digital and omni-channel capabilities, store remodels and investments in technology across a number of areas including supply chain, merchandising and finance.

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

Stock Repurchases

During Fiscal 2021, we repurchased approximately 28.3 million shares of our common stock, at a total cost of approximately $589.4 million, which included approximately 27.7 million shares at a total cost of approximately $574.9 million repurchased under our share repurchase programs as authorized by our Board of Directors, as well as approximately 0.6 million shares, at a total cost of approximately $14.5 million to cover employee related taxes withheld on vested restricted stock, restricted stock unit awards and performance stock unit awards.

During Fiscal 2021, we announced that we intended to complete our $1 billion three-year share repurchase plan two years ahead of schedule. The repurchases made during Fiscal 2021 of $574.9 million, combined with the accelerated share repurchase programs entered into in Fiscal 2020 totaling $375.0 million (discussed below), resulted in the repurchase of $950.0 million under this plan as of February 26, 2022. An additional approximately $40.0 million was repurchased in March of 2022.

In the first quarter of Fiscal 2020, the Company had postponed share repurchases, but lifted this postponement in October 2020. In October 2020, the Company entered into an accelerated share repurchase agreement with JPMorgan Chase Bank, National Association to repurchase $225.0 million of its common stock, subject to market conditions, which settled in the fourth quarter of Fiscal 2020, resulting in the repurchase of a total of 10.8 million shares. In January 2021, the Company entered into a second accelerated share repurchase agreement to repurchase an aggregate $150.0 million of its common stock, subject to market conditions. This resulted in the repurchase of 5.0 million shares in the fourth quarter of Fiscal 2020, and an additional 0.2 million shares received upon final settlement in the first quarter of Fiscal 2021. During Fiscal 2020, the Company also repurchased approximately 0.6 million shares of its common stock, at a total cost of approximately $5.1 million, to cover employee related taxes withheld on vested restricted stock, restricted stock unit awards and performance stock unit awards.

Between December 2004 and April 2021, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $12.950 billion of its shares of common stock. Since 2004 through the end of Fiscal 2021, the Company has repurchased approximately $11.685 billion of its common stock through share repurchase programs. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock, restricted stock units and performance stock unit awards. Since the initial authorization in December 2004, the aggregate total of common stock repurchased is approximately 262.2 million shares for a total cost of approximately $11.685 billion. The Company had approximately $1.267 billion remaining of authorized share repurchases as of February 26, 2022.

Decisions regarding share repurchases are within the discretion of the Board of Directors, and are influenced by a number of factors, including the price of our common stock, general business and economic conditions, our financial condition and operating results, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. Our share repurchase program could change, and could be influenced by several factors, including business and market conditions, such as the impact of the COVID-19 pandemic on our business operations or stock price. We review our alternatives with respect to our capital structure on an ongoing basis. Any future share repurchases will be subject to the determination of the Board of Directors, based on an evaluation of our earnings, financial condition and requirements, business conditions and other factors, including the restrictions on share repurchases under the ABL Facility (see "Long Term Debt," Note 7 to the accompanying consolidated financial statements).

Debt Repurchases

During Fiscal 2021 we purchased approximately $11.0 million aggregate principal amount of our outstanding 3.749% senior unsecured notes due August 1, 2024. During Fiscal 2020, we purchased approximately $300.0 million aggregate principal amount of our outstanding 4.915% Senior Notes due 2034 and 5.165% Senior Notes due 2044.

Cash flow from operating activities

Net cash provided by operating activities for Fiscal 2021 was $17.9 million, compared with net cash provided by operating activities of $268.1 million in Fiscal 2020. The year-over-year change in operating cash flow was primarily due to higher net loss, adjusted for non-cash expenses, which included the impact of higher restructuring and transformation expenses in Fiscal 2021, as well as investments in inventory, including as a result of changing the timing of purchasing in response to the potential impact of global supply chain disruptions on timing of inventory receipts and availability of product in our stores and on our websites, and lower accounts payable, due primarily to timing of payments for merchandise, and accrued liabilities, including lower incentive compensation accruals. There were partially offset by a decrease in other current assets primarily due to the receipt of income tax refunds in Fiscal 2021. For Fiscal 2020, the decrease in cash provided by operating activities was primarily due to the net decrease in cash provided by components of working capital (primarily merchandise inventories and other current assets, partially offset by accounts payable). This decrease was partially offset by a decrease in net loss, adjusted for non-cash expenses.

Retail inventory, which includes inventory in our distribution facilities for direct to customer shipments, was approximately $1.725 billion at February 26, 2022, an increase of 3.2% compared with retail inventory at February 27, 2021. We continue to focus on our inventory optimization strategies while also responding to the potential impact of global supply chain disruptions on product availability. Retail inventory at February 27, 2021 decreased approximately 18.0% compared to retail inventory at February 29, 2020, which was primarily related to the Fiscal 2020 divestitures.

Cash flow from investing activities

Net cash used in investing activities for Fiscal 2021 was $349.2 million, compared with net cash provided by investing activities of $737.9 million in Fiscal 2020. For Fiscal 2021, net cash used in investing activities included $354.2 million of capital expenditures. For Fiscal 2020, net cash provided by investing activities was comprised of $386.5 million of redemptions of investment securities and $534.5 million in proceeds from the sale of PMall, CTS and Linen Holdings businesses, partially offset by $183.1 million of capital expenditures.

Cash flow from financing activities

Net cash used in financing activities for Fiscal 2021 was $606.0 million, compared with net cash used in financing activities of $632.3 million in Fiscal 2020. Net cash used in financing activities in Fiscal 2021 was primarily comprised of repurchases of common stock of $589.4 million, of which $574.9 million was related to our share repurchase program, repayments of long-term debt of $11.4 million and payments of deferred financing costs of $3.4 million. Net cash used in financing activities in Fiscal 2020 was comprised of net repayments of long-term debt of $221.4 million, a $47.6 million prepayment under an accelerated share repurchase agreement with JPMorgan Chase Bank, National Association entered into in October 2020, repurchases of our common stock of $332.5 million, payments of deferred financing costs of $7.7 million and dividend payments of $23.1 million.

Contractual Obligations

Our contractual obligations as of February 26, 2022 consist mainly of (i) principal and interest related to our senior unsecured notes (see "Long Term Debt," Note 7 to the Consolidated Financial Statements), (ii) leases for stores, offices, distribution facilities and equipment (see "Leases," Note 10 to the Consolidated Financial Statements) and (iii) purchase obligations, primarily under purchase orders issued for merchandise and for certain capital expenditures. Total capital expenditures for Fiscal 2021 were $354.2 million, and for Fiscal 2022 are projected to be approximately $390.0 million to $410.0 million.

Approximately $284.4 million in principal amount of our senior unsecured notes are due August 1, 2024, with the remaining principal balances due August 1, 2034 and August 1, 2044. Our lease obligations include both operating and finance leases, and have various terms extending through 2041, with approximately $451.9 million in minimum lease payments due in Fiscal 2022, and declining amounts due each year thereafter.

These obligations are considered as part of our overall capital allocation and liquidity management processes referred to above.
SEASONALITY
Our business is subject to seasonal influences. Generally, our sales volumes are higher in the calendar months of August, November, and December, and lower in February.
INFLATION

In Fiscal 2021, we experienced inflationary pressures in various parts of our business, including, but not limited to, product cost pressure as well as increased freight and shipping costs across our supply chain. We continue to monitor the impact of inflation on the costs of materials, labor, and other costs required to manage our business in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. There can be no assurance, however, that our operating results will not be affected by inflation in the future. See also Risk Factor "Rising inflation may adversely affect us by increasing costs of materials, labor and other costs beyond what we can recover through price increases".

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

Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail values of inventories. The inputs associated with determining the cost-to-retail ratio include: merchandise purchases, net of returns to vendors, discounts and volume and incentive rebates; inbound freight expenses; import charges, including duties, insurance and commissions.

The retail inventory method contains certain management judgments that may affect inventory valuation. At any one time, inventories include items that have been written down to our best estimate of their realizable value. Judgment is required in estimating realizable value and factors considered are the age of merchandise, anticipated demand based on factors such as customer preferences and fashion trends and anticipated changes in product assortment (including related to the launch of our Owned Brands), as well as anticipated markdowns to reduce the price of merchandise from its recorded retail price to a retail price at which it is expected to be sold in the future. These estimates are based on historical experience and current information about future events which are inherently uncertain. Actual realizable value could differ materially from this estimate based upon future customer demand or economic conditions, including the duration and severity of the COVID-19 pandemic.

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

In Fiscal 2021, 2020, and 2019, we recorded $30.8 million, $92.9 million, and $75.1 million, respectively, of non-cash pre-tax impairment charges within goodwill and other impairments in the consolidated statement of operations for certain store-level assets, including leasehold improvements and operating lease assets. Of the stores impaired during Fiscal 2021, partial impairments were recorded at 50 stores resulting in a remaining net book value of long-lived assets at risk of $46.4 million as of February 26, 2022, inclusive of leasehold improvements and right-of-use assets. We will continue to monitor these stores closely. If actual results differ from the estimated undiscounted future cash flows or the estimated price market participants would be willing to pay to sublease store operating leases and acquire remaining store assets, which among other factors, may be impacted by the duration and severity of the COVID-19 pandemic, we may be exposed to additional impairment losses that may be material. If events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, we will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

Other Indefinite Lived Intangible Assets: We review other intangibles that have indefinite lives for impairment annually as of the end of the fiscal year or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available, including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, projecting future cash flows, determining appropriate discount rates, margins, growth rates, and other assumptions, to estimate the fair value of indefinite lived intangible assets. Although we believe that the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

Other indefinite lived intangible assets were recorded as a result of acquisitions and primarily consist of tradenames. We value our tradenames using a relief-from-royalty approach, which assumes the value of the tradename is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the tradename and instead licensed the tradename from another company. For Fiscal 2021, 2020, and 2019, for certain tradenames within other indefinite lived intangible assets, we completed a quantitative impairment analysis by comparing the fair value of the tradenames to their carrying value and recognized non-cash pre-tax tradename impairment charges of $5.7 million, $35.1 million, and $41.8 million, respectively, within goodwill and other impairments in the consolidated statement of operations. For the remaining other indefinite lived intangible assets, we assessed qualitative factors as of February 26, 2022 in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these other indefinite lived assets did not exceed their carrying values and concluded no such events or circumstances existed which would require an impairment test be performed. As of February 26, 2022, we have $16.3 million of remaining other indefinite lived intangible assets. If actual results differ from the estimated future cash flows, which, among other factors, may be impacted by the duration and severity of the COVID-19 pandemic, we may be exposed to additional impairment losses that may be material. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, we will adjust the carrying value of these assets in the period in which the impairment occurs.

Self-Insurance: We utilize a combination of third-party insurance and self-insurance for a number of risks including workers’ compensation, general liability, cyber liability, property liability, automobile liability and employee related health care benefits (a portion of which is paid by our employees). Liabilities associated with the risks that we retain are not discounted and are estimated by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Although our claims experience has not displayed substantial volatility in the past, actual experience could materially vary from our historical experience in the future. Factors that affect these estimates include but are not limited to: inflation, the number and severity of claims and regulatory changes. In the future, if we conclude an adjustment to self-insurance accruals is required, the liability will be adjusted accordingly.

Beginning in the fourth quarter of Fiscal 2020, we began insuring portions of our workers' compensation and medical insurance through a wholly owned captive insurance subsidiary (the "Captive") to enhance our risk financing strategies. The Captive is subject to regulations in Vermont, including those relating to its levels of liquidity. The Captive was in compliance with all regulations as of February 26, 2022.

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

In assessing the recoverability of our deferred tax assets, we evaluate the available objective positive and negative evidence to estimate whether it is more likely than not that sufficient future taxable income will be generated to permit use of existing deferred tax assets in each taxpaying jurisdiction. For any deferred tax asset in excess of the amount for which it is more likely than not that we will realize a benefit, we establish a valuation allowance. A valuation allowance is a non-cash charge, and does not limit our ability to utilize our deferred tax assets, including our ability to utilize tax loss and credit carryforward amounts, against future taxable income.

During Fiscal 2021, we concluded that, based on our evaluation of available objective positive and negative evidence, it is no longer more likely than not that our net U.S. federal and state deferred tax assets are recoverable. In assessing the realizability of deferred tax assets, the key assumptions used to determine positive and negative evidence included our cumulative book loss for the past three years, current trends related to actual taxable earnings or losses, and expected future reversals of existing taxable temporary differences, as well as timing and cost of our transformation initiatives and their expected associated benefits. Accordingly, we recorded a charge of $181.5 million in the third quarter of Fiscal 2021 as a reserve against our net U.S. federal and state deferred tax assets. As of February 26, 2022, the total valuation allowance relative to U.S. federal and state deferred tax assets was $224.3 million.

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

Judgment is required in determining the provision for income and other taxes and related accruals, and deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company's various tax returns are subject to audit by various tax authorities. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.

FORWARD-LOOKING STATEMENTS

This Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934 including, but not limited to, our progress and anticipated progress towards our long-term objectives, as well as more generally the status of our future liquidity and financial condition and our outlook for our 2022 Fiscal year. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, goal, preliminary, and similar words and phrases, although the absence of those words does not necessarily mean that statements are not forward-looking. Our actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the recent supply chain disruptions, labor shortages, wage pressures, rising inflation and the ongoing military conflict between Russia and Ukraine; a challenging overall macroeconomic environment and a highly competitive retailing environment; risks associated with the ongoing COVID-19 pandemic and the governmental responses to it, including its impacts across our businesses on demand and operations, as well as on the operations of our suppliers and other business partners, and the effectiveness of our and governmental actions taken in response to these risks; changing consumer preferences, spending habits and demographics; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by us; challenges in executing our omni-channel and transformation strategy, including our ability to establish and profitably maintain the appropriate mix of digital and physical presence in the markets we serve; our ability to successfully execute our store fleet optimization strategies, including our ability to achieve anticipated cost savings and to not exceed anticipated costs; our ability to execute on any additional strategic transactions and realize the benefits of any acquisitions, partnerships, investments or divestitures; disruptions to our information technology systems, including but not limited to security breaches of systems protecting consumer and employee information or other types of cybercrimes or cybersecurity attacks; damage to our reputation in any aspect of our operations; the cost of labor, merchandise, logistical costs and other costs and expenses; potential supply chain disruption due to trade restrictions or otherwise, and other factors such as natural disasters, pandemics, including the COVID-19 pandemic, political instability, labor disturbances, product recalls, financial or operational instability of suppliers or carriers, and other items; inflation and the related increases in costs of materials, labor and other costs; inefficient management of relationships and dependencies on third-party service providers; our ability to attract and retain qualified employees in all areas of the organization; unusual weather patterns and natural disasters, including the impact of climate change; uncertainty and disruptions in financial markets; volatility in the price of our common stock and its effect, and the effect of other factors, including the COVID-19 pandemic, on our capital allocation strategy; changes to statutory, regulatory and other legal requirements or deemed noncompliance with such requirements; changes to accounting rules, regulations and tax laws, or new interpretations of existing accounting standards or tax laws; new, or developments in existing, litigation, claims or assessments; and a failure of our business partners to adhere to appropriate laws, regulations or standards. Except as required by law, we do not undertake any obligation to update our forward-looking statements.
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk for changes in interest rates relates primarily to our investment securities and the ABL Facility. As of February 26, 2022, our investments include cash and cash equivalents of approximately $439.5 million, restricted cash of $31.4 million, and long term investments in auction rate securities of approximately $19.2 million, at weighted average interest rates of 0.01% and 0.30%, respectively. The book value of these investments is representative of their fair values.
Our senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of February 26, 2022, the fair value of the senior unsecured notes was $956.0 million, which is based on quoted prices in active markets for identical instruments compared to the carrying value of approximately $1.184 billion.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following are included herein:

1)	Consolidated Balance Sheets as of February 26, 2022 and February 27, 2021

2)	Consolidated Statements of Operations for the fiscal years ended February 26, 2022, February 27, 2021, and February 29, 2020

3)	Consolidated Statements of Comprehensive Loss for the fiscal years ended February 26, 2022, February 27, 2021, and February 29, 2020

4)	Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 26, 2022, February 27, 2021, and February 29, 2020

5)	Consolidated Statements of Cash Flows for the fiscal years ended February 26, 2022, February 27, 2021, and February 29, 2020

6)	Notes to Consolidated Financial Statements

7)	Reports of Independent Registered Public Accounting Firm (PCAOB ID: 185)

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)

	February 26, 2022	February 27, 2021
Assets
Current assets:
Cash and cash equivalents	$439,496	$1,352,984
Merchandise inventories	1,725,410	1,671,909
Prepaid expenses and other current assets	198,248	595,152
Total current assets	2,363,154	3,620,045
Long term investment securities	19,212	19,545
Property and equipment, net	1,027,387	918,418
Operating lease assets	1,562,857	1,587,101
Other assets	157,962	311,821
Total assets	$5,130,572	$6,456,930

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$872,445	$986,045
Accrued expenses and other current liabilities	529,371	636,329
Merchandise credit and gift card liabilities	326,465	312,486
Current operating lease liabilities	346,506	360,061
Total current liabilities	2,074,787	2,294,921
Other liabilities	102,438	82,279
Operating lease liabilities	1,508,002	1,509,767
Income taxes payable	91,424	102,664
Long term debt	1,179,776	1,190,363
Total liabilities	4,956,427	5,179,994

Shareholders' equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—
Common stock - $0.01 par value; authorized - 900,000 shares; issued 344,146 and 343,241, respectively; outstanding 81,979 and 109,621 shares, respectively	3,441	3,432
Additional paid-in capital	2,235,894	2,152,135
Retained earnings	9,666,091	10,225,253
Treasury stock, at cost; 262,167 and 233,620 shares, respectively	(11,685,267)	(11,048,284)
Accumulated other comprehensive loss	(46,014)	(55,600)
Total shareholders' equity	174,145	1,276,936
Total liabilities and shareholders' equity	$5,130,572	$6,456,930
See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended
	February 26, 2022	February 27, 2021	February 29, 2020
Net sales	$7,867,778	$9,233,028	$11,158,580

Cost of sales	5,384,287	6,114,947	7,616,920

Gross profit	2,483,491	3,118,081	3,541,660

Selling, general and administrative expenses	2,692,292	3,224,363	3,732,498

Impairments, including on assets held for sale	36,531	127,341	509,226

Restructuring and transformation initiative expenses	144,025	102,202	—

Loss on sale of businesses	18,221	1,062	—

Operating loss	(407,578)	(336,887)	(700,064)

Interest expense, net	64,702	76,913	64,789

Loss (gain) on extinguishment of debt	376	(77,038)	—

Loss before provision (benefit) from income taxes	(472,656)	(336,762)	(764,853)

Provision (benefit) from income taxes	86,967	(185,989)	(151,037)

Net loss	$(559,623)	$(150,773)	$(613,816)

Net loss per share - Basic	$(5.64)	$(1.24)	$(4.94)
Net loss per share - Diluted	$(5.64)	$(1.24)	$(4.94)

Weighted average shares outstanding - Basic	99,249	121,446	124,352
Weighted average shares outstanding - Diluted	99,249	121,446	124,352

Dividends declared per share	$—	$—	$0.68
See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands)

	Fiscal Year Ended
	February 26, 2022	February 27, 2021	February 29, 2020
Net loss	$(559,623)	$(150,773)	$(613,816)

Other comprehensive (loss) income:
Change in temporary impairment of auction rate securities, net of tax	(251)	(617)	276
Pension adjustment, net of tax	(1,562)	(1,396)	(4,791)
Reclassification adjustment on settlement of the pension plan, net of tax	9,938	1,522	—
Currency translation adjustment	1,461	9,800	(1,784)
Other comprehensive income (loss)	9,586	9,309	(6,299)

Comprehensive loss	$(550,037)	$(141,464)	$(620,115)
See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at March 2, 2019	342,582	$3,426	$2,118,673	$11,112,887	(210,349)	$(10,616,045)	$(58,610)	$2,560,331
Net loss	—	—	—	(613,816)	—	—	—	(613,816)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,299)	(6,299)
Effect of Adoption of ASU 2016-02	—	—	—	(40,700)	—	—	—	(40,700)
Dividends declared	—	—	—	(83,545)	—	—	—	(83,545)
Shares sold under employee stock option plans, net of tax	139	1	2,345	—	—	—	—	2,346
Issuance of restricted shares, net	370	4	(4)	—	—	—	—	—
Payment and vesting of performance stock units	580	5	(5)	—	—	—	—	—
Stock-based compensation expense, net	—	—	46,159	—	—	—	—	46,159
Director fees paid in stock	12	—	169	—	—	—	—	169
Repurchase of common stock, including fees	—	—	—	—	(6,806)	(99,710)	—	(99,710)
Balance at February 29, 2020	343,683	3,436	2,167,337	10,374,826	(217,155)	(10,715,755)	(64,909)	1,764,935
Net loss	—	—	—	(150,773)	—	—	—	(150,773)
Other comprehensive income, net of tax	—	—	—	—	—	—	9,309	9,309
Dividends forfeited	—	—	—	1,200	—	—	—	1,200
Forfeiture of restricted shares, net	(786)	(8)	8	—	—	—	—	—
Payment and vesting of performance stock units	344	4	(4)	—	—	—	—	—
Stock-based compensation expense, net	—	—	32,344	—	—	—	—	32,344
Accelerated share repurchase program	—	—	(47,550)	—	(15,833)	(327,450)	—	(375,000)
Repurchase of common stock, including fees	—	—	—	—	(632)	(5,079)	—	(5,079)
Balance at February 27, 2021	343,241	3,432	2,152,135	10,225,253	(233,620)	(11,048,284)	(55,600)	1,276,936
Net loss	—	—	—	(559,623)	—	—	—	(559,623)
Other comprehensive income, net of tax	—	—	—	—	—	—	9,586	9,586
Dividends forfeited	—	—	—	461	—	—	—	461
Issuance of restricted shares, net	624	6	(6)	—	—	—	—	—
Payment and vesting of performance stock units	274	3	(3)	—	—	—	—	—
Stock-based compensation expense, net	—	—	36,080	—	—	—	—	36,080
Accelerated share repurchase program	—	—	47,550	—	(200)	(47,550)	—	—
Director fees paid in stock	7	—	138	—	—	—	—	138
Repurchase of common stock, including fees	—	—	—	—	(28,347)	(589,433)	—	(589,433)
Balance at February 26, 2022	344,146	$3,441	$2,235,894	$9,666,091	(262,167)	$(11,685,267)	$(46,014)	$174,145
See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	February 26, 2022	February 27, 2021	February 29, 2020
Cash Flows from Operating Activities:
Net loss	$(559,623)	$(150,773)	$(613,816)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	293,626	340,912	342,511
Impairments, including on assets held for sale	36,531	127,341	509,226
Stock-based compensation	35,061	31,594	45,676
Deferred income taxes	125,711	148,741	(145,543)
Loss on sale of businesses	18,221	1,062	—
Loss (gain) on debt extinguishment	376	(77,038)	—
Loss on sale leaseback transaction	—	—	27,357
Other	(8,298)	(396)	(3,446)
Decrease (increase) in assets:
Merchandise inventories	(53,339)	64,947	506,334
Other current assets	387,746	(387,172)	(4,781)
Other assets	607	1,519	239
Increase (decrease) in liabilities:
Accounts payable	(132,785)	168,556	(124,206)
Accrued expenses and other current liabilities	(100,356)	15,538	61,864
Merchandise credit and gift card liabilities	13,981	(12,110)	1,154
Income taxes payable	(11,257)	54,958	(22,783)
Operating lease assets and liabilities, net	(14,162)	(32,813)	(2,899)
Other liabilities	(14,186)	(26,758)	14,054
Net cash provided by operating activities	17,854	268,108	590,941
Cash Flows from Investing Activities:
Purchases of held-to-maturity investment securities	(29,997)	—	(443,500)
Redemption of held-to-maturity investment securities	30,000	386,500	545,000
Net proceeds from sales of businesses	—	534,457	—
Net proceeds from sales of property	5,000	—	—
Proceeds from sale-leaseback transaction	—	—	267,277
Capital expenditures	(354,185)	(183,077)	(277,401)
Net cash (used in) provided by investing activities	(349,182)	737,880	91,376
Cash Flows from Financing Activities:
Borrowing of long-term debt	—	236,400	—
Repayments of long-term debt	(11,360)	(457,827)	—
Repayments of finance leases	(1,033)	—	—
Prepayment under share repurchase agreement	—	(47,550)	—
Repurchase of common stock, including fees	(589,433)	(332,529)	(99,710)
Payment of dividends	(749)	(23,108)	(85,482)
Payment of deferred financing fees	(3,443)	(7,690)	—
Proceeds from exercise of stock options	—	—	2,346
Net cash used in financing activities	(606,018)	(632,304)	(182,846)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,006	5,075	(977)
Net (decrease) increase in cash, cash equivalents and restricted cash	(936,340)	378,759	498,494
Change in cash balances classified as held-for-sale	—	4,815	(4,815)
Net (decrease) increase in cash, cash equivalents and restricted cash	(936,340)	383,574	493,679
Cash, cash equivalents and restricted cash:
Beginning of period	1,407,224	1,023,650	529,971
End of period	$470,884	$1,407,224	$1,023,650
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Bed Bath & Beyond Inc. and Subsidiaries

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

A.    Nature of Operations

Bed Bath & Beyond Inc. and subsidiaries (the "Company") is an omni-channel retailer that makes it easy for its customers to feel at home. The Company sells a wide assortment of merchandise in the Home, Baby, Beauty & Wellness markets and operates under the names Bed Bath & Beyond ("BBB"), buybuy BABY ("BABY"), and Harmon, Harmon Face Values, or Face Values (collectively, "Harmon"). Customers can purchase products either in-store, online, with a mobile device or through a customer contact center. The Company generally has the ability to have customer purchases picked up in-store, curbside or shipped direct to the customer from the Company’s distribution facilities, stores or vendors. The Company also operates Decorist ("Decorist"), an online interior design platform that provides personalized home design services. In addition, the Company is a partner in a joint venture which operates retail stores in Mexico under the name Bed Bath & Beyond.

We offer a broad assortment of national brands and a growing assortment of proprietary Owned Brand merchandise – including eight new Owned Brands launched in Fiscal 2021 – in key destination categories including bedding, bath, kitchen food prep, home organization, indoor décor, baby and personal care.

We account for our operations as one North American Retail reporting segment. In Fiscal 2020 and 2019, we accounted for our operations as two operating segments: North American Retail and Institutional Sales, the latter of which was divested in October 2020, did not meet the quantitative thresholds under GAAP and, therefore, was not a reportable segment. Net sales outside of the U.S. for the Company were not material for Fiscal 2021, 2020, and 2019. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

B.    Fiscal Year

The Company’s Fiscal year is comprised of the 52 or 53-week period ending on the Saturday nearest February 28th. Accordingly, Fiscal 2021, Fiscal 2020, and Fiscal 2019 represented 52 weeks and ended on February 26, 2022, February 27, 2021, and February 29, 2020, respectively.

C.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company accounts for its investment in the joint venture referred to above under the equity method.

All significant intercompany balances and transactions have been eliminated in consolidation.

D.    Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendment provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships and other transactions that reference LIBOR. These updates are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by this update, but does not expect the adoption of this guidance to have a material impact to the financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes, to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes, enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted. The Company adopted this standard in Fiscal 2021; upon adoption, this guidance did not have a material impact on its consolidated financial statements.

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

F.    Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $47.9 million and $64.0 million as of February 26, 2022 and February 27, 2021, respectively.

Short-term restricted cash was zero and $5.0 million as of February 26, 2022 and February 27, 2021, respectively, and is included in prepaid expenses and other current assets on the consolidated balance sheet. Long-term restricted cash of $31.4 million and $49.2 million as of February 26, 2022 and February 27, 2021, respectively, is included in other long-term assets on the consolidated balance sheet.

G.    Investment Securities

Investment securities consist primarily of auction rate securities, which are securities with interest rates that reset periodically through an auction process, and U.S. Treasury Bills, when outstanding. The U.S. Treasury Bills with original maturities of greater than three months were classified as short term held-to-maturity securities and stated at their amortized cost which approximated fair value. Auction rate securities are classified as available-for-sale and are stated at fair value, which had historically been consistent with cost or par value due to interest rates which reset periodically, typically every 7, 28 or 35 days. As a result, there generally were no cumulative gross unrealized holding gains or losses relating to these auction rate securities. However, during the global financial crisis of 2008 the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities and affect their estimated fair values at February 26, 2022 and February 27, 2021, but do not affect the underlying collateral of the securities (see "Fair Value Measurements," Note 4 and "Investment Securities," Note 5). All income from these investments is recorded as interest income.

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

Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail values of inventories. The inputs associated with determining the cost-to-retail ratio include: merchandise purchases, net of returns to vendors, discounts and volume and incentive rebates; inbound freight expenses; and import charges, including duties, insurance and commissions.

The retail inventory method contains certain management judgments that may affect inventory valuation. At any one time, inventories include items that have been written down to the Company’s best estimate of their realizable value. Judgment is required in estimating realizable value and factors considered are the age of merchandise, anticipated demand based on factors such as customer preferences and fashion trends, and anticipated changes in product assortment (including related to the launch of Owned Brands) as well as anticipated markdowns to reduce the price of merchandise from its recorded retail price to a retail price at which it is expected to be sold in the future. These estimates are based on historical experience and current information about future events which are inherently uncertain. Actual realizable value could differ materially from this estimate based upon future customer demand or economic conditions, including uncertainty related to the ongoing COVID-19 pandemic (see "Impact of the COVID-19 Pandemic," Note 2).

The Company estimates its reserve for inventory shrinkage throughout the year based on historical shrinkage and any current trends, if applicable. Actual shrinkage is recorded at fiscal year end based upon the results of the Company’s physical inventory counts for locations at which counts were conducted. For locations where physical inventory counts were not conducted in the fiscal year, an estimated shrink reserve is recorded based on historical shrinkage and any current trends, if applicable. Historically, the Company’s shrinkage has not been volatile.

The Company accrues for merchandise in transit once it takes legal ownership and title to the merchandise; as such, an estimate for merchandise in transit is included in the Company’s merchandise inventories.

I.    Property and Equipment

Property and equipment are stated at cost and are depreciated primarily using the straight-line method over the estimated useful lives of the assets (40 years for buildings; 5 to 20 years for furniture, fixtures and equipment; and 3 to 10 years for computer equipment and software). Leasehold improvements are amortized using the straight-line method over the lesser of their estimated useful life or the life of the lease. Depreciation expense is primarily included within selling, general and administrative expenses. (see "Property and Equipment," Note 6).

The cost of maintenance and repairs is charged to earnings as incurred; significant renewals and betterments are capitalized. Maintenance and repairs amounted to $80.0 million, $117.7 million, and $133.9 million for Fiscal 2021, 2020, and 2019, respectively.

J.    Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are separately presented in the appropriate asset and liability sections of the balance sheet (see "Assets Held for Sale and Divestitures," Note 16). In Fiscal 2021 and Fiscal 2020, the Company recorded non-cash pre-tax impairment charges of $30.8 million and $92.9 million, respectively, for certain store-level assets, including leasehold improvements and operating lease assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

K    Goodwill and Other Indefinite Lived Intangible Assets

Included within other assets in the accompanying consolidated balance sheets as of February 26, 2022 and February 27, 2021, respectively, are $16.3 million and $22.0 million for indefinite lived tradenames and trademarks.

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

Other indefinite lived intangible assets were recorded as a result of acquisitions and primarily consist of tradenames. The Company values its tradenames using a relief-from-royalty approach, which assumes the value of the tradename is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the tradename and instead licensed the tradename from another company. For the fiscal years ended February 26, 2022, February 27, 2021, and February 29, 2020, the Company completed a quantitative impairment analysis for certain other indefinite lived intangible assets, by comparing the fair value of the tradenames to their carrying value and recognized non-cash pre-tax tradename impairment charges of $5.7 million, $35.1 million, and $41.8 million, respectively, within goodwill and other impairments in the consolidated statement of operations. As of February 26, 2022, for the remaining other indefinite lived intangible assets, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these other indefinite lived assets did not exceed their carrying values and concluded no such events or circumstances existed which would require an impairment test be performed. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

As of June 1, 2019, the Company completed a quantitative impairment analysis of goodwill related to its reporting units by comparing the fair value of a reporting unit with its carrying amount. The Company performed a discounted cash flow analysis and market multiple analysis for each reporting unit. Based upon the analysis performed, the Company recognized non-cash pre-tax goodwill impairment charges of $391.1 million for the North American Retail reporting unit. Cumulatively, the Company has recognized non-cash pre-tax goodwill impairment charges of $676.2 million and $40.1 million for the North American Retail and Institutional Sales reporting units, respectively. The Institutional Sales unit was divested in October 2020. As of February 26, 2022 and February 27, 2021, the Company did not have any goodwill recorded on its consolidated balance sheet.

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

Beginning in the fourth quarter of Fiscal 2020, the Company began insuring portions of its workers' compensation and medical insurance through a wholly owned captive insurance subsidiary (the "Captive") to enhance its risk financing strategies. The Captive is subject to regulations in Vermont, including those relating to its levels of liquidity and other requirements. The Captive was in compliance with all regulations as of February 26, 2022.

M.    Shareholders’ Equity

The Company has authorization to make repurchases of its common shares from time to time in the open market or through other programs approved by the Board of Directors pursuant to existing rules and regulations (see "Shareholders' Equity," Note 14).

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

For operating leases, lease expense relating to fixed payments is recognized on a straight-line basis over the lease term and lease expense relating to variable payments is expensed as incurred. For finance leases, the amortization of the asset is recognized over the shorter of the lease term or useful life of the underlying asset (see "Leases," Note 10).

P. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets in the accompanying consolidated balance sheets as of February 26, 2022 and February 27, 2021, respectively, are $198.2 million and $595.2 million, which includes income tax receivables as of February 26, 2022 and February 27, 2021 of $26.5 million and $318.1 million, respectively (see "Provision for Income Taxes," Note 8).

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

Revenues from gift cards, gift certificates and merchandise credits are recognized when redeemed. Gift cards have no provisions for reduction in the value of unused card balances over defined time periods and have no expiration dates. In Fiscal 2021 and Fiscal 2020, the Company recognized net sales for gift card and merchandise credit redemptions of approximately $72.3 million and $98.0 million, which were included in merchandise credit and gift card liabilities on the consolidated balance sheet as of February 27, 2021 and February 29, 2020, respectively.

Sales returns are provided for in the period that the related sales are recorded based on historical experience. Although the estimate for sales returns has not varied materially from historical provisions, actual experience could vary from historical experience in the future if the level of sales return activity changes materially. In the future, if the Company concludes that an adjustment is required due to material changes in the returns activity, the liability for estimated returns and the corresponding right of return asset will be adjusted accordingly. As of February 26, 2022 and February 27, 2021, the liability for estimated returns of $23.6 million and $36.2 million is included in accrued expenses and other current liabilities and the corresponding right of return asset for merchandise of $14.6 million and $23.4 million, respectively, is included in prepaid expenses and other current assets, respectively.

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately

37.4% and 62.6% of net sales, respectively, for Fiscal 2021, 34.7% and 65.3% of net sales, respectively, for Fiscal 2020 and 35.2% and 64.8% of net sales, respectively, for Fiscal 2019.

R.    Cost of Sales

Cost of sales includes the cost of merchandise, buying costs and costs of the Company’s distribution network including inbound freight charges, import charges (including duties), distribution facility costs, receiving costs, internal transfer costs and shipping and handling costs.

S.    Vendor Allowances

The Company receives allowances from vendors in the normal course of business for various reasons including direct cooperative advertising, purchase volume and reimbursement for other expenses. Annual terms for each allowance include the basis for earning the allowance and payment terms, which vary by agreement. All vendor allowances are recorded as a reduction of inventory cost, except for direct cooperative advertising allowances which are specific, incremental and identifiable. The Company recognizes purchase volume allowances as a reduction of the cost of inventory in the quarter in which milestones are achieved. Advertising costs were reduced by direct cooperative allowances of $35.8 million, $28.9 million, and $30.9 million for Fiscal 2021, 2020, and 2019, respectively.

T.    Store Opening, Expansion, Relocation and Closing Costs

Store opening, expansion, relocation and closing costs, including markdowns, asset residual values and projected occupancy costs, are charged to earnings as incurred.

U.    Advertising Costs

Advertising expenses related to direct response advertising are expensed on the first day of the direct response advertising event. All other advertising expenses associated with store advertising are charged to earnings as incurred. Net advertising costs amounted to $407.1 million, $347.8 million, and $478.5 million for Fiscal 2021, 2020, and 2019, respectively.

V.    Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense, net of estimated forfeitures, in its consolidated financial statements. The Company’s stock-based compensation relates to restricted stock awards, stock options, restricted stock units and performance stock units. The Company’s restricted stock awards are considered nonvested share awards (see "Stock-Based Compensation," Note 15).

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

In assessing the recoverability of its deferred tax assets, the Company evaluates the available objective positive and negative evidence to estimate whether it is more likely than not that sufficient future taxable income will be generated to permit use of existing deferred tax assets in each taxpaying jurisdiction. For any deferred tax asset in excess of the amount for which it is more likely than not that the Company will realize a benefit, a valuation allowance is established. A valuation allowance is a non-cash charge, and does not limit the Company's ability to utilize its deferred tax assets, including its ability to utilize tax loss and credit carryforward amounts against future taxable income.

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

Judgment is required in determining the provision for income and other taxes and related accruals, and deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company's various tax returns are subject to audit by various tax authorities. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates (see "Provision for Income Taxes", Note 8).

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

Stock-based awards of approximately 2.9 million, 2.4 million, and 5.4 million shares were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive for Fiscal 2021, 2020, and 2019, respectively.

2. IMPACT OF THE COVID-19 PANDEMIC

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. That same month, as a result of the COVID-19 pandemic, the Company began to temporarily close certain store locations that did not have a health and personal care department, and as of March 23, 2020, all of the Company's retail stores across the U.S. and Canada were temporarily closed except for most stand-alone buybuy BABY and Harmon stores, subject to state and local regulations. In May 2020, the Company announced a phased approach to re-open its stores in compliance with relevant government directives, and as of the end of July 2020, nearly all of its stores re-opened. During portions of Fiscal 2021, a limited number of stores in Canada either closed temporarily or continued to operate under restrictions in compliance with local governmental orders. As of February 26, 2022, all of the Company's stores were operating without restriction subject to compliance with applicable mask and vaccine requirements.

In the first half of Fiscal 2020, the Company had also suspended its plans for debt reduction and postponed share repurchases, but lifted the debt repurchase suspension in August 2020 and the postponement of share repurchases in October 2020.

Similar to other retailers, the Company also withheld portions of and/or delayed payments to certain of its business partners as the Company negotiated revisions to its payment terms, in order to further maintain liquidity given the temporary store closures (see "Leases," Note 10).

Further, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in the United States. The CARES Act is an emergency economic aid package to help mitigate the impact of the COVID-19 pandemic. Among other things, the CARES Act provides certain changes to tax laws, which may impact the Company's results of operations, financial position and cash flows. The Company is currently implementing certain provisions of the CARES Act such as deferring employer payroll taxes. As of February 27, 2021, the Company had deferred $3.1 million of employer payroll taxes, which were deposited by December 2021. In addition, during Fiscal 2021 and 2020, the Company recorded credits of approximately $7.8 million and $33.3 million, respectively, as an offset to selling, general and administrative expenses as a result of the employee retention credits and rent and property expense support made available under the CARES Act for U.S. employees and under the Canada Emergency Wage Subsidy for Canadian employees and the Canada Emergency Rent Subsidy.

During the Fiscal years ended February 26, 2022 and February 27, 2021, under the CARES Act, the Company recorded income tax benefits of $18.7 million and $152.0 million, respectively, as a result of the Fiscal 2020 and Fiscal 2019 net operating losses that were carried back to prior years during which the federal tax rate was 35%.

The COVID-19 pandemic materially adversely impacted the Company’s results of operations and cash flows for the fiscal year ended February 27, 2021. Numerous uncertainties continue to surround the pandemic and its ultimate impact on the Company. Further discussion of the risks and uncertainties posed by the COVID-19 pandemic is disclosed in "Risk Factors" under Part I, Item 1A of this Form 10-K.

3. RESTRUCTURING AND TRANSFORMATION ACTIVITIES

Fiscal 2021 Restructuring and Transformation Initiative Expenses

The Company recorded $281.2 million in its consolidated statements of operations for the fiscal year ended February 26, 2022 for costs associated with restructuring and other transformation initiatives, of which approximately $137.2 million is included in cost of sales and approximately $144.0 million is included in restructuring and transformation initiative expenses in the consolidated statements of operations. These charges were comprised of, and classified in the Company’s consolidated statement of operations, as follows:

Cost of Sales
•$125.2 million primarily related to the Company’s initiatives to introduce certain new Owned Brand merchandise and, to a lesser extent, to redefine certain existing Owned Brands and to rationalize product assortment across the Bed Bath & Beyond banner store base. The costs incurred in connection with these activities included higher markdowns on inventory sold in Fiscal 2021, as well as an adjustment to reduce to its estimated realizable value inventory on hand that will be removed from the product assortment as part of these initiatives.
•$12.0 million related to store closures for which the closing process had commenced, related primarily to higher markdowns on inventory sold during the period between final announcement of closing and the final closure of the store.

Restructuring and Transformation Initiative Expenses
•Store Closures. During Fiscal 2021, the Company closed 63 mostly Bed Bath & Beyond stores as part of its store fleet optimization program which commenced in Fiscal 2020 and included the closure of 207 mostly Bed Bath & Beyond stores through the end of Fiscal 2021 (including the 144 stores closed in Fiscal 2020). For the fiscal year ended February 26, 2022, the Company recorded costs associated with store closures for which the store closing process has commenced of $2.4 million of severance costs and $45.5 million of lease-related and other costs within restructuring and transformation initiative expenses in its consolidated statements of operations. At this point, the Company is unable to estimate the amount or range of amounts expected to be incurred in connection with future store closures.
•Other transformation initiatives. During the fiscal year ended February 26, 2022, the Company recorded costs of $96.1 million which include costs recorded in connection with other transformation initiatives, including technology transformation and business strategy and operating model transformation programs across core functions including merchandising, supply chain and finance.

Fiscal 2020 Restructuring Charges

The Company recorded $149.3 million within cost of sales and restructuring and transformation initiative expenses in its consolidated statement of operations for Fiscal 2020 for costs associated with its planned store closures as part of the fleet optimization plan for which the store closure process has commenced, workforce reduction and other transformation initiatives.
As part of the Company's ongoing business transformation, on July 6, 2020, the Board of Directors of the Company approved the planned closure of approximately 200 mostly Bed Bath & Beyond stores by the end of Fiscal 2021 as part of the Company's store fleet optimization program, 144 of which were closed as of February 27, 2021. In Fiscal 2020, the Company recorded costs associated with its planned store closures for which the store closing process has commenced of $21.0 million within cost of sales,

$5.3 million of severance costs and $39.2 million of lease-related and other costs within restructuring and transformation initiative expenses in its consolidated statements of operations.
In addition, during the second quarter of Fiscal 2020, the Company announced a realignment of its organizational structure as part of its transformation initiative, to further simplify the Company's operations, support investment in its strategic growth plans, and provide additional financial flexibility. In connection with the organizational realignment, the Company implemented a workforce reduction of approximately 2,800 roles from across its corporate headquarters and retail stores. During the second quarter of Fiscal 2020, the Company recorded pre-tax restructuring charges of approximately $23.1 million within restructuring and transformation initiative expenses in its consolidated statements of operations, related to severance and associated costs for this workforce reduction, all of which have been paid during Fiscal 2020.
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

As of February 26, 2022 and February 27, 2021, the remaining accrual for severance and related costs related to these various initiatives was $15.0 million and $23.0 million, respectively.

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

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, long term debt and certain other liabilities. The book value of the Company's financial instruments, excluding long term debt, is representative of their fair values. The Company’s investment securities at February 26, 2022 consisted primarily of U.S. Treasury securities, which are stated at amortized cost and are based on quoted prices in active markets for identical instruments (Level 1 valuation). As of February 26, 2022 and February 27, 2021, the fair value of the Company’s long term debt was approximately $956.0 million and $1.118 billion, respectively, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.184 billion and $1.195 billion, respectively.

The Company did not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (see "Investment Securities," Note 5).

5.    INVESTMENT SECURITIES

As of both February 26, 2022 and February 27, 2021, the Company’s long term available-for-sale investment securities represented approximately $20.3 million par value of auction rate securities, less temporary valuation adjustments of approximately $1.1 million and $0.8 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings. The Company had no short-term available-for-sale investment securities as of February 26, 2022 or February 27, 2021.

6. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

(in thousands)	February 26, 2022	February 27, 2021
Land and buildings	$21,597	$24,840
Furniture, fixtures and equipment (1)	594,443	502,869
Leasehold improvements	746,365	721,039
Computer equipment and software	1,494,457	1,355,758
Total	2,856,862	2,604,506
Less: Accumulated depreciation (1)	(1,829,475)	(1,686,088)
Property and equipment, net	$1,027,387	$918,418
________________________
(1) Furniture, fixtures and equipment includes $39.0 million in assets held under finance leases as of February 26, 2022. Accumulated depreciation includes $0.2 million in accumulated depreciation for assets held under finance leases as of February 26, 2022.
Depreciation expense was $292.3 million, $338.7 million, $339.0 million in Fiscal 2021, 2020, and 2019, respectively.

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

The Notes were issued under an indenture (the "Base Indenture"), as supplemented by a first supplemental indenture (together, with the Base Indenture, the "Indenture"), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of February 26, 2022.

During Fiscal 2021, the Company purchased approximately $11.0 million aggregate principal amount of its outstanding 3.749% senior unsecured notes due August 1, 2024. The total consideration paid for the notes accepted for purchase of $11.4 million during the fiscal year ended February 26, 2022 included accrued and unpaid interest up to, but not including, the early settlement date. The Company recorded a loss on extinguishment of debt of $0.4 million in its consolidated statement of operations for the fiscal year ended February 26, 2022, including the write off of unamortized debt financing costs related to the extinguished portion of the notes accepted for purchase and reacquisition costs.

During Fiscal 2020, the Company purchased $75.0 million aggregate principal amount of its outstanding 4.915% senior unsecured notes due 2034 and approximately $225.0 million aggregate principal amount of its outstanding 5.165% senior unsecured notes due 2044. The total consideration paid for the notes accepted for purchase of $220.9 million included an early tender premium of $50 per $1,000 principal amount of the notes accepted for purchase, plus accrued and unpaid interest up to, but not including, the early settlement date. The Company recorded a gain on extinguishment of debt of $77.0 million in its consolidated statement of operations for the fiscal year ended February 27, 2021, including the write off of unamortized debt financing costs related to the extinguished portion of the notes accepted for purchase and reacquisition costs. The Company did not purchase any of its outstanding unsecured notes during Fiscal 2019.

As of February 26, 2022 and February 27, 2021, unamortized deferred financing costs associated with the Company’s 3.749% senior unsecured notes due 2024, 4.915% senior unsecured notes due 2034 and 5.165% senior unsecured notes due 2044 were $4.6 million and $5.0 million, respectively, and are included in long-term debt in the Company's consolidated balance sheets.

Asset-Based Credit Agreement

On August 9, 2021, the Company amended its asset-based credit agreement (the "Amended Credit Agreement") among the Company, certain of the Company’s U.S. and Canadian subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the "Agent"), and the lenders party thereto, which replaced the Company's previous $850.0 million Credit Agreement which was due to mature on June 19, 2023.

The Amended Credit Agreement provides for an asset-based revolving credit facility (the "ABL Facility") with aggregate revolving commitments established at closing of $1.0 billion, including a swingline subfacility and a letter of credit subfacility. The Amended Credit Agreement has an uncommitted expansion feature which allows the borrowers to request, at any time following the delivery of an initial field exam and appraisal, an increase in aggregate revolving commitments under the ABL Facility or elect to enter into a first-in-last-out loan facility, collectively, in an aggregate amount of up to $375.0 million, subject to certain customary conditions. The Amended Credit Agreement matures on August 9, 2026.

As of February 26, 2022, the Company had no loans outstanding under the ABL Facility, but had outstanding letters of credit of $96.4 million.

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

Outstanding amounts under the Amended Credit Agreement bear interest at a rate per annum equal to, at the applicable borrower’s election: (i) in the case of loans denominated in U.S. dollars, such loans shall be comprised entirely of Alternate Base Rate ("ABR") loans and London Inter-Bank Offered ("LIBO") Rate loans and (ii) in the case of loans denominated in Canadian dollars, such loans shall be comprised entirely of Canadian Prime Rate loans and Canadian Dollar Offered Rate ("CDOR") loans, in each case as set forth in the Amended Credit Agreement, plus an interest rate margin based on average quarterly availability ranging from (i) in the case of ABR loans and Canadian Prime Rate loans, 0.25% to 0.75%; provided that if ABR or the Canadian Prime Rate is less than 1.00%, such rate shall be deemed to be 1.00%, as applicable, and (ii) in the case of LIBO Rate loans and CDOR Loans, 1.25% to 1.75%; provided that if the CDOR or LIBO Rate is less than 0.00%, such rate shall be deemed to be 0.00%, as applicable.

The Amended Credit Agreement contains customary representations and warranties, events of default and financial, affirmative and negative covenants for facilities of this type, including but not limited to a springing financial covenant relating to a fixed charge coverage ratio, and restrictions on indebtedness, liens, investments and acquisitions, asset dispositions, restricted payments and prepayment of certain indebtedness. The Company was in compliance with all covenants related to the Amended Credit Agreement as of February 26, 2022.

As of February 26, 2022 and February 27, 2021, unamortized deferred financing costs associated with the Company's revolving credit facilities were $7.4 million and $6.1 million, respectively, and were recorded in other assets in the Company's consolidated balance sheets.

The Company amortizes deferred financing costs for the Notes and the ABL Facility over their respective terms and such amortization is included in interest expense, net in the consolidated statements of operations. Interest expense related to the Notes and the revolving credit facilities, including the commitment fee and the amortization of deferred financing costs, was approximately $64.1 million, $73.6 million, and $73.0 million for the fiscal years ended February 26, 2022, February 27, 2021, and February 29, 2020, respectively.

8.    PROVISION FOR INCOME TAXES

The components of the (benefit) provision for income taxes are as follows:

	Fiscal Year Ended
(in thousands)	February 26, 2022	February 27, 2021	February 29, 2020
Current:
Federal	$(43,740)	$(336,506)	$2,455
State and local	3,397	1,211	(7,973)
	(40,343)	(335,295)	(5,518)

Deferred:
Federal	73,006	150,861	(124,578)
State and local	54,304	(1,555)	(20,941)
	127,310	149,306	(145,519)
	$86,967	$(185,989)	$(151,037)

At February 26, 2022 and February 27, 2021, included in other assets are net deferred income tax assets of $(0.1) million and $130.0 million, respectively. These amounts represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities consist of the following:

(in thousands)	February 26, 2022	February 27, 2021
Deferred tax assets:
Inventories	$4,077	$13,040
Operating lease liabilities	473,397	484,290
Insurance	6,416	9,086
Stock-based compensation	1,592	1,014
Merchandise credits and gift card liabilities	56,690	52,584
Accrued expenses	23,412	31,914
Intangibles	1,685	1,008
Goodwill	90	1,596
Carryforwards and other tax credits	189,746	86,914
Other	34,991	34,104

Valuation allowance:	(249,529)	(26,011)

Deferred tax liabilities:
Depreciation	(146,970)	(105,649)
Prepaid expenses	(1,155)	(26,356)
Operating lease assets	(376,079)	(409,535)
Other	(18,499)	(17,977)
	$(136)	$130,022

At February 26, 2022, the Company has federal net operating loss carryforwards of $67.2 million (tax effected), of which $4.6 million will expire between 2025 and 2039, state net operating loss carryforwards of $87.1 million (tax effected), which will expire between 2021 and 2041, California state enterprise zone credit carryforwards of $2.1 million (tax effected), which will expire in 2023, but require taxable income in the enterprise zone to be realizable.

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

The Company assessed all available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets in each taxpaying jurisdiction. On the basis of this evaluation, as of February 26, 2022, a valuation allowance of $224.3 million was recorded against the Company's net federal and state deferred tax assets as it is not more likely than not that these assets would be realized.

As of February 26, 2022 and February 27, 2021, the Company had also recorded a valuation allowance of $25.2 million and $15.5 million, respectively, relative to the Company's Canadian net deferred tax asset, as the Company did not believe the deferred tax assets in that jurisdiction were more likely than not to be realized.

The following table summarizes the activity related to the gross unrecognized tax benefits from uncertain tax positions:

(in thousands)	February 26, 2022	February 27, 2021
Balance at beginning of year	$105,749	$51,781

Increase related to current year positions	1,125	69,106
Decrease related to prior year positions	(1,902)	(2,797)
Settlements	(2,340)	(4,981)
Lapse of statute of limitations	(7,114)	(7,360)

Balance at end of year	$95,518	$105,749

Gross unrecognized tax benefits are classified in non-current income taxes payable (or a contra deferred tax asset) on the consolidated balance sheet for uncertain tax positions taken (or expected to be taken) on a tax return. As of February 26, 2022 and February 27, 2021, approximately $95.5 million and $105.7 million, respectively, of gross unrecognized tax benefits would impact the Company’s effective tax rate. As of February 26, 2022 and February 27, 2021, the liability for gross unrecognized tax benefits included approximately $8.6 million and $8.1 million, respectively, of accrued interest. The Company recognizes interest and penalties for unrecognized tax benefits, as applicable, in income tax expense. The Company recorded an increase to accrued interest of approximately $0.5 million for the fiscal year ended February 26, 2022 and a decrease of approximately $1.5 million for the fiscal year ended February 27, 2021 for gross unrecognized tax benefits in the consolidated statement of earnings.

The Company anticipates that any adjustments to gross unrecognized tax benefits which will impact income tax expense, due to the expiration of statutes of limitations, could be approximately $5.8 million in the next twelve months. However, actual results could differ from those currently anticipated.

As of February 26, 2022, the Company operated in all 50 states, the District of Columbia, Puerto Rico, Canada, and Mexico and files income tax returns in the United States and various state, local and international jurisdictions. The Company is currently under examination by the Internal Revenue Service for the tax year 2017. The Company is open to examination for state, foreign and local jurisdictions with varying statutes of limitations, generally ranging from 3 to 5 years.

The following table summarizes the reconciliation between the effective income tax rate and the federal statutory rate:

	Fiscal Year Ended
	February 26, 2022	February 27, 2021	February 29, 2020

Federal statutory rate	21.00%	21.00%	21.00%
State income tax rate, net of federal impact	3.87	3.94	4.28
Uncertain tax positions	2.16	1.63	1.33
Goodwill non-deductible impairment charges	—	—	(4.84)
Tax deficiencies related to stock-based compensation	(0.81)	(3.18)	(3.07)
Tax credits	0.38	0.41	0.49
CARES Act	0.94	35.98	—
Valuation Allowance	(48.01)	(7.74)	—
Canadian Branch Earnings	1.60	0.78	0.90
Other	0.47	2.35	(0.34)
	(18.40)%	55.17%	19.75%

9.    TRANSACTIONS AND BALANCES WITH RELATED PARTIES
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

10.    LEASES

The Company leases retail stores, as well as distribution facilities, offices and equipment, under agreements expiring at various dates through 2041. The leases provide for original lease terms that generally range from 10 to 15 years and most leases provide for a series of five year renewal options, often at increased rents, the exercise of which is at the Company's sole discretion. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial in Fiscal 2021, 2020, and 2019), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

The Company subleases certain real estate to unrelated third parties, all of which have been classified as operating leases. The Company recognizes sublease income on a straight-line basis over the sublease term, which generally ranges from 5 to 10 years. Most sublease arrangements provide for a series of five year renewal options, the exercise of which are at the Company's sole discretion.

The Company regularly negotiates lease terms with landlords, including in connection with its transformation initiatives. Beginning in the first quarter of Fiscal 2020, in order to maintain liquidity given temporary store closures as a result of the COVID-19 pandemic (see "Impact of the COVID-19 Pandemic," Note 2), the Company withheld portions of and/or delayed or deferred payments to certain landlords, including in connection with renegotiations of lease terms. In some instances, the renegotiations led to agreements with landlords for rent abatements or rental deferrals. In Fiscal 2021, the Company has continued to withhold payments to certain landlords in connection with certain negotiations of payment terms. Total payments withheld and/or delayed or deferred as of February 26, 2022 and February 27, 2021 were approximately $1.9 million and $9.6 million, respectively, and are included in current liabilities.

In accordance with the FASB’s Staff Q&A regarding rent concessions related to the effects of the COVID-19 pandemic, the Company has elected to account for the concessions agreed to by landlords that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee as though enforceable rights and obligations for those concessions existed in the original lease agreements and the Company has elected to not remeasure the related lease liabilities and right-of-use assets. For qualifying rent abatement concessions, the Company has recorded negative lease expense for the amount of the concession during the period of relief, and for qualifying deferrals of rental payments, the Company has recognized a non-interest bearing payable in lieu of recognizing a decrease in cash for the lease payment that would have been made based on the original terms of the lease agreement, which will be reduced when the deferred payment is made in the future. During the fiscal year ended February 26, 2022 and February 27, 2021, the Company recognized reduced rent expense of $2.7 million and $10.3 million, respectively, related to rent abatement concessions.

The components of total lease cost for the fiscal year ended February 26, 2022 and February 27, 2021 were as follows:

(in thousands)	Statement of Operations Location	February 26, 2022	February 27, 2021
Operating lease cost	Cost of sales and SG&A	$449,394	$582,168
Finance lease cost:
Depreciation of property	SG&A	184	2,500
Interest on lease liabilities	Interest expense, net	1,886	7,755
Variable lease cost	Cost of sales and SG&A	152,259	189,485
Sublease income	SG&A	(43,922)	(12,574)
Total lease cost		$559,801	$769,334

As of February 26, 2022 and February 27, 2021, assets and liabilities related to the Company's operating and finance leases were as follows:

(in thousands)	Consolidated Balance Sheet Location	February 26, 2022	February 27, 2021
Assets
Operating leases	Operating lease assets	$1,562,857	$1,587,101
Finance leases	Property and equipment, net	38,790	—
Total Lease assets		$1,601,647	$1,587,101

Liabilities
Current:
Operating leases	Current operating lease liabilities	$346,506	$360,061
Finance leases	Accrued expenses and other current liabilities	2,494	—
Noncurrent:
Operating leases	Operating lease liabilities	1,508,002	1,509,767
Finance leases	Other liabilities	35,447	—
Total lease liabilities		$1,892,449	$1,869,828

At February 26, 2022, the Company has entered into two operating leases, which have not yet commenced, for a regional distribution center and a store, both expected to open in Fiscal 2022. The aggregate minimum rental payments over the term of the lease of approximately $107.2 million and $4.1 million, respectively, are not included in the above table.

As of February 26, 2022, the Company's lease liabilities mature as follows:

(in thousands)	Operating Leases	Finance Leases
Fiscal Year:
2022	$444,562	$7,369
2023	388,183	11,636
2024	334,178	11,636
2025	272,790	11,636
2026	202,690	11,636
Thereafter	643,824	59,531
Total lease payments	$2,286,227	$113,444
Less imputed interest	(431,719)	(75,503)
Present value of lease liabilities	$1,854,508	$37,941

The Company's lease terms and discount rates were as follows:

	February 26, 2022	February 27, 2021
Weighted-average remaining lease term (in years)
Operating leases	7.0 years	6.8 years
Finance leases	10.0 years	—
Weighted-average discount rate
Operating leases	6.0%	6.4%
Finance leases	8.4%	—%

Other information with respect to the Company's leases is as follows:

(in thousands)	February 26, 2022	February 27, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$450,082	$646,981
Operating cash flows from finance leases	1,886	9,295
Financing cash flows from finance leases	1,033	—
Operating lease assets obtained in exchange for new operating lease liabilities	359,933	305,614
Financing lease assets obtained in exchange for new financing lease liabilities	38,974	—

In Fiscal 2019, the Company completed a sale-leaseback transaction on approximately 2.1 million square feet of owned real estate, which generated approximately $267.3 million in proceeds. As a result of the transaction, the Company recorded a loss, including transaction costs of approximately $5.7 million, of approximately $33.1 million which is included in selling, general and administrative expenses in the consolidated statement of operations for the fiscal year ended February 29, 2020. All leases entered into as a result of the sale-leaseback transaction were classified as operating leases. For certain assets included in the transaction, the Company determined that the fair value of the assets was less than the consideration received. As a result, the Company recognized a financing obligation in the amount of $14.5 million, for the additional financing obtained from the buyer. As of February 26, 2022 and February 27, 2021, the financing obligation amounted to approximately $13.0 million and $13.8 million, respectively, of which approximately $0.7 million and $0.7 million, respectively, is included in accrued expenses and other current liabilities, and approximately $12.3 million and $13.1 million, respectively, is included in other liabilities, in the consolidated balance sheets.

11.    EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company has three defined contribution savings plans covering all eligible employees of the Company (the "Plans"). Participants of the Plans may defer annual pre-tax compensation subject to statutory and Plan limitations. In addition, a certain percentage of an employee’s contributions are matched by the Company and vest over a specified period of time, subject to certain statutory and Plan limitations. The Company’s match was approximately $6.2 million, $10.6 million, and $13.7 million for Fiscal 2021, 2020, and 2019, respectively, which was expensed as incurred.

Defined Benefit Plan

During Fiscal 2020, upon the divestiture of CTS, the Company retained liability for a non-contributory defined benefit pension plan for CTS employees hired on or before July 31, 2003, who met specified age and length-of-service requirements.

During Fiscal 2021, the Company received final approval to terminate the plan, upon which the Company contributed $5.1 million to the plan. Using plan assets, the Company purchased a non-participating group annuity contract for certain participants and made lump sum distributions to all remaining participants. Net periodic pension cost included in the consolidated statement of operations includes the pre-tax release of $13.5 million from other comprehensive income in connection with the settlement of the plan, which is recorded within loss on sale of businesses. As of February 26, 2022, the Company had no liability remaining related to the plan.

During Fiscal 2020, the Company released $2.1 million from other comprehensive income in connection with the partial settlement of the plan, recorded within loss on sale of businesses, including impairment of assets held for sale, in the consolidated statements of operations. In addition, as of February 27, 2021, the Company recognized a loss of $8.4 million, net of tax of $3.0 million, within accumulated other comprehensive loss. As of February 27, 2021, the Company had liabilities of $3.6 million, which is included in other liabilities in the Company's consolidated balance sheets.

The remaining net periodic pension cost recorded during Fiscal 2021, 2020, and 2019 was not material to the Company’s results of operations.

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

After a mediation held in August 2021, a settlement in principle was reached between the Company and lead plaintiff in the Securities Class Action. The settlement has been executed and was preliminarily approved by the New Jersey Federal Court in February 2022. If the settlement is granted final approval, the Securities Class Action will be fully resolved and the matter will be dismissed. The Company has recorded a liability for the Securities Class Action, based on the agreed settlement amount and insurance coverage available.

On July 10, 2020, the first of three related shareholder derivative actions was filed in the New Jersey federal court on behalf of the Company against various present and former directors and officers. The case, which is captioned Salu v. Tritton, et al., Case No. 2:20-cv-08673-MCA-MAH (D.N.J.), asserts claims under §§ 10(b) and 20(a) of the Exchange Act and for breach of fiduciary duty, unjust enrichment, and waste of corporate assets under state law arising from the events underlying the securities class actions described above and from the Company’s repurchases of its own shares during the class period pled in the securities cases. The two other derivative actions, which assert similar claims, are captioned Grooms v. Tritton, et al., Case No. 2:20-cv-09610-SDW-RDW (D.N.J.) (filed July 29, 2020), and Mantia v. Fleming, et al., Case No. 2:20-cv-09763-MCA-MAH (D.N.J.) (filed July 31, 2020). On August 5, 2020, the court signed a stipulation by the parties in the Salu case to stay that action pending disposition of a motion to dismiss in the Securities Class Action, subject to various terms outlined in the stipulation. The parties in all three derivative cases have moved to consolidate them and to apply the Salu stay of proceedings to all three actions. The court granted the motion on October 14, 2020, but the stay was subsequently lifted. On January 4, 2022, the defendants filed a motion to dismiss this case.

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

On June 11, 2021, an additional related derivative action was filed on behalf of the Company against certain present and former directors and officers. This Complaint is entitled Michael Anthony v Mark Tritton et. al., Index No. 514167/2021 and was filed in the Supreme Court of the State of New York, Kings County. The claims are substantially the same as in the other two derivative actions. On October 26, 2021, the court consolidated the Schneider and Anthony actions, and the plaintiffs subsequently filed a consolidated complaint. On January 10, 2022, the defendants filed a motion to dismiss this case.

The derivative cases were not included in the August 2021 settlement referred to above, but after mediation, a settlement in principle was reached subsequent to year-end. The settlement remains subject to documentation and must be approved by the Court.

The District Attorney's office for the County of Ventura, together with District Attorneys for other counties in California (together, the "District Attorneys"), recently concluded an investigation regarding the management and disposal at the Company’s stores in California of certain materials that may be deemed hazardous or universal waste under California law. On March 19, 2019, the District Attorneys provided the Company with a settlement demand that included a proposed civil penalty, reimbursement of investigation costs, and certain injunctive relief, including modifications to the Company’s existing compliance program, which already includes associate training, ongoing review of disposal rules applicable to various product categories, and specialized third-party disposal. During Fiscal 2020, the Company and the District Attorneys agreed to final terms on a settlement payment of approximately $1.5 million to resolve the matter. The Company has also agreed to spend $171,000 over the next 36 months on refinements to its compliance program.  The Company and District Attorneys executed a Stipulated Judgment to this effect, which was recently filed with the court. As of February 29, 2020, the Company had recorded an accrual for the estimated probable loss for this matter, and the Company made the related settlement payment during the fourth quarter of Fiscal 2020.

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

The Company’s former Chief Executive Officer (the "Former CEO") departed the Company effective as of May 12, 2019. In accordance with the terms of the Former CEO's employment and equity award agreements, the Former CEO was entitled to three times his then-current salary, payable over three years in normal payroll installments, except that any amount due prior to the six months after his departure, was paid in a lump sum after such six month period. Such amounts will be reduced by any compensation earned with any subsequent employer or otherwise and will be subject to the Former CEO's compliance with a one-year non-competition and non-solicitation covenant. On October 21, 2019, the Former CEO entered into an agreement (the "Former CEO PSU Settlement Agreement") with the Company to reduce the PSUs held by him by an excess amount of outstanding PSUs granted to the Former CEO in the Company’s 2018 fiscal year as a result of the use of the Fiscal 2017 peer group in lieu of the Fiscal 2018 peer group. Further, as a result of this departure, the time-vesting component of the Former CEO's stock-based awards accelerated, including (i) stock options (which were "underwater" and expired without having been exercised by the Former CEO), (ii) PSU awards which had previously met the related performance-based test, had been certified by the Compensation Committee, and remained subject solely to time-vesting, and (iii) PSU awards (assuming target level of performance) which remain subject to attainment of any performance goals and the certification of the applicable performance-based tests by the Compensation Committee, as provided under his award agreements and subject to the terms of the Former CEO PSU Settlement Agreement.

In addition, the Company maintains employment agreements with other executives which provide for severance pay.

In connection with the sale of PMall (see "Assets Held for Sale and Divestitures", Note 16), the Company agreed to indemnify 1-800-FLOWERS.COM for certain litigation matters then existing at the time of the close of the transaction, including certain matters for which the Company is entitled to indemnification from the former owner of PMall in connection with the Company's purchase of PMall in Fiscal 2016. During Fiscal 2021, the Company recorded a liability for one such matter and a corresponding asset based on the Company's assessment of the ability to recover the expected loss under the indemnification provided at the time of its purchase of PMall.

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
13.    SUPPLEMENTAL CASH FLOW INFORMATION
The Company paid income taxes of $5.2 million, $4.8 million, and $44.8 million in Fiscal 2021, 2020, and 2019, respectively. In addition, the Company had interest payments of approximately $66.0 million, $75.5 million, and $81.2 million in Fiscal 2021, 2020, and 2019, respectively.
In Fiscal 2021, the Company acquired property, plant and equipment of approximately $39.0 million under finance lease arrangements.
The Company recorded an accrual for capital expenditures of $63.4 million, $44.6 million, and $36.9 million as of February 26, 2022, February 27, 2021, and February 29, 2020, respectively.
In addition, the Company recorded an accrual for dividends payable of $0.9 million, $2.1 million, $26.4 million as of February 26, 2022, February 27, 2021, and February 29, 2020, respectively.

14. SHAREHOLDERS' EQUITY

The Company has authorization to make repurchases of shares of the Company’s common stock from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

Between December 2004 and April 2021, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $12.950 billion of its shares of common stock. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock, restricted stock units and performance stock unit awards. Since the initial authorization in December 2004, the aggregate total of common stock repurchased is approximately 262.2 million shares for a total cost of approximately $11.685 billion. The Company had approximately $1.267 billion remaining of authorized share repurchases as of February 26, 2022.

Decisions regarding share repurchases are within the discretion of the Board of Directors, and are influenced by a number of factors, including the price of the Company's common stock, general business and economic conditions, the Company's financial condition and operating results, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. The Company's share repurchase program could change, and could be influenced by several factors, including business and market conditions, such as the impact of the COVID-19 pandemic. The Company reviews its alternatives with respect to its capital structure on an ongoing basis. Any future share repurchases will be subject to the determination of the Board of Directors, based on an evaluation of the Company's earnings, financial condition and requirements, business conditions and other factors, including the restrictions on share repurchases under the ABL Facility (see "Long Term Debt," Note 7).

In connection with its share repurchase program, during the twelve months ended February 26, 2022, the Company repurchased approximately 27.7 million shares of its common stock, at a total cost of approximately $574.9 million, including fees. Additionally, during the twelve months ended February 26, 2022, the Company repurchased approximately 0.6 million shares of its common stock, at a total cost of approximately $14.5 million, to cover employee related taxes withheld on vested restricted stock, restricted stock unit awards and performance stock unit awards.

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

During Fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. In March 2020, the Company suspended its future quarterly declarations of cash dividends as a result of the COVID-19 pandemic. During Fiscal 2021, 2020, and 2019, total cash dividends of $0.7 million, $23.1 million, and $85.5 million, respectively, were paid. Any future quarterly cash dividend payments on its common stock will be subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors, including the restrictions on the payment of dividends contained in the Amended Credit Agreement (see "Long Term Debt," Note 7).

Cash dividends, if any, are accrued as a liability on the Company’s consolidated balance sheets and recorded as a decrease to retained earnings when declared.

15.    STOCK-BASED COMPENSATION

The Company measures all stock-based compensation awards for employees and non-employee directors using a fair value method and records such expense, net of estimated forfeitures, in its consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards, restricted stock units, performance stock units, and stock options. The Company’s restricted stock awards are considered nonvested share awards.

Stock-based compensation expense for the fiscal year ended February 26, 2022, February 27, 2021, and February 29, 2020 was approximately $35.1 million, $31.6 million, and $45.7 million, respectively. In addition, the amount of stock-based compensation cost capitalized for the years ended February 26, 2022 and February 27, 2021 was approximately $1.0 million and $0.8 million, respectively.
Incentive Compensation Plans

The Company may grant awards under the Bed Bath & Beyond 2018 Incentive Compensation Plan (the "2018 Plan") and the Bed Bath & Beyond 2012 Incentive Compensation Plan (the "2012 Plan"). The 2018 Plan includes an aggregate of 4.6 million common shares authorized for issuance of awards permitted under the 2018 Plan, including stock options, stock appreciation rights, restricted stock awards, performance awards and other stock based awards. The 2018 Plan supplements the 2012 Plan, which amended and restated the Bed Bath & Beyond 2004 Incentive Compensation Plan (the "2004 Plan"). The 2012 Plan includes an aggregate of 43.2 million common shares authorized for issuance of awards permitted under the 2012 Plan (similar to the 2018 Plan). Outstanding awards that were covered by the 2004 Plan continue to be in effect under the 2012 Plan.

The terms of the 2012 Plan and the 2018 Plan are substantially similar and enable the Company to offer incentive compensation through stock options (whether nonqualified stock options or incentive stock options), restricted stock awards, stock appreciation rights, performance awards and other stock based awards, and cash-based awards. Grants are determined by the Compensation Committee of the Board of Directors of the Company for those awards granted to executive officers, and by the Board of Directors of the Company for awards granted to non-employee directors. Stock option grants generally become exercisable in either three or five equal annual installments beginning one year from the date of grant. Restricted stock awards generally become vested in five to seven equal annual installments beginning one to three years from the date of grant. Restricted stock units generally become vested in one to three equal annual installments beginning one year from the date of grant. Performance stock units generally vest at the end of the performance period dependent on the Company's achievement of performance-based tests. Vesting of each of these types of awards is subject, in general, to the recipient remaining in the Company's service on specified vesting dates.

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

Restricted Stock Awards

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five to seven equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock is based solely on time vesting. As of February 26, 2022, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock awards was $8.9 million, which is expected to be recognized over a weighted average period of 2.3 years.

Changes in the Company’s restricted stock awards for the fiscal year ended February 26, 2022 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock awards, beginning of period	935	$34.34
Granted	47	29.58
Vested	(324)	39.01
Forfeited	(186)	29.96
Unvested restricted stock awards, end of period	472	$32.38

Restricted Stock Units ("RSUs")

RSUs are issued and measured at fair market value on the date of grant and generally become vested in one to three equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. RSUs are converted into shares of common stock upon vesting. As of February 26, 2022, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was $29.7 million, which is expected to be recognized over a weighted average period of 1.9 years.

Changes in the Company’s RSUs for the fiscal year ended February 26, 2022 were as follows:

(Shares in thousands)	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units, beginning of period	2,270	$14.04
Granted	1,108	24.91
Vested	(420)	17.03
Forfeited	(358)	22.16
Unvested restricted stock units, end of period	2,600	$17.07

Performance Stock Units ("PSUs")

PSUs are issued and measured at fair market value on the date of grant using the following performance periods and performance metrics. The performance metrics generally include one or more of Earnings Before Interest and Taxes ("EBIT"), Total Shareholder Return relative to a peer group ("TSR"), Return on Invested Capital ("ROIC") or Gross Margin Percentage ("GM") compared with the Company's peer groups as determined by the Compensation Committee of the Company's Board of Directors.

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

Vesting of PSUs awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test from the date of grant, during the performance period and, assuming achievement of the performance-based test, vest at the end of the performance period noted above, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the Company’s estimate of the percentage of the award that will be achieved. The Company evaluates the estimate on these awards on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of February 26, 2022, there was $15.8 million of unrecognized compensation expense associated with these awards, which is expected to be recognized over a weighted average period of 2.0 years.

The fair value of the PSUs granted in Fiscal 2021 for which performance during the three-year period will be based on a relative three-year Total Shareholder Return ("TSR") goal relative to a peer group was estimated on the date of the grant using a Monte Carlo simulation that uses the assumptions noted in the following table.

Fiscal Year Ended
Monte Carlo Simulation Assumptions	February 26, 2022
Risk Free Interest Rate	0.29%
Expected Dividend Yield	—%
Expected Volatility	52.21%
Expected Term (in years)	3 years

Changes in the Company’s PSUs for the fiscal year ended February 26, 2022 were as follows:

(Shares in thousands)	Number of Performance Stock Units	Weighted Average Grant-Date Fair Value
Unvested performance stock units, beginning of period	1,475	$14.36
Granted	634	29.00
Vested	(17)	12.38
Forfeited	(794)	17.62
Unvested performance stock units, end of period	1,298	$19.55

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

For the fiscal years ended February 26, 2022 and February 27, 2021, no stock options were granted. For stock options granted in Fiscal 2019, the fair value of these stock options granted were estimated on the date of grant using a Black-Scholes option-pricing model that used the assumptions noted in the table below. The weighted average fair value for the stock options granted in Fiscal 2019 was $4.18.

Fiscal Year Ended
Black-Scholes Valuation Assumptions (1)	February 29, 2020
Weighted Average Expected Life (in years) (2)	7.6 years
Weighted Average Expected Volatility (3)	39.41%
Weighted Average Risk Free Interest Rates (4)	2.39%
Expected Dividend Yield (5)	4.34%
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

No stock options were exercised during Fiscal 2021 and 2020. The total intrinsic value for stock options exercised during Fiscal 2019 was $0.1 million.

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

RSUs granted as inducement awards are issued and measured at fair market value on the date of grant and generally become vested in one to three equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Changes in the RSUs granted as inducement awards for the fiscal year ended February 26, 2022 were as follows:

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

During Fiscal 2020, the Company granted 816,158 RSUs to executive officers of the Company, pursuant to inducement award agreements. During Fiscal 2021, an executive officer's employment with the Company was terminated and, as a result, 160,255 awards vested in accordance with the terms of the awards.

As of February 26, 2022, unrecognized compensation expense related to the unvested portion of the Company's inducement awards was $1.6 million and is expected to be recognized over a weighted average period of 1.2 years. Each inducement award recipient must hold at least fifty percent (50%) of the after-tax shares of common stock received pursuant to the inducement awards until they have satisfied the terms of the Company’s stock ownership guidelines.

16.    ASSETS HELD FOR SALE AND DIVESTITURES

Assets Held for Sale

The Company has included businesses classified as held for sale within its continuing operations as their dispositions do not represent a strategic shift that will have a major effect on the Company’s operations and financial results. As of February 26, 2022 and February 27, 2021, the Company did not have any businesses classified as held for sale.

Prior to the end of Fiscal 2020, certain assets and liabilities of Cost Plus World Market, Personalization Mall.com ("PMall") and One Kings Lane ("OKL") were classified as held for sale on the Company's consolidated balance sheet. CPWM, PMall, and OKL were sold during Fiscal 2020, as further described below.

Divestitures

Cost Plus World Market. On December 14, 2020, the Company announced that it entered into a definitive agreement to sell Cost Plus World Market to Kingswood Capital Management. On January 15, 2021, the Company completed the sale of Cost Plus World Market. Proceeds from the sale were approximately $63.7 million, subject to certain working capital and other adjustments. The Company recognized a loss on sale of approximately $72.0 million in loss on sale of businesses including impairment of assets held for sale in its consolidated statements of operations for the fiscal year ended February 27, 2021. The $72.0 million loss on sale includes an impairment of $54.0 million recorded in the third quarter of Fiscal 2020 to remeasure the disposal group that was classified as held for sale to the lower of carrying value or fair value less costs to sell, recorded in impairments, including on assets held for sale.

Christmas Tree Shops. On October 11, 2020, the Company entered into definitive agreements to sell Christmas Tree Shops ("CTS") to Handil Holdings LLC and to sell one of the CTS distribution facilities to an institutional buyer, with a leaseback term of nine months, to provide business continuity to the Company for some of its operations currently using the facility. These transactions were completed during the third quarter of Fiscal 2020, generating approximately $233.3 million in proceeds, subject to certain working capital and other adjustments, and the Company recognized a loss on sale of approximately $53.8 million, which was recorded in loss on sale of businesses including impairment of assets held for sale in its consolidated statements of operations for the fiscal year ended February 27, 2021. In Fiscal 2021, the Company recorded an additional loss of sale of CTS of $13.5 million related to the settlement of the CTS Pension Plan.

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

In connection with the sale of PMall, the Company agreed to indemnify 1-800-FLOWERS.COM for certain litigation matters then existing at the time of the close of the transaction, including certain matters for which the Company is entitled to indemnification from the former owner of PMall in connection with the Company's purchase of PMall in Fiscal 2016 (see "Commitments and Contingencies" Note 12 for additional information.)

One Kings Lane. On April 13, 2020, the Company completed the sale of One Kings Lane ("OKL"). Proceeds from the sale were not material.

During the fiscal year ended February 26, 2022, the Company recognized approximately $18.2 million of loss on the sale of these businesses primarily associated with the Fiscal 2021 settlement of the CTS pension plan (see "Employee Benefit Plans" Note 11) and certain working capital and other adjustments related to the above divestitures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Bed Bath & Beyond Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries (the Company) as of February 26, 2022 and February 27, 2021, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 26, 2022 and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 26, 2022 and February 27, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended February 26, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 26, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 21, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Assessment of impairment of store-level long-lived assets
As discussed in Note 1 to the consolidated financial statements, the Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Based upon the analysis performed, the Company recognized pre-tax impairment charges for store-level long-lived assets of $30.8 million in Fiscal 2021.
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
April 21, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Shareholders and Board of Directors
Bed Bath & Beyond Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Bed Bath & Beyond Inc. and subsidiaries’ (the Company) internal control over financial reporting as of February 26, 2022, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 26, 2022, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 26, 2022 and February 27, 2021, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 26, 2022, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated April 21, 2022 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent, or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Short Hills, New Jersey
April 21, 2022

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
Based on their evaluation as of February 26, 2022, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
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
(b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of February 26, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), released in 2013, Internal Control-Integrated Framework.
Our management has concluded that, as of February 26, 2022, our internal control over financial reporting is effective based on these criteria.
(c) Attestation Report of the Independent Registered Public Accounting Firm
KPMG LLP issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.
(d) Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended February 26, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B – OTHER INFORMATION
On April 20, 2022, as part of the Company’s annual review process that began in 2021, the People, Culture and Compensation Committee of the Company’s Board of Directors approved the adoption of an Executive Change in Control Severance Plan (the “Change in Control Plan”). This plan, similar to those of benchmarked peers, provides for enhanced cash severance to be paid to members of the Company’s executive leadership team and specific other employees as a result of certain events that would trigger a change in control of the Company, as defined in the Change in Control Plan. A copy of the Change in Control Plan, including the form of participation agreement is filed as an exhibit hereto.
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a)Directors of the Company
Information relating to the Directors of the Company is set forth under the section captioned "Our Board of Directors and Corporate Governance" in the registrant’s definitive proxy statement for the 2022 Annual Meeting of Shareholders (the "Proxy Statement") and is incorporated herein by reference.
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
(e)    Code of Ethics
The Company has adopted a code of ethics entitled "Policy of Ethical Standards For Business Conduct" that applies to all of its employees, including Executive Officers and the Board of Directors, the complete text of which is available through the Investor Relations section of the Company’s website, www.bedbathandbeyond.com. Amendments to, and waivers granted under, the Policy of Ethical Standards for Business Conduct, if any, will be posted to the Company’s website.
ITEM 11 – EXECUTIVE COMPENSATION
The information required by this item is set forth under the section captioned "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The Equity Compensation Plan Information required by this item is included below; other information required by this item is set forth under the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference. Additional information regarding our equity compensation plans appears in Note 1 and Note 15 to the Company's consolidated financial statements.

The following table provides certain information as of February 26, 2022 with respect to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	4,898,746	(2)	$—	(3)	13,512,808	(4)
Equity compensation plans not approved by shareholders	437,268	(5)	—	(3)	20	(6)
Total	5,336,014	(2)	$—	(3)	13,512,828
(1)These plans consist of the Company’s 2012 Incentive Compensation Plan (the "2012 Plan"), which amended and restated and assumed certain shares under the 2004 Incentive Compensation Plan (the "2004 Plan") and the Company’s 2018 Incentive Compensation Plan (the "2018 Plan"), which is generally based on the terms of the 2012 Plan. No further shares of common stock will be issued or distributed under the 2004 Plan, and no equity-settled awards are outstanding under the 2018 Plan as of February 26, 2022.
(2)This amount represents the number of underlying shares of common stock associated with outstanding performance stock units and restricted stock units under shareholder approved plans and includes 2,263,551 shares that may be issued upon the vesting of performance stock units granted under the 2012 Plan and 2,635,195 shares that may be issued upon the vesting of restricted stock units granted under the 2012 Plan. The amount of shares that may be issued upon the vesting of the performance stock units represents the estimated maximum number of shares that may be issued upon the vesting of the performance stock units; however the actual number of shares that will be issued will depend on the achievement of performance metrics. As of February 26, 2022, there are no outstanding equity-settled awards under the 2018 Plan.
(3)We have not indicated a weighted-average exercise price as no outstanding awards as of February 26, 2022 under the Company's equity plans, whether or not approved by shareholders, have an exercise price.
(4)This amount represents the aggregate amount of common stock available for future issuance under shareholder approved equity compensation plans and is comprised of 8,912,808 shares of common stock available for future issuance under the 2012 Plan and 4,600,000 shares of common stock available for future issuance under the 2018 Plan. Under the 2012 Plan and the 2018 Plan, any shares of common stock that are subject to equity-settled awards other than options or stock appreciation rights, including restricted stock awards, restricted stock units and performance stock units, shall be counted against the aggregate number of shares of common stock that may be issued as 2.20 shares for every share granted. Shares of common stock underlying awards that may be settled solely in cash are not deemed to use shares that may be issued under the 2018 Plan.
(5)This amount represents the number of underlying shares of common stock associated with 437,268 restricted stock units outstanding pursuant to inducement grants to certain executives of the Company.
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

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Consolidated Financial Statements of Bed Bath & Beyond Inc. and subsidiaries are incorporated under Item 8 of this Form 10-K.
(a) (2) Financial Statement Schedules
For the Fiscal Years Ended February 26, 2022, February 27, 2021 and February 29, 2020.
Schedule II – Valuation and Qualifying Accounts
(a) (3) Exhibits
Unless otherwise indicated, exhibits are incorporated by reference to the correspondingly numbered exhibits to the Company’s Registration Statement on Form S-1 (Commission File No. 33-47250).

Exhibit No.	Exhibit
3.1
Company's Amended and Restated Certificate of Incorporation as amended through June 30, 2009 (incorporated by reference to the Company's Form 10-K for the year ended February 27, 2021 filed on April 22, 2021)

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

4.8
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

10.24*	Amendment to Employment Agreement of Steven H. Temares, dated August 21, 2009 (incorporated by reference to Exhibit 10.60 to the Company's Form 10-K filed with the Commission on May 2, 2018)
10.26*	Employment Agreement between the Company and Robyn M. D'Elia (dated as of June 4, 2018) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on June 5, 2018)
10.27*	Bed Bath & Beyond Inc. 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on June 29, 2018)
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

10.41 *	Employment Agreement between the Company and Joe Hartsig, dated March 4, 2020 (incorporated by reference to Exhibit 10.41 to the Company's Form 10-K filed with the SEC on April 22, 2021)
10.42 *
Make-Whole Restricted Stock Unit Agreement between the Company and Joe Hartsig, dated March 4, 2020 (incorporated by reference to Exhibit 10.42 to the Company's Form 10-K filed with the SEC on April 22, 2021)

10.43 *	Bed Bath & Beyond Inc. Compensation Recoupment Policy, dated as of January 2021 (incorporated by reference to Exhibit 10.43 to the Company's Form 10-K filed with the SEC on April 22, 2021)
10.44 *
Sign-On Restricted Stock Unit Agreement between the Company and Cindy Davis, dated May 26, 2020 (incorporated by reference to Exhibit 10.44 to the Company's Form 10-K filed with the SEC on April 22, 2021)

10.45 *	Form of Performance Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's 8-K filed on May 14, 2021)
10.46 *	Form of Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's 8-K filed on May 14, 2021)
10.48 *
Separation and General Release Agreement Between the Company and Cindy Davis (Dated as of August 30, 2021) (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed September 30, 2021)

10.49 ***	Bed Bath & Beyond Inc. Executive Change in Control Severance Plan, dated as of April 20, 2022
10.50 ***	Employment Agreement between the Company and Rafeh Masood, dated April 22, 2020
10.51 ***	Amended Employment Agreement between the Company and Rafeh Masood, dated November 2, 2021
10.52 *
Cooperation Agreement, by and among Bed Bath & Beyond Inc., RC Ventures LLC and Ryan Cohen, dated as of March 24, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on March 25, 2022)

10.53 ***	Bed Bath & Beyond Amended and Restated Short-Term Incentive Plan, dated April 13, 2022
21**	Subsidiaries of the Company
23**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page of Bed Bath & Beyond Inc.’s Annual Report on Form 10-K for the year ended February 26, 2022, formatted in Inline XBRL (included within Exhibit 101 attachments)
______________________________

*	This is a management contract or compensatory plan or arrangement.
**	Filed herewith.
***	This is a management contract or compensatory plan or arrangement and filed herewith.

ITEM 16 – FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BED BATH & BEYOND INC.
By: /s/ Mark J. Tritton
Mark J. Tritton
Chief Executive Officer
April 21, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mark J. Tritton	President and Chief Executive Officer	April 21, 2022
Mark J. Tritton	and Director

/s/ Gustavo Arnal	Chief Financial Officer	April 21, 2022
Gustavo Arnal	(Principal Financial Officer)

/s/ John S. Barresi	Chief Accounting Officer	April 21, 2022
John S. Barresi	(Principal Accounting Officer)

/s/ Marjorie Bowen	Director	April 21, 2022
Marjorie Bowen

/s/ Harriet Edelman	Director	April 21, 2022
Harriet Edelman

/s/ John E. Fleming	Director	April 21, 2022
John E. Fleming

/s/ Sue E. Gove	Director	April 21, 2022
Sue E. Gove

/s/ Jeffrey A. Kirwan	Director	April 21, 2022
Jeffrey A. Kirwan

/s/ Shelly Lombard	Director	April 21, 2022
Shelly Lombard

/s/ Benjamin Rosenzweig	Director	April 21, 2022
Benjamin Rosenzweig

/s/ Virginia P. Ruesterholz	Director	April 21, 2022
Virginia P. Ruesterholz

/s/ Joshua E. Schechter	Director	April 21, 2022
Joshua E. Schechter

/s/ Minesh Shah	Director	April 21, 2022
Minesh Shah

/s/ Andrea Weiss	Director	April 21, 2022
Andrea Weiss

/s/ Mary A .Winston	Director	April 21, 2022
Mary A. Winston

/s/ Ann Yerger	Director	April 21, 2022
Ann Yerger

Bed Bath & Beyond Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
Fiscal Years Ended February 26, 2022, February 27, 2021, and February 29, 2020
(amounts in millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Income	Adjustments and/or Deductions	Balance at End of Period
Sales Returns and Allowance

Year Ended:
February 26, 2022	$36.2	$227.1	$(241.1)	$22.2
February 27, 2021	71.6	259.8	(295.2)	36.2
February 29, 2020	90.5	403.1	(422.0)	71.6