Form 10-Q
period 2022-05-28
BED BATH & BEYOND INC
filed 2022-06-29
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 28, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer's Common Stock:

Class	Outstanding at May 28, 2022
Common Stock - $0.01 par value	79,957,649

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)

	May 28, 2022	February 26, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$107,543	$439,496
Merchandise inventories	1,759,586	1,725,410
Prepaid expenses and other current assets	190,179	198,248
Total current assets	2,057,308	2,363,154
Long-term investment securities	18,983	19,212
Property and equipment, net	1,119,247	1,027,387
Operating lease assets	1,597,461	1,562,857
Other assets	156,103	157,962
Total assets	$4,949,102	$5,130,572

Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
Accounts payable	$816,578	$872,445
Accrued expenses and other current liabilities	549,754	529,371
Merchandise credit and gift card liabilities	325,232	326,465
Current operating lease liabilities	334,891	346,506
Total current liabilities	2,026,455	2,074,787
Other liabilities	111,085	102,438
Operating lease liabilities	1,561,870	1,508,002
Income taxes payable	90,120	91,424
Long-term debt	1,379,870	1,179,776
Total liabilities	5,169,400	4,956,427

Shareholders' (deficit) equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—
Common stock - $0.01 par value; authorized - 900,000 shares; issued 344,621 and 344,146, respectively; outstanding 79,958 and 81,979 shares, respectively	3,446	3,441
Additional paid-in capital	2,243,378	2,235,894
Retained earnings	9,308,530	9,666,091
Treasury stock, at cost; 264,663 and 262,167 shares, respectively	(11,728,295)	(11,685,267)
Accumulated other comprehensive loss	(47,357)	(46,014)

Total shareholders' (deficit) equity	(220,298)	174,145

Total liabilities and shareholders' (deficit) equity	$4,949,102	$5,130,572
 See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	May 28, 2022	May 29, 2021
Net sales	$1,463,418	$1,953,812

Cost of sales	1,114,106	1,320,118

Gross profit	349,312	633,694

Selling, general and administrative expenses	637,508	658,762

Impairments	26,699	9,129

Restructuring and transformation initiative expenses	24,263	33,686

Loss on sale of businesses	—	3,989

Operating loss	(339,158)	(71,872)

Interest expense, net	16,448	16,000

Loss on extinguishment of debt	—	265

Loss before provision (benefit) for income taxes	(355,606)	(88,137)

Provision (benefit) for income taxes	2,060	(37,263)

Net loss	$(357,666)	$(50,874)

Net loss per share - Basic	$(4.49)	$(0.48)
Net loss per share - Diluted	$(4.49)	$(0.48)

Weighted average shares outstanding - Basic	79,611	106,772
Weighted average shares outstanding - Diluted	79,611	106,772

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three Months Ended
	May 28, 2022	May 29, 2021
Net loss	$(357,666)	$(50,874)

Other comprehensive (loss) income:
Change in temporary impairment of auction rate securities, net of tax	(229)	(64)
Currency translation adjustment	(1,114)	10,844
Other comprehensive (loss) income	(1,343)	10,780

Comprehensive loss	$(359,009)	$(40,094)

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' (Deficit) Equity
(in thousands, unaudited)

	Three Months Ended May 28, 2022
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at February 26, 2022	344,146	$3,441	$2,235,894	$9,666,091	(262,167)	$(11,685,267)	$(46,014)	$174,145
Net loss	—	—	—	(357,666)	—	—	—	(357,666)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,343)	(1,343)
Dividends forfeited	—	—	—	105	—	—	—	105
Forfeiture of restricted shares, net	(38)	—	—	—	—	—	—	—
Vesting of restricted stock units	502	5	(5)	—	—	—	—	—
Stock-based compensation expense, net	—	—	7,344	—	—	—	—	7,344
Accelerated share repurchase program	—	—	—	—	—	—	—	—
Director fees paid in stock	11	—	145	—	—	—	—	145
Repurchase of common stock, including fees	—	—	—	—	(2,496)	(43,028)	—	(43,028)
Balance at May 28, 2022	344,621	$3,446	$2,243,378	$9,308,530	(264,663)	$(11,728,295)	$(47,357)	$(220,298)

	Three Months Ended May 29, 2021
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at February 27, 2021	343,241	$3,432	$2,152,135	$10,225,253	(233,620)	$(11,048,284)	$(55,600)	$1,276,936
Net loss	—	—	—	(50,874)	—	—	—	(50,874)
Other comprehensive income, net of tax	—	—	—	—	—	—	10,780	10,780
Dividends forfeited	—	—	—	277	—	—	—	277
Issuance of restricted shares, net	322	3	(3)	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	—	—
Stock-based compensation expense, net	—	—	8,232	—	—	—	—	8,232
Accelerated share repurchase program	—	—	47,550	—	(200)	(47,550)	—	—
Director fees paid in stock	7	—	138	—	—	—	—	138
Repurchase of common stock, including fees	—	—	—	—	(5,237)	(138,695)	—	(138,695)
Balance at May 29, 2021	343,570	$3,435	$2,208,052	$10,174,656	(239,057)	$(11,234,529)	$(44,820)	$1,106,794

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended
	May 28, 2022	May 29, 2021
Cash Flows from Operating Activities:
Net loss	$(357,666)	$(50,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,103	68,278
Impairments	26,699	9,129
Stock-based compensation	7,123	7,918
Deferred income taxes	(2,299)	(22,135)
Loss on sale of businesses	—	3,989
Loss on debt extinguishment	—	265
Other	590	(2,197)
(Increase) decrease in assets:
Merchandise inventories	(34,757)	113,366
Other current assets	7,971	78,544
Other assets	(106)	68
(Decrease) increase in liabilities:
Accounts payable	(47,597)	(102,201)
Accrued expenses and other current liabilities	(38,038)	(129,327)
Merchandise credit and gift card liabilities	(1,176)	(3,421)
Income taxes payable	(1,304)	277
Operating lease assets and liabilities, net	(13,096)	3,125
Other liabilities	(998)	(3,545)
Net cash used in operating activities	(383,551)	(28,741)

Cash Flows from Investing Activities:
Purchases of held-to-maturity investment securities	—	(29,997)
Capital expenditures	(104,852)	(73,521)
Net cash used in investing activities	(104,852)	(103,518)

Cash Flows from Financing Activities:
Borrowing of long-term debt	200,000	—
Repayments of long-term debt	—	(8,173)
Repurchase of common stock, including fees	(43,028)	(138,695)
Payment of dividends	(271)	(560)
Net cash provided by (used in) financing activities	156,701	(147,428)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(251)	6,117

Net decrease in cash, cash equivalents and restricted cash	(331,953)	(273,570)

Cash, cash equivalents and restricted cash:
Beginning of period	470,884	1,407,224
End of period	$138,931	$1,133,654
See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1) BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of May 28, 2022 and February 26, 2022 (audited) and the results of its operations, shareholders' (deficit) equity, comprehensive loss, and cash flows for the three months ended May 28, 2022 and May 29, 2021.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by U.S. generally accepted accounting principles ("GAAP"). Reference should be made to the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2022 for additional disclosures, including a summary of the Company’s significant accounting policies, and to subsequently filed Form 8-Ks.

We account for our operations as one North American Retail reporting segment. Net sales outside of the U.S. for the Company were not material for the three months ended May 28, 2022 and May 29, 2021. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

2) IMPACT OF THE COVID-19 PANDEMIC

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. During the first quarter of Fiscal 2020, the Company temporarily closed all of the Company's retail stores across the U.S. and Canada except for most stand-alone buybuy BABY and Harmon stores, subject to state and local regulations, with nearly all stores reopened by the end of the second quarter of Fiscal 2020. During portions of Fiscal 2021, a limited number of stores in Canada either closed temporarily or continued to operate under restrictions in compliance with local governmental orders. During the three months ended May 28, 2022, all of the Company's stores were operating without restriction subject to compliance with mask and vaccine requirements.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the United States, which provided for certain changes to tax laws, which impacted the Company’s results of operations, financial position and cash flows. The Company implemented certain provisions of the CARES Act, such as deferring employer payroll taxes and utilizing the ability to carry back and deduct losses to offset prior income in previously filed tax returns. The Company deposited the full amount of deferred employer payroll taxes of $3.1 million by December 2021. During the three months ended May 29, 2021, under the CARES Act, the Company recorded an income tax benefit of $15.6 million as a result of the Fiscal 2020 net operating losses that were carried back to prior years during which the federal tax rate was 35%.

During the three months ended May 29, 2021, the Company recorded credits of approximately $2.4 million as an offset to selling, general and administrative expenses as a result of the employee retention credits made available under the CARES Act for U.S. employees and under the Canada Emergency Wage Subsidy for Canadian employees.

Numerous uncertainties continue to surround the pandemic and its ultimate impact on the Company. Further discussion of the risks and uncertainties posed by the COVID-19 pandemic is disclosed in “Risk Factors” under Part II, Item 1A of this Form 10-Q and Part I, Item 1A of the Company’s Fiscal 2021 Form 10-K.

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

Revenues from gift cards, gift certificates and merchandise credits are recognized when redeemed. Gift cards have no provisions for reduction in the value of unused card balances over defined time periods and have no expiration dates. For the three months ended May 28, 2022 and May 29, 2021, the Company recognized net sales for gift card and merchandise credit redemptions of approximately $28.0 million and $30.3 million, respectively, which were included in merchandise credit and gift card liabilities on the consolidated balance sheet as of February 26, 2022 and February 27, 2021, respectively.

Sales returns are provided for in the period that the related sales are recorded based on historical experience. Although the estimate for sales returns has not varied materially from historical provisions, actual experience could vary from historical experience in the future if the level of sales return activity changes materially. In the future, if the Company concludes that an adjustment is required due to material changes in the returns activity, the liability for estimated returns and the corresponding right of return asset will be adjusted accordingly. As of May 28, 2022 and February 26, 2022, the Company recorded a liability for estimated returns of $22.1 million and $23.6 million, respectively, in accrued expenses and other current liabilities, and the corresponding right of return asset for merchandise of $14.1 million and $14.6 million, respectively, in prepaid expenses and other current assets.

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 35.3% and 64.7% of net sales, respectively, for the three months ended May 28, 2022, and approximately 37.9% and 62.1% of net sales, respectively, for the three months ended May 29, 2021.

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
The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, short-term and long-term debt and certain other liabilities. The book value of the Company's financial instruments, excluding long-term debt, is representative of their fair values. The Company’s investment securities at May 28, 2022 consisted primarily of U.S. Treasury securities, which are stated at amortized cost and are based on quoted prices in active markets for identical instruments (Level 1 valuation). As of May 28, 2022 and February 26, 2022, the fair value of the Company’s senior unsecured notes was approximately $624.3 million and $956.0 million, respectively, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared with the carrying value of approximately $1.184 billion for May 28, 2022 and February 26, 2022.

The Company does not have any financial assets utilizing Level 2 inputs. Financial assets utilizing Level 3 inputs included long-term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (see "Investment Securities," Note 6).

5) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $44.7 million and $47.9 million as of May 28, 2022 and February 26, 2022, respectively.

As of May 28, 2022 and February 26, 2022, the Company did not have any short-term restricted cash, and long-term restricted cash was $31.4 million, respectively, which was included in other long-term assets on the consolidated balance sheet.

6) INVESTMENT SECURITIES

As of both May 28, 2022 and February 26, 2022, the Company’s long-term available-for-sale investment securities represented approximately $20.3 million par value of auction rate securities, less temporary valuation adjustments of approximately $1.3 million and $1.1 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings. The Company had no short-term available-for-sale investment securities as of May 28, 2022 or February 26, 2022.

7) IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the three months ended May 28, 2022 and May 29, 2021, the Company recorded $23.8 million and $7.0 million, respectively, of non-cash pre-tax impairment charges in impairments in its consolidated statement of operations for certain store-level assets, including leasehold improvements and operating lease assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

8) PROPERTY AND EQUIPMENT

As of May 28, 2022 and February 26, 2022, included in property and equipment, net is accumulated depreciation of approximately $1.9 billion and $1.8 billion, respectively, of which $0.3 million and $0.2 million, respectively, in accumulated depreciation relate to assets held under finance leases.

9) LEASES

The Company leases retail stores, distribution facilities, offices and equipment under agreements expiring at various dates through 2041. The leases provide for original lease terms that generally range from 10 to 15 years and most leases provide for a series of five year renewal options, often at increased rents, the exercise of which is at the Company’s sole discretion. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial for the three months ended May 28, 2022 and May 29, 2021), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

The Company subleases certain real estate to unrelated third parties, which have all been classified as operating leases. The Company recognizes sublease income on a straight-line basis over the sublease term, which generally ranges from 5 to 10 years. Most sublease arrangements provide for a series of five-year renewal options, the exercise of which are at the Company's sole discretion.

The components of total lease cost for the three months ended May 28, 2022 and May 29, 2021, were as follows:

(in thousands)	Statement of Operations Location	Three Months Ended
		May 28, 2022	May 29, 2021
Operating lease cost	Cost of sales and SG&A	$102,974	$117,370
Finance lease cost:
Depreciation of property	SG&A	110	—
Interest on lease liabilities	Interest expense, net	460	—
Variable lease cost	Cost of sales and SG&A	32,316	35,507
Sublease income	SG&A	(7,229)	(13,851)
Total lease cost		$128,631	$139,026

As of May 28, 2022 and February 26, 2022, assets and liabilities related to the Company’s leases were as follows:

(in thousands)	Consolidated Balance Sheet Location	May 28, 2022	February 26, 2022
Assets
Operating leases	Operating lease assets	$1,597,461	$1,562,857
Finance leases	Property and equipment, net	48,627	38,790
Total lease assets		$1,646,088	$1,601,647

Liabilities
Current:
Operating leases	Current operating lease liabilities	$334,891	$346,506
Finance leases	Accrued expenses and other current liabilities	2,494	2,494
Noncurrent:
Operating leases	Operating lease liabilities	1,561,870	1,508,002
Finance leases	Other liabilities	45,393	35,447
Total lease liabilities		$1,944,648	$1,892,449

As of May 28, 2022, the Company’s lease liabilities mature as follows:

(in thousands)	Operating Leases	Finance Leases
Fiscal Year:
Remainder of 2022	$330,864	$5,906
2023	409,369	11,314
2024	358,086	11,314
2025	296,237	11,314
2026	226,840	11,314
2027	179,861	11,314
Thereafter	563,084	47,631
Total lease payments	$2,364,341	$110,107
Less imputed interest	(467,580)	(62,220)
Present value of lease liabilities	$1,896,761	$47,887
At May 28, 2022, the Company has entered into two operating leases, which have not yet commenced, one of which is a regional distribution center expected to open in Fiscal 2023. The aggregate minimum rental payments over the term of the lease of approximately $58.8 million are not included in the above table.

The Company’s lease terms and discount rates were as follows:

	May 28, 2022	February 26, 2022
Weighted-average remaining lease term (in years)
Operating leases	7.0 years	7.0 years
Finance leases	9.8 years	10.0 years
Weighted-average discount rate
Operating leases	6.4%	6.0%
Finance leases	8.3%	8.4%

Other information with respect to the Company’s leases is as follows:

(in thousands)	Three Months Ended
	May 28, 2022	May 29, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$105,037	$115,788
Operating cash flows from finance leases	113	—
Operating lease assets obtained in exchange for new operating lease liabilities	100,458	100,215
Financing lease assets obtained in exchange for new financing lease liabilities	9,947	—

10) INCOME TAXES

The effective income tax rate for the three months ended May 28, 2022 was (0.6)% compared with 42.3% for the three months ended May 29, 2021. The effective income tax rate for the three months ended May 28, 2022 reflects the impact of a valuation allowance initially recorded in the third quarter of Fiscal 2021, discussed below. For the three months ended May 29, 2021, the effective tax rate included the impact of charges for restructuring and transformation initiatives, as well as, a benefit of $15.6 million resulting from an adjustment to the estimated net operating loss incurred in Fiscal 2020 which was carried back, under the provisions of the CARES Act, to a year in which the tax rate was 35%.

In assessing the recoverability of its deferred tax assets, the Company evaluates the available objective positive and negative evidence to estimate whether it is more likely than not that sufficient future taxable income will be generated to permit the use of existing deferred tax assets in each taxpaying jurisdiction. For any deferred tax asset in excess of the amount for which it is more likely than not that the Company will realize a benefit, the Company establishes a valuation allowance. A valuation allowance is a non-cash charge, and does not limit the Company's ability to utilize its deferred tax assets, including its ability to utilize tax loss and credit carryforward amounts, against future taxable income.

During the third quarter of Fiscal 2021, the Company concluded that, based on its evaluation of available objective positive and negative evidence, it was no longer more likely than not that its net U.S. federal and state deferred tax assets were recoverable. During the three months ended May 28, 2022, the Company determined that this conclusion continued to be appropriate. In assessing the realizability of deferred tax assets, the key assumptions used to determine positive and negative evidence included the Company’s cumulative taxable loss for the past three years, current trends related to actual taxable earnings or losses, and expected future reversals of existing taxable temporary differences, as well as, timing and the cost of the Company's transformation initiatives and their expected associated benefits. As of both May 28, 2022 and February 26, 2022, the total valuation allowance relative to U.S. federal and state deferred tax assets was $224.3 million.

As of both May 28, 2022 and February 26, 2022, the Company had also recorded a valuation allowance of $25.2 million relative to the Company's Canadian net deferred tax asset, as the Company did not believe the deferred tax assets in that jurisdiction were more likely than not to be realized.

The amount of the deferred tax assets considered realizable, and the associated valuation allowance, could be adjusted in a future period if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as projections for future growth.

During the three months ended May 28, 2022, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.

As of May 28, 2022, the Company operated in all 50 states, the District of Columbia, Puerto Rico, Canada and Mexico and files income tax returns in the United States and various state, local and international jurisdictions. The Company is currently under examination by the Internal Revenue Service for the tax year 2017. The Company is open to examination for state, foreign and local jurisdictions with varying statutes of limitations, generally ranging from 3 to 5 years.

11) INDEFINITE-LIVED INTANGIBLE ASSETS

Included in other assets in the accompanying consolidated balance sheets as of May 28, 2022 and February 26, 2022, respectively, are $13.4 million and $16.3 million for indefinite-lived tradenames and trademarks.

The Company reviews intangibles that have indefinite lives for impairment annually as of the end of the fiscal year or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, projecting future cash flows, determining appropriate discount rates and terminal growth rates, and other assumptions, to estimate the fair value of indefinite-lived intangible assets. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results.

Indefinite-lived intangible assets were recorded as a result of acquisitions and primarily consist of tradenames. The Company values its tradenames using a relief-from-royalty approach, which assumes the value of the tradename is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the tradename and instead licensed the tradename from another company. During the three months ended May 28, 2022 and May 29, 2021, the Company completed a quantitative impairment analysis for certain of its indefinite-lived intangible assets, by comparing the fair value of the tradenames to their carrying value and recognized non-cash pre-tax tradename impairment charges of $2.9 million and $2.1 million, respectively, within impairments in its consolidated statements of operations. As of May 28, 2022, for the remaining indefinite-lived intangible assets, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these indefinite-lived assets did not exceed their carrying values and concluded no such events or circumstances existed which would require an impairment test be performed. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

12) LONG-TERM DEBT

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

The Notes were issued under an indenture (the "Base Indenture"), as supplemented by a first supplemental indenture (together, with the Base Indenture, the "Indenture"), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of May 28, 2022.

During the three months ended May 28, 2022, the Company did not purchase any of its outstanding unsecured notes and during the three months ended May 29, 2021, purchased approximately $7.9 million aggregate principal amount of its outstanding 3.749% senior unsecured notes due August 1, 2024. The total consideration paid for the notes accepted for purchase of $8.2 million during Fiscal 2021 included accrued and unpaid interest up to, but not including, the early settlement date. The Company recorded a loss on extinguishment of debt of $0.3 million in its consolidated statement of operations for the three months ended May 29, 2021, including the write off of unamortized debt financing costs related to the extinguished portion of the notes accepted for purchase and reacquisition costs.

As of May 28, 2022 and February 26, 2022, unamortized deferred financing costs associated with the Company’s Notes were $4.5 million and $4.6 million, respectively, and are included in long-term debt in the Company's consolidated balance sheets.

Asset-Based Credit Agreement

In the second quarter of Fiscal 2021, the Company amended its asset-based credit agreement (the “Amended Credit Agreement”) among the Company, certain of the Company’s U.S. and Canadian subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Agent”), and the lenders party thereto. The Amended Credit Agreement provides for an asset-based revolving credit facility (the “ABL Facility”) with aggregate revolving commitments established at closing of $1.0 billion, including a swingline subfacility and a letter of credit subfacility. The Amended Credit Agreement has an uncommitted expansion feature which allows the borrowers to request, at any time following the delivery of an initial field exam and appraisal, an increase in aggregate revolving commitments under the ABL Facility or elect to enter into a first-in-last-out loan facility, collectively, in an aggregate amount of up to $375.0 million, subject to certain customary conditions. The Amended Credit Agreement matures on August 9, 2026.

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

As of May 28, 2022, the Company had $200.0 million of borrowings outstanding under the ABL Facility, at a weighted average interest rate of 2.58%, and $102.3 million of outstanding letters of credit had been issued under the ABL Facility. Subsequent to the end of the first quarter of Fiscal 2022, the Company borrowed an additional $200.0 million under the ABL Facility for a total of $400.0 million of borrowings. The Company's borrowing under the ABL Facility have been and may be used for working capital, including inventory purposes, and other general corporate purposes.

The Amended Credit Agreement contains customary representations and warranties, events of default and financial, affirmative and negative covenants for facilities of this type, including but not limited to a springing financial covenant relating to a fixed charge coverage ratio, and restrictions on indebtedness, liens, investments and acquisitions, asset dispositions, restricted payments and prepayment of certain indebtedness. The Company was in compliance with all covenants related to the Amended Credit Agreement as of May 28, 2022.

As of May 28, 2022 and February 26, 2022, deferred financing costs associated with the Company's ABL Facility were $7.0 million and $7.4 million, respectively, and were recorded in other assets in the Company's consolidated balance sheets.
The Company amortizes deferred financing costs for the Notes and the ABL Facility over their respective terms and such amortization is included in interest expense, net in the consolidated statements of operations. Interest expense related to the Notes and the revolving credit facilities, including the commitment fee and the amortization of deferred financing costs, was approximately $16.4 million for both the three months ended May 28, 2022 and May 29, 2021.

13) SHAREHOLDERS' (DEFICIT) EQUITY

The Company has authorization to make repurchases of shares of the Company’s common stock from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

Between December 2004 and April 2021, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of up to $12.950 billion of the Company’s shares of common stock. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock, restricted stock units and performance stock unit awards. Since the initial authorization in December 2004, the aggregate total of common stock repurchased is approximately 264.7 million shares for a total cost of approximately $11.728 billion. The Company had approximately $1.224 billion remaining of authorized share repurchases as of May 28, 2022.

Decisions regarding share repurchases are within the discretion of the Board of Directors, and are influenced by a number of factors, including the price of the Company's common stock, general business and economic conditions, the Company's financial condition and operating results, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. The Company's share repurchase program could change, and could be influenced by several factors, including business and market conditions, such as the impact of the COVID-19 pandemic. The Company reviews its alternatives with respect to its capital structure on an ongoing basis. Any future share repurchases will be subject to the determination of the Board of Directors, based on an evaluation of the Company's earnings, financial condition and requirements, business conditions and other factors, including the restrictions on share repurchases under the ABL Facility (see “Long-Term Debt,” Note 12).

In connection with its share repurchase program, during the three months ended May 28, 2022 and May 29, 2021, the Company repurchased approximately 2.3 million and 4.9 million shares, respectively, of its common stock, at a total cost of approximately $40.4 million and $130.4 million, respectively, including fees. Additionally, during the three months ended May 28, 2022 and May 29, 2021, the Company repurchased approximately 0.2 million and 0.3 million shares, respectively, of its common stock, to cover employee related taxes withheld on vested restricted stock, restricted stock unit awards and performance stock unit awards, at a total cost of approximately $2.6 million and $8.3 million, respectively.

In January 2021, the Company entered into an accelerated share repurchase agreement to repurchase an aggregate $150.0 million of its common stock, subject to market conditions. This resulted in the repurchase of 5.0 million shares in the fourth quarter of Fiscal 2020, and an additional 0.2 million shares received upon final settlement in the first quarter of Fiscal 2021.

During Fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. In March 2020, the Company suspended its future quarterly declarations of cash dividends as a result of the COVID-19 pandemic. During the three months ended May 28, 2022 and May 29, 2021, total cash dividends of $0.3 million and $0.6 million, respectively, were paid. Any future quarterly cash dividend payments on its common stock will be subject to the determination by the Board of Directors, based on evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors, including the restrictions on the payment of dividends contained in the Amended Credit Agreement (see “Long-Term Debt,” Note 12).

Cash dividends, if any, are accrued as a liability on the Company’s consolidated balance sheets and recorded as a decrease to retained earnings when declared.

14) STOCK-BASED COMPENSATION

The Company measures all stock-based compensation awards for employees and non-employee directors using a fair value method and records such expense, net of estimated forfeitures, in its consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards, restricted stock units ("RSUs") and performance stock units ("PSUs"). The Company’s restricted stock awards are considered nonvested share awards.

In May of 2022, the Company determined that the RSU awards issued under its incentive compensation plans in May of 2022 would be settled in cash, rather than in equity. As a result, the awards issued in May of 2022 will be accounted for as a liability and measured at their fair value through their respective vesting periods. Awards issued in the form of PSUs in May of 2022 will continue to be settled in Company stock and will be considered nonvested share awards.

Stock-based compensation expense and capitalized stock-based compensation cost for the three months ended May 28, 2022 and May 29, 2021 were as follows:

	Three Months Ended
(in thousands)	May 28, 2022	May 29, 2021
Stock-based compensation expense:
Equity-classified share-settled awards	$7,122.5	$7,918.5
Liability-classified cash-settled awards	143.2	—
Total stock-based compensation expense	$7,265.7	$7,918.5

Capitalized stock-based compensation cost:
Equity-classified share-settled awards	$220.7	$316.3
Liability-classified cash-settled awards	8.5	—
Total capitalized stock-based compensation cost	$229.2	$316.3

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

The terms of the 2012 Plan and the 2018 Plan are substantially similar and enable the Company to offer incentive compensation through stock options (whether nonqualified stock options or incentive stock options), restricted stock awards, stock appreciation rights, performance awards and other stock-based awards, and cash-based awards. Grants are determined by the People, Culture, and Compensation Committee of the Board of Directors of the Company for those awards granted to executive officers and by the Board of Directors of the Company for awards granted to non-employee directors. Restricted stock awards generally become vested in five to seven equal annual installments beginning one to three years from the date of grant. Restricted stock units generally become vested in one to three equal annual installments beginning one year from the date of grant. Performance stock units generally vest at the end of the performance period dependent on the Company’s achievement of performance-based tests. Vesting of each of these types is subject, in general, to the recipient remaining in the Company’s service on specified vesting dates.

The Company generally issues new shares for restricted stock awards and vesting of restricted stock units settled in Company shares, as well as for vesting of performance stock units. The 2018 Plan expires in May 2028. The 2012 Plan expired in May 2022.

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

Restricted Stock Awards

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five to seven equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock is based solely on time vesting. As of May 28, 2022, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock awards was $6.9 million, which is expected to be recognized over a weighted average period of 2.1 years.

Changes in the Company’s restricted stock for the three months ended May 28, 2022 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock awards, beginning of period	472	$32.38
Granted	—	—
Vested	(144)	39.68
Forfeited	(38)	29.49
Unvested restricted stock awards, end of period	290	$29.13
Restricted Stock Units ("RSUs")

RSUs are issued and measured at fair market value on the date of grant and generally become vested in one to three equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. RSUs are converted into shares of common stock upon vesting. RSUs granted in May of 2022 will be settled in cash, rather than in equity, upon vesting. As of May 28, 2022, unrecognized compensation expense related to the unvested portion of the Company’s share-settled RSUs was $25.9 million, which is expected to be recognized over a weighted average period of 1.8 years. As of May 28, 2022, unrecognized compensation expense related to the unvested portion of the Company’s cash-settled RSUs was $13.7 million, which is expected to be recognized over a weighted average period of 2.9 years.

Changes in the Company’s RSUs for the three months ended May 28, 2022 were as follows:

	Share-Settled		Cash-Settled
(Shares in thousands)	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units, beginning of period	2,600	$17.07	57	$23.44
Granted	42	21.43	1,503	10.54
Vested	(283)	23.31	—	—
Forfeited	(35)	24.47	(3)	9.02
Unvested restricted stock units, end of period	2,324	$16.28	1,557	$11.02
The liability for the cash-settled RSUs was approximately $0.4 million as of May 28, 2022, and is included in accrued expenses and other current liabilities on the consolidated balance sheet.

Performance Stock Units ("PSUs")

PSUs are issued and measured at fair market value on the date of grant using the following performance periods and performance metrics. The performance metrics generally include one or more of Earnings Before Interest and Taxes ("EBIT"), Total Shareholder Return ("TSR") or Gross Margin Percentage ("GM") compared with the Company's peer groups as determined by the Compensation Committee of the Company's Board of Directors.

Fiscal Year	Performance Period	Performance Metrics	Target Achievement Range (%)
2020	3 years	TSR	0% - 150%
2021	3 years	TSR and GM	0% - 200%
2022	3 years	TSR and GM	0% - 200%

For the PSUs granted in Fiscal 2019, the three year performance-based tests based on a combination of EBIT margin and TSR were not met in the first quarter of Fiscal 2022 and therefore, there was no payment of these awards following vesting.

Vesting of PSUs awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test from the date of grant, during the performance period and, assuming achievement of the performance-based test, vest at the end of the performance period noted above, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the Company’s estimate of the percentage of the award that will be achieved. The Company evaluates the estimate on these awards on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of May 28, 2022, there was $25.4 million of unrecognized compensation expense associated with these awards, which is expected to be recognized over a weighted average period of 2.3 years.

The fair value of the PSUs granted in Fiscal 2022 and 2021, for which performance during the three-year period will be based on a relative three-year goal metric relative to a peer group as indicated above, was estimated on the date of the grant using a Monte Carlo simulation that uses the assumptions noted in the following table.

	Three Months Ended
Monte Carlo Simulation Assumptions	May 28, 2022	May 29, 2021
Risk Free Interest Rate	2.78%	0.28%
Expected Dividend Yield	—%	—%
Expected Volatility	53.90%	52.20%
Expected Term	3 years	3 years

Changes in the Company’s PSUs for the three months ended May 28, 2022 were as follows:

(Shares in thousands)	Number of Performance Stock Units	Weighted Average Grant-Date Fair Value
Unvested performance stock units, beginning of period	1,298	$19.55
Granted	1,006	11.83
Vested	—	—
Forfeited or performance condition adjustments	(7)	31.61
Unvested performance stock units, end of period	2,297	$16.13

Inducement Awards

In Fiscal 2020 and 2019, the Company granted stock-based awards to certain of the Company’s new executive officers as inducements material to their commencement of employment and entry into an employment agreement with the Company. These inducement awards were approved by the Compensation Committee of the Board of Directors of the Company and did not require shareholder approval in accordance with Nasdaq Listing Rule 5635(c)(4). The Company did not grant any such awards during three months ended May 28, 2022.

RSUs granted as inducement awards ~~a~~re issued and measured at fair market value on the date of grant and generally become vested in one to three equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Inducement awards are generally subject to substantially the same terms and conditions as awards that are made under the 2018 Plan.

Changes in the RSUs granted as inducement awards for the three months ended May 28, 2022 were as follows:

(Shares in thousands)	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units, beginning of period	437	$6.10
Granted	—	—
Vested	(218)	6.09
Forfeited	—	—
Unvested restricted stock units, end of period	219	$6.11

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

As of May 28, 2022, unrecognized compensation expense related to the unvested portion of the Company's inducement awards was $1.3 million and is expected to be recognized over a weighted average period of 1.0 years. Each inducement award recipient must hold at least fifty percent (50%) of the after-tax shares of common stock received pursuant to the inducement awards until they have satisfied the terms of the Company’s stock ownership guidelines.

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
Stock-based awards for the three months ended May 28, 2022 and May 29, 2021 of approximately 2.4 million and 3.3 million shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

16) SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of $2.2 million and $1.4 million in the first three months of Fiscal 2022 and 2021, respectively. In addition, the Company made interest payments of approximately $1.3 million and $3.0 million in the first three months of Fiscal 2022 and 2021, respectively.
In the first three months of Fiscal 2022, the Company acquired property, plant and equipment of approximately $9.9 million under finance lease arrangements.

The Company recorded an accrual for capital expenditures of $98.3 million and $49.7 million as of May 28, 2022 and May 29, 2021, respectively.

The Company's accrual for dividends payable was $0.5 million and $1.3 million as of May 28, 2022 and May 29, 2021, respectively.

17) RESTRUCTURING AND TRANSFORMATION INITIATIVE EXPENSES

Fiscal 2022 Restructuring and Transformation Initiative Expenses

The Company recorded $23.1 million in its consolidated statements of operations for the three months ended May 28, 2022 for costs associated with restructuring and other transformation initiatives, of which approximately a benefit of $1.2 million is included in cost of sales and approximately $24.3 million is included in restructuring and transformation initiative expenses in the consolidated statements of operations. The restructuring and transformation initiative expenses included $23.9 million of costs recorded in connection with other transformation initiatives, including technology transformation and business strategy and operating model transformation programs across core functions including merchandising, supply chain and finance.
Fiscal 2021 Restructuring and Transformation Initiative Expenses
The Company recorded $81.0 million in its consolidated statements of operations for the three months ended May 29, 2021 for costs associated with restructuring and other transformation initiatives, of which approximately $47.3 million is included in cost of sales and was related to the Company’s initiatives to introduce certain new Owned Brand merchandise. In connection with the launch of certain Owned Brands, the Company recorded this cost of sales adjustment to reduce inventory that will be removed from the product assortment as part of these introductions to its estimated realizable value. In addition to this charge, approximately $33.7 million is included in restructuring and transformation initiative expenses in the consolidated statements of operations and related to the following:
•Store Closures. During the first quarter of Fiscal 2021, the Company closed 16 Bed Bath & Beyond stores as part of its store network optimization program and included the closure of 207 mostly Bed Bath & Beyond through the end of Fiscal 2021 (including the 144 stores closed in Fiscal 2020). For the three months ended May 29, 2021, the Company recorded costs associated with planned store closures for which the store closing process has commenced of approximately $18.8 million, consisting of lease-related and other costs.
•Other transformation initiatives. $14.9 million related to other transformation initiatives, including technology transformation and business strategy and operating model transformation programs across core functions including merchandising, supply chain and finance.
As of May 28, 2022 and February 26, 2022, the remaining accrual for severance and related costs related to these various initiatives was $11.2 million and $15.0 million, respectively.

18) COMMITMENTS AND CONTINGENCIES

A putative securities class action was filed on April 14, 2020 against the Company and three of its officers and/or directors (Mark Tritton (the Company's former President and Chief Executive Officer), Mary Winston (the Company’s former Interim Chief Executive Officer) and Robyn D’Elia (the Company’s former Chief Financial Officer and Treasurer)) in the United States District Court for the District of New Jersey (the "New Jersey federal court"). The case, which is captioned Vitiello v. Bed Bath & Beyond Inc., et al., Case No. 2:20-cv-04240-MCA-MAH, asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") on behalf of a putative class of purchasers of the Company’s securities from October 2, 2019 through February 11, 2020. The Complaint alleges that certain of the Company’s disclosures about financial performance and certain other public statements during the putative class period were materially false or misleading. A similar putative securities class action, asserting the same claims on behalf of the same putative class against the same defendants, was filed on April 30, 2020. That case, captioned Kirkland v. Bed Bath & Beyond Inc., et al., Case No. 1:20-cv-05339-MCA-MAH, is also pending in the United States District Court for the District of New Jersey. On August 14, 2020, the court consolidated the two cases and appointed Kavin Bakhda as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995 (as consolidated, the "Securities Class Action"). Lead plaintiff and additional named plaintiff Richard Lipka filed an Amended Class Action Complaint on October 20, 2020, on behalf of a putative class of purchasers of the Company’s securities from September 4, 2019 through February 11, 2020. Defendants moved to dismiss the Amended Complaint on December 21, 2020.

After a mediation held in August 2021, a settlement in principle was reached between the Company and lead plaintiff in the Securities Class Action. The settlement has been executed and was preliminarily approved by the New Jersey Federal Court in February 2022. The court granted final approval to the settlement and dismissed the Securities Class Action on June 2, 2022. The Company has recorded a liability for the Securities Class Action, based on the agreed settlement amount and insurance coverage available.

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

The derivative cases were not included in the August 2021 settlement referred to above, but after mediation, a settlement in principle was reached in the first quarter of Fiscal 2022. The settlement has been executed and was preliminarily approved by the New York State Court in June 2022. The Notice of Pendency and Proposed Settlement of Derivative Matters, as well as the Stipulation of Settlement with its exhibits, can be found on the Investor Relations page of the Company’s website. If the settlement is granted final approval, all of the shareholder derivative actions will be fully resolved and the matters will be dismissed.

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

Business Transformation and Restructuring

Since 2019, we have undertaken significant changes to transform our business and adapt to the dynamic retail environment and the evolving needs of our customers in order to position ourselves for long-term success. As part of these changes, our management team has been focused on driving an omni-always, customer-inspired strategy to re-establish our authority in the Home, Baby, Beauty & Wellness markets. We have created a more focused portfolio through the divestiture of non-core assets and further strengthened our financial flexibility through key actions such as corporate restructurings and operating expense control to re-set our cost structure and support our ongoing business transformation.

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

Subsequent to the end of the fiscal first quarter of 2022, on May 31, 2022, we launched our ninth new proprietary Owned Brand ("Owned Brands"), Everhome™ and during Fiscal 2021, we launched the following eight new proprietary Owned Brands:

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

We will continue to build on this strong foundation as we execute our three-year growth strategy to further elevate the shopping experience, modernize our operations and unlock strong and sustainable shareholder value. In connection with our restructuring and transformation initiatives, during the three months ended May 28, 2022, we recorded total expense of $23.1 million, including a benefit of $1.2 million in cost of sales associated with the reduction of the estimated costs recorded in Fiscal 2021 related to the transition of our product assortment to Owned Brands and, to a lesser extent, to redefine certain existing Owned Brands, as well as $24.3 million in restructuring and transformation initiative expenses for costs associated with our planned store closures as part of the fleet optimization plan and other transformation initiatives. At this point, we are unable to estimate the amount or range of amounts expected to be incurred in connection with future restructuring and transformation initiatives, including additional Owned Brand introductions and further store closures, and will provide such estimates as they become available.

Executive Summary

The following represents a summary of key financial results and related business developments for the periods indicated:

•Net sales for the three months ended May 28, 2022 were $1.463 billion, a decrease of approximately 25.1% as compared with the three months ended May 29, 2021.
•Comparable sales* for the three months ended May 28, 2022 decreased by approximately 23.0%, compared to the three months ended May 29, 2021.
* See “Results of Operations - Net Sales” in this Management’s Discussion and Analysis for the definition and further information related to Comparable Sales.
•During the first quarter of Fiscal 2022, we continued to execute against key initiatives under our transformation program, including:
•Product Initiatives. The following key product initiatives launched in the first quarter of Fiscal 2022:
◦Our Bed Bath & Beyond banner kicked off Back-to-College season with its "Decision Day" campaign, helping college-bound students and their parents prepare for the transition to a campus residence with the products and services needed to create a comfortable, functional, personalized, and happy home away from home.
◦Our buybuy BABY banner expanded its assortment through an exclusive retail partnership with Primary, a leading direct to consumer gender-neutral children's clothing brand, and expanded its "buzzworthy brands" portfolio of parent-founded brands with the introduction of Ahimsa, Monica + Andy, Gro To, Ready.Set.Food!, Snuggle Me Organic and Waterful Baby Wipes products in select stores and buybuybaby.com. Both of these initiatives build on the "welcome to parenthood" initiative launched in Fiscal 2021.
•Strategic Collaboration with The Kroger Co. As part of our strategic collaboration with The Kroger Co. announced in November 2021, in April 2022, we announced the launch of our e-commerce collaboration with Kroger Co. to directly offer Kroger customers an extensive selection of the most sought-after goods for the Home & Baby products carried by the Bed Bath & Beyond and buybuy BABY banners through Kroger.com. A small-scale physical store pilot at select Kroger Family of Companies stores is anticipated later in Fiscal 2022.

•In connection with our restructuring and transformation initiatives, during the three months ended May 28, 2022, we recorded total expense of $23.1 million including a benefit of $1.2 million in cost of sales associated with the reduction of the estimated costs recorded in Fiscal 2021, and $24.3 million in restructuring and transformation initiative expenses in the consolidated statement of operations, as well as $26.7 million of impairments.

•During Fiscal 2021, we announced plans to complete our $1 billion three-year repurchase plan by the end of Fiscal 2021, which was two years ahead of schedule and resulted in the repurchase of $950.0 million of shares under this plan as of February 26, 2022. During the three months ended May 28, 2022, we completed this program, repurchasing approximately 2.3 million shares of our common stock under the share repurchase plan approved by our Board of Directors, at a total cost of approximately $40.4 million in the first quarter.

•Net loss for the three months ended May 28, 2022 was $357.7 million, or $4.49 per diluted share, compared with net loss of $50.9 million, or $0.48 per diluted share, for the three months ended May 29, 2021. Net loss for the three months ended May 28, 2022 included a net unfavorable impact of $1.66 per diluted share associated with inventory markdown reserves and supply chain-related port fees, restructuring and other transformation initiatives, and non-cash impairments. Net loss for the three months ended May 29, 2021 included a net unfavorable impact of $0.53 per diluted share associated with non-cash impairment charges, charges associated with restructuring program and transformation initiatives, loss on sale of business, and loss on extinguishment of debt, as well as the associated tax effects.

Impact of the COVID-19 Pandemic
The COVID-19 pandemic continues to cause ongoing disruptions to our business. As the COVID-19 pandemic evolves, national and local governments in regions in which we operate have enacted various measures, including travel restrictions, restrictions on events and gatherings, temporary closure of non-essential businesses, “social distancing” requirements, vaccine and mask mandates and various other requirements designed to slow the spread of COVID-19. While several of these measures have been eased, the extent, severity and overall duration of the COVID-19 pandemic, including its phases of resurgence and the introduction of new variants, some of which may be more transmissible or virulent, are unknown, and COVID-19 has had, and may continue to have, a material adverse effect, on our business. The full extent of the impact of the COVID-19 pandemic on our business, financial position, and results of operations will depend on future developments, many of which are outside of our control, including the duration and spread of the COVID-19 pandemic, the emergence of variant strains, the availability, adoption, and effectiveness of the COVID-19 vaccines and COVID-19 testing, and government actions, which are uncertain and cannot be predicted.

Further discussion of the risks and uncertainties posed by the COVID-19 pandemic is included in “Risk Factors” under Part I, Item 1A of our 2021 Form 10-K.

Results of Operations
Net Sales

	Three Months Ended
(in millions)	May 28, 2022	May 29, 2021	Change from Prior Year
Net sales	$1,463.4	$1,953.8	$(490.4)	(25.1)%

Net sales for the three months ended May 28, 2022 were $1.463 billion, a decrease of approximately $490.4 million, or approximately 25.1%, compared with net sales of $1.954 billion for the three months ended May 29, 2021. For the first quarter of Fiscal 2022, the decline in net sales reflects the impact of lower traffic, as well as of a lack of inventory availability in key product areas, as well as the effect of the closure of certain stores in Fiscal 2021 in connection with our store fleet optimization project.

Sales consummated on a mobile device while physically in a store location and BOPIS orders are recorded as customer facing digital channel sales. Customer orders taken in-store by an associate through The Beyond Store, our proprietary, web-based platform, are recorded as in-store sales. Prior to implementation of BOPIS and contactless Curbside Pickup services, customer orders reserved online and picked up in a store were recorded as in-store sales. Sales originally consummated from customer facing digital channels and subsequently returned in-store are recorded as a reduction of in-store sales. Net sales consummated through digital channels represented approximately 40.0% of our sales for the three months ended May 28, 2022 compared with approximately 38.0% of our sales for the three months ended May 29, 2021.

Comparable sales* for the three months ended May 28, 2022 decreased by approximately 23.0% compared to the three months ended May 29, 2021. Management attributes a portion of this decline to the impact of lower traffic due to macro-economic factors, such as steep inflation, and fluctuations in purchasing patterns of the consumer. Also contributing to the comparable sales decline was the lack of inventory availability in key product areas, due in part to supply chain challenges.
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
Sales of domestics merchandise and home furnishings accounted for approximately 35.3% and 64.7% of net sales, respectively, for the three months ended May 28, 2022 and approximately 37.9% and 62.1% of net sales, respectively, for the three months ended May 29, 2021.

Gross Profit

	Three Months Ended
(in millions)	May 28, 2022	May 29, 2021	Change from Prior Year
Gross profit	$349.3	$633.7	$(284.4)	(44.9)%

Gross margin	23.9%	32.4%	(8.5)%	(26.2)%

Gross profit for the three months ended May 28, 2022 was $349.3 million, or 23.9% of net sales, compared with $633.7 million, or 32.4% of net sales, for the three months ended May 29, 2021. Gross profit margin as a percentage of net sales for the three months ended May 28, 2022 includes the impact of inventory adjustments of $91.6 million associated with the markdown of inventory being removed from our assortment in connection with clearance of certain Owned Brands merchandise, and the impact of supply chain-related port fees. Gross profit for the three months ended May 28, 2022 also includes the impact of higher freight expenses, both for inbound product shipments and direct-to-customer fulfillment and in part due to industry wide, global supply chain challenges, and order cancellation fees also negatively impacted the gross margin in the three months ended May 28, 2022 compared with the prior year, which offset the favorable impacts of product mix from our new Owned Brands and a more normalized mix of digital sales. Additionally, for the three months ended May 28, 2022, gross profit margin as a percentage of net sales was favorably impacted by the implementation of new pricing strategies in the quarter in response to ongoing inflationary pressures and global supply chain challenges.

Selling, General and Administrative Expenses

	Three Months Ended
(in millions)	May 28, 2022	May 29, 2021	Change from Prior Year
Selling, general and administrative expenses ("SG&A")	$637.5	$658.8	$(21.3)	(3.2)%

SG&A as a percentage of net sales	43.6%	33.7%	9.9%	29.4%

SG&A for the three months ended May 28, 2022 was $637.5 million, or 43.6% of net sales, compared with $658.8 million, or 33.7% of net sales, for the three months ended May 29, 2021. The decrease in SG&A for the three months ended May 28, 2022 compared with the three months ended May 29, 2021 was primarily attributable to cost reductions resulting from our transformation initiatives, including divestitures of non-core assets, and lower rent and occupancy expenses as a result of our fleet optimization program, while the increase in SG&A as a percentage of net sales for the three months ended May 28, 2022 was primarily due to the impact of de-leveraging of SG&A due to the declines in net sales noted above.

Impairments

Impairments for the three months ended May 28, 2022 were $26.7 million, compared with $9.1 million during the comparable period last year. Impairment charges for the three months ended May 28, 2022 and May 29, 2021 included $23.8 million and $7.0 million, respectively, relating to certain store-level assets (including leasehold improvements and operating lease assets) and tradename impairments of $2.9 million and $2.1 million, respectively.

Restructuring and Transformation Initiative Expenses

During the three months ended May 28, 2022, restructuring and transformation initiative expenses were $24.3 million, which included costs recorded in connection with our technology transformation and business strategy and operating model transformation programs across core functions, including merchandising, supply chain, and finance. During the three months ended May 29, 2021, restructuring and transformation initiative expenses were $33.7 million, primarily related to costs recorded in connection with the store network optimization program as well as costs associated with other transformation initiatives (see “Restructuring and Transformation Initiative Expenses,” Note 17 to the accompanying consolidated financial statements).

Loss on Sale of Businesses

During the three months ended May 29, 2021, we recognized a loss of approximately $4.0 million associated with certain working capital and other adjustments related to the divestiture of certain banners in Fiscal 2020.

Operating Loss

	Three Months Ended
(in millions)	May 28, 2022	May 29, 2021	Change from Prior Year
Operating Loss	$(339.2)	$(71.9)	$(267.3)	371.8%

As a percentage of net sales	(23.2)%	(3.7)%	(19.5)%	527.0%

For the three months ended May 28, 2022, operating loss was $339.2 million, or 23.2% of net sales, compared with an operating loss of $71.9 million, or 3.7% of net sales, for the three months ended May 29, 2021. Operating loss for the three months ended May 28, 2022 included the impact of $91.6 million related to inventory markdown reserves and supply chain-related port fees, $24.3 million associated with restructuring and other transformation initiatives, and $26.7 million for non-cash impairments (each as discussed above or below).

Interest Expense, net

Interest expense, net for the three months ended May 28, 2022 was $16.4 million compared with $16.0 million for the three months ended May 29, 2021. Interest expense, net includes interest costs attributable to our revolving credit facilities and our senior unsecured notes.

Income Taxes

The effective tax rate for the three months ended May 28, 2022 was (0.6)%, compared with 42.3% for the three months ended May 29, 2021. For the three months ended May 28, 2022, the effective tax rate reflects the impact of continuing to record a valuation allowance against the Company's U.S. federal and state deferred tax assets (discussed below). For the three months ended May 29, 2021, the effective tax rate did not reflect a valuation allowance, and included the impact of charges for restructuring and transformation initiatives, as well as, a benefit of $15.6 million resulting from an adjustment to the estimated net operating loss incurred in Fiscal 2020 which was carried back, under the provisions of the CARES Act, to a year in which the tax rate was 35%.

In assessing the recoverability of our deferred tax assets, we evaluated the available objective positive and negative evidence to estimate whether it is more likely than not that sufficient future taxable income will be generated to permit the use of existing deferred tax assets in each taxpaying jurisdiction. For any deferred tax asset in excess of the amount for which it is more likely than not that we will realize a benefit, we established a valuation allowance. A valuation allowance is a non-cash charge, and does not limit our ability to utilize our deferred tax assets, including our ability to utilize tax loss and credit carryforward amounts, against future taxable income.

In the third quarter of Fiscal 2021, we concluded that, based on our evaluation of available objective positive and negative evidence, it was no longer more likely than not that our net U.S. federal and state deferred tax assets were recoverable. In assessing the realizability of deferred tax assets, the key assumptions used to determine positive and negative evidence included our cumulative taxable loss for the past three years, current trends related to actual taxable earnings or losses, and expected future reversals of existing taxable temporary differences, as well as, timing and the cost of our transformation initiatives and their expected associated benefits. Accordingly, in the third quarter of Fiscal 2021, we recorded a valuation allowance against substantially all of our net U.S. federal and state deferred tax assets.

During the three months ended May 28, 2022, we concluded that it continues to not be more likely than not that our net U.S. federal and state deferred tax assets are recoverable, and have recorded a valuation allowance against any deferred tax assets generated in the quarter. As of May 28, 2022, the total valuation allowance relative to U.S. federal and state deferred tax assets was $224.3 million.

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

Net Loss

As a result of the factors described above, net loss for the three months ended May 28, 2022 was $357.7 million, or $4.49 per diluted share, compared with net loss of $50.9 million, or $0.48 per diluted share, for the three months ended May 29, 2021. Net loss for the three months ended May 28, 2022 included a net unfavorable impact of $1.66 per diluted share associated with inventory markdown reserves and supply chain-related port fees, restructuring and other transformation initiatives, and non-cash impairments. Net loss for the three months ended May 29, 2021 included a net unfavorable impact of $0.53 per diluted share associated with non-cash impairment charges, charges associated with restructuring program and transformation initiatives, loss on sale of business, and loss on extinguishment of debt (each as discussed above), as well as the associated tax effects.

Liquidity and Capital Resources

We ended the first quarter of Fiscal 2022 in a solid liquidity position, which we anticipate maintaining, to provide us the flexibility to fund our ongoing initiatives and act upon other opportunities that may arise. As of May 28, 2022, we had approximately $107.5 million in cash and cash equivalents, a decrease of approximately $332.0 million as compared with February 26, 2022, driven by working capital investments in inventory, as well as $104.9 million in capital expenditures and $43.0 million in share repurchases, partially offset by borrowings under our ABL Facility of $200.0 million. We believe that existing and internally generated funds, along with capacity under our ABL Facility, will be sufficient to continue to finance our operations for the next twelve months. We have the ability to continue to borrow under our ABL Facility, subject to customary conditions, including no default, the accuracy of representations and warranties, and borrowing base availability. Subsequent to the end of the first quarter of Fiscal 2022, the Company borrowed an additional $200.0 million under the ABL Facility for a total of $400.0 million of borrowings. The ABL Facility matures on August 9, 2026. Our ability to borrow under the ABL Facility is based upon a specified borrowing base consisting of a percentage of our eligible inventory and credit card receivables as defined in the ABL Facility, net of applicable reserves (see “Long-Term Debt,” Note 12 to the accompanying consolidated financial statements).

Our liquidity may also continue to be negatively impacted by the uncertainty regarding COVID-19 and macro-economic factors, including the timing of any economic recession and/or recovery.

Capital Expenditures

Capital expenditures for three months ended May 28, 2022 were $104.9 million, and for Fiscal 2022 are projected to be approximately $300.0 million. Our capital expenditures are related to digital and omni-channel capabilities, store remodels and investments in technology across a number of areas including supply chain, merchandising, and finance.

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

Stock Repurchases

During the three months ended May 28, 2022 and May 29, 2021, we repurchased approximately 2.5 million and 5.2 million shares, respectively, of our common stock, at a total cost of approximately $43.0 million and $138.7 million, respectively, which included approximately 2.3 million and 4.9 million shares, respectively, at a total cost of approximately $40.4 million and $130.4 million, respectively, repurchased under our share repurchase programs as authorized by our Board of Directors. Additionally, during the three months ended May 28, 2022 and May 29, 2021, we repurchased approximately 0.2 million and 0.3 million shares, respectively, to cover employee related taxes withheld on vested restricted stock, restricted stock unit awards, and performance stock unit awards at a total cost of approximately $2.6 million and $8.3 million, respectively.

During Fiscal 2021, we announced that we intended to complete our $1 billion three-year share repurchase plan by the end of Fiscal 2021, two years ahead of schedule. During the three months ended May 28, 2022, we repurchased approximately 2.3 million shares of our common stock, completing this repurchase plan as of May 28, 2022.

In January 2021, we entered into an accelerated share repurchase agreement to repurchase an aggregate $150.0 million of our common stock, subject to market conditions. This resulted in the repurchase of 5.0 million shares in the fourth quarter of Fiscal 2020, and an additional 0.2 million shares received upon final settlement in the first quarter of Fiscal 2021.

Between December 2004 and April 2021, our Board of Directors authorized, through several share repurchase programs, the repurchase of up to $12.950 billion of our shares of common stock. We also acquire shares of our common stock to cover employee related taxes withheld on vested restricted stock, restricted stock units and performance stock unit awards. Since the initial authorization in December 2004, the aggregate total of common stock repurchased is approximately 264.7 million shares for a total cost of approximately $11.7 billion. We had approximately $1.2 billion remaining of authorized share repurchases as of May 28, 2022.

Decisions regarding share repurchases are within the discretion of the Board of Directors, and are influenced by a number of factors, including the price of our common stock, general business and economic conditions, our financial condition and operating results, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. Our share repurchase program could change, and could be influenced by several factors, including business and market conditions, such as the impact of the COVID-19 pandemic on our business operations or stock price. We review our alternatives with respect to our capital structure on an ongoing basis. Any future share repurchases will be subject to the determination of the Board of Directors, based on an evaluation of our earnings, financial condition and requirements, business conditions and other factors, including the restrictions on share repurchases under the secured asset-based revolving credit facility (see “Long-Term Debt,” Note 12 to the accompanying consolidated financial statements).

Debt Repurchases

During the three months ended May 29, 2021, we purchased approximately $7.9 million aggregate principal amount of our outstanding 3.749% senior unsecured notes due August 1, 2024. There were no debt repurchases made during the three months ended May 28, 2022.

Cash Flow

Fiscal 2022 compared with Fiscal 2021

Net cash used in operating activities for the three months ended May 28, 2022 was $383.6 million, compared with net cash used in operating activities of $28.7 million in the corresponding period in Fiscal 2021. The year-over-year change in operating cash flow was primarily due to higher net loss, adjusted for non-cash expense, which included the impact of higher impairments in Fiscal 2021, as well as investments in inventory as a result of changing the timing of purchasing in response to the potential impact of global supply chain disruptions on timing of inventory receipts as well as lower than anticipated sales.

Retail inventory, which includes inventory in our distribution facilities for direct to customer shipments, was approximately $1.760 billion at May 28, 2022, an increase of 2.0% compared with retail inventory at February 26, 2022. We continue to focus on our inventory optimization strategies while also responding to the potential impact of global supply chain disruptions on product availability.

Net cash used in investing activities for the three months ended May 28, 2022 was $104.9 million, compared with net cash used in investing activities of $103.5 million in the corresponding period of Fiscal 2021. For the three months ended May 28, 2022, net cash used in investing activities included $104.9 million of capital expenditures. For the three months ended May 29, 2021, net cash used in investing activities was comprised of $73.5 million of capital expenditures and $30.0 million of purchases of held-to-maturity investment securities.

Net cash provided by financing activities for the three months ended May 28, 2022 was $156.7 million, compared with net cash used in financing activities of $147.4 million in the corresponding period of Fiscal 2021. Net cash provided by financing activities in the three months ended May 28, 2022 was comprised of $200.0 million of borrowings under the ABL Facility, offset by repurchases of common stock of $43.0 million, of which $40.4 million is related to our share repurchase program. Net cash used in financing activities in the three months ended May 29, 2021 was comprised of repurchases of our common stock of $138.7 million, of which $130.4 million is related to the Company's share repurchase program, repayments of long-term debt of $8.2 million, and dividend payments of $0.6 million.

Seasonality

Our business is subject to seasonal influences. Generally, our sales volumes are higher in the calendar months of August, November and December, and lower in February.

Critical Accounting Policies

See "Critical Accounting Policies" under Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 26, 2022 ("2021 Form 10-K"), filed with the Securities and Exchange Commission ("SEC").

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment securities and the ABL Facility. Our market risks at May 28, 2022 are similar to those disclosed in Item 7A of our 2021 Form 10-K.

As of May 28, 2022, our investments include cash and cash equivalents of approximately $107.5 million, restricted cash of $31.4 million, and long-term investments in auction rate securities of approximately $19.0 million at weighted average interest rates of 0.39%, 0.03%, and 1.31%, respectively. The book value of these investments is representative of their fair values.

Our senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of May 28, 2022, the fair value of the senior unsecured notes was $624.3 million, which is based on quoted prices in active markets, compared with the carrying value of approximately $1.184 billion.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of May 28, 2022 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

In the ordinary course of business, management reviews its system of internal control over financial reporting and makes changes to its systems and processes to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include activities such as implementing new, more efficient systems and automating manual processes.

During the first quarter of Fiscal 2022, we implemented new general ledger, sales audit, accounts payable, and consolidation and reporting systems as part of our multi-year effort to upgrade and/or replace certain of our information systems. The implementation resulted in certain changes to the Registrant's processes and procedures related to general accounting, sales audit, and accounts payable, and financial reporting that have required the Registrant to effect certain modifications to its internal control over financial reporting. These changes to the Registrant's processes and procedures have been and will continue to be subjected to the Registrant's processes for evaluating the design and operating effectiveness of internal control over financial reporting. Other than the system implementation noted above, the Registrant's principal executive officer and principal financial officer have determined that there have been no other changes in the Registrant's internal control over financial reporting during the most recently completed fiscal quarter covered by this report identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A putative securities class action was filed on April 14, 2020 against our Company and three of our officers and/or directors (Mark Tritton (the Company's former President and Chief Executive Officer), Mary Winston (the Company’s former Interim Chief Executive Officer) and Robyn D’Elia (the Company’s former Chief Financial Officer and Treasurer)) in the United States District Court for the District of New Jersey (the "New Jersey federal court"). The case, which is captioned Vitiello v. Bed Bath & Beyond Inc., et al., Case No. 2:20-cv-04240-MCA-MAH, asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") on behalf of a putative class of purchasers of our securities from October 2, 2019 through February 11, 2020. The Complaint alleges that certain of our disclosures about financial performance and certain other public statements during the putative class period were materially false or misleading. A similar putative securities class action, asserting the same claims on behalf of the same putative class against the same defendants, was filed on April 30, 2020. That case, captioned Kirkland v. Bed Bath & Beyond Inc., et al., Case No. 1:20-cv-05339-MCA-MAH, is also pending in the United States District Court for the District of New Jersey. On August 14, 2020, the court consolidated the two cases and appointed Kavin Bakhda as lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995 (as consolidated, the "Securities Class Action"). Lead plaintiff and additional named plaintiff Richard Lipka filed an Amended Class Action Complaint on October 20, 2020, on behalf of a putative class of purchasers of the Company’s securities from September 4, 2019 through February 11, 2020. Defendants moved to dismiss the Amended Complaint on December 21, 2020.

After a mediation held in August 2021, a settlement in principle was reached between the Company and lead plaintiff in the Securities Class Action. The settlement has been executed and was preliminarily approved by the New Jersey Federal Court in February 2022. The court granted final approval to the settlement and dismissed the Securities Class Action on June 2, 2022. The Company has recorded a liability for the Securities Class Action, based on the agreed settlement amount and insurance coverage available.

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

The derivative cases were not included in the August 2021 settlement referred to above, but after mediation, a settlement in principle was reached in the first quarter of Fiscal 2022. The settlement has been executed and was preliminarily approved by the New York State Court in June 2022. The Notice of Pendency and Proposed Settlement of Derivative Matters, as well as the Stipulation of Settlement with its exhibits, can be found on the Investor Relations page of the Company’s website. If the settlement is granted final approval, all of the shareholder derivative actions will be fully resolved and the matters will be dismissed.

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

ITEM 1A. RISK FACTORS

Refer to Part I, Item 1A, “Risk Factors,” of our 2021 Form 10-K, filed on April 21, 2022 with the SEC, and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC. There have been no material changes with respect to the risk factors disclosed in our 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our purchases of our common stock during the first quarter of Fiscal 2022 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly or Announced Plans Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
February 27, 2022 - March 26, 2022	2,152,100	$17.74	2,152,100	$1,229,189,181
March 27, 2022 - April 23, 2022	108,600	$21.98	108,600	$1,226,802,624
April 24, 2022 - May 28, 2022	236,200	$10.29	236,200	$1,224,372,893
Total	2,496,900	$17.22	2,496,900	$1,224,372,893

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

ITEM 5. OTHER INFORMATION

As previously disclosed, the Company is party to an asset-based credit agreement, as amended (the “Amended Credit Agreement”), which provides for a $1 billion asset-based revolving credit facility (the “ABL Facility”). As of May 28, 2022, the Company had $200.0 million of borrowings outstanding under the ABL Facility and $102.3 million of outstanding letters of credit had been issued under the ABL Facility. Subsequent to the end of the fiscal first quarter of 2022, the Company borrowed an additional $200.0 million under the ABL Facility for a total of $400.0 million of borrowings in addition to $106.5 million of outstanding letters of credit. The Company's borrowings have been and may be used for working capital, including inventory purchases, and other general corporate purposes.

Management Changes

On June 29, 2022, the Company announced that Mark Tritton ceased serving as President and Chief Executive Officer of the Company, effective June 23, 2022, and as a member of the Board of Directors. Also effective June 23, 2022, Sue Gove, a Director of the Company was appointed Interim Chief Executive Officer.

ITEM 6. EXHIBITS

The exhibits to this Report are included herein.

Exhibit No.	Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page of Bed Bath & Beyond Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 28, 2022, formatted in Inline XBRL (included within Exhibit 101 attachments)
________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: June 29, 2022	By:	/s/ Gustavo Arnal
Gustavo Arnal
Chief Financial Officer