Form 10-Q
period 2022-08-27
BED BATH & BEYOND INC
filed 2022-09-30
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 27, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer's Common Stock:

Class	Outstanding at August 27, 2022
Common Stock - $0.01 par value	80,362,695

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)

	August 27, 2022	February 26, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$135,270	$439,496
Merchandise inventories	1,576,270	1,725,410
Prepaid expenses and other current assets	192,615	198,248
Total current assets	1,904,155	2,363,154
Long-term investment securities	20,228	19,212
Property and equipment, net	1,121,203	1,027,387
Operating lease assets	1,469,076	1,562,857
Other assets	151,977	157,962
Total assets	$4,666,639	$5,130,572

Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
Accounts payable	$783,681	$872,445
Accrued expenses and other current liabilities	394,268	529,371
Merchandise credit and gift card liabilities	328,089	326,465
Current operating lease liabilities	322,430	346,506
Total current liabilities	1,828,468	2,074,787
Other liabilities	114,259	102,438
Operating lease liabilities	1,479,456	1,508,002
Income taxes payable	92,146	91,424
Long-term debt	1,729,964	1,179,776
Total liabilities	5,244,293	4,956,427

Shareholders' (deficit) equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—
Common stock - $0.01 par value; authorized - 900,000 shares; issued 345,053 and 344,146, respectively; outstanding 80,363 and 81,979 shares, respectively	3,450	3,441
Additional paid-in capital	2,253,039	2,235,894
Retained earnings	8,942,368	9,666,091
Treasury stock, at cost; 264,691 and 262,167 shares, respectively	(11,728,514)	(11,685,267)
Accumulated other comprehensive loss	(47,997)	(46,014)

Total shareholders' (deficit) equity	(577,654)	174,145

Total liabilities and shareholders' (deficit) equity	$4,666,639	$5,130,572
 See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	August 27, 2022	August 28, 2021	August 27, 2022	August 28, 2021
Net sales	$1,437,018	$1,984,696	$2,900,436	$3,938,508

Cost of sales	1,038,756	1,383,627	2,152,862	2,703,745

Gross profit	398,262	601,069	747,574	1,234,763

Selling, general and administrative expenses	634,877	652,972	1,272,385	1,311,734

Impairments	55,518	7,584	82,217	16,713

Restructuring and transformation initiative expenses	54,069	24,495	78,332	58,181

Loss on sale of businesses	—	132	—	4,121

Operating loss	(346,202)	(84,114)	(685,360)	(155,986)

Interest expense, net	18,603	16,121	35,051	32,121

Loss on extinguishment of debt	—	111	—	376

Loss before provision (benefit) for income taxes	(364,805)	(100,346)	(720,411)	(188,483)

Provision (benefit) for income taxes	1,354	(27,131)	3,414	(64,394)

Net loss	$(366,159)	$(73,215)	$(723,825)	$(124,089)

Net loss per share - Basic	$(4.59)	$(0.72)	$(9.09)	$(1.19)
Net loss per share - Diluted	$(4.59)	$(0.72)	$(9.09)	$(1.19)

Weighted average shares outstanding - Basic	79,706	101,951	79,659	104,361
Weighted average shares outstanding - Diluted	79,706	101,951	79,659	104,361

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	August 27, 2022	August 28, 2021	August 27, 2022	August 28, 2021
Net loss	$(366,159)	$(73,215)	$(723,825)	$(124,089)

Other comprehensive (loss) income:
Change in temporary impairment of auction rate securities, net of tax	796	24	567	(40)
Pension adjustment, net of tax	—	224	—	224
Currency translation adjustment	(1,436)	(8,707)	(2,550)	2,137
Other comprehensive (loss) income	(640)	(8,459)	(1,983)	2,321

Comprehensive loss	$(366,799)	$(81,674)	$(725,808)	$(121,768)

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' (Deficit) Equity
(in thousands, unaudited)

	Three Months Ended August 27, 2022
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at May 28, 2022	344,621	$3,446	$2,243,378	$9,308,530	(264,663)	$(11,728,295)	$(47,357)	$(220,298)
Net loss	—	—	—	(366,159)	—	—	—	(366,159)
Other comprehensive (loss) income, net of tax	—	—	—	—	—	—	(640)	(640)
Dividends forfeited	—	—	—	(3)	—	—	—	(3)
Issuance of restricted shares, net	367	3	(3)	—	—	—	—	—
Vesting of restricted stock units	65	1	(1)	—	—	—	—	—
Stock-based compensation expense, net	—	—	9,665	—	—	—	—	9,665
Accelerated share repurchase program	—	—	—	—	—	—	—	—
Director fees paid in stock	—	—	—	—	—	—	—	—
Repurchase of common stock, including fees	—	—	—	—	(28)	(219)	—	(219)
Balance at August 27, 2022	345,053	$3,450	$2,253,039	$8,942,368	(264,691)	$(11,728,514)	$(47,997)	$(577,654)

	Six Months Ended August 27, 2022
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at February 26, 2022	344,146	$3,441	$2,235,894	$9,666,091	(262,167)	$(11,685,267)	$(46,014)	$174,145
Net loss	—	—	—	(723,825)	—	—	—	(723,825)
Other comprehensive (loss) income, net of tax	—	—	—	—	—	—	(1,983)	(1,983)
Dividends forfeited	—	—	—	102	—	—	—	102
Issuance of restricted shares, net	329	3	(3)	—	—	—	—	—
Vesting of restricted stock units	567	6	(6)	—	—	—	—	—
Stock-based compensation expense, net	—	—	17,009	—	—	—	—	17,009
Accelerated share repurchase program	—	—	—	—	—	—	—	—
Director fees paid in stock	11	—	145	—	—	—	—	145
Repurchase of common stock, including fees	—	—	—	—	(2,524)	(43,247)	—	(43,247)
Balance at August 27, 2022	345,053	$3,450	$2,253,039	$8,942,368	(264,691)	$(11,728,514)	$(47,997)	$(577,654)

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' (Deficit) Equity
(in thousands, unaudited)

	Three Months Ended August 28, 2021
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at May 29, 2021	343,570	$3,435	$2,208,052	$10,174,656	(239,057)	$(11,234,529)	$(44,820)	$1,106,794
Net loss	—	—	—	(73,215)	—	—	—	(73,215)
Other comprehensive (loss) income, net of tax	—	—	—	—	—	—	(8,459)	(8,459)
Dividends forfeited	—	—	—	81	—	—	—	81
Issuance of restricted shares, net	26	1	(1)	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	—	—
Stock-based compensation expense, net	—	—	10,349	—	—	—	—	10,349
Accelerated share repurchase program	—	—	—	—	—	—	—	—
Director fees paid in stock	—	—	—	—	—	—	—	—
Repurchase of common stock, including fees	—	—	—	—	(3,479)	(101,316)	—	(101,316)
Balance at August 28, 2021	343,596	$3,436	$2,218,400	$10,101,522	(242,536)	$(11,335,845)	$(53,279)	$934,234

	Six Months Ended August 28, 2021
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at February 27, 2021	343,241	$3,432	$2,152,135	$10,225,253	(233,620)	$(11,048,284)	$(55,600)	$1,276,936
Net loss	—	—	—	(124,089)	—	—	—	(124,089)
Other comprehensive (loss) income, net of tax	—	—	—	—	—	—	2,321	2,321
Dividends forfeited	—	—	—	358	—	—	—	358
Issuance of restricted shares, net	348	4	(4)	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	—	—
Stock-based compensation expense, net	—	—	18,581	—	—	—	—	18,581
Accelerated share repurchase program	—	—	47,550	—	(200)	(47,550)	—	—
Director fees paid in stock	7	—	138	—	—	—	—	138
Repurchase of common stock, including fees	—	—	—	—	(8,716)	(240,011)	—	(240,011)
Balance at August 28, 2021	343,596	$3,436	$2,218,400	$10,101,522	(242,536)	$(11,335,845)	$(53,279)	$934,234

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended
	August 27, 2022	August 28, 2021
Cash Flows from Operating Activities:
Net loss	$(723,825)	$(124,089)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	142,094	138,390
Impairments	82,217	16,713
Stock-based compensation	16,434	17,993
Deferred income taxes	—	(48,938)
Loss on sale of businesses	—	4,121
Loss on debt extinguishment	—	376
Other	967	(5,373)
Decrease (increase) in assets:
Merchandise inventories	146,729	82,296
Other current assets	411	82,203
Other assets	(82)	(225)
(Decrease) increase in liabilities:
Accounts payable	(81,401)	9,490
Accrued expenses and other current liabilities	(136,892)	(116,660)
Merchandise credit and gift card liabilities	1,927	(1,543)
Income taxes payable	793	(490)
Operating lease assets and liabilities, net	(27,759)	(1,744)
Other liabilities	(4,038)	(6,482)
Net cash (used in) provided by operating activities	(582,425)	46,038

Cash Flows from Investing Activities:
Purchases of held-to-maturity investment securities	—	(29,997)
Net proceeds from sale of property	—	5,000
Capital expenditures	(226,500)	(149,475)
Net cash used in investing activities	(226,500)	(174,472)

Cash Flows from Financing Activities:
Borrowing of long-term debt	550,000	—
Repayments of long-term debt	—	(11,355)
Repayments of finance leases	(809)	—
Repurchase of common stock, including fees	(43,247)	(240,011)
Payment of dividends	(316)	(640)
Payment of deferred financing fees	—	(3,443)
Net cash provided by (used in) financing activities	505,628	(255,449)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(871)	1,489

Net decrease in cash, cash equivalents and restricted cash	(304,168)	(382,394)

Cash, cash equivalents and restricted cash:
Beginning of period	470,884	1,407,224
End of period	$166,716	$1,024,830
See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1) BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of August 27, 2022 and February 26, 2022 (audited) and the results of its operations, shareholders' (deficit) equity, and comprehensive loss for the three and six months ended August 27, 2022 and August 28, 2021 and its cash flows for the six months ended August 27, 2022 and August 28, 2021.

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

We account for our operations as one North American Retail reporting segment. Net sales outside of the U.S. for the Company were not material for the three and six months ended August 27, 2022 and August 28, 2021. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

2) LIQUIDITY AND GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company had cash, cash equivalents and restricted cash of $166.7 million as of August 27, 2022 and net cash used in operating activities of $582.4 million for the six months ended August 27, 2022. As of August 27, 2022, the Company had approximately $315.0 million of available borrowing capacity under its ABL Facility. Subsequent to the end of the second quarter of fiscal 2022, the Company entered into an amendment, which expanded its ABL Facility to $1.130 billion and entered into a new FILO Facility of $375.0 million (see "Long-Term Debt", Note 13). As of the end of fiscal September 2022, the Company's current available borrowing capacity was approximately $690.0 million.

The Company is required to perform a two-step analysis of its ability to continue as a going concern. It must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern (Step 1). If the Company concludes that substantial doubt is raised, it is also required to consider whether the Company’s plans alleviate that doubt (Step 2).

Management’s assessment included the preparation of cash flow forecasts. Management has implemented or expects to implement various strategic actions including permanently closing stores that are deemed to be performing below expectations, reducing its workforce, deferring or eliminating certain capital expenditures and reducing other operating expenses to ensure alignment with customer demand and its go-forward strategy.

The Company believes that available cash and cash equivalents, the cash provided by future operating activities, and availability under its recently increased ABL credit facility and its new FILO credit facility should enable the Company to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued. If the Company encounters unforeseen circumstances that place further constraints on its capital resources, management will be required to take various additional measures to conserve liquidity, which could include, but not necessarily be limited to, reducing capital expenditures, and controlling overhead expenses. Management cannot provide any assurance that the Company’s efforts will be successful. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

3) IMPACT OF THE COVID-19 PANDEMIC

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. During the first quarter of fiscal 2020, the Company temporarily closed all of the Company's retail stores across the U.S. and Canada except for most stand-alone buybuy BABY and Harmon stores, subject to state and local regulations, with nearly all stores reopened by the end of the second quarter of fiscal 2020. During portions of fiscal 2021, a limited number of stores in Canada either closed temporarily or continued to operate under restrictions in compliance with local governmental orders. During the six months ended August 27, 2022, all of the Company's stores were operating without restriction subject to compliance with applicable mask and vaccine requirements.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the United States, which provided for certain changes to tax laws, which impacted the Company’s results of operations, financial position and cash flows. The Company implemented certain provisions of the CARES Act, such as deferring employer payroll taxes and utilizing the ability to carry back and deduct losses to offset prior income in previously filed tax returns. The Company deposited the full amount of deferred employer payroll taxes of $3.1 million by December 2021. During the three and six months ended August 28, 2021, under the CARES Act, the Company recorded income tax benefits of $0.6 million and $16.2 million, respectively, as a result of the fiscal 2020 net operating losses that were carried back to prior years during which the federal tax rate was 35%.

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

4) REVENUE RECOGNITION

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

Revenues from gift cards, gift certificates and merchandise credits are recognized when redeemed. Gift cards have no provisions for reduction in the value of unused card balances over defined time periods and have no expiration dates. For the six months ended August 27, 2022 and August 28, 2021, the Company recognized net sales for gift card and merchandise credit redemptions of approximately $45.6 million and $47.8 million, respectively, which were included in merchandise credit and gift card liabilities on the consolidated balance sheet as of February 26, 2022 and February 27, 2021, respectively.

During the second quarter of fiscal 2022, the Company launched its cross-banner customer loyalty program, Welcome Rewards™, which allows members to earn points for each qualifying purchase at its retail banners either online or in its stores. Points earned are then converted to rewards upon reaching certain thresholds. These rewards may then be redeemed on future merchandise purchases at its retail banners. The Company defers a portion of the revenue related to the points earned at the time of the original transaction and revenue is recognized for these performance obligations upon redemption or expiration of points or rewards earned by the customer. As of August 27, 2022, the Company recorded $2.9 million of loyalty program liabilities in merchandise credit and gift card liabilities on the consolidated balance sheet.

Sales returns are provided for in the period that the related sales are recorded based on historical experience. Although the estimate for sales returns has not varied materially from historical provisions, actual experience could vary from historical experience in the future if the level of sales return activity changes materially. In the future, if the Company concludes that an adjustment is required due to material changes in the returns activity, the liability for estimated returns and the corresponding right of return asset will be adjusted accordingly. As of August 27, 2022 and February 26, 2022, the Company recorded a liability for estimated returns of $20.4 million and $23.6 million, respectively, in accrued expenses and other current liabilities, and the corresponding right of return asset for merchandise of $12.8 million and $14.6 million, respectively, in prepaid expenses and other current assets.

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately

37.9% and 62.1% of net sales, respectively, for the three months ended August 27, 2022, and approximately 39.8% and 60.2% of net sales, respectively, for the three months ended August 28, 2021. Sales of domestics merchandise and home furnishings accounted for approximately 36.6% and 63.4% of net sales, respectively, for the six months ended August 27, 2022, and approximately 38.9% and 61.1% of net sales, respectively, for the six months ended August 28, 2021.

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
The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, short-term and long-term debt and certain other liabilities. The book value of the Company's financial instruments, excluding long-term debt, is representative of their fair values. As of August 27, 2022 and February 26, 2022, the fair value of the Company’s senior unsecured notes was approximately $254.3 million and $956.0 million, respectively, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared with the carrying value of approximately $1.184 billion for both August 27, 2022 and February 26, 2022. As of August 27, 2022, the carrying amount of the asset-based revolving credit facility (the “ABL Facility”) approximates fair value as interest charged is based on the current market rate.

Financial assets utilizing Level 2 inputs included the ABL Facility. Financial assets utilizing Level 3 inputs included long-term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (see "Investment Securities," Note 7).

6) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $41.9 million and $47.9 million as of August 27, 2022 and February 26, 2022, respectively.

As of both August 27, 2022 and February 26, 2022, the Company did not have any short-term restricted cash, and had $31.4 million of long-term restricted cash, which was included in other long-term assets on the consolidated balance sheet.

7) INVESTMENT SECURITIES

As of both August 27, 2022 and February 26, 2022, the Company’s long-term available-for-sale investment securities represented approximately $20.3 million par value of auction rate securities, less temporary valuation adjustments of approximately $1.0 million and $1.1 million, respectively. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings. The Company had no short-term available-for-sale investment securities as of August 27, 2022 and February 26, 2022.

8) IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the three and six months ended August 27, 2022, the Company recorded $55.5 million and $79.3 million, respectively, of non-cash pre-tax impairment charges in impairments in its consolidated statement of operations for certain store-level assets, including leasehold improvements and operating lease assets. For the three and six months ended August 28, 2021, the Company recorded $7.0 million and $14.0 million, respectively, of non-cash pre-tax impairment charges in impairments in its consolidated statement of operations for certain store-level assets, including leasehold improvements and operating lease assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

9) PROPERTY AND EQUIPMENT

As of August 27, 2022 and February 26, 2022, included in property and equipment, net is accumulated depreciation of approximately $1.9 billion and $1.8 billion, respectively, of which $0.6 million and $0.2 million, respectively, in accumulated depreciation relate to assets held under finance leases.

10) LEASES

The Company leases retail stores, distribution facilities, offices and equipment under agreements expiring at various dates through 2041. The leases provide for original lease terms that generally range from 10 to 15 years and most leases provide for a series of five year renewal options, often at increased rents, the exercise of which is at the Company’s sole discretion. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial for the three and six months ended August 27, 2022 and August 28, 2021), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

The Company subleases certain real estate to unrelated third parties, which have all been classified as operating leases. The Company recognizes sublease income on a straight-line basis over the sublease term, which generally ranges from 5 to 10 years. Most sublease arrangements provide for a series of five-year renewal options, the exercise of which are at the Company's sole discretion.

The components of total lease cost for the three and six months ended August 27, 2022 and August 28, 2021, were as follows:

(in thousands)	Statement of Operations Location	Three Months Ended		Six Months Ended
		August 27, 2022	August 28, 2021	August 27, 2022	August 28, 2021
Operating lease cost	Cost of sales and SG&A	$102,155	$110,352	$205,129	$227,722
Finance lease cost:
Depreciation of property	SG&A	273	—	383	—
Interest on lease liabilities	Interest expense, net	1,646	—	2,106	—
Variable lease cost	Cost of sales and SG&A	39,536	36,010	73,757	71,517
Sublease income	SG&A	(13,430)	(10,955)	(26,810)	(24,806)
Total lease cost		$130,180	$135,407	$254,565	$274,433

As of August 27, 2022 and February 26, 2022, assets and liabilities related to the Company’s leases were as follows:

(in thousands)	Consolidated Balance Sheet Location	August 27, 2022	February 26, 2022
Assets
Operating leases	Operating lease assets	$1,469,076	$1,562,857
Finance leases	Property and equipment, net	55,680	38,790
Total lease assets		$1,524,756	$1,601,647

Liabilities
Current:
Operating leases	Current operating lease liabilities	$322,430	$346,506
Finance leases	Accrued expenses and other current liabilities	7,048	2,494
Noncurrent:
Operating leases	Operating lease liabilities	1,479,456	1,508,002
Finance leases	Other liabilities	46,952	35,447
Total lease liabilities		$1,855,886	$1,892,449

As of August 27, 2022, the Company’s lease liabilities mature as follows:

(in thousands)	Operating Leases	Finance Leases
Fiscal Year:
Remainder of 2022	$188,794	$4,696
2023	416,053	11,525
2024	365,482	11,525
2025	304,087	11,525
2026	234,999	11,525
2027	186,180	11,525
Thereafter	565,281	49,612
Total lease payments	$2,260,876	$111,933
Less imputed interest	(458,990)	(57,933)
Present value of lease liabilities	$1,801,886	$54,000
At August 27, 2022, the Company has entered into two operating leases that have not yet commenced, one of which is a regional distribution center expected to open in fiscal 2023. The aggregate minimum rental payments over the term of the lease of approximately $58.8 million are not included in the above table.

The Company’s lease terms and discount rates were as follows:

	August 27, 2022	February 26, 2022
Weighted-average remaining lease term (in years)
Operating leases	6.8 years	7.0 years
Finance leases	9.5 years	10.0 years
Weighted-average discount rate
Operating leases	7.1%	6.0%
Finance leases	8.3%	8.4%

Other information with respect to the Company’s leases is as follows:

(in thousands)	Six Months Ended
	August 27, 2022	August 28, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$209,532	$228,509
Operating cash flows from finance leases	1,541	—
Financing cash flows from finance leases	809	—
Operating lease assets obtained in exchange for new operating lease liabilities	229,030	278,454
Financing lease assets obtained in exchange for new financing lease liabilities	17,273	—

11) INCOME TAXES

The effective income tax rate for the three and six months ended August 27, 2022 was (0.4)% and (0.5)%, respectively compared with 27.0% and 34.2%, respectively, for the three and six months ended August 28, 2021. The effective income tax rate for the three and six months ended August 27, 2022 reflects the impact of a valuation allowance initially recorded in the third quarter of fiscal 2021, discussed below. For the three and six months ended August 28, 2021, the effective tax rate included the impact of charges for restructuring and transformation initiatives, as well as a benefit of $0.6 million and $16.2 million, respectively, resulting from an adjustment to the estimated net operating loss incurred in fiscal 2020 which was carried back, under the provisions of the CARES Act, to a year in which the tax rate was 35%.

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

During the third quarter of fiscal 2021, the Company concluded that, based on its evaluation of available objective positive and negative evidence, it was no longer more likely than not that its net U.S. federal and state deferred tax assets were recoverable. During the six months ended August 27, 2022, the Company determined that this conclusion continued to be appropriate. In assessing the realizability of deferred tax assets, the key assumptions used to determine positive and negative evidence included the Company’s cumulative loss before income taxes for the past three years, current trends related to actual taxable earnings or losses, and expected future reversals of existing taxable temporary differences, as well as, timing and the cost of the Company's transformation initiatives and their expected associated benefits. As of both August 27, 2022 and February 26, 2022, the total valuation allowance relative to U.S. federal and state deferred tax assets was $224.3 million.

As of both August 27, 2022 and February 26, 2022, the Company recorded a valuation allowance of $25.2 million relative to the Company's Canadian net deferred tax asset, as the Company did not believe the deferred tax assets in that jurisdiction were more likely than not to be realized.

The amount of the deferred tax assets considered realizable, and the associated valuation allowance, could be adjusted in a future period if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as projections for future growth.

During the three and six months ended August 27, 2022, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.

As of August 27, 2022, the Company operated in all 50 states, the District of Columbia, Puerto Rico, Canada and Mexico and files income tax returns in the United States and various state, local and international jurisdictions. The Company is currently under examination by the Internal Revenue Service for the tax year 2017. The Company is open to examination for state, foreign and local jurisdictions with varying statutes of limitations, generally ranging from 3 to 5 years.

12) INDEFINITE-LIVED INTANGIBLE ASSETS

Included in other assets in the accompanying consolidated balance sheets as of August 27, 2022 and February 26, 2022, respectively, are $13.4 million and $16.3 million for indefinite-lived tradenames and trademarks.

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

Indefinite-lived intangible assets were recorded as a result of acquisitions and primarily consist of tradenames. The Company values its tradenames using a relief-from-royalty approach, which assumes the value of the tradename is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the tradename and instead licensed the tradename from another company. During the three and six months ended August 27, 2022, the Company completed a quantitative impairment analysis for certain of its indefinite lived intangible assets, by comparing the fair value of the tradenames to their carrying value. There were no tradename impairment charges recognized during the three months ended August 27, 2022. During the six months ended August 27, 2022, the Company recognized a non-cash pre-tax tradename impairment charge of $2.9 million in impairments in its consolidated statements of operations. During the three and six months ended August 28, 2021, the Company recognized non-cash pre-tax tradename impairment charges of $0.6 million and $2.7 million, respectively, in impairments in its consolidated statements of operations. As of August 27, 2022, for the remaining indefinite-lived intangible assets, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these indefinite-lived assets did not exceed their carrying values and concluded no such events or circumstances existed which would require an impairment test be performed. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

13) LONG-TERM DEBT

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

The Notes were issued under an indenture (the "Base Indenture"), as supplemented by a first supplemental indenture (together, with the Base Indenture, the "Indenture"), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Notes as of August 27, 2022.

During the three and six months ended August 27, 2022, the Company did not purchase any of its outstanding unsecured notes. During the three and six months ended August 28, 2021, the Company purchased approximately $3.1 million and $11.0 million, respectively, aggregate principal amount of its outstanding 3.749% senior unsecured notes due August 1, 2024. The total consideration paid for the notes accepted for purchase of $3.2 million and $11.4 million during the three and six months ended August 28, 2021, respectively, included accrued and unpaid interest up to, but not including, the early settlement date. The Company recorded losses on extinguishment of debt of $0.1 million and $0.4 million in its consolidated statement of operations for the three and six months ended August 28, 2021, respectively, including the write off of unamortized debt financing costs related to the extinguished portion of the notes accepted for purchase and reacquisition costs.

As of August 27, 2022 and February 26, 2022, unamortized deferred financing costs associated with the Company’s Notes were $4.4 million and $4.6 million, respectively, and are included in long-term debt in the Company's consolidated balance sheets.

Asset-Based Credit Agreement

In the second quarter of fiscal 2021, the Company amended its asset-based credit agreement (the “Amended Credit Agreement”) among the Company, certain of the Company’s U.S. and Canadian subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Agent”), and the lenders party thereto. The Amended Credit Agreement provides for an asset-based revolving credit facility (the “ABL Facility”) with aggregate revolving commitments established at closing of $1.0 billion, including a swingline subfacility and a letter of credit subfacility. The Amended Credit Agreement has an uncommitted expansion feature which allows the borrowers to request, at any time following the delivery of an initial field exam and appraisal, an increase in aggregate revolving commitments under the ABL Facility or elect to enter into a first-in-last-out loan facility ("FILO Facility"), collectively, in an aggregate amount of up to $375.0 million, subject to certain customary conditions. The Amended Credit Agreement matures on August 9, 2026.

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

As of August 27, 2022, the Company had $550.0 million of borrowings outstanding under the ABL Facility, at a weighted average interest rate of 3.72%, and $136.4 million of outstanding letters of credit had been issued under the ABL Facility. The Company's borrowing under the ABL Facility have been and may be used for working capital, including inventory purposes, and other general corporate purposes.

The Amended Credit Agreement contains customary representations and warranties, events of default and financial, affirmative and negative covenants for facilities of this type, including but not limited to a springing financial covenant relating to a fixed charge coverage ratio, and restrictions on indebtedness, liens, investments and acquisitions, asset dispositions, restricted payments and prepayment of certain indebtedness. The Company was in compliance with all covenants related to the Amended Credit Agreement as of August 27, 2022.

On August 31, 2022, subsequent to the end of the second quarter of fiscal 2022, the Company entered into an amendment (the "Amendment") to the Amended Credit Agreement for more than $500.0 million of new additional financing commitments, including its newly expanded $1.130 billion ABL Facility, which provides for an increase of $130.0 million in aggregate revolving commitments for the time periods set forth in the Amendment, and a new $375.0 million FILO Facility (together with the ABL Facility, the "Credit Facilities"), with JPMorgan Chase Bank, N.A., as administrative agent and Sixth Street Specialty Lending, Inc., as agent and lender for the FILO Facility. The ABL Facility and FILO Facility mature on August 9, 2026 and August 31, 2027, respectively, unless required to mature earlier pursuant to the terms of the Amendment. Subsequent to the end of the second quarter of fiscal 2022, the Company borrowed an additional $175.0 million under the Credit Facilities and, as a result, total borrowings under the Credit Facilities total $725.0 million.

As of August 27, 2022 and February 26, 2022, deferred financing costs associated with the Company's ABL Facility were $6.6 million and $7.4 million, respectively, and were recorded in other assets in the Company's consolidated balance sheets.
The Company amortizes deferred financing costs for the Notes and the ABL Facility over their respective terms and such amortization is included in interest expense, net in the consolidated statements of operations. Interest expense related to the Notes and the revolving credit facilities, including the commitment fee and the amortization of deferred financing costs, was approximately $17.6 million and $16.5 million for the three months ended August 27, 2022 and August 28, 2021, respectively and $34.0 million and $32.9 million for the six months ended August 27, 2022 and August 28, 2021, respectively.

14) SHAREHOLDERS' (DEFICIT) EQUITY

The Company has authorization to make repurchases of shares of the Company’s common stock from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

Between December 2004 and April 2021, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of up to $12.950 billion of the Company’s shares of common stock. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock, restricted stock units and performance stock unit awards. Since the initial authorization in December 2004, the aggregate total of common stock repurchased is approximately 264.7 million shares for a total cost of approximately $11.729 billion. The Company had approximately $1.224 billion remaining of authorized share repurchases as of August 27, 2022.

Decisions regarding share repurchases are within the discretion of the Board of Directors, and are influenced by a number of factors, including the price of the Company's common stock, general business and economic conditions, the Company's financial condition and operating results, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. The Company's share repurchase program could change, and could be influenced by several factors, including business and market conditions, such as the impact of the COVID-19 pandemic. The Company reviews its alternatives with respect to its capital structure on an ongoing basis. Any future share repurchases will be subject to the determination of the Board of Directors, based on an evaluation of the Company's earnings, financial condition and requirements, business conditions and other factors, including the restrictions on share repurchases under the ABL Facility (see “Long-Term Debt,” Note 13).

In connection with its share repurchase program, during the six months ended August 27, 2022, the Company repurchased approximately 2.3 million shares of its common stock at a total cost of approximately $40.4 million, including fees. There were no share repurchases during the three months ended August 27, 2022 as the share repurchase program was completed in the first quarter of fiscal 2022. During the three and six months ended August 28, 2021, the Company repurchased approximately 3.4 million and 8.3 million shares, respectively, of its common stock, at a total cost of approximately $100.8 million and $231.2 million, respectively, including fees. Additionally, during the six months ended August 27, 2022, the Company repurchased approximately 0.2 million shares of its common stock, with less than 0.1 million shares repurchased during the three months ended August 27, 2022, to cover employee related taxes withheld on vested restricted stock, restricted stock unit awards and performance stock unit awards, at a total cost of approximately $0.2 million and $2.8 million, respectively, for the three and six months ended August 27, 2022. During the three and six months ended August 28, 2021, the Company repurchased approximately 0.1 million and 0.4 million shares, respectively, of its common stock, to cover employee related taxes withheld on vested restricted stock, restricted stock unit awards and performance stock unit awards, at a total cost of approximately $0.5 million and $8.8 million, respectively.

In January 2021, the Company entered into an accelerated share repurchase agreement to repurchase an aggregate $150.0 million of its common stock, subject to market conditions. This resulted in the repurchase of 5.0 million shares in the fourth quarter of fiscal 2020, and an additional 0.2 million shares received upon final settlement in the first quarter of fiscal 2021.

On August 31, 2022, subsequent to the end of the second quarter of fiscal 2022, the Company established an at the market equity distribution program (the "ATM Program") by entering into an Open Market Sale AgreementSM with Jefferies LLC, acting as sales agent for the Company, pursuant to which the Company may issue and sell, from time to time, shares of its common stock, par value $0.01 per share, in any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the ATM Program, the Company may offer and sell up to a maximum of 12 million shares of common stock. The potential proceeds from the ATM Program are expected to be used for a number of corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital or capital expenditures, acquisitions and other investments. Since the end of the fiscal second quarter, the Company has sold approximately 3.0 million shares for approximately $30.0 million of proceeds under the ATM Program.

During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. In March 2020, the Company suspended its future quarterly declarations of cash dividends as a result of the COVID-19 pandemic. During the three and six months ended August 27, 2022 total cash dividends of less than $0.1 million and $0.3 million (consisting of dividends paid on unvested shares), respectively, were paid. During the three and six months ended August 28, 2021, total cash dividends of less than $0.1 million and $0.6 million (consisting of dividends paid on restricted shares that vested in fiscal 2021), respectively, were paid. Any future quarterly cash dividend payments on its common stock will be subject to the determination by the Board of Directors, based on evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors, including the restrictions on the payment of dividends contained in the Amended Credit Agreement (see “Long-Term Debt,” Note 13).

Cash dividends, if any, are accrued as a liability on the Company’s consolidated balance sheets and recorded as a decrease to retained earnings when declared.

15) STOCK-BASED COMPENSATION

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

Stock-based compensation expense and capitalized stock-based compensation cost for the three and six months ended August 27, 2022 and August 28, 2021 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	August 27, 2022	August 28, 2021	August 27, 2022	August 28, 2021
Stock-based compensation expense:
Equity-classified share-settled awards	$9,311.1	$10,077.8	$16,433.6	$17,996.3
Liability-classified cash-settled awards	1,842.4	—	1,985.6	—
Total stock-based compensation expense	$11,153.5	$10,077.8	$18,419.2	$17,996.3

Capitalized stock-based compensation cost:
Equity-classified share-settled awards	$354.5	$271.9	$575.2	$588.2
Liability-classified cash-settled awards	114.9	—	123.4	—
Total capitalized stock-based compensation cost	$469.4	$271.9	$698.6	$588.2

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

Restricted Stock Awards

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five to seven equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock is based solely on time vesting. As of August 27, 2022, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock awards was $7.1 million, which is expected to be recognized over a weighted average period of 1.7 years.

Changes in the Company’s restricted stock awards for the six months ended August 27, 2022 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock awards, beginning of period	472	$32.38
Granted	392	4.90
Vested	(160)	39.27
Forfeited	(98)	28.98
Unvested restricted stock awards, end of period	606	$13.34
Restricted Stock Units ("RSUs")

RSUs are issued and measured at fair market value on the date of grant and generally become vested in one to three equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. RSUs are converted into shares of common stock upon vesting. RSUs granted in May of 2022 will be settled in cash, rather than in equity, upon vesting. As of August 27, 2022, unrecognized compensation expense related to the unvested portion of the Company’s share-settled RSUs was $16.5 million, which is expected to be recognized over a weighted average period of 1.6 years. As of August 27, 2022, unrecognized compensation expense related to the unvested portion of the Company’s cash-settled RSUs was $17.4 million, which is expected to be recognized over a weighted average period of 2.3 years.

Changes in the Company’s RSUs for the six months ended August 27, 2022 were as follows:

	Share-Settled		Cash-Settled
(Shares in thousands)	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units, beginning of period	2,600	$17.07	57	$23.44
Granted	117	11.79	2,145	9.19
Vested	(1,037)	14.48	(28)	10.54
Forfeited	(515)	17.22	(457)	10.52
Unvested restricted stock units, end of period	1,165	$18.78	1,717	$9.29
The liability for the cash-settled RSUs was approximately $2.3 million as of August 27, 2022, and is included in accrued expenses and other current liabilities on the consolidated balance sheet.

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

For the PSUs granted in fiscal 2019, the three-year performance-based tests based on a combination of EBIT margin and TSR were not met in the first quarter of fiscal 2022 and therefore, there was no payment of these awards following vesting.

Vesting of PSUs awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test from the date of grant, during the performance period and, assuming achievement of the performance-based test, vest at the end of the performance period noted above, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the Company’s estimate of the percentage of the award that will be achieved. The Company evaluates the estimate on these awards on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of August 27, 2022, there was $13.8 million of unrecognized compensation expense associated with these awards, which is expected to be recognized over a weighted average period of 2.2 years.

The fair value of the PSUs granted in fiscal 2022 and 2021, for which performance during the three-year period will be based on a relative three-year goal metric relative to a peer group as indicated above, was estimated on the date of the grant using a Monte Carlo simulation that uses the assumptions noted in the following table.

	Six Months Ended
Monte Carlo Simulation Assumptions	August 27, 2022	August 28, 2021
Risk Free Interest Rate	2.81%	0.28%
Expected Dividend Yield	—%	—%
Expected Volatility	54.02%	52.20%
Expected Term	3 years	3 years

Changes in the Company’s PSUs for the six months ended August 27, 2022 were as follows:

(Shares in thousands)	Number of Performance Stock Units	Weighted Average Grant-Date Fair Value
Unvested performance stock units, beginning of period	1,298	$19.55
Granted	1,096	11.31
Vested	(463)	15.47
Forfeited or performance condition adjustments	(971)	15.32
Unvested performance stock units, end of period	960	$16.39

Inducement Awards

In fiscal 2020 and 2019, the Company granted stock-based awards to certain of the Company’s new executive officers as inducements material to their commencement of employment and entry into an employment agreement with the Company. These inducement awards were approved by the Compensation Committee of the Board of Directors of the Company and did not require shareholder approval in accordance with Nasdaq Listing Rule 5635(c)(4). The Company did not grant any such awards during six months ended August 27, 2022.

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

Changes in the RSUs granted as inducement awards for the six months ended August 27, 2022 were as follows:

(Shares in thousands)	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units, beginning of period	437	$6.10
Granted	—	—
Vested	(389)	6.13
Forfeited	—	—
Unvested restricted stock units, end of period	48	$5.84

On November 4, 2019, in connection with the appointment of the Company’s former President and Chief Executive Officer, the Company also granted inducement awards consisting of 273,735 PSU awards, which are not included above. The PSUs vested over two years, based on performance goals requiring the former President and CEO to prepare and deliver to the Board of Directors key objectives and goals for the Company and the strategies and initiatives for the achievement of such objectives and goals, and the former President and CEO's provision of updates to the Board of Directors regarding achievement of such goals and objectives. Vesting of the PSUs was also subject, in general, to the former President and CEO remaining in the Company’s service through the vesting date of November 4, 2021. On November 2, 2021, the Compensation Committee of the Board of Directors determined that the performance goals established for the awards had been met, and the awards vested in full.

Other than with respect to the vesting terms described above for the inducement awards to the Company's former President and Chief Executive Officer, inducement awards are generally subject to substantially the same terms and conditions as awards that are made under the 2018 Plan.

As of August 27, 2022, unrecognized compensation expense related to the unvested portion of the Company's inducement awards was $0.9 million and is expected to be recognized over a weighted average period of 0.7 years. Each inducement award recipient must hold at least fifty percent (50%) of the after-tax shares of common stock received pursuant to the inducement awards until they have satisfied the terms of the Company’s stock ownership guidelines.

16) EARNINGS PER SHARE

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
Stock-based awards for the three and six months ended August 27, 2022 of approximately 2.0 million and 2.2 million shares, respectively, and for the three and six months ended August 28, 2021 of approximately 2.4 million and 2.9 million shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

17) SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of $2.8 million and $3.2 million in the first six months of fiscal 2022 and 2021, respectively. In addition, the Company made interest payments of approximately $33.5 million and $32.9 million in the first six months of fiscal 2022 and 2021, respectively.
In the first six months of fiscal 2022, the Company acquired property, plant and equipment of approximately $17.3 million under finance lease arrangements.

The Company recorded an accrual for capital expenditures of $59.3 million and $40.1 million as of August 27, 2022 and August 28, 2021, respectively.

The Company's accrual for dividends payable was $0.5 million and $1.1 million as of August 27, 2022 and August 28, 2021, respectively.

18) RESTRUCTURING AND TRANSFORMATION INITIATIVE EXPENSES
As of August 27, 2022 and February 26, 2022, the remaining accrual for severance and related costs related to these various initiatives was $42.7 million and $15.0 million, respectively.

Fiscal 2022 Restructuring and Transformation Initiative Expenses

The Company recorded $54.2 million and $77.3 million in its consolidated statements of operations for the three and six months ended August 27, 2022, respectively, for costs associated with restructuring and other transformation initiatives, of which a benefit of $1.2 million is included in cost of sales for the six months ended August 27, 2022. There were no restructuring and other transformation expenses included in cost of sales for the three months ended August 27, 2022. In addition, for the three and six months ended August 27, 2022, approximately $54.1 million and $78.3 million, respectively, was recorded in restructuring and transformation initiative expenses in the consolidated statements of operations, which included approximately $35.0 million of severance costs related to workforce reduction and leadership changes for both the three and six months ended August 27, 2022. The Company also recorded approximately $1.6 million and $6.8 million, respectively, of lease related and other costs and approximately $17.5 million and $36.5 million, respectively, of costs for other transformation initiatives, including technology transformation and business strategy and operating model transformation programs across core functions including merchandising, supply chain and finance for the three and six months ended August 27, 2022.

As part of the Company's ongoing business transformation, on August 31, 2022, subsequent to the end of the second quarter of fiscal 2022, the Company announced the planned closure of approximately 150 lower-producing Bed Bath & Beyond banner stores as part of its real estate and store fleet optimization. At this initial stage, a reasonable estimate of the amount or range of amounts expected to be incurred in connection with these restructuring activities, both with respect to each major type of cost associated therewith and with respect to the total cost or estimated range of total cost, cannot be made at this time.
Fiscal 2021 Restructuring and Transformation Initiative Expenses
The Company recorded $98.2 million and $179.2 million in its consolidated statements of operations for the three and six months ended August 28, 2021, respectively, for costs associated with restructuring and other transformation initiatives, of which approximately $73.7 million and $121.0 million, respectively, is included in cost of sales and was related to the Company’s initiatives to introduce certain new Owned Brand merchandise. In connection with the launch of certain Owned Brands, the Company recorded this cost of sales adjustment to reduce inventory that will be removed from the product assortment as part of these introductions to its estimated realizable value. In addition to this charge, approximately $24.5 million and $58.2 million, respectively, is included in restructuring and transformation initiative expenses in the consolidated statements of operations and related to the following:

•Store Closures. During the three and six months ended August 28, 2021, the Company closed 5 and 21 Bed Bath & Beyond stores, respectively, as part of its store network optimization program and included the closure of 207 mostly Bed Bath & Beyond through the end of fiscal 2021 (including the 144 stores closed in fiscal 2020). For the three and six months ended August 28, 2021, the Company recorded costs associated with planned store closures for which the store closing process has commenced of approximately $2.6 million and $21.4 million, respectively, consisting of lease-related and other costs.
•Other transformation initiatives. $21.9 million and $36.8 million, respectively, related to other transformation initiatives, including technology transformation and business strategy and operating model transformation programs across core functions including merchandising, supply chain and finance.

19) COMMITMENTS AND CONTINGENCIES

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

After a mediation held in August 2021, a settlement in principle was reached between the Company and lead plaintiff in the Securities Class Action. The settlement has been executed and was preliminarily approved by the New Jersey Federal Court in February 2022. The court granted final approval to the settlement and dismissed the Securities Class Action on June 2, 2022. The Company had previously recorded a liability for the Securities Class Action, based on the agreed settlement amount and insurance coverage available and this amount was paid by the insurance company in the second fiscal quarter of 2022.

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

The derivative cases were not included in the August 2021 settlement referred to above, but after mediation, a settlement in principle was reached in the first quarter of fiscal 2022. The settlement has been executed and was preliminarily approved by the New York State Court in June 2022. The court granted final approval to the settlement on September 21, 2022.

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

On August 23, 2022, a putative securities class action and shareholder derivative action was filed against the Company, Gustavo Arnal (the Company's former Chief Financial Officer), and certain third parties in the United States District Court for the District of Columbia. The case, which is captioned Si v. Bed Bath & Beyond Corp., et al., Case No. 2:22-cv-02541, asserts claims of breach of fiduciary duty, negligent misrepresentation, and violations of §§ 10(b) and 20(a) of the Exchange Act on behalf of a putative class of purchasers of our securities from March 25, 2022 through August 18, 2022. The Complaint alleges that certain of our disclosures about the Company's revenue and proposed divestments, as well as other disclosures made by certain of our investors about their holdings, during the putative class period were materially false or misleading. The Company is in the early stages of evaluating the complaint, but based on current knowledge the Company believes the claims are without merit.

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

Business Transformation and Restructuring

In the second quarter of fiscal 2022, we have begun to undertake significant changes to transform our business and adapt to the dynamic retail environment and the evolving needs of our customers in order to position ourselves for long-term success. In 2022, the Company has realigned its management team, which is being led by our Interim Chief Executive Officer, Sue Gove, who was appointed in June 2022, to execute on strategic priorities and changes. These strategic priorities and changes are focused on driving an omni-always, customer-inspired strategy to re-establish our authority in the Home, Baby, Beauty & Wellness markets. We have created a more focused portfolio through the divestiture of non-core assets and continue to focus on key actions such as corporate restructurings and operating expense control to re-set our cost structure and support our ongoing business transformation.

We are focused on implementing strategic changes to regain our authority in the market as the destination for customers, with the products they want and the experiences they seek across our core banners (Bed Bath & Beyond, buybuy BABY, and Harmon) in an enterprise-wide plan to accelerate our omni-channel transformation. In conjunction with these changes, in the second quarter of fiscal 2022, the Company created Brand President roles for Bed Bath & Beyond and BABY to lead the teams focused on merchandising, planning, brand marketing, site merchandising and stores for each banner. Our strategy is underpinned by five key pillars of strategic focus and investment: product, price, promise, place and people. Through this approach, we are bringing back more of our customers' favorite national brands and products while leveraging value and promotion and will be building stronger relationships with customers through programs such as Welcome Rewards™.

On August 31, 2022, subsequent to the end of the second quarter of fiscal 2022, we announced that we would be reducing the number of our Owned Brands by discontinuing three of our nine labels (Haven™, Wild Sage™ and Studio 3B™) We expect that the breadth and depth of inventory across our six remaining Owned Brands (Simply Essential™, Nestwell™, Our Table™, Squared Away™, H for Happy™ and Everhome™) will be reduced to approximately 30%, which will allow us to rebalance our inventory and bring back popular national brands and introduce new, emerging direct-to-consumer brands.

In addition, we have begun to implement significant SG&A reductions to right-size our cost structure and our store fleet. Key components of these reductions include:

•Reduction in SG&A by focusing on immediate priorities of merchandising, inventory, and traffic to align with changes in our store footprint, lower Owned Brands development and support, and deferral of longer-term strategic initiatives. Also, we have had a reduction in force, including an approximately 20% reduction across corporate and supply chain.
•Reduction in planned capital expenditures from $400 million to $250 million in fiscal 2022, which is expected to provide sufficient strategic investments in technology, digital capabilities and offerings, and store maintenance.
•The planned closure of approximately 150 lower-producing Bed Bath & Beyond banner stores.

The Company recorded $54.2 million and $77.3 million in its consolidated statements of operations for the three and six months ended August 27, 2022, respectively, for costs associated with restructuring and other transformation initiatives, of which a benefit of $1.2 million is included in cost of sales for the six months ended August 27, 2022. There were no restructuring and other transformation expenses included in cost of sales for the three months ended August 27, 2022. In addition, for the three and six months ended August 27, 2022, approximately $54.1 million and $78.3 million, respectively, is recorded in restructuring and transformation initiative expenses, which included $35.0 million of severance costs related to workforce reduction and leadership changes for both the three and six months ended August 27, 2022. The Company also recorded approximately $1.6 million and $6.8 million, respectively, of lease related and other costs and approximately $17.5 million and $36.5 million, respectively, of costs and other transformation initiatives, including technology transformation and business strategy and operating model transformation programs across core functions including merchandising, supply chain and finance for the three and six months ended August 27, 2022.

Executive Summary

The following represents a summary of key financial results and related business developments for the periods indicated:

•Net sales for the three months ended August 27, 2022 were $1.437 billion, a decrease of approximately 27.6% as compared with the three months ended August 28, 2021. Net sales for the six months ended August 27, 2022 were $2.900 billion, a decrease of approximately 26.4% as compared with the six months ended August 28, 2021.
•Comparable sales* for the three and six months ended August 27, 2022 decreased by approximately 26.0% and 24.0%, respectively.
* See “Results of Operations – Net Sales” in this Management’s Discussion and Analysis for the definition and further information related to Comparable Sales.

•Net loss for the three months ended August 27, 2022 was $366.2 million, or 4.59 per diluted share, compared with net loss of $73.2 million, or $0.72 per diluted share, for the three months ended August 28, 2021. Net loss for the three months ended August 27, 2022 included a net unfavorable impact of $1.37 per diluted share associated with restructuring and other transformation initiatives and non-cash impairment charges. Net loss for the three months ended August 28, 2021 included a net unfavorable impact of $0.76 per diluted share associated with non-cash impairment charges, charges associated with restructuring program and transformation initiatives, loss on sale of business, and loss on extinguishment of debt, partially offset by a gain on the sale of property, as well as the associated tax effects.
•Net loss for the six months ended August 27, 2022 was $723.8 million, or $9.09 per diluted share, compared with net loss of $124.1 million, or $1.19 per diluted share, for the six months ended August 28, 2021. Net loss for the six months ended August 27, 2022 included a net unfavorable impact of $2.39 per diluted share associated with inventory markdown reserves and supply chain-related port fees, restructuring and other transformation initiatives, and non-cash impairment charges. Net loss for the six months ended August 28, 2021 included a net unfavorable impact of $1.27 per diluted share associated with non-cash impairment charges, charges associated with restructuring program and transformation initiatives, loss on sale of business, and loss on extinguishment of debt, partially offset by a gain on the sale of property, as well as the associated tax effects.

•In connection with our restructuring and transformation initiatives, during the three and six months ended August 27, 2022, we recorded total expenses of $54.2 million and $77.3 million, respectively, including a benefit of $1.2 million for the six months ended August 27, 2022 in cost of sales. There were no restructuring and other transformation expenses included in cost of sales for the three months ended August 27, 2022. In addition, approximately $54.1 million and $78.3 million, respectively, is recorded in restructuring and transformation initiative expenses in the consolidated statement of operations, as well as $55.5 million and $82.2 million, respectively, of impairments.

•During the six months ended August 27, 2022, we launched certain key initiatives, including:

•Product Initiatives. The following key product initiatives launched in the first quarter of fiscal 2022:
◦Our Bed Bath & Beyond banner kicked off Back-to-College season with its “Decision Day” campaign, helping college-bound students and their parents prepare for the transition to a campus residence with the products and services needed to create a comfortable, functional, personalized, and happy home away from home.
◦Our buybuy BABY banner expanded its assortment through an exclusive retail partnership with Primary, a leading direct to consumer gender-neutral children’s clothing brand, and expanded its “buzzworthy brands” portfolio of parent-founded brands with the introduction of Ahimsa, Monica + Andy, Gro To, Ready.Set.Food!, Snuggle Me Organic and Waterful Baby Wipes products in select stores and buybuybaby.com. Both of these initiatives build on the “welcome to parenthood” initiative launched in fiscal 2021.
•Strategic Collaboration with The Kroger Co. As part of our strategic collaboration with The Kroger Co. in April 2022, we announced the launch of our e-commerce collaboration with Kroger Co. to directly offer Kroger customers an extensive selection of the most sought-after goods for the Home & Baby products carried by the Bed Bath & Beyond and buybuy BABY banners through Kroger.com. A small-scale physical store pilot at select Kroger Family of Companies stores commenced in the second quarter of fiscal 2022.
•Welcome Rewards™. The Company plans to leverage its recently introduced, cross-banner loyalty program, Welcome Rewards™ to drive traffic, sales, and customer retention. Welcome Rewards™ brings valuable savings, more benefits, and special perks to customers who shop online and in stores nationwide at Bed Bath & Beyond, buybuy BABY, and Harmon. Customers earn and redeem points across the retail banners with every purchase.

•During fiscal 2021, we announced plans to complete our $1 billion three-year repurchase plan by the end of fiscal 2021, which was two years ahead of schedule and resulted in the repurchase of $950.0 million of shares under this plan as of February 26, 2022. During the first quarter of fiscal 2022, we completed this program, repurchasing approximately 2.3 million shares of our common stock under the share repurchase plan approved by our Board of Directors, at a total cost of approximately $40.4 million.

Impact of the COVID-19 Pandemic
The COVID-19 pandemic continues to present potential disruptions to our business. As the COVID-19 pandemic evolves, national and local governments in regions in which we operate have enacted various measures, including travel restrictions, restrictions on events and gatherings, temporary closure of non-essential businesses, “social distancing” requirements, vaccine and mask mandates and various other requirements designed to slow the spread of COVID-19. While many of these measures have been eased, the extent, severity and overall duration of the COVID-19 pandemic, including its phases of resurgence and the introduction of new variants, some of which may be more transmissible or virulent, are unknown, and COVID-19 has had, and may continue to have, a material adverse effect, on our business. The full extent of the impact of the COVID-19 pandemic on our business, financial position, and results of operations will depend on future developments, many of which are outside of our control, including the duration and spread of the COVID-19 pandemic, the emergence of variant strains, the availability, adoption, and effectiveness of the COVID-19 vaccines and COVID-19 testing, and government actions, which are uncertain and cannot be predicted.

Further discussion of the risks and uncertainties posed by the COVID-19 pandemic is included in “Risk Factors” under Part I, Item 1A of our 2021 Form 10-K.

Results of Operations
Net Sales

	Three Months Ended				Six Months Ended
(in millions)	August 27, 2022	August 28, 2021	Change		August 27, 2022	August 28, 2021	Change
Net sales	$1,437.0	$1,984.7	$(547.7)	(27.6)%	$2,900.4	$3,938.5	$(1,038.1)	(26.4)%
Net sales for the three months ended August 27, 2022 were $1.437 billion, a decrease of $547.7 million, or approximately 27.6%, compared with net sales of $1.985 billion for the three months ended August 28, 2021. Net sales for the six months ended August 27, 2022 were $2.900 billion, a decrease of $1.038 billion, or approximately 26.4%, compared with net sales of $3.939 billion for the six months ended August 28, 2021. The decrease in net sales for the three and six months ended August 27, 2022 was primarily due to the decrease in comparable sales, which were negatively impacted by continued downward trends in customer traffic reflective of consumer spending patterns and demand, lack of inventory availability and assortment in key product areas, as well as the effect of the closure of certain stores in fiscal 2021 in connection with our store fleet optimization project.
Sales consummated on a mobile device while physically in a store location and BOPIS orders are recorded as customer facing digital channel sales. Customer orders taken in-store by an associate through The Beyond Store, our proprietary, web-based platform, are recorded as in-store sales. Prior to implementation of BOPIS and contactless Curbside Pickup services, customer orders reserved online and picked up in a store were recorded as in-store sales. Sales originally consummated from customer facing digital channels and subsequently returned in-store are recorded as a reduction of in-store sales. Net sales consummated through digital channels represented approximately 37.0% and 39.0% of our sales for the three and six months ended August 27, 2022, respectively, compared with approximately 34.0% and 36.0% of our sales for the three and six months ended August 28, 2021, respectively.
Comparable sales* for the three and six months ended August 27, 2022 decreased by approximately 26.0% and 24.0%, respectively. Management attributes a portion of this decline to the impact of lower traffic due to macro-economic factors, such as steep inflation, and fluctuations in purchasing patterns of the consumer. Also contributing to the comparable sales decline was the lack of inventory availability and assortment in key product areas, due in part to supply chain challenges.
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
Sales of domestics merchandise and home furnishings accounted for approximately 37.9% and 62.1% of net sales, respectively, for the three months ended August 27, 2022, and approximately 39.8% and 60.2% of net sales, respectively, for the three months ended August 28, 2021. Sales of domestics merchandise and home furnishings accounted for approximately 36.6% and 63.4% of net sales, respectively, for the six months ended August 27, 2022, and approximately 38.9% and 61.1% of net sales, respectively, for the six months ended August 28, 2021.

Gross Profit

	Three Months Ended				Six Months Ended
(in millions)	August 27, 2022	August 28, 2021	Change		August 27, 2022	August 28, 2021	Change
Gross profit	$398.3	$601.1	$(202.8)	(33.7)%	$747.6	$1,234.8	$(487.2)	(39.5)%

Gross margin	27.7%	30.3%	(2.6)%	(8.6)%	25.8%	31.4%	(5.6)%	(17.8)%

Gross profit for the three months ended August 27, 2022 was $398.3 million, or 27.7% of net sales, compared with $601.1 million, or 30.3% of net sales, for the three months ended August 28, 2021. Gross profit for the six months ended August 27, 2022 was $747.6 million, or 25.8% of net sales, compared with $1.235 billion, or 31.4% of net sales, for the six months ended August 28, 2021. Gross profit margin as a percentage of net sales for the three months ended August 27, 2022 includes the unfavorable impact of the acceleration of inventory clearance activity resulting from actions taken to rebalance inventory levels in response to consumer trends and transient supply chain-related port fees, partially offset by higher product margin due to the continuation of greater Owned Brand levels within our assortment.

Gross profit margin as a percentage of net sales for the six months ended August 27, 2022 includes $91.6 million, associated with the markdown of inventory being removed from our assortment in connection with clearance of certain Owned Brands merchandise and the acceleration of inventory clearance activity resulting from actions taken to rebalance inventory levels in response to consumer trends as well as the impact of transient supply chain-related port fees, partially offset by higher product margin due to the continuation of greater Owned Brand levels within our assortment.

Gross profit for the three and six months ended August 27, 2022 also includes higher freight expenses, both for inbound product shipments and direct-to-customer fulfillment and in part due to industry wide, global supply chain challenges, compared with the prior year.

Selling, General and Administrative Expenses

	Three Months Ended				Six Months Ended
(in millions)	August 27, 2022	August 28, 2021	Change		August 27, 2022	August 28, 2021	Change
Selling, general and administrative expenses ("SG&A")	$634.9	$653.0	$(18.1)	(2.8)%	$1,272.4	$1,311.7	$(39.3)	(3.0)%

SG&A as a percentage of net sales	44.2%	32.9%	11.3%	34.3%	43.9%	33.3%	10.6%	31.8%

SG&A for the three months ended August 27, 2022 was $634.9 million, or 44.2% of net sales, compared with $653.0 million, or 32.9% of net sales, for the three months ended August 28, 2021. SG&A for the six months ended August 27, 2022 was $1.272 billion, or 43.9% of net sales, compared with $1.312 billion, or 33.3% of net sales, for the six months ended August 28, 2021. The decrease in SG&A for the three and six months ended August 27, 2022 compared with the three and six months ended August 28, 2021 was primarily attributable to the Company's cost reduction initiatives, primarily a decrease in payroll and payroll-related expenses, and lower rent and occupancy expenses due to a lower store base as a result of the Company's fleet optimization program in fiscal 2021. These cost reductions were partially offset by higher marketing spend. The increase in SG&A as a percentage of net sales for the three and six months ended August 27, 2022 was primarily due to the impact of de-leveraging of SG&A due to the declines in net sales noted above.

Impairments

Impairments for the three and six months ended August 27, 2022 were $55.5 million and $82.2 million, respectively, compared with $7.6 million and $16.7 million, respectively, during the comparable periods last year. Impairment charges for the three months ended August 27, 2022 and August 28, 2021 included $55.5 million and $7.0 million, respectively, relating to certain store-level assets (including leasehold improvements and operating lease assets) and tradename impairments of $0.6 million for three months ended August 28, 2021. There were no tradename impairment charges for three months ended August 27, 2022. Impairment charges for the six months ended August 27, 2022 and August 28, 2021 included $79.3 million and $14.0 million, respectively, relating to certain store-level assets (including leasehold improvements and operating lease assets) and tradename impairments of $2.9 million and $2.7 million, respectively.

Restructuring and Transformation Initiative Expenses

During the three and six months ended August 27, 2022, restructuring and transformation initiative expenses were $54.1 million and $78.3 million, respectively, which included $35.0 million of severance costs for workforce reduction and leadership changes for both the three and six months ended August 27, 2022. The Company also recorded approximately $1.6 million and $6.8 million, respectively, of lease related and other costs and approximately $17.5 million and $36.5 million, respectively, of costs in connection with our technology transformation and business strategy and operating model transformation programs across core functions, including merchandising, supply chain, and finance for the three and six months ended August 27, 2022. During the three and six months ended August 28, 2021, restructuring and transformation initiative expenses were $24.5 million and $58.2 million, respectively, primarily related to costs recorded in connection with the store network optimization program as well as costs associated with other transformation initiatives (see “Restructuring and Transformation Initiative Expenses,” Note 18 to the accompanying consolidated financial statements).

Loss on Sale of Businesses

During the three and six months ended August 28, 2021, we recognized a loss of approximately $0.1 million and $4.1 million, respectively, associated with certain working capital and other adjustments related to the divestiture of certain banners in fiscal 2020.

Operating Loss

	Three Months Ended				Six Months Ended
(in millions)	August 27, 2022	August 28, 2021	Change		August 27, 2022	August 28, 2021	Change
Operating Loss	$(346.2)	$(84.1)	$(262.1)	311.7%	$(685.4)	$(156.0)	$(529.4)	339.4%

As a percentage of net sales	(24.1)%	(4.2)%	(19.9)%	473.8%	(23.6)%	(4.0)%	(19.6)%	490.0%

For the three months ended August 27, 2022, operating loss was $346.2 million, or 24.1% of net sales, compared with an operating loss of $84.1 million, or 4.2% of net sales, for the three months ended August 28, 2021. Operating loss for the three months ended August 27, 2022 included the unfavorable impact of the acceleration of inventory clearance activity resulting from actions taken to rebalance inventory levels in response to consumer trends and transient supply chain-related port fees, $54.1 million associated with restructuring and other transformation initiatives, and $55.5 million for non-cash impairment charges (each as discussed above or below). The change in operating loss as a percentage of net sales for three months ended August 27, 2022 was primarily due to the decline in gross margin, as discussed above, as well as higher restructuring and transformation initiative expenses and higher impairment charges compared to the three months ended August 28, 2021.

For the six months ended August 27, 2022, operating loss was $685.4 million, or 23.6% of net sales, compared with an operating loss of $156.0 million, or 4.0% of net sales, for the six months ended August 28, 2021. Operating loss for the six months ended August 27, 2022 included the impact of $91.6 million related to inventory markdown reserves, the acceleration of inventory clearance activity resulting from actions taken to rebalance inventory levels in response to consumer trends and transient supply chain-related port fees, $78.3 million associated with restructuring and other transformation initiatives, and $82.2 million for non-cash impairment charges (each as discussed above). The change in operating loss as a percentage of net sales for six months ended August 27, 2022 was primarily due to the decline in gross margin, as discussed above, as well as higher restructuring and transformation initiative expenses and higher impairment charges compared to the six months ended August 28, 2021.

Interest Expense, net

Interest expense, net for the three and six months ended August 27, 2022 was $18.6 million and $35.1 million, respectively, compared with $16.1 million and $32.1 million, respectively, for the three and six months ended August 28, 2021. Interest expense, net includes interest costs attributable to our revolving credit facilities and our senior unsecured notes.

Income Taxes

The effective tax rate for the three and six months ended August 27, 2022 was (0.4)% and (0.5)%, respectively, compared with 27.0% and 34.2%, respectively, for the three and six months ended August 28, 2021. For the three and six months ended August 27, 2022, the effective tax rate reflects the impact of continuing to record a valuation allowance against the Company’s U.S. federal and state deferred tax assets (discussed below). For the three and six months ended August 28, 2021, the effective tax rate reflects the impact of charges for restructuring and transformation initiatives, as well as a benefit under the provisions of the CARES Act, to a year in which the tax rate was 35%.

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

In the third quarter of fiscal 2021, we concluded that, based on our evaluation of available objective positive and negative evidence, it was no longer more likely than not that our net U.S. federal and state deferred tax assets were recoverable. In assessing the realizability of deferred tax assets, the key assumptions used to determine positive and negative evidence included our cumulative loss before income taxes for the past three years, current trends related to actual taxable earnings or losses, and expected future reversals of existing taxable temporary differences, as well as timing and the cost of our transformation initiatives and their expected associated benefits. Accordingly, in the third quarter of fiscal 2021, we recorded a valuation allowance against substantially all of our net U.S. federal and state deferred tax assets.

During the three and six months ended August 27, 2022, we concluded that it continues to not be more likely than not that our net U.S. federal and state deferred tax assets are recoverable, and have recorded a valuation allowance against any deferred tax assets generated in the quarter. As of August 27, 2022, the total valuation allowance relative to U.S. federal and state deferred tax assets was $224.3 million.

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

Net Loss

As a result of the factors described above, net loss for the three months ended August 27, 2022 was $366.2 million, or $4.59 per diluted share, compared with net loss of $73.2 million, or $0.72 per diluted share, for the three months ended August 28, 2021. Net loss for the three months ended August 27, 2022 included a net unfavorable impact of $1.37 per diluted share associated with charges for restructuring and other transformation initiatives, and non-cash impairment charges (each as discussed above), as well as the associated tax effects. Net loss for the three months ended August 28, 2021 included a net unfavorable impact of $0.76 per diluted share associated with non-cash impairment charges, charges associated with restructuring program and transformation initiatives, loss on sale of business, and loss on extinguishment of debt, partially offset by a gain on the sale of property (each as discussed above), as well as the associated tax effects.

As a result of the factors described above, net loss for the six months ended August 27, 2022 was $723.8 million, or $9.09 per diluted share, compared with net loss of $124.1 million, or $1.19 per diluted share, for the six months ended August 28, 2021. Net loss for the six months ended August 27, 2022 included a net unfavorable impact of $2.39 per diluted share associated with inventory markdown reserves, the acceleration of inventory clearance activity and transient supply chain-related port fees, restructuring and other transformation initiatives, and non-cash impairment charges (each as discussed above), as well as the associated tax effects. Net loss for the six months ended August 28, 2021 included a net unfavorable impact of $1.27 per diluted share associated with non-cash impairment charges, charges associated with restructuring program and transformation initiatives, loss on sale of business, and loss on extinguishment of debt, partially offset by a gain on the sale of property, (each as discussed above), as well as the associated tax effects.

Liquidity and Capital Resources

We had cash, cash equivalents and restricted cash of $166.7 million as of August 27, 2022, a decrease of approximately $304.2 million as compared with February 26, 2022, driven by working capital investments in inventory, as well as $226.5 million in capital expenditures and $43.2 million in share repurchases, partially offset by borrowings under our ABL Facility of $550.0 million and net cash used in operating activities of $582.4 million for the six months ended August 27, 2022. As of August 27, 2022, we had approximately $315.0 million of available borrowing capacity under its ABL Facility. Subsequent to the end of the second quarter of fiscal 2022, we entered into an amendment, which expanded its ABL Facility to $1.130 billion and entered into a new FILO Facility of $375.0 million (see "Long-Term Debt", Note 13). As of the end of fiscal September 2022, our current available borrowing capacity was approximately $690.0 million.

We are required to perform a two-step analysis of our ability to continue as a going concern. It must first evaluate whether there are conditions and events that raise substantial doubt about our ability to continue as a going concern (Step 1). If we conclude that substantial doubt is raised, it is also required to consider whether our plans alleviate that doubt (Step 2).

Management’s assessment included the preparation of cash flow forecasts. Management has implemented or expects to implement various strategic actions including permanently closing stores that are deemed to be performing below expectations, reducing its workforce, deferring or eliminating certain capital expenditures and reducing other operating expenses to ensure alignment with customer demand and its go-forward strategy.

We believe that available cash and cash equivalents, the cash provided by future operating activities, and availability under its recently increased ABL credit facility and its new FILO credit facility should enable us to meet presently anticipated cash needs for at least the next 12 months after the date that the financial statements are issued. If we encounter unforeseen circumstances that place further constraints on its capital resources, management will be required to take various additional measures to conserve liquidity, which could include, but not necessarily be limited to, reducing capital expenditures, and controlling overhead expenses. Management cannot provide any assurance that our efforts will be successful. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

We have the ability to continue to borrow under our ABL Facility, subject to customary conditions, including no default, the accuracy of representations and warranties, and borrowing base availability. The ABL Facility matures on August 9, 2026. Our ability to borrow under the ABL Facility is based upon a specified borrowing base consisting of a percentage of our eligible inventory and credit card receivables as defined in the ABL Facility, net of applicable reserves (see “Long-Term Debt,” Note 13 to the accompanying consolidated financial statements).

In addition, on August 31, 2022, subsequent to the end of the second quarter of fiscal 2022, we established an at the market equity distribution program (the "ATM Program") (see “Shareholders' (Deficit) Equity,” Note 14 to the accompanying consolidated financial statements), under which we may offer and sell up to a maximum of 12 million shares of common stock. The potential proceeds from the ATM Program are expected to be used for a number of corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital or capital expenditures, acquisitions and other investments. Since the end of the fiscal second quarter, we have sold approximately 3.0 million shares for approximately $30.0 million of proceeds under the ATM Program.

We are considering liability management transactions with particular focus on the 2024 bonds. Transactions could be launched in the third quarter of fiscal 2022 and could include offers to exchange our current debt for new longer tenured debt or equity at exchange ratios related to the then-current value of the current debt. However, the transactions could take other forms or might not be launched at all.

Capital Expenditures

Capital expenditures for the six months ended August 27, 2022 were $226.5 million, and for fiscal 2022 are projected to be approximately $250 million. Our capital expenditures are related to digital and omni-channel capabilities, store remodels and investments in technology across a number of areas including supply chain, merchandising, and finance.

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

Stock Repurchases

During the three and six months ended August 27, 2022, we repurchased less than 0.1 million and approximately 2.5 million shares, respectively, of our common stock, at a total cost of approximately $0.2 million and $43.2 million, respectively. For the six months ended August 27, 2022, the stock repurchases included approximately 2.3 million shares at a total cost of approximately $40.4 million, repurchased under our share repurchase programs as authorized by our Board of Directors, which was completed in the first quarter of fiscal 2022.

During the three and six months ended August 28, 2021, we repurchased approximately 3.5 million and 8.7 million shares, respectively, of our common stock, at a total cost of approximately $101.3 million and $240.0 million, respectively, which included approximately 3.4 million and 8.3 million shares, respectively, at a total cost of approximately $100.8 million and $231.2 million, respectively, repurchased under our share repurchase programs as authorized by our Board of Directors.

Additionally, during the three and six months ended August 27, 2022, we repurchased less than 0.1 million and approximately 0.2 million shares, respectively, of our common stock, to cover employee related taxes withheld on vested restricted stock, restricted stock unit awards, and performance stock unit awards at a total cost of approximately $0.2 million and $2.8 million, respectively. During the three and six months ended August 28, 2021, we repurchased approximately 0.1 million and 0.4 million shares, respectively, of our common stock, to cover employee related taxes withheld on vested restricted stock, restricted stock unit awards, and performance stock unit awards at a total cost of approximately $0.5 million and $8.8 million, respectively.

During fiscal 2021, we announced that we intended to complete our $1 billion three-year share repurchase plan by the end of fiscal 2021, two years ahead of schedule. During the first quarter of fiscal 2022, we completed this program, repurchasing approximately 2.3 million shares of our common stock.

In January 2021, we entered into an accelerated share repurchase agreement to repurchase an aggregate $150.0 million of our common stock, subject to market conditions. This resulted in the repurchase of 5.0 million shares in the fourth quarter of fiscal 2020, and an additional 0.2 million shares received upon final settlement in the first quarter of fiscal 2021.

Between December 2004 and April 2021, our Board of Directors authorized, through several share repurchase programs, the repurchase of up to $12.950 billion of our shares of common stock. We also acquire shares of our common stock to cover employee related taxes withheld on vested restricted stock, restricted stock units and performance stock unit awards. Since the initial authorization in December 2004, the aggregate total of common stock repurchased is approximately 264.7 million shares for a total cost of approximately $11.7 billion. We had approximately $1.2 billion remaining of authorized share repurchases as of August 27, 2022.

Decisions regarding share repurchases are within the discretion of the Board of Directors, and are influenced by a number of factors, including the price of our common stock, general business and economic conditions, our financial condition and operating results, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. Our share repurchase program could change, and could be influenced by several factors, including business and market conditions, such as the impact of the COVID-19 pandemic on our business operations or stock price. We review our alternatives with respect to its capital structure on an ongoing basis. Any future share repurchases will be subject to the determination of the Board of Directors, based on an evaluation of our earnings, financial condition and requirements, business conditions and other factors, including the restrictions on share repurchases under the ABL Facility (see “Long-Term Debt,” Note 13 to the accompanying consolidated financial statements). We do not currently have plans to engage in stock repurchases as this time.

Debt Repurchases

There were no debt repurchases made during the three and six months ended August 27, 2022. During the three and six months ended August 28, 2021, we purchased approximately $3.1 million and $11.0 million, respectively, aggregate principal amount of our outstanding 3.749% senior unsecured notes due August 1, 2024.

Cash Flow

Fiscal 2022 compared with Fiscal 2021

Net cash used in operating activities for the six months ended August 27, 2022 was $582.4 million, compared with net cash provided by operating activities of $46.0 million in the corresponding period in fiscal 2021. The year-over-year change in operating cash flow was primarily due to higher net loss, adjusted for non-cash expense, which included the impact of higher impairments in fiscal 2022, as well as investments in inventory as a result of lower than anticipated sales, partially offset by a decrease in accrued expenses and other current liabilities.

Retail inventory, which includes inventory in our distribution facilities for direct to customer shipments, was approximately $1.576 billion at August 27, 2022, a decrease of 8.6% compared with retail inventory at February 26, 2022. We continue to focus on our inventory optimization strategies.

Net cash used in investing activities for the six months ended August 27, 2022 was $226.5 million, compared with net cash used in investing activities of $174.5 million in the corresponding period of fiscal 2021. For the six months ended August 27, 2022, net cash used in investing activities included $226.5 million of capital expenditures. For the six months ended August 28, 2021, net cash used in investing activities was comprised of $149.5 million of capital expenditures and $30.0 million of purchases of held-to-maturity investment securities, partially offset by $5.0 million in proceeds from the sale of property.

Net cash provided by financing activities for the six months ended August 27, 2022 was $505.6 million, compared with net cash used in financing activities of $255.4 million in the corresponding period of fiscal 2021. Net cash provided by financing activities in the six months ended August 27, 2022 was comprised of $550.0 million of borrowings under the ABL Facility, offset by repurchases of common stock of $43.2 million, of which $40.4 million is related to our share repurchase program, repayments of finance leases of $0.8 million and dividend payments of $0.3 million. Net cash used in financing activities in the six months ended August 28, 2021 was comprised of repurchases of our common stock of $240.0 million, of which $231.2 million is related to the Company's share repurchase program, repayments of long-term debt of $11.4 million, payments of deferred financing costs of $3.4 million and dividend payments of $0.6 million.

Seasonality

Our business is subject to seasonal influences. Generally, our sales volumes are higher in the calendar months of August, November and December, and lower in September and October.

Critical Accounting Policies

See "Critical Accounting Policies" under Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 26, 2022 ("2021 Form 10-K"), filed with the Securities and Exchange Commission ("SEC").

Forward-Looking Statements

This Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934 including, but not limited to, our progress and anticipated progress towards our long-term objectives, as well as more generally the status of our future liquidity and financial condition and our outlook for our 2022 fiscal year. Many of these forward-looking statements can be identified by use of words such as may, will, expect, anticipate, approximate, estimate, assume, continue, model, project, plan, goal, preliminary, and similar words and phrases, although the absence of those words does not necessarily mean that statements are not forward-looking. Our actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: general economic conditions including the recent supply chain disruptions, labor shortages, wage pressures, rising inflation and the ongoing military conflict between Russia and Ukraine; challenges related to our relationships with our suppliers, including the failure of our suppliers to supply us with the necessary volume and type of products; the impact of cost-saving measures; our inability to generate sufficient cash to service all of our indebtedness or our ability to access additional capital; our inability to complete our expected credit financings; changes to our credit rating or the terms on which vendors or others will provide us credit; the impact of strategic changes, including the reaction of customers to such changes; a challenging overall macroeconomic environment and a highly competitive retailing environment; risks associated with the ongoing COVID-19 pandemic and the governmental responses to it, including its impacts across our businesses on demand and operations, as well as on the operations of our suppliers and other business partners, and the effectiveness of our and governmental actions taken in response to these risks; changing consumer preferences, spending habits and demographics; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by us; challenges in executing our omni-channel and transformation strategy, including our ability to establish and profitably maintain the appropriate mix of digital and physical presence in the markets we serve; our ability to successfully execute our store fleet optimization strategies, including our ability to achieve anticipated cost savings and to not exceed anticipated costs; our ability to execute on any additional strategic transactions and realize the benefits of any acquisitions, partnerships, investments or divestitures; disruptions to our information technology systems, including but not limited to security breaches of systems protecting consumer and employee information or other types of cybercrimes or cybersecurity attacks; damage to our reputation in any aspect of our operations; the cost of labor, merchandise, logistical costs and other costs and expenses; potential supply chain disruption due to trade restrictions or otherwise, and other factors such as natural disasters, pandemics, including the COVID-19 pandemic, political instability, labor disturbances, product recalls, financial or operational instability of suppliers or carriers, and other items; inflation and the related increases in costs of materials, labor and other costs; inefficient management of relationships and dependencies on third-party service providers; our ability to attract and retain qualified employees in all areas of the organization; unusual weather patterns and natural disasters, including the impact of climate change; uncertainty and disruptions in financial markets; volatility in the price of our common stock and its effect, and the effect of other factors, including the COVID-19 pandemic, on our capital allocation strategy; changes to statutory, regulatory and other legal requirements or deemed noncompliance with such requirements; changes to accounting rules, regulations and tax laws, or new interpretations of existing accounting standards or tax laws; new, or developments in existing, litigation, claims or assessments; and a failure of our business partners to adhere to appropriate laws, regulations or standards. Except as required by law, we do not undertake any obligation to update our forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment securities and the ABL Facility. Our market risks at August 27, 2022 are similar to those disclosed in Item 7A of our 2021 Form 10-K.

As of August 27, 2022, our investments include cash and cash equivalents of approximately $135.3 million, restricted cash of $31.4 million, and long-term investments in auction rate securities of approximately $19.3 million at weighted average interest rates of 1.42%, 0.05%, and 1.31%, respectively. The book value of these investments is representative of their fair values.

Our senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of August 27, 2022, the fair value of the senior unsecured notes was $254.3 million, which is based on quoted prices in active markets, compared with the carrying value of approximately $1.184 billion. As of August 27, 2022, the carrying amount of the ABL Facility approximates fair value as interest charged is based on the current market rate.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of August 27, 2022 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

After a mediation held in August 2021, a settlement in principle was reached between the Company and lead plaintiff in the Securities Class Action. The settlement has been executed and was preliminarily approved by the New Jersey Federal Court in February 2022. The court granted final approval to the settlement and dismissed the Securities Class Action on June 2, 2022. The Company had previously recorded a liability for the Securities Class Action, based on the agreed settlement amount and insurance coverage available and this amount was paid by the insurance company in the second fiscal quarter of 2022.

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

The derivative cases were not included in the August 2021 settlement referred to above, but after mediation, a settlement in principle was reached in the first quarter of fiscal 2022. The settlement has been executed and was preliminarily approved by the New York State Court in June 2022. The court granted final approval to the settlement on September 21, 2022.

On August 23, 2022, a putative securities class action and shareholder derivative action was filed against the Company, Gustavo Arnal (the Company's former Chief Financial Officer), and certain third parties in the United States District Court for the District of Columbia. The case, which is captioned Si v. Bed Bath & Beyond Corp., et al., Case No. 2:22-cv-02541, asserts claims of breach of fiduciary duty, negligent misrepresentation, and violations of §§ 10(b) and 20(a) of the Exchange Act on behalf of a putative class of purchasers of our securities from March 25, 2022 through August 18, 2022. The Complaint alleges that certain of our disclosures about the Company's revenue and proposed divestments, as well as other disclosures made by certain of our investors about their holdings, during the putative class period were materially false or misleading. The Company is in the early stages of evaluating the complaint, but based on current knowledge the Company believes the claims are without merit

While no assurance can be given as to the ultimate outcome of these matters, we do not believe that the final resolution will have a material adverse effect on the Company’s consolidated financial position, results or liquidity. We are also a party to various legal proceedings arising in the ordinary course of business, which we do not believe to be material to the Company’s consolidated financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

Our reliance on international suppliers increases our risk of supply chain disruption, which could materially increase the cost and reduce or delay the supply of our products, which could adversely affect our business, financial condition, operating results and prospects.

Our reliance on international suppliers increases our risk of supply chain disruption. Events that could cause disruptions to our supply chain include but are not limited to:

•	the imposition of additional trade laws or regulations;
•	the imposition of additional duties, tariffs and other charges on imports and exports;
•	foreign currency fluctuations;
•	theft; and
•	restrictions on the transfer of funds.

The occurrence of any of the foregoing or other similar events could materially increase the cost and reduce or delay the supply of our products, which could adversely affect our business, financial condition, operating results and prospects.

Changes in our credit ratings have limited, and may continue to limit, our access to capital markets and adversely affect our liquidity.

The credit rating agencies periodically review our capital structure and the quality and stability of our earnings. Downgrades to our long-term credit ratings have resulted in, and could continue to result in, reduced access to the credit and capital markets and higher interest costs on future financings, if any. For example, S&P Global Ratings recently downgraded our long-term credit rating to B- with a negative outlook. The future availability of financing will depend on a variety of factors such as economic and market conditions, the availability of credit and our credit ratings, as well as the possibility that lenders could develop a negative perception of us. There is no assurance that we will be able to obtain additional financing or be able to refinance existing debt on favorable terms or at all, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our arrangements with our suppliers and vendors may be impacted by our financial results or financial position.

Substantially all of our merchandise suppliers and vendors sell to us on open account purchase terms. In the fiscal year ending February 26, 2022, we purchased our merchandise from approximately 4,600 suppliers with our largest supplier accounting for approximately 5% of our merchandise purchases and the ten largest suppliers accounting for approximately 23% of such purchases. We have no long-term contracts for the purchases of merchandise. There is a risk that our key suppliers and vendors could respond to any actual, apparent or perceived decrease in or any concern with our financial results or liquidity by requiring or conditioning their sale of merchandise to us on more stringent or more costly payment terms, such as by requiring standby letters of credit, earlier or advance payment of invoices, payment upon delivery, payment ahead of delivery or other assurances or credit support or by choosing not to sell merchandise to us on a timely basis or at all. For example, as of August 30, 2022 certain of our vendors and suppliers have requested and/or been granted more stringent payment terms, stand-by letters of credit and/or earlier or advanced payment of invoices. Our arrangements with our suppliers and vendors may also be impacted by media reports or rumors, regardless of accuracy, regarding our financial position. Our need for additional liquidity could significantly increase and our supply of merchandise could be materially disrupted if a significant portion of our key suppliers and vendors took one or more of the actions described above, which could have a material adverse effect on our sales, customer satisfaction, cash flows, liquidity and financial position.

Since fiscal 2019, we have incurred net losses and we expect to continue to incur additional losses in the near term.

We incurred net losses in our most recently completed three fiscal years, including a net loss of $559.6 million for the fiscal year ended February 26, 2022. We may continue to incur net losses in future periods, which would adversely affect our business and financial condition and could have material negative effects on the trading price of our common stock. Additionally, due to the risks inherent in our operations, our future net losses may be greater than our past net losses.

Our credit agreement limits our borrowing capacity to the value of certain of our assets and is secured by certain of our personal property, and lenders may exercise remedies against the collateral if an event of default has occurred and is continuing.

Our Amended Credit Agreement provides for a $1.135 billion asset-based revolving credit facility and a $375 million first-in-last-out term loan credit facility. Our borrowing capacity under our revolving credit facility varies according to the Company’s inventory levels and credit card receivables, net of certain reserves, and our term loan credit facility is subject to a borrowing base consisting of eligible credit card receivables, eligible inventory and eligible intellectual property. In the event of any material decrease in the amount of or appraised value of these assets or upon the disposition of certain material assets, our borrowing capacity under either the ABL Facility or the FILO Facility, would similarly decrease, which could adversely impact our business and liquidity.

The ABL Facility and FILO Facility contain customary affirmative and negative covenants and certain restrictions on operations become applicable if our availability falls below certain thresholds. These covenants could impose significant operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions such as asset sales and acquisitions, and to engage in other actions that we may believe are advisable or necessary for our business.

Our obligations under the ABL Facility and the FILO Facility are secured by first priority liens on substantially all assets of the Company and certain of its subsidiaries, subject to customary exceptions. In the event of a default that is not cured or waived within any applicable cure periods, the lenders’ commitment to extend further credit under our revolving credit facility could be terminated, our outstanding obligations under the revolving credit facility and FILO Facility could become immediately due and payable, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral. If we are unable to borrow under our revolving credit facility, we may not have the necessary cash resources for our operations and, if any event of default occurs under either credit facility, there is no assurance that we would have the cash resources available to repay such accelerated obligations, refinance such indebtedness on commercially reasonable terms, or at all, or cash collateralize our letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our business would be adversely affected if we are unable to service our debt obligations.

We have incurred indebtedness under senior unsecured notes, have entered into the ABL Facility and anticipate entering into the Amended Credit Agreement. Our ability to pay interest and principal when due, comply with debt covenants or repurchase the senior unsecured notes if a change of control occurs, will depend upon, among other things, sales and cash flow levels and other factors that affect our future financial and operating performance, including prevailing economic conditions and financial and business factors, many of which are beyond our control. Given the current economic environment, and ongoing challenges to our business, we may be unable to maintain compliance with the minimum fixed charge coverage ratio covenant under the ABL Facility (or, if entered into, the Amended Credit Agreement) in future periods, to the extent the covenant is applicable under the terms of the ABL Facility (or the Amended Credit Agreement, as applicable), which would among other things, result in an event of default under the ABL Facility (or the Amended Credit Agreement, as applicable).

The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents, borrowings under our credit facilities and supplier and vendor financing. Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit availability, which cannot at all times be assured. Accordingly, there is no assurance that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions to reduce costs. There can be no assurance that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed would have a material adverse impact on our business and financial position.

If we become unable in the future to generate sufficient cash flow to meet our debt service requirements, we may be forced to take remedial actions such as restructuring or refinancing our debt; seeking additional debt or equity capital; reducing or delaying our business activities, or selling assets. There can be no assurance that any such measures would be successful.

Our ability to obtain any additional financing or any refinancing of our debt, if needed at any time, depends upon many factors, including our existing level of indebtedness and restrictions in our debt facilities, historical business performance, financial projections, the value and sufficiency of collateral, prospects and creditworthiness, external economic conditions and general liquidity in the credit and capital markets. Any additional debt, equity or equity-linked financing may require modification of our existing debt agreements, which there is no assurance would be obtainable. Any additional financing or refinancing could also be extended only at higher costs and require us to satisfy more restrictive covenants, which could further limit or restrict our business and results of operations, or be dilutive to our stockholders.

Information available in public media that is published by third parties, including blogs, articles, online forums, message boards and social and other media may include statements not attributable to the Company and may not be reliable or accurate.

We have received, and may continue to receive, a high degree of media coverage that is published or otherwise disseminated by third parties, including blogs, articles, online forums, message boards and social and other media. This includes coverage that is not attributable to statements made by our directors, officers or employees.

We have experienced significant turnover in our senior management team and across our organization, and our failure to attract and retain qualified personnel, skilled workers and key officers could have an adverse effect on us.

We have recently experienced significant turnover in our senior management team and reductions in our workforce and have promoted employees to fill certain key roles and are conducting searches for additional key roles, including those of a permanent chief executive officer and chief financial officer. Our business may be adversely affected by the transitions in our senior management team and reduction in workforce, and turnover at the senior management level may create instability within the Company, which could disrupt and impede our day-to-day operations, internal controls and our ability to fully implement our business plan and growth strategy. In addition, management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution, and our results of operations and financial condition could be negatively impacted as a result. Competition for key management personnel is intense. If we fail to successfully attract and appoint permanent replacements with the appropriate expertise, we could experience increased employee turnover and harm to our business, results of operations, cash flow and financial condition. The search for permanent replacements could also result in significant recruiting and relocation costs, as well as increased salary and benefit costs. Like most businesses, our employees are important to our success and we are dependent in part on our ability to retain the services of our key management, operational, compliance, finance, administrative and store associate personnel. In order to compete and implement our growth strategy, we must attract, retain, and motivate employees, and turnover of senior management, store closures and reductions in workforce may make it difficult to retain qualified and skilled employees.

Refer to Part I, Item 1A, “Risk Factors,” of our 2021 Form 10-K, filed on April 21, 2022 with the SEC, and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our purchases of our common stock during the second quarter of fiscal 2022 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly or Announced Plans Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
May 29, 2022 - June 25, 2022	8,600	$7.22	8,600	$1,224,310,799
June 26, 2022 - July 23, 2022	15,600	$7.89	15,600	$1,224,187,672
July 24, 2022 - August 27, 2022	3,500	$9.81	3,500	$1,224,153,348
Total	27,700	$7.93	27,700	$1,224,153,348

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

ITEM 5. OTHER INFORMATION

As previously disclosed, the Company is party to an asset-based credit agreement, as amended (the “Amended Credit Agreement”), which provides for a $1.0 billion asset-based revolving credit facility (the “ABL Facility”). As of August 27, 2022, the Company had $550.0 million of borrowings outstanding under the ABL Facility and $136.4 million of outstanding letters of credit had been issued under the ABL Facility. Subsequent to the end of the second quarter of fiscal 2022, the Company entered into an amendment to the Credit Agreement (the "Amendment"). The Amendment increased the aggregate revolving commitments by $130.0 million to $1.130 billion for the time periods set forth in the Amendment. The Amendment also provides for a first-in-last-out term loan facility of $375.0 million, which term loans were drawn September 2, 2022 (such date, the “Funding Date”) (such facility, the “FILO Facility” and together with the ABL Facility, the “Credit Facilities”). The ABL Facility matures on August 9, 2026, unless required to mature earlier pursuant to the terms of the Amended Credit Agreement. The FILO Facility matures on August 31, 2027, unless required to mature earlier pursuant to the terms of the Amended Credit Agreement. The Company's borrowings have been and may be used for working capital, including inventory purchases, and other general corporate purposes.

ITEM 6. EXHIBITS

The exhibits to this Report are included herein.

Exhibit No.	Exhibit

4.1*
Amendment dated August 31, 2022 to Amended and Restated Credit Agreement, dated as of August 9, 2021, among the Company, certain of the Company's US and Canadian subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent and Sixth Street Specialty Lending, Inc. as FILO agent and the lenders party thereto

10.1*	Employment Agreement between the Company and Sue Gove (dated as of June 29, 2022)

10.2*	Restricted Stock Unit Agreement between the Company and Sue Gove (dated June 29, 2022)

10.3*	Separation Agreement and General Release between the Company and Mark J. Tritton (dated as of June 27, 2022)

10.4*	Separation Agreement and General Release between the Company and John Hartmann (dated as of August 31, 2022)

10.5*	Separation Agreement and General Release between the Company and Joseph G. Hartsig (dated as of August 31, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page of Bed Bath & Beyond Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 27, 2022, formatted in Inline XBRL (included within Exhibit 101 attachments)
________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: September 29, 2022	By:	/s/ Laura Crossen
Laura Crossen
Interim Chief Financial Officer