Form 10-Q
period 2022-11-26
BED BATH & BEYOND INC
filed 2023-01-26
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 26, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer's Common Stock:

Class	Outstanding at November 26, 2022
Common Stock - $0.01 par value	117,321,914

BED BATH & BEYOND INC. AND SUBSIDIARIES

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)

	November 26, 2022	February 26, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$153,521	$439,496
Merchandise inventories	1,436,150	1,725,410
Prepaid expenses and other current assets	288,503	198,248
Total current assets	1,878,174	2,363,154
Long-term investment securities	21,451	19,212
Property and equipment, net	1,050,526	1,027,387
Operating lease assets	1,321,665	1,562,857
Other assets	129,610	157,962
Total assets	$4,401,426	$5,130,572

Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$909,303	$—
Accounts payable	697,889	872,445
Accrued expenses and other current liabilities	356,482	529,371
Merchandise credit and gift card liabilities	295,197	326,465
Current operating lease liabilities	313,368	346,506
Total current liabilities	2,572,239	2,074,787
Other liabilities	119,907	102,438
Operating lease liabilities	1,388,484	1,508,002
Income taxes payable	93,386	91,424
Long-term debt	1,026,053	1,179,776
Total liabilities	5,200,069	4,956,427

Shareholders' (deficit) equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—
Common stock - $0.01 par value; authorized - 900,000 shares; issued 382,339 and 344,146, respectively; outstanding 117,322 and 81,979 shares, respectively	3,823	3,441
Additional paid-in capital	2,427,739	2,235,894
Retained earnings	8,549,536	9,666,091
Treasury stock, at cost; 265,017 and 262,167 shares, respectively	(11,731,194)	(11,685,267)
Accumulated other comprehensive loss	(48,547)	(46,014)

Total shareholders' (deficit) equity	(798,643)	174,145

Total liabilities and shareholders' (deficit) equity	$4,401,426	$5,130,572
 See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	November 26, 2022	November 27, 2021	November 26, 2022	November 27, 2021
Net sales	$1,259,112	$1,877,874	$4,159,548	$5,816,382

Cost of sales	980,249	1,208,954	3,133,111	3,912,699

Gross profit	278,863	668,920	1,026,437	1,903,683

Selling, general and administrative expenses	583,588	697,953	1,855,973	2,009,687

Impairments	100,724	1,759	182,941	18,472

Restructuring and transformation initiative expenses	45,484	41,219	123,816	99,400

Loss on sale of businesses	—	14,100	—	18,221

Operating loss	(450,933)	(86,111)	(1,136,293)	(242,097)

Interest expense, net	33,527	15,772	68,578	47,893

(Gain) loss on extinguishment of debt	(94,380)	—	(94,380)	376

Loss before provision for income taxes	(390,080)	(101,883)	(1,110,491)	(290,366)

Provision for income taxes	2,886	174,546	6,300	110,152

Net loss	$(392,966)	$(276,429)	$(1,116,791)	$(400,518)

Net loss per share - Basic	$(4.33)	$(2.78)	$(13.40)	$(3.90)
Net loss per share - Diluted	$(4.33)	$(2.78)	$(13.40)	$(3.90)

Weighted average shares outstanding - Basic	90,708	99,591	83,342	102,772
Weighted average shares outstanding - Diluted	90,708	99,591	83,342	102,772

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	November 26, 2022	November 27, 2021	November 26, 2022	November 27, 2021
Net loss	$(392,966)	$(276,429)	$(1,116,791)	$(400,518)

Other comprehensive (loss) income:
Change in temporary impairment of auction rate securities, net of tax	1,092	(186)	1,659	(226)
Pension adjustment, net of tax	—	(1,786)	—	(1,562)
Reclassification adjustment on settlement of pension plan, net of tax	—	9,938	—	9,938
Currency translation adjustment	(1,642)	(2,383)	(4,192)	(246)
Other comprehensive (loss) income	(550)	5,583	(2,533)	7,904

Comprehensive loss	$(393,516)	$(270,846)	$(1,119,324)	$(392,614)

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' (Deficit) Equity
(in thousands, unaudited)

	Three Months Ended November 26, 2022
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at August 27, 2022	345,053	$3,450	$2,253,039	$8,942,368	(264,691)	$(11,728,514)	$(47,997)	$(577,654)
Net loss	—	—	—	(392,966)	—	—	—	(392,966)
Other comprehensive (loss) income, net of tax	—	—	—	—	—	—	(550)	(550)
Dividends forfeited	—	—	—	134	—	—	—	134
Issuance of restricted shares, net	(65)	(1)	1	—	—	—	—	—
Vesting of restricted stock units	496	5	(5)	—	—	—	—	—
Payment and vesting of performance stock units	177	2	(2)	—	—	—	—	—
Stock-based compensation expense, net	—	—	2,502	—	—	—	—	2,502
Accelerated share repurchase program	—	—	—	—	—	—	—	—
Director fees paid in stock	—	—	—	—	—	—	—	—
Issuance of common stock and At-the-Market offering, net of offering costs	36,678	367	172,204	—	—	—	—	172,571
Repurchase of common stock, including fees	—	—	—	—	(326)	(2,680)	—	(2,680)
Balance at November 26, 2022	382,339	$3,823	$2,427,739	$8,549,536	(265,017)	$(11,731,194)	$(48,547)	$(798,643)

	Nine Months Ended November 26, 2022
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at February 26, 2022	344,146	$3,441	$2,235,894	$9,666,091	(262,167)	$(11,685,267)	$(46,014)	$174,145
Net loss	—	—	—	(1,116,791)	—	—	—	(1,116,791)
Other comprehensive (loss) income, net of tax	—	—	—	—	—	—	(2,533)	(2,533)
Dividends forfeited	—	—	—	236	—	—	—	236
Issuance of restricted shares, net	264	2	(2)	—	—	—	—	—
Vesting of restricted stock units	1,063	11	(11)	—	—	—	—	—
Payment and vesting of performance stock units	177	2	(2)	—	—	—	—	—
Stock-based compensation expense, net	—	—	19,511	—	—	—	—	19,511
Accelerated share repurchase program	—	—	—	—	—	—	—	—
Director fees paid in stock	11	—	145	—	—	—	—	145
Issuance of common stock and At-the-Market offering, net of offering costs	36,678	367	172,204	—	—	—	—	172,571
Repurchase of common stock, including fees	—	—	—	—	(2,850)	(45,927)	—	(45,927)
Balance at November 26, 2022	382,339	$3,823	$2,427,739	$8,549,536	(265,017)	$(11,731,194)	$(48,547)	$(798,643)

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' (Deficit) Equity
(in thousands, unaudited)

	Three Months Ended November 27, 2021
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at August 28, 2021	343,596	$3,436	$2,218,400	$10,101,522	(242,536)	$(11,335,845)	$(53,279)	$934,234
Net loss	—	—	—	(276,429)	—	—	—	(276,429)
Other comprehensive (loss) income, net of tax	—	—	—	—	—	—	5,583	5,583
Dividends forfeited	—	—	—	63	—	—	—	63
Issuance of restricted shares, net	270	2	(2)	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	—	—
Payment and vesting of performance stock units	274	3	(3)	—	—	—	—	—
Stock-based compensation expense, net	—	—	9,074	—	—	—	—	9,074
Accelerated share repurchase program	—	—	—	—	—	—	—	—
Director fees paid in stock	—	—	—	—	—	—	—	—
Issuance of common stock and At-the-Market offering, net of offering costs	—	—	—	—	—	—	—	—
Repurchase of common stock, including fees	—	—	—	—	(5,266)	(118,912)	—	(118,912)
Balance at November 27, 2021	344,140	$3,441	$2,227,469	$9,825,156	(247,802)	$(11,454,757)	$(47,696)	$553,613

	Nine Months Ended November 27, 2021
	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
Balance at February 27, 2021	343,241	$3,432	$2,152,135	$10,225,253	(233,620)	$(11,048,284)	$(55,600)	$1,276,936
Net loss	—	—	—	(400,518)	—	—	—	(400,518)
Other comprehensive (loss) income, net of tax	—	—	—	—	—	—	7,904	7,904
Dividends forfeited	—	—	—	421	—	—	—	421
Issuance of restricted shares, net	618	6	(6)	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	—	—
Payment and vesting of performance stock units	274	3	(3)	—	—	—	—	—
Stock-based compensation expense, net	—	—	27,655	—	—	—	—	27,655
Accelerated share repurchase program	—	—	47,550	—	(200)	(47,550)	—	—
Director fees paid in stock	7	—	138	—	—	—	—	138
Issuance of common stock and At-the-Market offering, net of offering costs	—	—	—	—	—	—	—	—
Repurchase of common stock, including fees	—	—	—	—	(13,982)	(358,923)	—	(358,923)
Balance at November 27, 2021	344,140	$3,441	$2,227,469	$9,825,156	(247,802)	$(11,454,757)	$(47,696)	$553,613

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended
	November 26, 2022	November 27, 2021
Cash Flows from Operating Activities:
Net loss	$(1,116,791)	$(400,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	231,019	214,742
Impairments	182,941	18,472
Stock-based compensation	18,746	26,875
Deferred income taxes	—	126,437
Loss on sale of businesses	—	18,221
(Gain) loss on debt extinguishment	(94,380)	376
Other	3,511	(7,516)
Decrease (increase) in assets:
Merchandise inventories	284,984	(240,522)
Other current assets	(34,512)	60,582
Other assets	6,059	(82)
(Decrease) increase in liabilities:
Accounts payable	(128,792)	(72,408)
Accrued expenses and other current liabilities	(156,075)	20,385
Merchandise credit and gift card liabilities	(30,724)	1,551
Income taxes payable	2,300	(1,160)
Operating lease assets and liabilities, net	(52,657)	(16,707)
Other liabilities	(5,642)	(13,468)
Net cash used in operating activities	(890,013)	(264,740)

Cash Flows from Investing Activities:
Purchases of held-to-maturity investment securities	—	(29,997)
Redemption of held-to-maturity investment securities	—	30,000
Net proceeds from sale of property	—	5,000
Capital expenditures	(322,094)	(232,470)
Net cash used in investing activities	(322,094)	(227,467)

Cash Flows from Financing Activities:
Borrowings of long-term debt	1,225,000	—
Repayments of long-term debt	(300,000)	(11,355)
Repayments of finance leases	(1,849)	—
Repurchase of common stock, including fees	(45,927)	(358,923)
Issuance of common stock and At-the-Market offering, net of offering costs	118,975	—
Payment of dividends	(329)	(767)
Payment of Exchange Offer costs	(7,992)	—
Payment of deferred financing fees	(19,479)	(3,443)
Net cash provided by (used in) financing activities	968,399	(374,488)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,517)	(88)

Net decrease in cash, cash equivalents and restricted cash	(245,225)	(866,783)

Cash, cash equivalents and restricted cash:
Beginning of period	470,884	1,407,224
End of period	$225,659	$540,441
See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1) BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and elimination of intercompany balances and transactions) necessary to present fairly the financial position of Bed Bath & Beyond Inc. and subsidiaries (the "Company") as of November 26, 2022 and February 26, 2022 (audited) and the results of its operations, shareholders' (deficit) equity, and comprehensive loss for the three and nine months ended November 26, 2022 and November 27, 2021 and its cash flows for the nine months ended November 26, 2022 and November 27, 2021.

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

We account for our operations as one North American Retail reporting segment. Net sales outside of the U.S. for the Company were not material for the three and nine months ended November 26, 2022 and November 27, 2021. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

2) LIQUIDITY AND GOING CONCERN

The Company’s net cash used in operating activities was $307.6 million and $890.0 million for the three and nine months ended November 26, 2022. Cash, cash equivalents and restricted cash were $225.7 million as of November 26, 2022. On or around January 13, 2023, certain events of default were triggered under the Company’s Credit Facilities (as defined below) as a result of the Company’s failure to prepay an overadvance and satisfy a financial covenant, among other things. As a result of the continuance of such events of default, on January 25, 2023, the administrative agent under the Amended Credit Agreement notified the Company that (i) the principal amount of all outstanding loans under the Credit Facilities, together with accrued interest thereon, the FILO Applicable Premium (as defined in the Amended Credit Agreement) and all fees (including, for the avoidance of doubt, any break funding payments) and other obligations of the Company accrued under the Amended Credit Agreement, are due and payable immediately, (ii) the Company is required, effective immediately, to cash collateralize letter of credit obligations under the Credit Facilities, and (iii) effective as of January 25, 2023, all outstanding loans and obligations under the Credit Facilities shall bear interest at an additional default rate of 2% per annum. As a result of these events of default, the Company classified its outstanding borrowings under its asset-based revolving credit facility (the “ABL Facility) and its FILO Facility as current in the consolidated balance sheet as of November 26, 2022. The Company’s outstanding borrowings under its ABL Facility and FILO Facility were $550.0 million and $375.0 million, respectively, as of November 26, 2022. In addition, the Company had $186.2 million in letters of credit outstanding under its ABL Facility as of November 26, 2022. The Company also had $1.030 billion in senior notes (excluding deferred financing costs) outstanding as of November 26, 2022. For information regarding the Company’s borrowings, see Note 12.

At this time, the Company does not have sufficient resources to repay the amounts under the Credit Facilities and this will lead the Company to consider all strategic alternatives, including restructuring its debt under the U.S. Bankruptcy Code. The Company is undertaking a number of actions in order to improve its financial position and stabilize its results of operations including but not limited to, cost cutting, lowering capital expenditures, and reducing its store footprint including related distribution centers. In addition, the Company will continue to seek reductions in rental obligations with landlords in its determination of the appropriate footprint, seek additional debt or equity capital, reduce or delay the Company's business activities and strategic initiatives, or sell assets. These measures may not be successful.

The Company's key drivers of cash flows are sales, management of inventory levels, vendor payment terms, and capital expenditures. Macro and micro economic challenges increased since the end of the second quarter of fiscal 2022 causing an acceleration of vendor payment terms and credit line constraints. This led to lower inventory receipts than anticipated in the third quarter of fiscal 2022, resulting in lower than required stock levels ahead of the holiday selling season. Additionally, certain service providers and vendors required prepayments.

Based on recurring losses from operations and negative cash flows from operations for the nine months ended November 26, 2022 as well as current cash and liquidity projections, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for the next 12 months. The consolidated financial statements do not include any adjustments that may result from the outcome of this going concern uncertainty.

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

Revenues from gift cards, gift certificates and merchandise credits are recognized when redeemed. Gift cards have no provisions for reduction in the value of unused card balances over defined time periods and have no expiration dates. For the nine months ended November 26, 2022 and November 27, 2021, the Company recognized net sales for gift card and merchandise credit redemptions of approximately $60.7 million and $60.5 million, respectively, which were included in merchandise credit and gift card liabilities on the consolidated balance sheet as of February 26, 2022 and February 27, 2021, respectively.

During the second quarter of fiscal 2022, the Company launched its cross-banner customer loyalty program, Welcome Rewards™, which allows members to earn points for each qualifying purchase at its retail banners either online or in its stores. Points earned are then converted to rewards upon reaching certain thresholds. These rewards may then be redeemed on future merchandise purchases at its retail banners. The Company defers a portion of the revenue related to the points earned at the time of the original transaction and revenue is recognized for these performance obligations upon redemption or expiration of points or rewards earned by the customer. As of November 26, 2022, the Company recorded $5.2 million of loyalty program liabilities in accrued expenses and other current liabilities on the consolidated balance sheet.

Sales returns are provided for in the period that the related sales are recorded based on historical experience. Although the estimate for sales returns has not varied materially from historical provisions, actual experience could vary from historical experience in the future if the level of sales return activity changes materially. In the future, if the Company concludes that an adjustment is required due to material changes in the returns activity, the liability for estimated returns and the corresponding right of return asset will be adjusted accordingly. As of November 26, 2022 and February 26, 2022, the Company recorded a liability for estimated returns of $15.2 million and $23.6 million, respectively, in accrued expenses and other current liabilities, and the corresponding right of return asset for merchandise of $12.1 million and $14.6 million, respectively, in prepaid expenses and other current assets.

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 36.0% and 64.0% of net sales, respectively, for the three months ended November 26, 2022, and approximately 37.6% and 62.4% of net sales, respectively, for the three months ended November 27, 2021. Sales of domestics merchandise and home furnishings accounted for approximately 36.4% and 63.6% of net sales, respectively, for the nine months ended November 26, 2022, and approximately 38.4% and 61.6% of net sales, respectively, for the nine months ended November 27, 2021.

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
The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, short-term and long-term debt and certain other liabilities. The book value of the Company's financial instruments, excluding long-term debt, is representative of their fair values. As of November 26, 2022 and February 26, 2022, the fair value of the Company’s senior unsecured notes was approximately $205.3 million and $956.0 million, respectively, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared with the carrying value of approximately $1.030 billion and $1.184 billion for November 26, 2022 and February 26, 2022, respectively. Financial assets utilizing Level 2 inputs included the ABL Facility and FILO Facility. As of November 26, 2022, the carrying amount of the ABL Facility and FILO Facility approximates fair value as interest charged is based on the current market rate and are secured on a first priority basis (subject to customary exceptions) on substantially all assets of the Company and its subsidiaries that are borrowers or guarantors under the ABL Facility and FILO Facility.

Financial assets utilizing Level 3 inputs included long-term investments in auction rate securities consisting of preferred shares of closed end municipal bond funds (see "Investment Securities," Note 6).

5) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $86.3 million and $47.9 million as of November 26, 2022 and February 26, 2022, respectively.

Short-term restricted cash was $57.1 million as of November 26, 2022 and is included in prepaid expenses and other current assets on the consolidated balance sheet. The Company did not have any short-term restricted cash as of February 26, 2022. Long-term restricted cash of $15.1 million and $31.4 million as of November 26, 2022 and February 26, 2022, respectively, is included in other long-term assets on the consolidated balance sheet.

6) INVESTMENT SECURITIES

As of both November 26, 2022 and February 26, 2022, the Company’s long-term available-for-sale investment securities represented approximately $20.3 million par value of auction rate securities, less temporary valuation adjustments of approximately $1.1 million as of both November 26, 2022 and February 26, 2022. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings. The Company had no short-term available-for-sale investment securities as of both November 26, 2022 and February 26, 2022.

7) IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the three and nine months ended November 26, 2022, the Company recorded $100.7 million and $180.0 million, respectively, of non-cash pre-tax impairment charges in impairments in its consolidated statement of operations for certain store-level assets, including leasehold improvements and operating lease assets. For the three and nine months ended November 27, 2021, the Company recorded $1.6 million and $15.6 million, respectively, of non-cash pre-tax impairment charges in impairments in its consolidated statement of operations for certain store-level assets, including leasehold improvements and operating lease assets. Future events or market conditions may further reduce the estimated fair value of these long-lived assets and as a result, the Company may need to adjust the carrying value of these long-lived assets in the period in which the reduction in the estimated fair value occurs and record further impairment charges.

8) PROPERTY AND EQUIPMENT

As of November 26, 2022 and February 26, 2022, included in property and equipment, net is accumulated depreciation of approximately $2.0 billion and $1.8 billion, respectively, of which $1.2 million and $0.2 million, respectively, in accumulated depreciation related to assets held under finance leases.

9) LEASES

The Company leases retail stores, distribution facilities, offices and equipment under agreements expiring at various dates through 2041. The leases provide for original lease terms that generally range from 10 to 15 years and most leases provide for a series of five-year renewal options, often at increased rents, the exercise of which is at the Company’s sole discretion. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial for the three and nine months ended November 26, 2022 and November 27, 2021), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

The Company subleases certain real estate to unrelated third parties, which have all been classified as operating leases. The Company recognizes sublease income on a straight-line basis over the sublease term, which generally ranges from 5 to 10 years. Most sublease arrangements provide for a series of five-year renewal options, the exercise of which are at the Company's sole discretion.

The components of total lease cost for the three and nine months ended November 26, 2022 and November 27, 2021, were as follows:

(in thousands)	Statement of Operations Location	Three Months Ended		Nine Months Ended
		November 26, 2022	November 27, 2021	November 26, 2022	November 27, 2021
Operating lease cost	Cost of sales and SG&A	$94,606	$105,230	$299,735	$332,952
Finance lease cost:
Depreciation of property	SG&A	639	—	1,022	—
Interest on lease liabilities	Interest expense, net	1,636	—	3,742	—
Variable lease cost	Cost of sales and SG&A	33,378	40,753	107,135	112,270
Sublease income	SG&A	(15,744)	(9,929)	(42,554)	(34,735)
Total lease cost		$114,515	$136,054	$369,080	$410,487

As of November 26, 2022 and February 26, 2022, assets and liabilities related to the Company’s leases were as follows:

(in thousands)	Consolidated Balance Sheet Location	November 26, 2022	February 26, 2022
Assets
Operating leases	Operating lease assets	$1,321,665	$1,562,857
Finance leases	Property and equipment, net	63,639	38,790
Total lease assets		$1,385,304	$1,601,647

Liabilities
Current:
Operating leases	Current operating lease liabilities	$313,368	$346,506
Finance leases	Accrued expenses and other current liabilities	7,048	2,494
Noncurrent:
Operating leases	Operating lease liabilities	1,388,484	1,508,002
Finance leases	Other liabilities	54,452	35,447
Total lease liabilities		$1,763,352	$1,892,449

As of November 26, 2022, the Company’s lease liabilities mature as follows:

(in thousands)	Operating Leases	Finance Leases
Fiscal Year:
Remainder of 2022	$72,296	$2,881
2023	413,473	11,525
2024	364,233	11,525
2025	301,520	11,525
2026	232,768	11,525
2027	184,826	11,525
Thereafter	564,831	48,713
Total lease payments	$2,133,947	$109,219
Less imputed interest	(432,095)	(47,719)
Present value of lease liabilities	$1,701,852	$61,500
The Company’s lease terms and discount rates were as follows:

	November 26, 2022	February 26, 2022
Weighted-average remaining lease term (in years)
Operating leases	6.8 years	7.0 years
Finance leases	9.4 years	10.0 years
Weighted-average discount rate
Operating leases	7.4%	6.0%
Finance leases	8.3%	8.4%

Other information with respect to the Company’s leases is as follows:

(in thousands)	Nine Months Ended
	November 26, 2022	November 27, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$316,410	$340,314
Operating cash flows from finance leases	3,223	—
Financing cash flows from finance leases	1,849	—
Operating lease assets obtained in exchange for new operating lease liabilities	358,997	293,824
Financing lease assets obtained in exchange for new financing lease liabilities	25,871	—

10) INCOME TAXES

The effective tax rate for the three and nine months ended November 26, 2022 was (0.7)% and (0.6)%, respectively, compared with (171.3)% and (37.9)%, respectively, for the three and nine months ended November 27, 2021. The effective tax rate for the three and nine months ended November 26, 2022 reflects the impact of a valuation allowance initially recorded in the third quarter of fiscal 2021, discussed below. For the three and nine months ended November 27, 2021, the effective tax rate included the impact of a charge to record a valuation allowance in the fiscal third quarter of $181.5 million, discussed below, as well as a benefit of $2.4 million and $18.6 million, respectively, resulting from an adjustment to the estimated net operating loss incurred in fiscal 2020 which was carried back, under the provisions of the CARES Act, to a year in which the tax rate was 35%.

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

During the third quarter of fiscal 2021, the Company concluded that, based on its evaluation of available objective positive and negative evidence, it was no longer more likely than not that its net U.S. federal and state deferred tax assets were recoverable. During the nine months ended November 26, 2022, the Company determined that this conclusion continued to be appropriate. In assessing the realizability of deferred tax assets, the key assumptions used to determine positive and negative evidence included the Company’s cumulative loss before income taxes for the past three years, current trends related to actual taxable earnings or losses, and expected future reversals of existing taxable temporary differences, as well as, timing and the cost of the Company's transformation initiatives and their expected associated benefits. As of February 26, 2022, the total valuation allowance relative to U.S. federal and state deferred tax assets was $224.3 million, and the Company's assertion for the need of a full valuation allowance remains as of November 26, 2022.

As of February 26, 2022, the Company recorded a valuation allowance of $25.2 million relative to the Company's Canadian net deferred tax asset as the Company did not believe the deferred tax assets in that jurisdiction were more likely than not to be realized, and the Company's assertion for the need of a full valuation allowance remains as of November 26, 2022.

The amount of the deferred tax assets considered realizable, and the associated valuation allowance, could be adjusted in a future period if estimates of future taxable income change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as projections for future growth.

During the three and nine months ended November 26, 2022, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.

As of November 26, 2022, the Company operated in all 50 states, the District of Columbia, Puerto Rico, Canada and Mexico and files income tax returns in the United States and various state, local and international jurisdictions. The Company is currently under examination by the Internal Revenue Service for the tax year 2017. The Company is open to examination for state, foreign and local jurisdictions with varying statutes of limitations, generally ranging from 3 to 5 years.

11) INDEFINITE-LIVED INTANGIBLE ASSETS

Included in other assets in the accompanying consolidated balance sheets as of November 26, 2022 and February 26, 2022, respectively, are $13.4 million and $16.3 million for indefinite-lived tradenames and trademarks.

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

Indefinite-lived intangible assets were recorded as a result of acquisitions and primarily consist of tradenames. The Company values its tradenames using a relief-from-royalty approach, which assumes the value of the tradename is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the tradename and instead licensed the tradename from another company. During the three and nine months ended November 26, 2022, the Company completed a quantitative impairment analysis for certain of its indefinite lived intangible assets, by comparing the fair value of the tradenames to their carrying value. There were no tradename impairment charges recognized during the three months ended November 26, 2022. During the nine months ended November 26, 2022, the Company recognized a non-cash pre-tax tradename impairment charge of $2.9 million in impairments in its consolidated statements of operations. During the three and nine months ended November 27, 2021, the Company recognized non-cash pre-tax tradename impairment charges of $0.2 million and $2.9 million, respectively, in impairments in its consolidated statements of operations. As of November 26, 2022, for the remaining indefinite-lived intangible assets, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these indefinite-lived assets did not exceed their carrying values and concluded no such events or circumstances existed which would require an impairment test be performed. Future events or market conditions may further reduce the estimated fair value of these long-lived assets and as a result, the Company may need to adjust the carrying value of these long-lived assets in the period in which the reduction in the estimated fair value occurs and record further impairment charges.

12) LONG-TERM DEBT

Senior Unsecured Notes

On July 17, 2014, the Company issued $300.0 million aggregate principal amount of 3.749% senior unsecured notes due August 1, 2024 (the “2024 Notes”), $300.0 million aggregate principal amount of 4.915% senior unsecured notes due August 1, 2034 (the “2034 Notes”) and $900.0 million aggregate principal amount of 5.165% senior unsecured notes due August 1, 2044 (the “2044 Notes” and, collectively with the 2024 Notes and the 2034 Notes, the “Existing Notes”). Interest on the Existing Notes is payable semi-annually on February 1 and August 1 of each year.

The Existing Notes were issued under an indenture (the "Base Indenture"), as supplemented by a first supplemental indenture (together, with the Base Indenture, the "Indenture"), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture. The Company was in compliance with all covenants related to the Existing Notes as of November 26, 2022.

Exchange Offers

During the third fiscal quarter of 2022, the Company commenced exchange offers (the "Exchange Offers") with eligible holders for each series of Existing Notes as follows: (i) 2024 Notes for new 3.693% Senior Second Lien Secured Non-Convertible Notes due November 30, 2027 (the “New Second Lien Non-Convertible Notes”) and/or new 8.821% Senior Second Lien Secured Convertible Notes due November 30, 2027 (the “New Second Lien Convertible Notes”); (ii) 2034 Notes for new 12.000% Senior Third Lien Secured Convertible Notes due November 30, 2029 (the “New Third Lien Convertible Notes” and, together with the New Second Lien Non-Convertible Notes and the New Second Lien Convertible Notes, the “New Notes”); and (iii) 2044 Notes for New Third Lien Convertible Notes.

In conjunction with the Exchange Offers, the Company solicited consents from holders of each series of Existing Notes (“Consents”) to certain proposed amendments to the indenture governing the Existing Notes to, among other things, (i) eliminate the restrictive covenants in the Existing Notes Indenture concerning (a) the repurchase of Existing Notes in the event of a change in control of the Company, (b) limitations on liens and (c) limitations on sale and leaseback transactions and (ii) increase the percentage of outstanding notes necessary to accelerate payment upon an event of default (the “Proposed Amendments”).

In November 2022, the Company completed privately negotiated exchange offers with existing holders of approximately $69.0 million, $15.3 million, and $70.2 million aggregate principal amount of 2024 Notes, 2034 Notes, and 2044 Notes, respectively, under which the Company issued an aggregate of approximately 13.6 million shares of common stock to the existing holders in exchange for the exchange notes, including accrued and unpaid interest, and 0.9 million shares in exchange for a cash payment from an existing holder of $3.5 million. The exchange notes were cancelled and no longer outstanding upon completion of the exchange. In accordance with ASC subtopic 470-60, "Troubled Debt Restructuring by Debtors," the private exchange was accounted for as a troubled debt restructuring and the Company recorded a net gain on extinguishment of debt of $94.4 million in its consolidated statement of operations for the three months ended November 26, 2022, which included $8.0 million of third-party fees incurred and the write off of unamortized debt financing costs of $0.4 million related to the extinguished notes exchanged for common stock.

On January 5, 2023, upon the expiration of the Exchange Offers, the Company announced the termination of the offer and consent solicitations with respect to its Existing Notes, as a result of the conditions applicable thereto not being satisfied. As a result of the termination of the Exchange Offers, none of the Existing Notes that had been tendered in the Exchange Offers were accepted for purchase and no consideration will be paid or become payable to holders of the Existing Notes who have tendered their Existing Notes in the Exchange Offers.

During the three and nine months ended November 26, 2022, the Company did not purchase any of its outstanding unsecured notes, excluding the aforementioned private exchanges completed in November 2022. During the nine months ended November 27, 2021, the Company purchased approximately $11.0 million aggregate principal amount of its outstanding 3.749% senior unsecured notes due August 1, 2024. The total consideration paid for the notes accepted for purchase of $11.4 million during the nine months ended November 27, 2021, included accrued and unpaid interest up to, but not including, the early settlement date. The Company recorded a loss on extinguishment of debt of $0.4 million in its consolidated statement of operations for the nine months ended November 27, 2021, including the write off of unamortized debt financing costs related to the extinguished portion of the notes accepted for purchase and reacquisition costs. The Company did not purchase any of its outstanding unsecured notes during the three months ended November 27, 2021.

As of November 26, 2022 and February 26, 2022, unamortized deferred financing costs associated with the Company’s Existing Notes were $3.9 million and $4.6 million, respectively, and are included in long-term debt in the Company's consolidated balance sheets.

Asset-Based Credit Agreement

In the second quarter of fiscal 2021, the Company amended its asset-based credit agreement (the “Credit Agreement”) among the Company, certain of the Company’s U.S. and Canadian subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Agent”), and the lenders party thereto. The Credit Agreement provides for an asset-based revolving credit facility (the “ABL Facility”) with aggregate revolving commitments established at closing of $1.0 billion, including a swingline subfacility and a letter of credit subfacility. The Credit Agreement has an uncommitted expansion feature which allows the borrowers to request, at any time following the delivery of an initial field exam and appraisal, an increase in aggregate revolving commitments under the ABL Facility or elect to enter into a first-in-last-out loan facility ("FILO Facility"), collectively, in an aggregate amount of up to $375.0 million, subject to certain customary conditions.

On August 31, 2022, the Company entered into an amendment (the "Amendment") to the Credit Agreement, dated as of August 9, 2021 (as amended by the Amendment, the “Amended Credit Agreement”), for more than $500.0 million of new additional financing commitments, including its newly expanded $1.130 billion ABL Facility, which provides for an increase of $130.0 million in aggregate revolving commitments for the time periods set forth in the Amendment, and a new $375.0 million FILO Facility (together with the ABL Facility, the "Credit Facilities"), with JPMorgan Chase Bank, N.A., as administrative agent and Sixth Street Specialty Lending, Inc., as agent and lender for the FILO Facility. The ABL Facility and FILO Facility mature on August 9, 2026 and August 31, 2027, respectively, unless required to mature earlier pursuant to the terms of the Amendment.

The Credit Facilities are secured on a first priority basis (subject to customary exceptions) on substantially all assets of the Company and its subsidiaries that are borrowers or guarantors under the Credit Facilities. Amounts available to be drawn from time to time under the ABL Facility (including, in part, in the form of letters of credit) are equal to the lesser of (i) outstanding revolving commitments under the Amended Credit Agreement and (ii) a borrowing base equal to the sum of (a) 90% of eligible credit card receivables plus (b) 90% of eligible inventory (excluding eligible foreign in-transit inventory), valued at the lower of cost or market value, determined on a weighted average cost basis, minus (c) customary reserves, minus (d) FILO deficiency reserves. The term loans under the FILO Facility are subject to a borrowing base equal to the sum of (a) 15% of eligible credit card receivables, plus (b)(i) 15% of eligible inventory, plus (ii) 100% of eligible foreign in-transit inventory, plus (iii) 15% of eligible domestic in-transit inventory, in each case, valued at the lower of cost or market value, determined on a weighted average cost basis, plus (c) the lesser of (i) 68% of eligible intellectual property, which shall be reduced by 2.5% each fiscal quarter commencing with the fiscal quarter ending on or about February 25, 2023 and (ii) $115.0 million which shall be reduced by (A) approximately $4.7 million each fiscal quarter commencing with the fiscal quarter ending on or about February 25, 2023 and (B) $75.0 million upon the consummation of certain dispositions.

Subject to customary exceptions and restrictions, the Company may voluntarily repay outstanding amounts under the ABL Facility at any time without premium or penalty, and may voluntarily repay outstanding amounts under the FILO Facility after the ABL Facility is paid in full. Any voluntary prepayments made will not reduce commitments under the ABL Facility. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base under the ABL Facility, the Company will be required to prepay outstanding amounts or cash collateralize letter of credit obligations under the ABL Facility.

The term loans under the FILO Facility are non-callable for a period of 18 months following the funding date, subject to a customary make-whole premium (using a discount rate set at the treasury rate plus $0.50% per annum). Following such date, prepayments of the FILO Facility are subject to a prepayment premium equal to (i) $2.00% of the principal amount of such prepayment if made between 18 months and 30 months following the funding date, (ii) $1.00% of the principal amount of such prepayment if made between 30 months and 36 months following the funding date, and (iii) $0% after such date. Further, certain dispositions of assets, are subject to modified prepayment premiums and/or mandatory paydown requirements. If at any time the outstanding amount under the FILO Facility exceeds the borrowing base under the FILO Facility, the Company will be required to prepay term loans in an amount equal to such excess under the FILO Facility.

The Amendment replaced the London Inter-Bank Offered (“LIBO”) Rate as the interest rate benchmark under the Credit Agreement with the forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”). Outstanding amounts under the Amended Credit Agreement bear interest at a rate per annum equal to, at the applicable borrower’s election: (i) in the case of loans denominated in U.S. dollars, SOFR and an alternate base rate and (ii) in the case of loans denominated in Canadian dollars, the Canadian Prime Rate and Canadian Dollar Offered Rate ("CDOR"), in each case as set forth in the Amended Credit Agreement, plus (A) with respect to the ABL Facility, an interest rate margin based on average quarterly availability ranging from (x) in the case of SOFR loans and CDOR loans, 1.25% to 1.75%; provided that if SOFR or the CDOR is less than 0.00%, such rate shall be deemed to be 0.00%, as applicable, and (y) in the case of alternate base rate loans and Canadian Prime Rate Loans, 0.25% to 0.75%; provided that if the alternate base rate or Canadian Prime Rate is less than 1.00%, such rate shall be deemed to be 1.00%, as applicable, and (B) with respect to the FILO Facility, an interest rate margin equal to (x) in the case of SOFR loans, 7.75%; provided that if SOFR is less than 1.00%, such rate shall be deemed to be 1.00%, and (y) in the case of alternate base rate loans, 6.75%; provided that if the alternate base rate is less than 2.00%, such rate shall be deemed to be 2.00%. The revolving loans under the ABL Facility may be borrowed, prepaid and reborrowed until the maturity date under the ABL Facility. The term loans under the FILO Facility amortize at 5.00% per annum payable in equal quarterly installments of 1.25% per annum, commencing with the fiscal quarter ending on or about February 25, 2023.

As of November 26, 2022, the Company had $550.0 million of borrowings outstanding under the ABL Facility, at a weighted average interest rate of 5.66%, and $186.2 million of outstanding letters of credit had been issued under the ABL Facility. As of November 26, 2022, the Company had $375.0 million of outstanding borrowings under the FILO Facility at an interest rate of 10.87%. The Company's borrowing under the Credit Facilities have been and may be used for working capital, including inventory purposes, and other general corporate purposes.

The Amended Credit Agreement contains customary representations and warranties, events of default and financial, affirmative and negative covenants for facilities of this type, including but not limited to a springing financial covenant relating to a fixed charge coverage ratio, and restrictions on indebtedness, liens, investments and acquisitions, asset dispositions, restricted payments and prepayment of certain indebtedness. The Company was in compliance with all covenants related to the Amended Credit Agreement as of November 26, 2022. On or around January 13, 2023, certain events of default were triggered under the Company’s Credit Facilities as a result of the Company’s failure to prepay an overadvance and satisfy a financial covenant, among other things. As a result of the continuance of such events of default, on January 25, 2023, the administrative agent under the Amended Credit Agreement notified the Company that (i) the principal amount of all outstanding loans under the Credit Facilities, together with accrued interest thereon, the FILO Applicable Premium and all fees (including, for the avoidance of doubt, any break funding payments) and other obligations of the Company accrued under the Amended Credit Agreement, are due and payable immediately, (ii) the Company is required, effective immediately, to cash collateralize letter of credit obligations under the Credit Facilities, and (iii) effective as of January 25, 2023, all outstanding loans and obligations under the Credit Facilities shall bear interest at an additional default rate of 2% per annum. As a result of the foregoing, the Company has reflected the amounts outstanding on the Credit Facilities as current on the consolidated balance sheet as of November 26, 2022.

As of November 26, 2022 and February 26, 2022, deferred financing costs associated with the Company's ABL Facility were $7.8 million and $7.4 million, respectively, and were recorded in other assets in the Company's consolidated balance sheets. As of November 26, 2022, deferred financing costs associated with the Company's FILO Facility were $15.7 million and are included in current portion of long-term debt in the Company's consolidated balance sheets.

The Company amortizes deferred financing costs for the Existing Notes and the Credit Facilities over their respective terms and such amortization is included in interest expense, net in the consolidated statements of operations. Interest expense related to the Existing Notes and the Credit Facilities, including the commitment fee and the amortization of deferred financing costs, was approximately $32.9 million and $16.1 million for the three months ended November 26, 2022 and November 27, 2021, respectively and $66.9 million and $49.0 million for the nine months ended November 26, 2022 and November 27, 2021, respectively.

13) SHAREHOLDERS' (DEFICIT) EQUITY

The Company has authorization to make repurchases of shares of the Company’s common stock from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

Between December 2004 and April 2021, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of up to $12.950 billion of the Company’s shares of common stock. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock, restricted stock units and performance stock unit awards. Since the initial authorization in December 2004, the aggregate total of common stock repurchased is approximately 265.0 million shares for a total cost of approximately $11.731 billion. The Company had approximately $1.221 billion remaining of authorized share repurchases as of November 26, 2022.

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

In connection with its share repurchase program, during the nine months ended November 26, 2022, the Company repurchased approximately 2.3 million shares of its common stock at a total cost of approximately $40.4 million, including fees. There were no share repurchases during the three months ended November 26, 2022 as the share repurchase program was completed in the first quarter of fiscal 2022. During the three and nine months ended November 27, 2021, the Company repurchased approximately 5.1 million and 13.4 million shares, respectively, of its common stock, at a total cost of approximately $113.4 million and $344.6 million, respectively, including fees. Additionally, during the nine months ended November 26, 2022, the Company repurchased approximately 0.6 million shares of its common stock, with 0.3 million shares repurchased during the three months ended November 26, 2022, to cover employee related taxes withheld on vested restricted stock, restricted stock unit awards and performance stock unit awards, at a total cost of approximately $2.7 million and $5.5 million, respectively, for the three and nine months ended November 26, 2022. During the three and nine months ended November 27, 2021, the Company repurchased approximately 0.2 million and 0.6 million shares, respectively, of its common stock, to cover employee related taxes withheld on vested restricted stock, restricted stock unit awards and performance stock unit awards, at a total cost of approximately $5.5 million and $14.3 million, respectively.

In January 2021, the Company entered into an accelerated share repurchase agreement to repurchase an aggregate $150.0 million of its common stock, subject to market conditions. This resulted in the repurchase of 5.0 million shares in the fourth quarter of fiscal 2020, and an additional 0.2 million shares received upon final settlement in the first quarter of fiscal 2021.

On August 31, 2022, the Company established an at the market equity distribution program (the "ATM Program") by entering into an Open Market Sale AgreementSM with Jefferies LLC, acting as sales agent for the Company, pursuant to which the Company may issue and sell, from time to time, shares of its common stock, par value $0.01 per share, in any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Pursuant to the prospectus supplement dated August 31,2022, the Company offered and sold 12 million shares of common stock for net proceeds of $72.2 million. On October 28, 2022, the Company filed a prospectus supplement to register additional shares of its common stock, par value $0.01 per share, to offer and sell under its ATM Program at an aggregate sales price of up to $150.0 million. The potential net proceeds, after commissions and offering costs, from the ATM Program were expected to be used for a number of general corporate purposes, which included immediate strategic priorities such as rebalancing the Company's assortment and inventory, and the repayment, refinancing, redemption or repurchase of existing indebtedness. During both the three and nine months ended November 26, 2022, the Company has sold approximately 22.2 million shares for approximately $115.4 million of net proceeds under the ATM Program. Shares having an aggregate offering price of $105.6 million remained unsold under the ATM program as of the end of fiscal December 2022.

During fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. In March 2020, the Company suspended its future quarterly declarations of cash dividends as a result of the COVID-19 pandemic. During the three and nine months ended November 26, 2022 total cash dividends of less than $0.1 million and $0.3 million (consisting of dividends paid on unvested shares), respectively, were paid. During the three and nine months ended November 27, 2021, total cash dividends of $0.1 million and $0.8 million (consisting of dividends paid on restricted shares that vested in fiscal 2021), respectively, were paid. Any future quarterly cash dividend payments on its common stock will be subject to the determination by the Board of Directors, based on evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors, including the restrictions on the payment of dividends contained in the Amended Credit Agreement (see “Long-Term Debt,” Note 12).

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

Stock-based compensation expense and capitalized stock-based compensation cost for the three and nine months ended November 26, 2022 and November 27, 2021 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	November 26, 2022	November 27, 2021	November 26, 2022	November 27, 2021
Stock-based compensation expense:
Equity-classified share-settled awards	$2,313.3	$8,878.5	$18,746.9	$26,874.8
Liability-classified cash-settled awards	(692.9)	—	1,292.7	—
Total stock-based compensation expense	$1,620.4	$8,878.5	$20,039.6	$26,874.8

Capitalized stock-based compensation cost:
Equity-classified share-settled awards	$189.4	$195.7	$764.6	$783.9
Liability-classified cash-settled awards	(74.8)	—	48.6	—
Total capitalized stock-based compensation cost	$114.6	$195.7	$813.2	$783.9

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

Restricted Stock Awards

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five to seven equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock is based solely on time vesting. As of November 26, 2022, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock awards was $4.5 million, which is expected to be recognized over a weighted average period of 1.5 years.

Changes in the Company’s restricted stock awards for the nine months ended November 26, 2022 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock awards, beginning of period	472	$32.38
Granted	392	4.90
Vested	(165)	38.73
Forfeited	(128)	28.21
Unvested restricted stock awards, end of period	571	$12.61
Restricted Stock Units ("RSUs")

RSUs are issued and measured at fair market value on the date of grant and generally become vested in one to three equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. RSUs are converted into shares of common stock upon vesting. RSUs granted in May of 2022 will be settled in cash, rather than in equity, upon vesting. As of November 26, 2022, unrecognized compensation expense related to the unvested portion of the Company’s share-settled RSUs was $8.9 million, which is expected to be recognized over a weighted average period of 1.5 years. As of November 26, 2022, unrecognized compensation expense related to the unvested portion of the Company’s cash-settled RSUs was $3.8 million, which is expected to be recognized over a weighted average period of 2.2 years.

Changes in the Company’s RSUs for the nine months ended November 26, 2022 were as follows:

	Share-Settled		Cash-Settled
(Shares in thousands)	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units, beginning of period	2,600	$17.07	57	$23.44
Granted	117	11.79	2,272	8.93
Vested	(1,361)	15.10	(114)	9.82
Forfeited	(660)	18.64	(741)	10.28
Unvested restricted stock units, end of period	696	$18.55	1,474	$8.75
The liability for the cash-settled RSUs was approximately $0.9 million as of November 26, 2022, and is included in accrued expenses and other current liabilities on the consolidated balance sheet. During the three and nine months ended November 26, 2022, the Company paid $0.6 million for cash-settled RSUs.

Performance Stock Units ("PSUs")

PSUs are issued and measured at fair market value on the date of grant using the following performance periods and performance metrics. The performance metrics generally include one or more of Earnings Before Interest and Taxes ("EBIT"), Total Shareholder Return ("TSR") or Gross Margin Percentage ("GM") compared with the Company's peer groups as determined by the People, Culture and Compensation Committee of the Company's Board of Directors.

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

Vesting of PSUs awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test from the date of grant, during the performance period and, assuming achievement of the performance-based test, vest at the end of the performance period noted above, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the Company’s estimate of the percentage of the award that will be achieved. The Company evaluates the estimate on these awards on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of November 26, 2022, there was $5.6 million of unrecognized compensation expense associated with these awards, which is expected to be recognized over a weighted average period of 2.1 years.

The fair value of the PSUs granted in fiscal 2022 and 2021, for which performance during the three-year period will be based on a relative three-year goal metric relative to a peer group as indicated above, was estimated on the date of the grant using a Monte Carlo simulation that uses the assumptions noted in the following table.

	Nine Months Ended
Monte Carlo Simulation Assumptions	November 26, 2022	November 27, 2021
Risk Free Interest Rate	2.81%	0.29%
Expected Dividend Yield	—%	—%
Expected Volatility	54.02%	52.21%
Expected Term	3 years	3 years

Changes in the Company’s PSUs for the nine months ended November 26, 2022 were as follows:

(Shares in thousands)	Number of Performance Stock Units	Weighted Average Grant-Date Fair Value
Unvested performance stock units, beginning of period	1,298	$19.55
Granted	1,096	11.31
Vested	(640)	15.49
Forfeited or performance condition adjustments	(1,009)	15.43
Unvested performance stock units, end of period	745	$16.50

Inducement Awards

In fiscal 2020 and 2019, the Company granted stock-based awards to certain of the Company’s new executive officers as inducements material to their commencement of employment and entry into an employment agreement with the Company. These inducement awards were approved by the People, Culture and Compensation Committee of the Board of Directors of the Company and did not require shareholder approval in accordance with Nasdaq Listing Rule 5635(c)(4). The Company did not grant any such awards during nine months ended November 26, 2022.

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

Changes in the RSUs granted as inducement awards for the nine months ended November 26, 2022 were as follows:

(Shares in thousands)	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units, beginning of period	437	$6.10
Granted	—	—
Vested	(437)	6.09
Forfeited	—	—
Unvested restricted stock units, end of period	—	$—

On November 4, 2019, in connection with the appointment of the Company’s former President and Chief Executive Officer, the Company also granted inducement awards consisting of 273,735 PSU awards, which are not included above. The PSUs vested over two years, based on performance goals requiring the former President and CEO to prepare and deliver to the Board of Directors key objectives and goals for the Company and the strategies and initiatives for the achievement of such objectives and goals, and the former President and CEO's provision of updates to the Board of Directors regarding achievement of such goals and objectives. Vesting of the PSUs was also subject, in general, to the former President and CEO remaining in the Company’s service through the vesting date of November 4, 2021. On November 2, 2021, the People, Culture and Compensation Committee of the Board of Directors determined that the performance goals established for the awards had been met, and the awards vested in full.

Other than with respect to the vesting terms described above for the inducement awards to the Company's former President and Chief Executive Officer, inducement awards are generally subject to substantially the same terms and conditions as awards that are made under the 2018 Plan.

As of November 26, 2022, unrecognized compensation expense related to the unvested portion of the Company's inducement awards was $0.1 million and is expected to be recognized over a weighted average period of 0.4 years. Each inducement award recipient must hold at least fifty percent (50%) of the after-tax shares of common stock received pursuant to the inducement awards until they have satisfied the terms of the Company’s stock ownership guidelines.

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
Stock-based awards for the three and nine months ended November 26, 2022 of approximately 1.6 million and 2.0 million shares, respectively, and for the three and nine months ended November 27, 2021 of approximately 2.9 million and 2.9 million shares, respectively, were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

16) SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid income taxes of $4.3 million and $4.0 million in the first nine months of fiscal 2022 and 2021, respectively. In addition, the Company made interest payments of approximately $40.1 million and $34.5 million in the first nine months of fiscal 2022 and 2021, respectively.
In the first nine months of fiscal 2022, the Company acquired property, plant and equipment of approximately $25.9 million under finance lease arrangements.

The Company recorded an accrual for capital expenditures of $39.1 million as of November 27, 2021. There was no accrual for capital expenditures as of November 26, 2022.

The Company's accrual for dividends payable was $0.3 million and $0.9 million as of November 26, 2022 and November 27, 2021, respectively.

17) RESTRUCTURING AND TRANSFORMATION INITIATIVE EXPENSES
As of November 26, 2022 and February 26, 2022, the remaining accrual for severance and related costs related to these various initiatives was $32.9 million and $15.0 million, respectively.

Fiscal 2022 Restructuring and Transformation Initiative Expenses

The Company recorded $54.1 million and $131.4 million in its consolidated statements of operations for the three and nine months ended November 26, 2022, respectively, for costs associated with restructuring and other transformation initiatives, of which approximately $8.6 million and $7.4 million is included in cost of sales for the three and nine months ended November 26, 2022, respectively. In addition, for the three and nine months ended November 26, 2022, approximately $45.5 million and $123.8 million, respectively, was recorded in restructuring and transformation initiative expenses in the consolidated statements of operations, which included approximately $7.9 million and $42.9 million, respectively, of severance costs related to workforce reduction, store closures and leadership changes. The Company also recorded approximately $11.5 million and $18.3 million, respectively, for lease related and other costs, including in connection with store closures, and approximately $26.1 million and $62.6 million, respectively, of costs for other transformation initiatives for the three and nine months ended November 26, 2022.

As part of the Company's ongoing business transformation, on August 31, 2022, the Company announced the planned closure of approximately 150 lower-producing Bed Bath & Beyond banner stores as part of its real estate and store fleet optimization. During the three months ended November 26, 2022, the Company closed 6 Bed Bath & Beyond stores and recorded $3.9 million of severance costs and $1.4 million of lease-related and other costs associated with planned store closures for which the store closing process has commenced, in restructuring and transformation initiative expenses in the consolidated statements of operations and included above. The Company also recorded $8.6 million within cost of sales, as discussed above, related to the store closures. At this point, the Company is unable to reasonably estimate the amount or range of amounts expected to be incurred for future store closures in connection with these restructuring activities, both with respect to each major type of cost associated therewith and with respect to the total cost or estimated range of total cost.
Fiscal 2021 Restructuring and Transformation Initiative Expenses
The Company recorded $47.3 million and $226.5 million in its consolidated statements of operations for the three and nine months ended November 27, 2021, respectively, for costs associated with restructuring and other transformation initiatives, of which approximately $6.1 million and $127.1 million, respectively, is included in cost of sales and was related to the Company’s initiatives to introduce certain new Owned Brand merchandise. In connection with the launch of certain Owned Brands, the Company recorded this cost of sales adjustment to reduce inventory that will be removed from the product assortment as part of these introductions to its estimated realizable value. In addition to this charge, approximately $41.2 million and $99.4 million, respectively, is included in restructuring and transformation initiative expenses in the consolidated statements of operations and related to the following:

•Store Closures. During the three and nine months ended November 27, 2021, the Company closed 5 and 26 Bed Bath & Beyond stores, respectively, as part of its store network optimization program and included the closure of 207 mostly Bed Bath & Beyond through the end of fiscal 2021 (including the 144 stores closed in fiscal 2020). For the three and nine months ended November 27, 2021, the Company recorded costs associated with planned store closures for which the store closing process has commenced of approximately $6.9 million and $28.3 million, respectively, consisting of lease-related and other costs.
•Other transformation initiatives. $34.3 million and $71.1 million, respectively, related to costs recorded in connection with termination of facility leases and costs associated with other transformation initiatives, including technology transformation and business strategy and operating model transformation programs across core functions including merchandising, supply chain and finance.

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

The derivative cases were not included in the August 2021 settlement referred to above, but after mediation, a settlement in principle was reached in the first quarter of fiscal 2022. The settlement has been executed and was preliminarily approved by the New York State Court in June 2022. The court granted final approval to the settlement on September 21, 2022 and the settlement amount has been paid by the Company’s insurer.

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

Pursuant to their respective restricted stock and performance stock unit agreements, shares of restricted stock and performance-based stock units granted to Messrs. Eisenberg and Feinstein vested upon their resignation as members of the Board of Directors effective May 1, 2019, subject, however, to attainment of any applicable performance goals and the certification of the applicable performance-based tests by the People, Culture and Compensation Committee, as provided under their award agreements.

The Company’s former Chief Executive Officer (the "Former CEO") departed the Company effective as of May 12, 2019. In accordance with the terms of the Former CEO's employment and equity award agreements, the Former CEO was entitled to three times his then-current salary, payable over three years in normal payroll installments, except that any amount due prior to the six months after his departure, was paid in a lump sum after such six-month period. Such amounts will be reduced by any compensation earned with any subsequent employer or otherwise and will be subject to the Former CEO's compliance with a one-year non-competition and non-solicitation covenant. On October 21, 2019, the Former CEO entered into an agreement (the "Former CEO PSU Settlement Agreement") with the Company to reduce the PSUs held by him by an excess amount of outstanding PSUs granted to the Former CEO in the Company’s 2018 fiscal year as a result of the use of the fiscal 2017 peer group in lieu of the fiscal 2018 peer group. Further, as a result of this departure, the time-vesting component of the Former CEO's stock-based awards accelerated, including (i) stock options (which were "underwater" and expired without having been exercised by the Former CEO), (ii) PSU awards which had previously met the related performance-based test, had been certified by the People, Culture and Compensation Committee, and remained subject solely to time-vesting, and (iii) PSU awards (assuming target level of performance) which remain subject to attainment of any performance goals and the certification of the applicable performance-based tests by the People, Culture and Compensation Committee, as provided under his award agreements and subject to the terms of the Former CEO PSU Settlement Agreement.

In addition, the Company maintains employment agreements with other executives which provide for severance pay.

In connection with the sale of PersonalizationMall.com ("PMall"), the Company agreed to indemnify 1-800-FLOWERS.COM for certain litigation matters then existing at the time of the close of the transaction, including certain matters for which the Company is entitled to indemnification from the former owner of PMall in connection with the Company's purchase of PMall in fiscal 2016. During fiscal 2021, the Company recorded a liability for one such matter and a corresponding asset based on the Company's assessment of the ability to recover the expected loss under the indemnification provided at the time of its purchase of PMall. The matter has been settled and the settlement is to be paid by the former owner of PMall.

On August 23, 2022, a putative securities class action and shareholder derivative action was filed against the Company, Gustavo Arnal (the Company's former Chief Financial Officer), and certain third parties in the United States District Court for the District of Columbia. The case, which is captioned Si v. Bed Bath & Beyond Corp., et al., Case No. 2:22-cv-02541, asserts claims of breach of fiduciary duty, negligent misrepresentation, and violations of §§ 10(b) and 20(a) of the Exchange Act on behalf of a putative class of purchasers of our securities from March 25, 2022 through August 18, 2022. The Complaint alleges that certain of our disclosures about the Company's revenue and proposed divestments, as well as other disclosures made by certain of our investors about their holdings, during the putative class period were materially false or misleading. The Company is still evaluating the complaint, which is subject to amendment, but based on current knowledge the Company believes the claims are without merit. In November, 2022 an amended complaint was filed which removed Mr. Arnal as a defendant, shortened the class period and reduced the claims against the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the financial and other information included in the fiscal 2021 Form 10-K. This section, as well as other parts of this Form 10-Q, contain forward-looking statements, such as the Company's plans, estimates and expectations, that involve risks and uncertainties. The Company's actual results or other events could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below in "Risk Factors" and in "Forward-Looking Statements" and elsewhere in this report and also in "Risk Factors" under Part I, Item 1A of our 2021 Form 10-K.

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

Business Update

Beginning in the third quarter of fiscal 2022, the Company began to execute significant strategic and management changes to transform our business and adapt to the dynamic retail environment and the evolving needs of our customers in order to position ourselves for long-term success. Beginning in the third quarter of fiscal 2022, the Company began to execute a comprehensive strategic plan led by our new President and Chief Executive Officer, Sue Gove, who was appointed in October 2022 after serving as Interim Chief Executive Officer. This plan is focused on strengthening the Company’s financial position through additional liquidity and a reduction of its cost structure, better serving its customers through merchandising, inventory and customer engagement, and regaining our authority in the Home and Baby markets. To accelerate these strategic initiatives, the Company realigned its organizational structure, which included the creation of Brand President roles for Bed Bath & Beyond and BABY to lead merchandising, planning, brand marketing, site merchandising and stores for each banner.

In conjunction with the Company’s new strategic focus areas, the Company executed plans to rebalance its merchandise assortment to align with customer preference by leading with National Brands inventory and introducing new, emerging direct-to-consumer brands. Consequently, we announced the exiting of a third of our Owned Brands, including the discontinuation of three of our nine labels (Haven™, Wild Sage™ and Studio 3B™). We also expect to reduce the breadth and depth of inventory across our six remaining Owned Brands (Simply Essential™, Nestwell™, Our Table™, Squared Away™, H for Happy™ and Everhome™).

Although we moved quickly and effectively to change the assortment and other merchandising and marketing strategies, inventory and in-stock levels were lower than anticipated due to supplier constraints and vendor credit line decreases. This resulted in lower levels of in-stock presentation within the assortments than our customers expect. Consequently, net sales for the three months ended November 26, 2022 were $1.259 billion, a decrease of $618.8 million, or approximately 33.0%, compared with net sales of $1.878 billion for the three months ended November 27, 2021. Net sales for the nine months ended November 26, 2022 were $4.160 billion, a decrease of approximately 28.5% as compared with the nine months ended November 27, 2021.

To right-size our cost structure and store fleet based on lower volumes, we have implemented significant SG&A reductions. Key components of these reductions include:

•Reduction in SG&A by focusing on immediate priorities of merchandising, inventory, and traffic to align with changes in our store footprint, lower Owned Brands development and support, and deferral of longer-term strategic initiatives. Also, we have had a reduction in force, including an approximately 20% reduction across corporate and supply chain associates.
•The planned closure of approximately 150 lower-producing Bed Bath & Beyond banner stores, of which six closed in the quarter.

See further discussion of restructuring and transformation initiative expenses in the "Results of Operations" section herein.

Executive Summary

The following represents a summary of key financial results and related business developments for the periods indicated:

•Net sales for the three months ended November 26, 2022 were $1.259 billion, a decrease of approximately 33.0% as compared with the three months ended November 27, 2021. Net sales for the nine months ended November 26, 2022 were $4.160 billion, a decrease of approximately 28.5% as compared with the nine months ended November 27, 2021.
•Comparable Sales* for the three months ended November 26, 2022 decreased by approximately 32.0% compared to a decrease of approximately 7.0% for three months ended November 27, 2021. For the nine months ended November 26, 2022, Comparable Sales decreased by approximately 27.0%. Comparable Sales was not a meaningful metric for the nine months ended November 27, 2021 as a result of the impact of the extended closure of the majority of our stores due to the COVID-19 pandemic during a portion of the comparable period in fiscal 2020.
* See “Results of Operations – Net Sales” in this Management’s Discussion and Analysis for the definition and further information related to Comparable Sales.

•Net loss for the three months ended November 26, 2022 was $393.0 million, or 4.33 per diluted share, compared with net loss of $276.4 million, or $2.78 per diluted share, for the three months ended November 27, 2021. Net loss for the three months ended November 26, 2022 included a net unfavorable impact of $0.68 per diluted share associated with restructuring and other transformation initiatives, and non-cash impairment charges, partially offset by gain on extinguishment of debt of $1.04 per diluted share. Net loss for the three months ended November 27, 2021 included a net unfavorable impact of $2.53 per diluted share associated with non-cash impairment charges, charges associated with restructuring program and transformation initiatives, loss on sale of business, and the impact of recording a valuation allowance against the Company's U.S. federal and state deferred tax assets.
•Net loss for the nine months ended November 26, 2022 was $1.117 billion, or $13.40 per diluted share, compared with net loss of $400.5 million, or $3.90 per diluted share, for the nine months ended November 27, 2021. Net loss for the nine months ended November 26, 2022 included a net unfavorable impact of $3.65 per diluted share associated with inventory markdown reserves, restructuring and other transformation initiatives, and non-cash impairment charges, partially offset by gain on extinguishment of debt. Net loss for the nine months ended November 27, 2021 included a net unfavorable impact of $3.74 per diluted share associated with non-cash impairment charges, charges associated with restructuring program and transformation initiatives, loss on sale of business, and loss on extinguishment of debt, and the impact of recording a valuation allowance against the Company's U.S. federal and state deferred tax assets.

•In connection with our restructuring and transformation initiatives, during the three and nine months ended November 26, 2022, we recorded total expenses of $54.1 million and $131.4 million, respectively, including $8.6 million and $7.4 million in cost of sales for the three and nine months ended November 26, 2022. In addition, approximately $45.5 million and $123.8 million, respectively, is recorded in restructuring and transformation initiative expenses in the consolidated statement of operations, as well as $100.7 million and $182.9 million, respectively, of impairments.

•During the nine months ended November 26, 2022, we launched Welcome Rewards™. The Company plans to leverage its recently introduced, cross-banner loyalty program, Welcome Rewards™ to drive traffic, sales, and customer retention. Welcome Rewards™ brings valuable savings, more benefits, and special perks to customers who shop online and in stores nationwide at Bed Bath & Beyond, buybuy BABY, and Harmon. Customers earn and redeem points across the retail banners with every purchase.

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

Results of Operations
Net Sales

	Three Months Ended				Nine Months Ended
(in millions)	November 26, 2022	November 27, 2021	Change		November 26, 2022	November 27, 2021	Change
Net sales	$1,259.1	$1,877.9	$(618.8)	(33.0)%	$4,159.5	$5,816.4	$(1,656.9)	(28.5)%

Net sales for the three months ended November 26, 2022 were $1.259 billion, a decrease of $618.8 million, or approximately 33.0%, compared with net sales of $1.878 billion for the three months ended November 27, 2021. Net sales for the nine months ended November 26, 2022 were $4.160 billion, a decrease of $1.657 billion, or approximately 28.5%, compared with net sales of $5.816 billion for the nine months ended November 27, 2021. The decrease in net sales for the three and nine months ended November 26, 2022 was predominantly due to the decrease in Comparable Sales driven by lower customer traffic and conversion, in part due to consumer spending patterns and demand, a lack of inventory availability and assortment in key product areas, specifically within the Company's Owned Brands and National Brands product mix.
Sales consummated on a mobile device while physically in a store location and BOPIS orders are recorded as customer facing digital channel sales. Customer orders taken in-store by an associate through The Beyond Store, our proprietary, web-based platform, are recorded as in-store sales. Prior to implementation of BOPIS and contactless Curbside Pickup services, customer orders reserved online and picked up in a store were recorded as in-store sales. Sales originally consummated from customer facing digital channels and subsequently returned in-store are recorded as a reduction of in-store sales. Net sales consummated through digital channels represented approximately 33.0% and 37.0% of our sales for the three and nine months ended November 26, 2022, respectively, compared with approximately 35.1% and 35.8% of our sales for the three and nine months ended November 27, 2021, respectively.
Comparable Sales* for the three and nine months ended November 26, 2022 decreased by approximately 32.0% and 27.0%, respectively. Management attributes a portion of this decline to the impact of lower traffic due to macro-economic factors, such as steep inflation, and fluctuations in purchasing patterns of the consumer. Also contributing to the comparable sales decline was the lack of inventory availability and assortment in key product areas, due to vendor constraints and credit line decreases. Comparable Sales the three months ended November 27, 2021 decreased by approximately 7.0%. For the nine months ended November 27, 2021, Comparable Sales was not a meaningful metric as a result of the impact of the extended closure of the majority of our stores during a portion of the comparable period in fiscal 2020 due to the COVID-19 pandemic.
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
Sales of domestics merchandise and home furnishings accounted for approximately 36.0% and 64.0% of net sales, respectively, for the three months ended November 26, 2022, and approximately 37.6% and 62.4% of net sales, respectively, for the three months ended November 27, 2021. Sales of domestics merchandise and home furnishings accounted for approximately 36.4% and 63.6% of net sales, respectively, for the nine months ended November 26, 2022, and approximately 38.4% and 61.6% of net sales, respectively, for the nine months ended November 27, 2021.

Gross Profit

	Three Months Ended				Nine Months Ended
(in millions)	November 26, 2022	November 27, 2021	Change		November 26, 2022	November 27, 2021	Change
Gross profit	$278.8	$668.9	$(390.1)	(58.3)%	$1,026.4	$1,903.7	$(877.3)	(46.1)%

Gross margin	22.1%	35.6%	(13.5)%	(37.9)%	24.7%	32.7%	(8.0)%	(24.5)%

Gross profit for the three months ended November 26, 2022 was $278.8 million, or 22.1% of net sales, compared with $668.9 million, or 35.6% of net sales, for the three months ended November 27, 2021. Gross profit for the nine months ended November 26, 2022 was $1.026 billion, or 24.7% of net sales, compared with $1.904 billion, or 32.7% of net sales, for the nine months ended November 27, 2021. Gross profit margin as a percentage of net sales for the three months ended November 26, 2022 includes the unfavorable impact of the acceleration of inventory clearance activity resulting from actions taken to rebalance Owned Brands inventory levels in response to consumer preference as well as higher promotional activity.

Gross profit margin as a percentage of net sales for the nine months ended November 26, 2022 includes $91.6 million associated with the unfavorable impact of the acceleration of inventory clearance activity resulting from actions taken to rebalance Owned Brands inventory levels in response to consumer preference as well as higher promotional activity.

Gross profit for the three and nine months ended November 26, 2022 also includes higher freight expenses, both for inbound product shipments and direct-to-customer fulfillment.

Selling, General and Administrative Expenses

	Three Months Ended				Nine Months Ended
(in millions)	November 26, 2022	November 27, 2021	Change		November 26, 2022	November 27, 2021	Change
Selling, general and administrative expenses ("SG&A")	$583.6	$698.0	$(114.4)	(16.4)%	$1,856.0	$2,009.7	$(153.7)	(7.6)%

SG&A as a percentage of net sales	46.4%	37.2%	9.2%	24.7%	44.6%	34.6%	10.0%	28.9%

SG&A for the three months ended November 26, 2022 was $583.6 million, or 46.4% of net sales, compared with $698.0 million, or 37.2% of net sales, for the three months ended November 27, 2021. SG&A for the nine months ended November 26, 2022 was $1.856 billion, or 44.6% of net sales, compared with $2.010 billion, or 34.6% of net sales, for the nine months ended November 27, 2021. The decrease in SG&A for the three months ended November 26, 2022 compared with the three months ended November 27, 2021 was primarily attributable to the Company's cost reduction initiatives, primarily a decrease in payroll and payroll-related expenses of approximately $66.7 million (primarily salaries), a decline of approximately $19.9 million in rent and occupancy expenses driven by a lower store base as a result of the Company's real estate and store fleet optimization initiatives as well as cost reductions in marketing spend of approximately $15.7 million.

The decrease in SG&A for the nine months ended November 26, 2022 compared with the nine months ended November 27, 2021 was primarily attributable to the Company's cost reduction initiatives, primarily a decrease in payroll and payroll-related expenses of approximately $132.0 million (primarily salaries) and a decline of approximately $18.3 million in rent and occupancy expenses driven by a lower store base as a result of the Company's real estate and store fleet optimization initiatives.

The increase in SG&A as a percentage of net sales for the three and nine months ended November 26, 2022 was primarily due to the impact of de-leveraging of SG&A due to the declines in net sales noted above.

Impairments

Impairments for the three and nine months ended November 26, 2022 were $100.7 million and $182.9 million, respectively, compared with $1.8 million and $18.5 million, respectively, during the comparable periods last year. Impairment charges for the three months ended November 26, 2022 and November 27, 2021 included $100.7 million and $1.6 million, respectively, relating to certain store-level assets (including leasehold improvements and operating lease assets) and tradename impairments of $0.2 million for three months ended November 27, 2021. There were no tradename impairment charges for three months ended November 26, 2022. Impairment charges for the nine months ended November 26, 2022 and November 27, 2021 included $180.0 million and $15.6 million, respectively, relating to certain store-level assets (including leasehold improvements and operating lease assets) and tradename impairments of $2.9 million and $2.9 million, respectively.

Restructuring and Transformation Initiative Expenses

The Company recorded $54.1 million and $131.4 million in its consolidated statements of operations for the three and nine months ended November 26, 2022, respectively, for costs associated with restructuring and other transformation initiatives, of which approximately $8.6 million and $7.4 million is included in cost of sales for the three and nine months ended November 26, 2022, respectively. In addition, for the three and nine months ended November 26, 2022, approximately $45.5 million and $123.8 million, respectively, was recorded in restructuring and transformation initiative expenses in the consolidated statements of operations, which included approximately $7.9 million and $42.9 million, respectively, of severance costs related to workforce reduction, store closures and leadership changes. The Company also recorded approximately $11.5 million and $18.3 million, respectively, for lease related and other costs, including in connection with store closures, and approximately $26.1 million and $62.6 million, respectively, of costs for other transformation initiatives for the three and nine months ended November 26, 2022.

As part of the Company's ongoing business transformation, on August 31, 2022, the Company announced the planned closure of approximately 150 lower-producing Bed Bath & Beyond banner stores as part of its real estate and store fleet optimization. During the three months ended November 26, 2022, the Company closed 6 Bed Bath & Beyond stores and recorded $3.9 million of severance costs and $1.4 million of lease-related and other costs associated with planned store closures for which the store closing process has commenced, in restructuring and transformation initiative expenses in the consolidated statements of operations and included above. The Company also recorded $8.6 million within cost of sales, as discussed above, related to the store closures. At this point, the Company is unable to reasonably estimate the amount or range of amounts expected to be incurred for future store closures in connection with these restructuring activities, both with respect to each major type of cost associated therewith and with respect to the total cost or estimated range of total cost.

Loss on Sale of Businesses

During the three and nine months ended November 27, 2021, we recognized a loss of approximately $14.1 million and $18.2 million, respectively, primarily related to a $13.5 million charge associated with the fiscal 2021 settlement of the Christmas Tree Shops ("CTS") pension plan, as well as certain working capital and other adjustments related to the divestiture of certain banners in fiscal 2020.

Operating Loss

	Three Months Ended				Nine Months Ended
(in millions)	November 26, 2022	November 27, 2021	Change		November 26, 2022	November 27, 2021	Change
Operating Loss	$(450.9)	$(86.1)	$(364.8)	423.7%	$(1,136.3)	$(242.1)	$(894.2)	369.4%

As a percentage of net sales	(35.8)%	(4.6)%	(31.2)%	678.3%	(27.3)%	(4.2)%	(23.1)%	550.0%

For the three months ended November 26, 2022, operating loss was $450.9 million, or 35.8% of net sales, compared with an operating loss of $86.1 million, or 4.6% of net sales, for the three months ended November 27, 2021. Operating loss for the three months ended November 26, 2022 included the unfavorable impact of the acceleration of inventory clearance activity resulting from actions taken to rebalance Owned Brands inventory levels in response to consumer preference as well as higher promotional activity, $45.5 million associated with restructuring and other transformation initiatives, and $100.7 million for non-cash impairment charges (each as discussed above or below). The change in operating loss as a percentage of net sales for three months ended November 26, 2022 was primarily due to the decline in gross margin, as discussed above, as well as higher impairment charges compared to the three months ended November 27, 2021.

For the nine months ended November 26, 2022, operating loss was $1.136 billion, or 27.3% of net sales, compared with an operating loss of $242.1 million, or 4.2% of net sales, for the nine months ended November 27, 2021. Operating loss for the nine months ended November 26, 2022 included $91.6 million associated with the unfavorable impact of the acceleration of inventory clearance activity resulting from actions taken to rebalance Owned Brands inventory levels in response to consumer preference as well as higher promotional activity, $123.8 million associated with restructuring and other transformation initiatives, and $182.9 million for non-cash impairment charges (each as discussed above). The change in operating loss as a percentage of net sales for nine months ended November 26, 2022 was primarily due to the decline in gross margin, as discussed above, as well as higher restructuring and transformation initiative expenses and higher impairment charges compared to the nine months ended November 27, 2021.

Interest Expense, net

Interest expense, net for the three and nine months ended November 26, 2022 was $33.5 million and $68.6 million, respectively, compared with $15.8 million and $47.9 million, respectively, for the three and nine months ended November 27, 2021. For the three and nine months ended November 26, 2022, the increase in interest expense, net was primarily driven by an increase in borrowings and higher interest rates against our ABL and FILO facilities and finance lease liabilities.

(Gain) Loss on Extinguishment of Debt

Gain on extinguishment of debt for the three and nine months ended November 26, 2022 of $94.4 million related to the gain of approximately $102.8 million recorded for the privately negotiated exchange offers completed in November 2022, partially offset by third-party costs of approximately $8.0 million incurred with the Exchange Offers and $0.4 million of unamortized debt financing costs written-off related to the extinguished notes. Loss on extinguishment of debt for the nine months ended November 27, 2021 of $0.4 million related to partial repayment of senior unsecured notes. We did not record a gain or loss on extinguishment during the three months ended November 27, 2021.

Income Taxes

The effective tax rate for the three and nine months ended November 26, 2022 was (0.7)% and (0.6)%, respectively, compared with (171.3)% and (37.9)%, respectively, for the three and nine months ended November 27, 2021. For the three and nine months ended November 26, 2022, the effective tax rate reflects the impact of continuing to record a valuation allowance against the Company’s U.S. federal and state deferred tax assets (discussed below). For the three and nine months ended November 27, 2021, the effective tax rate reflects the impact of a charge to record a valuation allowance in the fiscal third quarter of $181.5 million, charges for restructuring and transformation initiatives, as well as a benefit under the provisions of the CARES Act.

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

In the third quarter of fiscal 2021, we concluded that, based on our evaluation of available objective positive and negative evidence, it was no longer more likely than not that our net U.S. federal and state deferred tax assets were recoverable. In assessing the realizability of deferred tax assets, the key assumptions used to determine positive and negative evidence included our cumulative taxable loss before income taxes for the past three years, current trends related to actual taxable earnings or losses, and expected future reversals of existing taxable temporary differences, as well as timing and the cost of our transformation initiatives and their expected associated benefits. Accordingly, in the third quarter of fiscal 2021, we recorded a valuation allowance against substantially all of our net U.S. federal and state deferred tax assets.

During the three and nine months ended November 26, 2022, we concluded that it continues to not be more likely than not that our net U.S. federal and state deferred tax assets are recoverable, and the Company's assertion for the need of a full valuation allowance remains as of November 26, 2022.

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

Net Loss

As a result of the factors described above, net loss for the three months ended November 26, 2022 was $393.0 million, or $4.33 per diluted share, compared with net loss of $276.4 million, or $2.78 per diluted share, for the three months ended November 27, 2021. Net loss for the three months ended November 26, 2022 included a net unfavorable impact of $0.68 per diluted share associated with charges for restructuring and other transformation initiatives, and non-cash impairment charges, partially offset by gain on extinguishment of debt (each as discussed above), as well as the associated tax effects. Net loss for the three months ended November 27, 2021 included a net unfavorable impact of $2.53 per diluted share associated with non-cash impairment charges, charges associated with restructuring program and transformation initiatives, loss on sale of business, and the impact of recording a valuation allowance against our U.S. federal and state deferred tax assets.

As a result of the factors described above, net loss for the nine months ended November 26, 2022 was $1.117 billion, or $13.40 per diluted share, compared with net loss of $400.5 million, or $3.90 per diluted share, for the nine months ended November 27, 2021. Net loss for the nine months ended November 26, 2022 included a net unfavorable impact of $3.65 per diluted share associated with inventory markdown reserves, restructuring and other transformation initiatives, and non-cash impairment charges, partially offset by gain on extinguishment of debt, as well as the associated tax effects. Net loss for the nine months ended November 27, 2021 included a net unfavorable impact of $3.74 per diluted share associated with non-cash impairment charges, charges associated with restructuring program and transformation initiatives, loss on sale of business, and loss on extinguishment of debt, partially offset by a gain on the sale of property, and the impact of recording a valuation allowance against our U.S. federal and state deferred tax assets (each as discussed above).

Liquidity and Capital Resources

The Company’s net cash used in operating activities was $307.6 million and $890.0 million for the three and nine months ended November 26, 2022. Cash, cash equivalents and restricted cash were $225.7 million as of November 26, 2022, a decrease of approximately $245.2 million as compared with February 26, 2022. On or around January 13, 2023, certain events of default were triggered under the Company’s Credit Facilities as a result of the Company’s failure to prepay an overadvance and satisfy a financial covenant, among other things. As a result of the continuance of such events of default, on January 25, 2023, the administrative agent under the Amended Credit Agreement notified the Company that (i) the principal amount of all outstanding loans under the Credit Facilities, together with accrued interest thereon, the FILO Applicable Premium and all fees (including, for the avoidance of doubt, any break funding payments) and other obligations of the Company accrued under the Amended Credit Agreement, are due and payable immediately, (ii) the Company is required, effective immediately, to cash collateralize letter of credit obligations under the Credit Facilities, and (iii) effective as of January 25, 2023, all outstanding loans and obligations under the Credit Facilities shall bear interest at an additional default rate of 2% per annum. See “Item 1A. Risk Factors – Certain events of default have occurred under our Amended Credit Agreement, as a result of which loans outstanding thereunder have been accelerated, among other things, and our lenders may exercise remedies against the collateral securing our obligations under the Credit Facilities.” As a result of these events of default, the Company classified its outstanding borrowings under its asset-based revolving credit facility (the “ABL Facility) and its FILO Facility as current in the consolidated balance sheet as of November 26, 2022. The Company’s outstanding borrowings under its ABL Facility and FILO Facility were $550.0 million and $375.0 million, respectively, as of November 26, 2022. In addition, the Company had $186.2 million in letters of credit outstanding under its ABL Facility as of November 26, 2022. The Company also had $1.030 billion in senior notes (excluding deferred financing costs) outstanding as of November 26, 2022. For information regarding the Company’s borrowings, see Note 12.

At this time, the Company does not have sufficient resources to repay the amounts under the Credit Facilities and this will lead the Company to consider all strategic alternatives, including restructuring its debt under the U.S. Bankruptcy Code. The Company is undertaking a number of actions in order to improve its financial position and stabilize its results of operations including but not limited to, cost cutting, lowering capital expenditures, and reducing its store footprint including related distribution centers. In addition, the Company will continue to seek reductions in rental obligations with landlords in its determination of the appropriate footprint, seek additional debt or equity capital, reduce or delay the Company's business activities and strategic initiatives, or sell assets. These measures may not be successful.

The Company's key drivers of cash flows are sales, management of inventory levels, vendor payment terms, and capital expenditures. Macro and micro economic challenges increased since the end of the second quarter of fiscal 2022 causing an acceleration of vendor payment terms and credit line constraints. This led to lower inventory receipts than anticipated in the third quarter of fiscal 2022, resulting in lower than required stock levels ahead of the holiday selling season. Additionally, certain service providers and vendors required prepayments.

Based on recurring losses from operations and negative cash flows from operations for the nine months ended November 26, 2022 as well as current cash and liquidity projections, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for the next 12 months. The consolidated financial statements do not include any adjustments that may result from the outcome of this going concern uncertainty.

ATM Program

On August 31, 2022, we established an at the market equity distribution program (the "ATM Program") (see “Shareholders' (Deficit) Equity,” Note 13 to the accompanying consolidated financial statements), under which we offered and sold 12 million shares of common stock for net proceeds of $72.2 million pursuant to the prospectus supplement dated August 31, 2022. On October 28, 2022, we filed a prospectus supplement to register additional shares of our common stock to offer and sell under the ATM Program at an aggregate sales price of up to $150.0 million. The net proceeds, after commissions and offering costs, from the ATM Program were used for a number of general corporate purposes, which include immediate strategic priorities such as rebalancing the Company's assortment and inventory. As of November 26, 2022, we have sold approximately 22.2 million shares for approximately $115.4 million of net proceeds under the Company's ATM Programs. Shares having an aggregate offering price of $105.6 million remained unsold under the ATM program as of the end of fiscal December 2022.

Exchange Offers

During the third fiscal quarter of 2022, the Company commenced exchange offers (the "Exchange Offers") with eligible holders for each series of Existing Notes as follows: (i) 2024 Notes for new 3.693% Senior Second Lien Secured Non-Convertible Notes due November 30, 2027 (the “New Second Lien Non-Convertible Notes”) and/or new 8.821% Senior Second Lien Secured Convertible Notes due November 30, 2027 (the “New Second Lien Convertible Notes”); (ii) 2034 Notes for new 12.000% Senior Third Lien Secured Convertible Notes due November 30, 2029 (the “New Third Lien Convertible Notes” and, together with the New Second Lien Non-Convertible Notes and the New Second Lien Convertible Notes, the “New Notes”); and (iii) 2044 Notes for New Third Lien Convertible Notes (see “Long-Term Debt,” Note 12 to the accompanying consolidated financial statements).

In November 2022, the Company completed privately negotiated exchange offers with existing holders of approximately $69.0 million, $15.3 million, and $70.2 million aggregate principal amount of 2024 Notes, 2034 Notes, and 2044 Notes, respectively, under which the Company issued an aggregate of approximately 13.6 million shares of common stock to the existing holders in exchange for the exchange notes, including accrued and unpaid interest, and 0.9 million shares in exchange for a cash payment from an existing holder of $3.5 million. The exchange notes were cancelled and no longer outstanding upon completion of the exchange.

On January 5, 2023, upon the expiration of the Exchange Offers, the Company announced the termination of the offer and consent solicitations with respect to its Existing Notes, as a result of the conditions applicable thereto not being satisfied. As a result of the termination of the Exchange Offers, none of the Existing Notes that had been tendered in the Exchange Offers were accepted for purchase and no consideration will be paid or become payable to holders of the Existing Notes who have tendered their Existing Notes in the Exchange Offers.

Capital Expenditures

Capital expenditures for the nine months ended November 26, 2022 were $322.1 million, which includes the entering into use of accrued capital expenditures of $63.4 million which were recorded in fiscal 2021. As the Company executes its new strategic plans and refine capital resources to improve liquidity, capital expenditures are related to maintenance, and investments in technology and digital offerings.

Stock Repurchases

During the three and nine months ended November 26, 2022, we repurchased approximately 0.3 million and 2.9 million shares, respectively, of our common stock, at a total cost of approximately $2.7 million and $45.9 million, respectively. For the nine months ended November 26, 2022, the stock repurchases included approximately 2.3 million shares at a total cost of approximately $40.4 million, repurchased under our share repurchase programs as authorized by our Board of Directors, which was completed in the first quarter of fiscal 2022.

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

Additionally, during the three and nine months ended November 26, 2022, we repurchased approximately 0.3 million and 0.6 million shares, respectively, of our common stock, to cover employee related taxes withheld on vested restricted stock, restricted stock unit awards, and performance stock unit awards at a total cost of approximately $2.7 million and $5.5 million, respectively. During the three and nine months ended November 27, 2021, we repurchased approximately 0.2 million and 0.6 million shares, respectively, of our common stock, to cover employee related taxes withheld on vested restricted stock, restricted stock unit awards, and performance stock unit awards at a total cost of approximately $5.5 million and $14.3 million, respectively.

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

Between December 2004 and April 2021, our Board of Directors authorized, through several share repurchase programs, the repurchase of up to $12.950 billion of our shares of common stock. We also acquire shares of our common stock to cover employee related taxes withheld on vested restricted stock, restricted stock units and performance stock unit awards. Since the initial authorization in December 2004, the aggregate total of common stock repurchased is approximately 265.0 million shares for a total cost of approximately $11.7 billion. We had approximately $1.2 billion remaining of authorized share repurchases as of November 26, 2022.

Decisions regarding share repurchases are within the discretion of the Board of Directors, and are influenced by a number of factors, including the price of our common stock, general business and economic conditions, our financial condition and operating results, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. Our share repurchase program could change, and could be influenced by several factors, including business and market conditions, such as the impact of the COVID-19 pandemic on our business operations or stock price. We review our alternatives with respect to its capital structure on an ongoing basis. Any future share repurchases will be subject to the determination of the Board of Directors, based on an evaluation of our earnings, financial condition and requirements, business conditions and other factors, including the restrictions on share repurchases under the ABL Facility (see “Long-Term Debt,” Note 12 to the accompanying consolidated financial statements). We do not currently have plans to engage in stock repurchases as this time.

Debt Repurchases

There were no debt repurchases made during the three and nine months ended November 26, 2022. During the nine months ended November 27, 2021, we purchased approximately $11.0 million aggregate principal amount of our outstanding 3.749% senior unsecured notes due August 1, 2024. There were no debt repurchases made during the three months ended November 27, 2021.

Cash Flow

Fiscal 2022 compared with Fiscal 2021

Net cash used in operating activities for the nine months ended November 26, 2022 was $890.0 million, compared with net cash used in operating activities of $264.7 million in the corresponding period in fiscal 2021. The year-over-year change in operating cash flow was primarily due to higher net loss, adjusted for non-cash expense, which included the impact of higher impairments in fiscal 2022, as well as decreases in accounts payable and accrued expenses and other current liabilities, partially offset by decreases in inventory.

Retail inventory, which includes inventory in our distribution facilities for direct to customer shipments, was approximately $1.436 billion at November 26, 2022, a decrease of 16.8% compared with retail inventory at February 26, 2022. We continue to focus on our inventory assortment changes and other merchandising strategies. In the fiscal third quarter of 2022, the Company's in-stock levels were lower than anticipated due to supplier constraints and vendor credit line decreases.

Net cash used in investing activities for the nine months ended November 26, 2022 was $322.1 million, compared with net cash used in investing activities of $227.5 million in the corresponding period of fiscal 2021. For the nine months ended November 26, 2022, net cash used in investing activities included $322.1 million of capital expenditures, which includes the entering into use of accrued capital expenditures of $63.4 million which were recorded in fiscal 2021. For the nine months ended November 27, 2021, net cash used in investing activities was comprised of $232.5 million of capital expenditures partially offset by $5.0 million in proceeds from the sale of property.

Net cash provided by financing activities for the nine months ended November 26, 2022 was $968.4 million, compared with net cash used in financing activities of $374.5 million in the corresponding period of fiscal 2021. Net cash provided by financing activities in the nine months ended November 26, 2022 was comprised of $1.225 billion of borrowings under the Credit Facilities, partially offset by repayments of $300.0 million, net proceeds from issuances of common stock and ATM Program offerings of $119.0 million, repurchases of common stock of $45.9 million, of which $40.4 million is related to our share repurchase program, payments of deferred financing costs of $19.5 million, payments of Exchange Offer costs of $8.0 million, repayments of finance leases of $1.8 million and dividend payments of $0.3 million. Net cash used in financing activities in the nine months ended November 27, 2021 was comprised of repurchases of our common stock of $358.9 million, of which $334.6 million is related to our share repurchase program, repayments of long-term debt of $11.4 million, payments of deferred financing costs of $3.4 million and dividend payments of $0.8 million.

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

Forward-Looking Statements

This Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended, including, but not limited to, our progress and anticipated progress towards our long-term objectives and our turnaround plan, as well as more generally the status of our future liquidity and financial condition and our outlook for our 2022 fiscal fourth quarter and 2022 fiscal year. Many of these forward-looking statements can be identified by use of words such as “may,” “will,” “expect,” “anticipate,” “approximate,” “estimate,” “assume,” “continue,” “model,” “project,” “plan,” “goal,” “preliminary,” and similar words and phrases, although the absence of those words does not necessarily mean that statements are not forward-looking. Our actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation: our ability to deliver and execute on our turnaround plan; the result of the evaluation of strategic alternatives, including restructuring or refinancing of our debt, seeking additional debt or equity capital, reducing or delaying our business activities and strategic initiatives, or selling assets, other strategic transactions and/or other measures, including obtaining relief under the U.S. Bankruptcy Code, and the terms, value and timing of any transaction resulting from that process; our ability to finalize or fully execute actions and steps that would be probable of mitigating the existence of “substantial doubt” regarding our ability to continue as a going concern; our ability to increase cash flow to support our operating activities and fund our obligations and working capital needs; general economic conditions including supply chain disruptions, labor shortages, wage pressures, rising inflation and the ongoing military conflict between Russia and Ukraine; challenges related to our relationships with our suppliers, the failure of our suppliers to supply us with the necessary volume and types of products; the impact of cost-savings measures; our inability to generate sufficient cash to service all of our indebtedness or our ability to access additional capital; changes to our credit rating or the terms on which vendors or others will provide us credit; the impact of strategic changes, including the reaction of customers to such changes; a challenging overall macroeconomic environment and a highly competitive retailing environment; changing consumer preferences, spending habits and demographics; demographics and other macroeconomic factors that may impact the level of spending for the types of merchandise sold by us; challenges in executing our omni-channel and transformation strategy, including our ability to establish and profitably maintain the appropriate mix of digital and physical presence in the markets we serve; our ability to successfully execute our store fleet optimization strategies, including our ability to achieve anticipated cost savings and to not exceed anticipated costs; our ability to execute on any strategic transactions and realize the benefits of any, partnerships, investments or divestitures; disruptions to our information technology systems, including but not limited to security breaches of systems protecting consumer and employee information or other types of cybercrimes or cybersecurity attacks; damage to our reputation in any aspect of our operations; the cost of labor, merchandise, logistical costs and other costs and expenses; potential supply chain disruption due to trade restrictions or otherwise, and other factors such as natural disasters, pandemics, including the COVID-19 pandemic, political instability, labor disturbances, product recalls, financial or operational instability of suppliers or carriers, and other items; inflation and the related increases in costs of materials, labor and other costs; inefficient management of relationships and dependencies on third-party service providers; our ability to attract and retain qualified employees in all areas of the organization; unusual weather patterns and natural disasters, including the impact of climate change; uncertainty and disruptions in financial markets; volatility in the price of our common stock and its effect, and the effect of other factors, on our capital allocation strategy; changes to statutory, regulatory and other legal requirements or deemed noncompliance with such requirements; changes to accounting rules, regulations and tax laws, or new interpretations of existing accounting standards or tax laws; new, or developments in existing, litigation, claims or assessments; and a failure of our business partners to adhere to appropriate laws, regulations or standards. Except as required by law, we do not undertake any obligation to update our forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment securities and the ABL Facility. Our market risks at November 26, 2022 are similar to those disclosed in Item 7A of our 2021 Form 10-K.

As of November 26, 2022, our investments include cash and cash equivalents of approximately $153.5 million, restricted cash of $72.2 million, and long-term investments in auction rate securities of approximately $21.4 million at weighted average interest rates of 0.74%, 0.06%, and 4.35%, respectively. The book value of these investments is representative of their fair values.

Our senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of November 26, 2022, the fair value of the senior unsecured notes was $205.3 million, which is based on quoted prices in active markets, compared with the carrying value of approximately $1.030 billion. As of November 26, 2022, the carrying amount of the ABL Facility approximates fair value as interest charged is based on the current market rate.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of November 26, 2022 (the end of the period covered by this quarterly report on Form 10-Q). Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

The derivative cases were not included in the August 2021 settlement referred to above, but after mediation, a settlement in principle was reached in the first quarter of fiscal 2022. The settlement has been executed and was preliminarily approved by the New York State Court in June 2022. The court granted final approval to the settlement on September 21, 2022 and the settlement amount has been paid by the Company’s insurer.

On August 23, 2022, a putative securities class action and shareholder derivative action was filed against the Company, Gustavo Arnal (the Company's former Chief Financial Officer), and certain third parties in the United States District Court for the District of Columbia. The case, which is captioned Si v. Bed Bath & Beyond Corp., et al., Case No. 2:22-cv-02541, asserts claims of breach of fiduciary duty, negligent misrepresentation, and violations of §§ 10(b) and 20(a) of the Exchange Act on behalf of a putative class of purchasers of our securities from March 25, 2022 through August 18, 2022. The Complaint alleges that certain of our disclosures about the Company's revenue and proposed divestments, as well as other disclosures made by certain of our investors about their holdings, during the putative class period were materially false or misleading. The Company is still evaluating the complaint, which is subject to amendment, but based on current knowledge the Company believes the claims are without merit. In November 2022 an amended complaint was filed which removed Mr. Arnal as a defendant, shortened the class period and reduced the claims against the Company.

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

ITEM 1A. RISK FACTORS

We may not be successful in implementing our transformative plan and we are considering all strategic alternatives, including restructuring or refinancing of our debt, seeking additional debt or equity capital, reducing or delaying our business activities and strategic initiatives, or selling assets, other strategic transactions and/or other measures, including obtaining relief under the U.S. Bankruptcy Code.

We are undertaking a number of actions to support our ongoing transformation, including but not limited to, cost cutting, lowering capital expenditures, and reducing our store footprint including related distribution centers. We will continue to seek reductions in rental obligations with landlords in our determination of the appropriate footprint. The timely achievement of our transformative plan as well as our ability to maintain an adequate level of liquidity are subject to various risks, some of which are outside of our control. We may not be successful in implementing our transformative plan or such initiatives may not be successful, which may adversely impact our business, financial condition or results of operations.

In addition, we continue to consider all strategic alternatives including restructuring or refinancing our debt, seeking additional debt or equity capital, reducing or delaying our business activities and strategic initiatives, or selling assets, other strategic transactions and/or other measures, including obtaining relief under the U.S. Bankruptcy Code. We may not be able to successfully execute any strategic alternatives we are currently considering or any others, and our ability to do so could be adversely affected by numerous factors, including changes in the economic or business environment, financial market volatility and the performance of our business. We caution that trading in our securities is highly speculative and poses substantial risks relating to the potential of bankruptcy proceedings. Trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any.

Certain events of default have occurred under our Amended Credit Agreement, as a result of which loans outstanding thereunder have been accelerated, among other things, and our lenders may exercise remedies against the collateral securing our obligations under the Credit Facilities.

Our obligations under the ABL Facility and the FILO Facility are secured by first priority liens on substantially all assets of the Company and certain of its subsidiaries, subject to customary exceptions. On or around January 13, 2023, certain events of default were triggered under our Credit Facilities as a result of our failure to prepay an overadvance and satisfy a financial covenant, among other things. As a result of the continuance of such events of default, on January 25, 2023, the administrative agent under the Amended Credit Agreement notified the Company that (i) the principal amount of all outstanding loans under the Credit Facilities, together with accrued interest thereon, the FILO Applicable Premium and all fees (including, for the avoidance of doubt, any break funding payments) and other obligations of the Company accrued under the Amended Credit Agreement, are due and payable immediately, (ii) the Company is required, effective immediately, to cash collateralize letter of credit obligations under the Credit Facilities, and (iii) effective as of January 25, 2023, all outstanding loans and obligations under the Credit Facilities shall bear interest at an additional default rate of 2% per annum. Without access to our revolving credit facility, we may not have the necessary cash resources for our operations and we may not have the cash resources available to repay accelerated obligations following the notice of acceleration received on January 25, 2023, refinance such indebtedness on commercially reasonable terms, or at all, or cash collateralize our letters of credit, and lenders under our Amended Credit Agreement may exercise remedies against the collateral securing our obligations thereunder, all of which would have a material adverse effect on our business, financial condition, results of operations and liquidity. As of November 26, 2022, the Company had (i) $550.0 million of borrowings outstanding under the ABL Facility and $186.2 million of outstanding letters of credit issued thereunder and (ii) $375.0 million of outstanding borrowings under the FILO Facility.

Without giving effect to the notice of acceleration described above, our Amended Credit Agreement provides for a $1.130 billion asset-based revolving credit facility (which shall be automatically and permanently reduced to (i) $1.030 billion on March 1, 2023 and (ii) $1.000 billion on August 30, 2023) and a $375 million first-in-last-out term loan credit facility. Our borrowing capacity under the ABL Facility varies according to the Company’s inventory levels and credit card receivables, net of certain reserves, and the FILO Facility is subject to a borrowing base consisting of eligible credit card receivables, eligible inventory and eligible intellectual property. In the event of any decrease in the amount of or appraised value of these assets or upon the disposition of assets, our borrowing capacity under either the ABL Facility or the FILO Facility, would similarly decrease, which could adversely impact our business and liquidity. We have announced the closure of approximately 150 lower-producing Bed Bath & Beyond banner stores. As the closures are completed, we expect our borrowing capacity under both the ABL Facility and FILO Facility may decrease to the extent sales and cash flow levels decrease following such store closures. The ABL Facility and FILO Facility contain customary affirmative and negative covenants and certain restrictions on operations become applicable if our availability falls below certain thresholds. These covenants could impose significant operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions such as asset sales and acquisitions, and to engage in other actions that we may believe are advisable or necessary for our business.

Our recurring losses and negative cash flow from operations, as well as current cash and liquidity projections, raise substantial doubt about our ability to continue as a going concern.

Based on recurring losses from operations and negative cash flows from operations for the nine months ended November 26, 2022 as well as current cash and liquidity projections, we have concluded that there is substantial doubt about our ability to continue as a going concern for the next twelve months. Our consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. You should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

Our business would be adversely affected if we are unable to service our debt obligations.

We have incurred substantial indebtedness under our senior unsecured notes and the Amended Credit Agreement. Our ability to pay interest and principal when due, comply with debt covenants or repurchase the senior unsecured notes if a change of control occurs, will depend upon, among other things, sales and cash flow levels and other factors that affect our future financial and operating performance, including prevailing economic conditions and financial and business factors, many of which are beyond our control. Given the current economic environment, and ongoing challenges to our business, we may be unable to service our debt obligations, maintain compliance with the minimum fixed charge coverage ratio covenant under the Amended Credit Agreement or comply with the other terms of the Amended Credit Agreement, which would among other things, result in an event of default under the Amended Credit Agreement. On or around January 13, 2023, certain events of default were triggered under our Credit Facilities as a result of our failure to prepay an overadvance and satisfy a financial covenant, among other things. As a result of the continuance of such events of default, on January 25, 2023, the administrative agent under the Amended Credit Agreement notified the Company that (i) the principal amount of all outstanding loans under the Credit Facilities, together with accrued interest thereon, the FILO Applicable Premium and all fees (including, for the avoidance of doubt, any break funding payments) and other obligations of the Company accrued under the Amended Credit Agreement, are due and payable immediately, (ii) the Company is required, effective immediately, to cash collateralize letter of credit obligations under the Credit Facilities, and (iii) effective as of January 25, 2023, all outstanding loans and obligations under the Credit Facilities shall bear interest at an additional default rate of 2% per annum.

The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents, borrowings under the Amended Credit Agreement and supplier and vendor financing. We have incurred net losses in our most recently completed three fiscal years, including a net loss of $559.6 million for the fiscal year ended February 26, 2022. We may continue to incur net losses in future periods, which would adversely affect our business, financial condition and ability to service our debt obligations, and due to the risks inherent in our operations, our future net losses may be greater than our past net losses. Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit availability, which cannot at all times be assured. Accordingly, there is no assurance that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions to reduce costs. There can be no assurance that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed would have a material adverse impact on our business and financial position.

If we become unable in the future to generate sufficient cash flow to meet our debt service requirements, we may be forced to take remedial actions such as restructuring or refinancing our debt; seeking additional debt or equity capital; reducing or delaying our business activities and strategic initiatives, selling assets, or other strategic transactions and/or measures, including obtaining relief under the U.S. Bankruptcy Code. There can be no assurance that any such measures would be successful.

Our ability to obtain any additional financing or any refinancing of our debt, if needed at any time, depends upon many factors, including our existing level of indebtedness and restrictions in the agreements governing our indebtedness, historical business performance, financial projections, the value and sufficiency of collateral, prospects and creditworthiness, external economic conditions and general liquidity in the credit and capital markets. Any additional debt, equity or equity-linked financing may require modification of our existing debt agreements, which there is no assurance would be obtainable. Any additional financing or refinancing could also be extended only at higher costs and require us to satisfy more restrictive covenants, which could further limit or restrict our business and results of operations, or be dilutive to our stockholders.

We have experienced significant turnover in our senior management team and across our organization, and our failure to attract and retain qualified personnel, skilled workers and key officers could have an adverse effect on us.

We have recently experienced significant turnover in our senior management team and reductions in our workforce and have promoted employees to fill certain key roles and are conducting searches for additional key roles, including a permanent chief financial officer. Our business may be adversely affected by the transitions in our senior management team and reduction in workforce, and turnover at the senior management level may create instability within the Company, which could disrupt and impede our day-to-day operations, internal controls and our ability to fully implement our business plan and growth strategy. In addition, management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution, and our results of operations and financial condition could be negatively impacted as a result. Competition for key management personnel is intense. If we fail to successfully attract and appoint permanent replacements with the appropriate expertise, we could experience increased employee turnover and harm to our business, results of operations, cash flow and financial condition. The search for permanent replacements could also result in significant recruiting and relocation costs, as well as increased salary and benefit costs. Like most businesses, our employees are important to our success and we are dependent in part on our ability to retain the services of our key management, operational, compliance, finance, administrative and store associate personnel. In order to compete and implement our growth strategy, we must attract, retain, and motivate employees, and turnover of senior management, store closures and reductions in workforce may make it difficult to retain qualified and skilled employees.

Refer to Part I, Item 1A, “Risk Factors,” of our 2021 Form 10-K, filed on April 21, 2022 with the SEC, and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our purchases of our common stock during the third quarter of fiscal 2022 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly or Announced Plans Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
August 28, 2022 - September 24, 2022	97,500	$9.32	97,500	$1,223,244,882
September 25, 2022 - October 22, 2022	222,400	$7.86	222,400	$1,221,496,662
October 23, 2022 - November 26, 2022	6,100	$3.75	6,100	$1,221,473,764
Total	326,000	$8.22	326,000	$1,221,473,764

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The information set forth under Item 5 below is incorporated by reference herein to the extent applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The information included in this Item 5 is provided in lieu of filing such information on a Current Report on Form 8-K under “Item 2.04 Triggering Events That Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement.”

On January 25, 2023, the Company received a notice of acceleration and default interest (the “Notice”) from JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) under the Amended Credit Agreement. The Notice provides that, as a result of the events of defaults that occurred on or around January 13, 2023 and are continuing, which were among other things due to the Company’s failure to prepay an overadvance and satisfy a financial covenant, the Administrative Agent has determined to exercise certain rights and remedies available pursuant to the Amended Credit Agreement such that: (i) the principal amount of all outstanding loans under the Credit Facilities, together with accrued interest thereon, the FILO Applicable Premium and all fees (including, for the avoidance of doubt, any break funding payments) and other obligations of the Company accrued under the Amended Credit Agreement, are due and payable immediately, (ii) the Company is required, effective immediately, to cash collateralize letter of credit obligations under the Credit Facilities, and (iii) effective as of January 25, 2023, all outstanding loans and obligations under the Credit Facilities shall bear interest at an additional default rate of 2% per annum.

As of November 26, 2022, the Company had (i) $550.0 million of borrowings outstanding under the ABL Facility and $186.2 million of outstanding letters of credit issued thereunder and (ii) $375.0 million of outstanding borrowings under the FILO Facility.

ITEM 6. EXHIBITS

The exhibits to this Report are included herein.

Exhibit No.	Exhibit

3.1
Company’s Amended and Restated Certificate of Incorporation as amended through June 30, 2009 (incorporated by reference to the Company’s Form 10-K for the year ended February 27, 2021 filed on April 22, 2021)

3.2	Amended and Restated By-Laws of Bed Bath & Beyond Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on June 19, 2019)

4.1
Amendment dated August 31, 2022 to Amended and Restated Credit Agreement, dated as of August 9, 2021, among the Company, certain of the Company’s US and Canadian subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent and Sixth Street Specialty Lending, Inc. as FILO agent and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 18, 2022)

10.1*	Employment Agreement between the Company and Laura Crossen (dated as of September 5, 2022)

10.2*	Employment Agreement between the Company and Sue Gove (dated as of November 11, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page of Bed Bath & Beyond Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2022, formatted in Inline XBRL (included within Exhibit 101 attachments)
________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BED BATH & BEYOND INC.
(Registrant)

Date: January 26, 2023	By:	/s/ Laura Crossen
Laura Crossen
Interim Chief Financial Officer