Form 10-K
period 2023-02-25
BED BATH & BEYOND INC
filed 2023-06-14
CIK 886158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 25, 2023

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
(Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes _ No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes X No__
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No X
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. X
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
As of August 27, 2022, the aggregate market value of the common stock held by non-affiliates (which was computed by reference to the closing price on such date of such stock on the Nasdaq Global Select Market) was $848,397,597.*
The number of shares outstanding of the registrant’s common stock (par value $0.01 per share) at May 9, 2023: 739,056,836.
*    For purposes of this calculation, all outstanding shares of common stock have been considered held by non-affiliates other than the 1,073,200 shares beneficially owned by directors and executive officers. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

*

INTRODUCTORY NOTE

On April 23, 2023 (the “Petition Date”), the Company and materially all of its direct and indirect subsidiaries (collectively, the “Debtors” or the “Company Parties”) filed a voluntary petition (the “Chapter 11 Cases”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). On the Petition Date, the Company Parties filed a motion with the Bankruptcy Court seeking to jointly administer the Chapter 11 Cases. On April 24, 2023, the Bankruptcy Court entered an order approving joint administration under the caption “In re Bed Bath & Beyond Inc.,” Case No. 23-13359. Certain of the Company’s subsidiaries were not included in the Chapter 11 filing.

On April 25, 2023, the Bankruptcy Court entered an order approving the bidding procedures in connection with the sale of all or substantially all of the Debtors’ assets.

1.    Stalking Horse Deadline: June 11, 2023, at 5:00 p.m. (prevailing Eastern Time)

2.    Bid Deadline: June 16, 2023, at 12:00 p.m. (prevailing Eastern Time)

3.    Auction (if applicable): An Auction may be held on June 21, 2023, at 10:00 a.m. (prevailing Eastern Time) via live auction

4.    Notice of Successful Bidder: As soon as reasonably practicable after the conclusion of the Auction (if necessary).

5. Sale Objection Deadline: June 26, 2023, at 9:00 a.m. (prevailing Eastern Time)

6.     Sale Hearing: June 27, 2023, or as soon thereafter as the Court’s calendar permits

The Company Parties continue to operate their business and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Except as otherwise specifically stated herein, the description and disclosures presented elsewhere in this Form 10-K reflect the Company’s business as of February 25, 2023, prior to the filing of the Chapter 11 Cases. As a result of the filing of the Chapter 11 Cases, the Company no longer has any operations, other than those relating to the wind down of its business and the completion of the Chapter 11 process.

CAUTIONARY INFORMATION REGARDING TRADING IN THE COMPANY’S SECURITIES

Holders of the Company’s equity securities will likely be entitled to no recovery on their investment following the Chapter 11 Cases, and recoveries to other stakeholders cannot be determined at this time. The Company cautions that trading in the Company’s securities given the pendency of the Chapter 11 Cases is highly speculative and poses substantial risk. Trading prices for the Company’s securities bear little or no relationship to the actual value realized, if any, by holders of the Company’s securities in the Chapter 11 Cases. Accordingly, the Company urges extreme caution with respect to existing and future investment in its securities.

PART I

Unless otherwise indicated, references to "we," "our," "us," "ourselves" and the "Company" refer collectively to Bed Bath & Beyond Inc. and its subsidiaries as of February 25, 2023. Our fiscal year is comprised of the 52 or 53 week period ending on the Saturday nearest February 28. Accordingly, throughout this Annual Report on Form 10-K: (i) the term "Fiscal 2022" means our fiscal year beginning February 27, 2022, and ending February 25, 2023, (ii) the term "Fiscal 2021" means our fiscal year beginning February 28, 2021, and ending February 26, 2022, and (iii) the term "Fiscal 2020" means our fiscal year beginning March 1, 2020, and ending February 27, 2021. Unless otherwise indicated, all references herein to periods of time (e.g., quarters) are in relation to the fiscal years defined above.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Many of these forward-looking statements can be identified by use of words such as “may,” “will,” “expect,” “anticipate,” “approximate,” “estimate,” “assume,” “continue,” “model,” “project,” “plan,” “goal,” “preliminary,” and similar words and phrases, although the absence of those words does not necessarily mean that statements are not forward-looking. Our actual results and future financial condition may differ materially from those expressed in any such forward-looking statements as a result of many factors. Such factors include, without limitation:

•the Chapter 11 Cases and the Chapter 11 process;

•risks attendant to the bankruptcy process, including the Company’s ability to obtain court approval from the Bankruptcy Court (as defined herein) with respect to motions or other requests made to the Bankruptcy Court throughout the course of the Chapter 11 Cases (as defined herein), including with respect the DIP Facility (as defined herein);

•the effects of the Chapter 11 Cases, including increased legal and other professional costs necessary to execute the Company’s reorganization, on the Company’s liquidity (including the availability of operating capital during the pendency of the Chapter 11 Cases), results of operations or business prospects;

•the effects of the Chapter 11 Cases on the interests of various constituents and financial stakeholders;

•the length of time that the Company will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the Chapter 11 Cases;

•objections to the Company’s Chapter 11 process, or other pleadings filed that could protract the Chapter 11 Cases;

•risks associated with third-party motions in the Chapter 11 Cases;

•the Company’s ability to comply with the restrictions imposed by the terms and conditions of the DIP Credit Agreement (as defined herein) and other financing arrangements;

•risks relating to the delisting of the Company’s common stock from Nasdaq and future quotation of the Company’s common stock;

•the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures, and the potential for material weaknesses in the Company’s internal controls over financial reporting or other potential weaknesses of which the Company is not currently aware or which have not been detected; and

•the impact of litigation and regulatory proceedings.

Except as required by law, we do not undertake any obligation to update our forward-looking statements. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could prove inaccurate.

Any forward-looking statement we make in this Annual Report on Form 10-K or elsewhere speaks only as of the date on which we make it. The risks identified above are not exhaustive, and you should be aware that there may be other risks that could adversely affect our business and financial performance. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth under the caption “Risk Factors” in this Annual Report on Form 10-K, may cause actual results to differ materially from those indicated by our forward-looking statements. We have no duty, and do not intend, to update or revise the forward-looking statements we make in this Annual Report on Form 10-K or elsewhere, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that the future events or circumstances described in any forward-looking statement we make in this Annual Report on Form 10-K or elsewhere might not occur.

ITEM 1 – BUSINESS

Overview

The description of the Company’s business contained herein reflects the Company’s operations of its business prior to the filing of the Chapter 11 Cases on April 23, 2023. As a result of the filing of the Chapter 11 Cases, the Company no longer has operations, other than those relating to the wind down of its business and completion of the Chapter 11 process.

The Company is an omni-channel retailer that makes it easy for our customers to feel at home. We sell a wide assortment of merchandise in the Home, Baby, Beauty & Wellness markets and operate under the names Bed Bath & Beyond and buybuy BABY ("BABY").

Our portfolio of banners consists of:

Bed Bath & Beyond - a specialty home retailer in the U.S that sells a wide assortment of domestic merchandise and home furnishings. Bed Bath & Beyond is a destination in the home space, particularly in key product categories including bedding, bath, kitchen food prep, home organization and indoor decor.

buybuy BABY - a specialty baby retailer in North America that sells a wide assortment of baby essentials and nursery furnishings. BABY strives to build trust with parents by supporting them with what they need so families can celebrate every milestone – big and small – together.

We offer a broad assortment of national brands and an assortment of proprietary owned brands (the “Owned Brands”). Owned Brand merchandise in key destination categories including bedding, bath, kitchen, food prep, home organization, indoor décor, baby and personal care.

Across our banners, we carry a wide variety of domestics, and home furnishings and baby merchandise. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, food prep, fine tabletop, basic housewares, home organization, general home furnishings (including furniture and wall décor), consumables, and certain juvenile products. Our Owned Brands in domestics and home furnishings include Simply Essential™, Nestwell™, Our Table™, Squared Away™, H for Happy™ and Everhome™. Our Owned Brands in baby include Mighty Goods™ and Ever & Ever™.

We operate an omni-channel platform consisting of various websites and applications and physical retail stores. Our e-commerce platforms include bedbathandbeyond.com and buybuybaby.com. We operate Bed Bath & Beyond and buybuy BABY stores.

We are driving a digital-first, omni-always strategy and optimizing our digital and physical store channels to provide our customers with an omni-channel shopping experience. Digital purchases, including web and mobile, can be shipped to a customer from our distribution facilities, directly from vendors, or from a store. Store purchases are primarily fulfilled from that store's inventory or may also be shipped to a customer from one of our distribution facilities, from a vendor, or from another store. Customers can also choose to pick up orders using our Buy Online Pickup In Store ("BOPIS") and contactless Curbside Pickup services, as well as return online purchases to a store, or have an order delivered through one of our delivery partners.

We operated 872 retail stores, as of February 25, 2023, consisting of 696 Bed Bath & Beyond stores in all 50 states, the District of Columbia, Puerto Rico and Canada, 131 BABY stores in 37 states and Canada and 45 Harmon stores in 2 states. During Fiscal 2022, we opened 7 new stores and closed 88 stores. As of February 25, 2023, our total store square footage, net of openings and closings, was approximately 25.5 million square feet. In addition to our U.S. and Canadian operations, we are a partner in a joint venture that operates 5 stores in Mexico under the name Bed Bath & Beyond.

We account for our operations as one North American Retail reporting segment. In Fiscal 2020, we accounted for our operations as two operating segments: North American Retail and Institutional Sales, the latter of which did not meet the quantitative thresholds under GAAP and, therefore, was not a reportable segment, and which was divested in October 2020. Net sales outside of the U.S. were not material for Fiscal 2022, 2021, or 2020.

Recent Developments

Chapter 11 Bankruptcy

On April 23, 2023 (the “Petition Date”), the Company and materially all of its direct and indirect subsidiaries (collectively, the “Debtors” or the “Company Parties”) filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). On the Petition Date, the Company Parties filed a motion with the Bankruptcy Court seeking to jointly administer the Chapter 11 Cases. On April 24, 2023, the Bankruptcy Court entered an order approving joint administration under the caption “In re Bed Bath & Beyond Inc.,” Case No. 23-13359. Certain of the Company’s subsidiaries were not included in the Chapter 11 filing.

The Company Parties continue to operate their business and manage their properties as “debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company Parties filed with the Bankruptcy Court motions seeking a variety of “first-day” relief, including authority to pay employee wages and benefits and to pay vendors and suppliers for goods and services provided both before and after the Petition Date. In addition, the Company filed with the Bankruptcy Court a motion seeking approval (“Interim DIP Order”) of debtor-in-possession financing (“DIP Financing”) in the form of the DIP Credit Agreement (as defined and described below). Following a hearing held on April 24, 2023, the Bankruptcy Court approved the Company Parties’ motions seeking a variety of “first-day” relief on an interim basis. The Company Parties resolved numerous informal comments and many of the "first-day" motions were entered on a final basis consensually. A hearing was scheduled on June 14, 2023 for the Bankruptcy Court to consider final approval of the relief requested in certain first day motions, and final approval of the DIP Facility.

DIP Credit Agreement

Prior to the Petition Date, the Company Parties and Sixth Street Specialty Lending, Inc., Sixth Street Lending Partners and TAO Talents (the “DIP Parties”) agreed to enter into a senior secured super-priority debtor-in-possession term loan credit facility in an aggregate principal amount of $240,000,000 subject to the terms and conditions set forth therein (the “DIP Credit Agreement”). On April 25, 2023, the Bankruptcy Court entered an order approving entry into the DIP Credit Facility on an interim basis. Pursuant to the DIP Credit Agreement, the DIP Lenders have provided a senior secured super-priority debtor in possession term loan facility (the “DIP Facility”), consisting of (1) a new money single draw term loan facility in the amount of $40 million, and (2) a roll-up of certain secured obligations under the existing prepetition credit agreement between the Company Parties and the Prepetition FILO Lenders in the amount of $200 million. Borrowings under the DIP Facility are senior secured obligations of the Company and certain Company Parties, secured by a super priority lien on the collateral under the Amended and Restated Credit Agreement, dated as of August 9, 2021 (as amended by that certain First Amendment to Amended and Restated Credit Agreement, dated as of August 31, 2022, that certain Second Amendment to Amended and Restated Credit Agreement and Waiver, dated as of February 7, 2023, that certain Third Amendment to Amended and Restated Credit Agreement and Waiver, dated as of March 6, 2023, that certain Fourth Amendment to Amended and Restated Credit Agreement and Waiver, dated as of March 30, 2023, that certain Fifth Amendment to Amended and Restated Credit Agreement and Waiver, dated as of April 6, 2023 and that certain Sixth Amendment to Amended and Restated Credit Agreement, Consent and Waiver, dated as of April 21, 2023, the “Existing Credit Agreement”), as well as all unencumbered assets of the Company Parties (subject to customary exceptions). The DIP Credit Agreement has various customary covenants, as well as covenants mandating compliance by the Debtors with a 13-week budget, variance testing and reporting requirements, among others. The proceeds of all or a portion of the proposed DIP Credit Agreements may be used for, among other things, post-petition working capital for the Company and its subsidiaries, payment of costs to administer the Chapter 11 Cases, payment of expenses and fees of the transactions contemplated by the Chapter 11 Cases, payment of court-approved adequate protection obligations under the DIP Credit Agreements, and payment of other costs, in each case, subject to an approved budget and such other purposes permitted under the DIP Credit Agreement and the Interim DIP Order or any other order of the Bankruptcy Court.

The Company Parties are seeking final approval of the DIP Credit Agreement at a hearing before the Bankruptcy Court, contemplated to occur on or about June 14, 2023.

Nasdaq Delisting Proceedings

On April 24, 2023, the Company received written notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, as a result of the Chapter 11 Cases and in accordance with the Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq had determined that the Company’s common stock will be delisted from Nasdaq Trading of the Company’s common stock was suspended at the opening of business on May 3, 2023.

Following delisting from Nasdaq, the Company’s common stock has been quoted in the OTC Pink Open Market under the symbol “BBBYQ”. The OTC Pink Open Market is a significantly more limited market than Nasdaq, and quotation on the OTC Pink Open Market likely results in a less liquid market for existing and potential holders of the common stock to trade the Company’s common stock and could further depress the trading price of the common stock. The Company can provide no assurance as to whether broker-dealers will continue to provide public quotes of the common stock on this market, or whether the trading volume of the common stock will be sufficient to provide for an efficient trading market.

We expect Nasdaq to file a Form 25 with the SEC to delist our common stock from trading on Nasdaq and to remove it from registration under Section 12(b) of the Exchange Act, which will become effective 10 days after such filing. In accordance with Rule 12d2-2 of the Exchange Act, the de-registration of our common stock under Section 12(b) of the Exchange Act will become effective 90 days, or such shorter period as the SEC may determine, from the date of the Form 25 filing.

Appointment of Chief Restructuring Officer

Effective on April 22, 2023, the Company appointed Holly Etlin to serve as the Chief Restructuring Officer (“CRO”) of the Company for such a term and in accordance with the terms and conditions of that certain engagement letter, dated as of April 21, 2023 by and among and the Company and AP Services, LLC (the “AP Engagement Letter”). As further set forth in the AP Engagement Letter, Ms. Etlin’s authority as CRO includes, in coordination with the Company’s advisors and management, (a) overseeing the Chapter 11 Cases and court-supervised liquidation and sale process, (b) overseeing cash management and liquidity forecasting, (c) the development of, or revisions to, the Company’s business plan, and (d) engagement with creditors and other stakeholders. Ms. Etlin shall serve at the direction of an ad hoc committee of the Board of Directors of the Company and its subsidiaries comprised of Carol Flaton, Pamela Corrie, Jonathan Foster, and Joshua Schechter, in accordance with the terms and conditions of the AP Engagement Letter.

Divestiture of Non-Core Assets

During Fiscal 2020, we divested five non-core banners, including One Kings Lane in the first quarter, PersonalizationMall.com in the second quarter, Linen Holdings and Christmas Tree Shops in the third quarter and Cost Plus World Market in the fourth quarter, generating approximately $534 million in net proceeds. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for detailed information relating to these divestitures.

Fiscal 2022 Strategic Transformation

Beginning in the third quarter of Fiscal 2022, we underwent significant strategic and management changes to transform our business and adapt to the dynamic retail environment and the evolving needs of our customers in order to position ourselves for long-term success. The Company began to execute a comprehensive strategic plan led by our new President and Chief Executive Officer, Sue Gove, who was appointed in October 2022 after serving as Interim Chief Executive Officer.

•Change in leadership and strategy: We realigned our organizational structure, which included the creation of Brand President roles for Bed Bath & Beyond and buybuy BABY to lead merchandising, planning, brand marketing, site merchandising and stores for each banner.

•Owned Brands: We exited a third of our Owned Brands, including the discontinuation of three of our nine labels (Haven™, Wild Sage™ and Studio 3B™). We also expect to reduce the breadth and depth of inventory across our six remaining Owned Brands (Simply Essential™, Nestwell™, Our Table™, Squared Away™, H for Happy™ and Everhome™).

•Introduction of Welcomes Rewards: During the second quarter of fiscal 2022, we launched our cross-banner customer loyalty program, Welcome Rewards™, which allows members to earn points for each qualifying purchase at its retail banners either online or in its stores. Points earned are then converted to rewards upon reaching certain thresholds.

•Right-sizing cost structure and store fleets to better serve customers: We increased our focus on strategic investments in technologies, capabilities and services, store maintenance, and the expansion of digital offerings and services. We also initiated a strategic revaluation of store remodel plans and returns given changes in customer shopping and service.

•Supporting the growth of buybuy BABY: We began to expand as we worked to become a solution for parents from pre-natal to pre-school. During Fiscal 2022, we launched the first two exclusive buybuy Baby brands, Mighty Goods™ and Ever & Ever™ which are available exclusively at buybuy BABY stores and online at buybuyBABY.com.

Store Closings

In support of the Company’s transformation, the Company reduced its store footprint and closed 88 stores during Fiscal 2022. Additionally, as of the commencement of Chapter 11 Case the Company has begun the closing of the remaining stores, and the

Company Parties are actively seeking to market and sell real property leases in order to capture substantial value and avoid significant costs associate with such leases.

Rebalancing our Merchandise

In conjunction with the Company’s new strategic focus areas, the Company executed plans to rebalance our merchandise assortment to align with customer preference by leading with National Brands inventory and introducing new, emerging direct-to-consumer brands. Consequently, we announced the exiting of a third of our Owned Brands, including the discontinuation of a third of our nine labels (Haven™, Wild Sage™ and Studio 3B™). We also expect to reduce the breadth and depth of inventory across our six remaining Owned Brands (Simply Essential™, Nestwell™, Our Table™, Squared Away™, H for Happy™ and Everhome™).

Exit from Harmon, Decorist and Canadian Operations

We have continued to create a more focused portfolio, including through the exit of unprofitable businesses such as our Harmon, Decorist and Canada operations. On September 26, 2022, we announced Decorist, an e-design platform we acquired in 2017, would wind down existing projects by October 12, 2022. On January 30, 2023, we announced plans to close all of our Harmon beauty product stores. During the fourth quarter of Fiscal 2022, we begun the exit of our Canadian operations.

On February 10, 2023 (the “Canadian Petition Date”), BBB Canada Limited made an application with the Ontario Superior Court of Justice (the “Canadian Court”). BBB Canada Limited was granted an order, which, among other provisions, provides a stay of proceedings pursuant to the Companies’ Creditors Arrangement Act (the “CCAA”). The CCAA is a Federal Act that allows financially troubled corporations that owe their creditors in excess of $5 million the opportunity to restructure their affairs. Although Bed Bath & Beyond Canada L.P. (“BBB LP” and together with BBB Canada Limited, “BBB Canada”) did not file an application with the Canadian Court, the stay of proceedings under the CCAA and other benefits were extended to BBB LP. BBB Canada initiated a wind-down of Bed Bath & Beyond and Buy Buy Baby Stores in Canada under the CCAA. A monitor was appointed by the Canadian Court on February 10, 2023 to oversee the orderly liquidation of its remaining inventory with assistance from a third-party professional liquidator and vacate its leased retail stores and premises.

Financial Position Realignment

The description of the Company’s business contained herein reflects the Company’s operations of its business prior to the filing of the Chapter 11 Cases on April 23, 2023. As a result of the filing of the Chapter 11 Cases, the Company no longer has operations, other than those relating to the wind down of its business and completion of the Chapter 11 process.

The Company focused on its financial position with the following efforts prior to the filing of the Chapter 11 Cases:

•Right-sizing cost structure and infrastructure to reflect business operations: We initiated a strategic revaluation of our overall expense and operational structure to align with business performance and target profitability.

•Organizational changes to drive key focus areas: We realigned our executive leadership team and streamlined our organizational structure to focus on immediate priorities and important changes to operations. In conjunction with these changes, the Company has eliminated the Chief Operating Officer, Chief Stores Officer, Chief Merchandising Officer, Chief Customer Officer and Chief Growth Officer roles.

•Supply chain optimization: We completed a supply chain network study to improve cost to serve and time to deliver for our customers by streamlining fulfillment center and distribution center operations.

•Supporting our supplier and vendor partners: The Company’s teams worked closely with supplier and vendor partners to ensure customers have access to a strong assortment of their favorite brands across both store and digital channels. The customer experience is our top priority and we made meaningful progress to improve our business and calibrate to customer demand. In addition to leveraging our recent capital to reinvest in high demand inventory, we also worked to develop a third-party consignment program to allow us to fortify our product assortments by expanding merchandise availability from key supplier partners.

•Obtaining additional capital: On February 7, 2023, the Company consummated an underwritten public offering of (i) shares of Series A Convertible Preferred Stock (“Series A”), (ii) warrants to purchase shares of the Company’s Common Stock (“Common Stock Warrants”), and (iii) warrants to purchase shares of the Company’s Series A Convertible Preferred Stock (“Preferred Stock Warrants”). The gross proceeds received for the Series A was $225.0 million and there was no additional consideration received for the Common Stock Warrants and Preferred Stock Warrants issued. Between February 7, 2023 and March 27, 2023, a holder exercised 14,212 Series A Convertible Preferred Stock Warrants to

purchase 14,212 shares of Series A Convertible Preferred Stock for aggregate proceeds to the Company of $135,014,000. After the Company anticipated that it would not be able to meet the conditions to force the exercise of the Series A Convertible Preferred Stock Warrants in the future and receive cash proceeds therefore, on March 30, 2023, the Company and such holder entered into an exchange agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the Company exchanged the warrants to purchase Series A Convertible Preferred Stock to purchase 70,004 shares of Series A Convertible Preferred Stock, par value $0.01 per share and stated value of $10,000 per share for 10,000,000 shares of common stock and rights to receive 5,000,000 shares of common stock upon the effectuation of a reverse stock split. The Series A Convertible Preferred Stock Warrants were terminated pursuant to the Exchange Agreement.

•Amending the credit facility to enable strategic initiatives:

◦On February 7, 2023, the Company entered into the Second Amendment (the “Second Amendment”) to that certain Amended and Restated Credit Agreement, dated as of August 9, 2021 (the “Credit Agreement” and as further amended, the “Amended Credit Agreement”), with certain of the Company’s US and Canadian subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), Sixth Street Specialty Lending, Inc., as FILO agent (the “FILO Agent”), and the lenders party thereto. Pursuant to the Second Amendment, the lenders agreed to (i) waive any outstanding defaults or events of default under the existing Credit Facilities consisting of an asset-based revolving credit facility (the “ABL Facility”) and a first-in-last-out term loan credit facility (the “FILO Facility” and, together with the ABL Facility, the “Credit Facilities”) and (ii) rescind the implementation of the acceleration of obligations under the existing Credit Facilities, the requirement to cash collateralize letters of credit obligations under the existing Credit Facilities and the default interest on the outstanding obligations under the existing Credit Facilities.

◦On March 6, 2023, the Company entered into a waiver and amendment (the “Third Amendment”) to the Amended Credit Agreement. The Third Amendment waived certain defaults and events of default under the Amended Credit Agreement related to negative and affirmative covenants, including relating to the timely approval of the Company’s budget, which impacted the receipt of equity proceeds pursuant to the Equity Commitment Documents by the then Required Funding Date (as defined in the Amended Credit Agreement) and subsequently triggered the required satisfaction of the springing fixed charge coverage ratio.

◦On March 30, 2023, the Company entered into a waiver and amendment (the “Fourth Amendment”) to the Amended Credit Agreement. The Fourth Amendment waived certain events of default under the Amended Credit Agreement related to negative and affirmative covenants. The Fourth Amendment also revised provisions of the Amended Credit Agreement relating to the Equity Commitment (as defined in the Amended Credit Agreement) to reflect the Company’s entry into an at-the-market sales agreement, dated March 30, 2023, by and between the Company and B. Riley Securities, Inc. (the “ATM Agreement”) and the Purchase Agreement and the Common Stock Purchase Agreement entered into with BRPC II on March 30, 2023 (the “Purchase Agreement”) to provide additional capital to the Company. Simultaneously, the Company terminated its previous public equity offering and all outstanding warrants for Series A Convertible Preferred Stock associated with that offering.

◦On April 6, 2023, the Company entered into an amendment (the “Fifth Amendment”) to the Amended Credit Agreement. The Fifth Amendment permitted the entry into an amendment to the Consignment Agreement, dated as of April 4, 2023 (the “Consignment Agreement”), by and among the Company, certain of its subsidiaries and Restore Capital (BBB), LLC. The Fifth Amendment also added an Event of Default under the Amended Credit Agreement in the event that the Consignment Agreement is not extended at least fifteen days prior to the termination date therein.
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

In Fiscal 2022, we purchased our merchandise from approximately 3,700 suppliers with our largest supplier accounting for approximately 5% of our merchandise purchases and the ten largest suppliers accounting for approximately 27% of such purchases. We have no long-term contracts for the purchases of merchandise.

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

As of February 25, 2023, we had distribution facilities totaling approximately 4.4 million square feet, including our first regional distribution center, an approximately one million square foot facility in Frackville, Pennsylvania, which became operational during Fiscal 2021. Ryder Systems, Inc. operated this regional distribution center under a strategic partnership, with the objective of reducing product replenishment times and improving the customer experience. All of these capabilities allow us to better serve customers across our omni-channel network. During Fiscal 2021, we also executed a lease for our second regional distribution center in Jurupa Valley, California, which became operational during the second half of Fiscal 2022. As part of the optimization and transformation initiatives during the fourth quarter of Fiscal 2022, the Company decided to no longer use the Jurupa Valley, California distribution center. As of February 25, 2023, the Company had not fully exited the distribution center or reached a final negotiation with Ryder Systems, Inc. See "Item 2 - Properties" for additional information regarding our distribution facilities.

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

Customer Care

Our omni-always strategy is rooted in elevating the end-to-end experience for our customers across all channels, brands and banners. Through a customer inspired lens, we invest in capabilities necessary to continuously evolve and deliver for our customers. Our digital-first customer care made it easy for customers to connect with us through chat, phone and our digital properties including mobile apps that offered quick access to self-serve capabilities. Our holistic approach to customer care was designed to make it convenient for our customers to access help wherever and whenever they need it.

Tradenames, Service Marks and Domain Names

We use the service marks "Bed Bath & Beyond" and "buybuy BABY" in connection with our retail services. We have registered trademarks and service marks (including for our Owned Brands) with the United States Patent and Trademark Office. In addition, we have registered or have applications pending with the trademark registries of several foreign countries, including the "Bed Bath & Beyond" name and logo registered in Canada and Mexico and the "buybuy BABY" name and logo registered in Canada. We also own a number of product trademarks. We file patent applications and seek copyright registrations where we deem such to be advantageous to the business. We believe that our name recognition and service marks are important elements of our merchandising strategy.

We also own a number of domain names, including bedbathandbeyond.com and buybuybaby.com.

People & Culture

At Bed Bath & Beyond Inc., we strived to create an environment where all Associates can thrive by offering resources that support their physical, mental, social, and emotional well-being. In Fiscal 2022, we specifically focused on providing a sense of continuity and stability as we navigated a dynamic environment. At the same time, and in light of significant senior leadership turnover initiated by the Board and our new CEO, it was essential to maintain an environment optimizing retention and maximizing our ability to recruit new talent.

As of February 25, 2023, we had approximately 20,000 associates, including approximately 17,000 store associates and approximately 2,200 supply chain associates.

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

ITEM 1A – RISK FACTORS
An investment in our common stock involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our common stock.

RISKS RELATED TO THE CHAPTER 11 CASES

On April 23, 2023, we voluntarily filed the Chapter 11 Cases. The Company Parties continue to operate their business and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

To complete our Chapter 11 bankruptcy process, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to a Chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class.

There is no assurance that the Company will be able to successfully consummate a Chapter 11 plan, creating substantial doubt about the Company’s ability to continue as a going concern.

The Company's ability to continue as a going concern is contingent upon, among other things, its ability to, subject to the Bankruptcy Court’s approval, implement a Chapter 11 plan, successfully emerge from the Chapter 11 Cases and establish a sustainable capital structure upon emergence. Our ability to consummate a Chapter 11 plan is subject to risks and uncertainties many of which are beyond our control. These factors, together with the Company’s recurring losses from operations and accumulated deficit, create substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to successfully create and implement a Chapter 11 plan, or realize all or any of the expected benefits from such Chapter 11 plan.

The Company has sought the protection of the Bankruptcy Court, which subjects it to the risks and uncertainties associated with bankruptcy and may harm its business.

The Company has sought the protection of the Bankruptcy Court and as a result our operations and ability to develop and execute its business plan, and its ability to continue as a going concern, are subject to the risks and uncertainties associated with bankruptcy. As such, seeking Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. Senior management has been required to spend a significant amount of time and effort attending to the Chapter 11 Cases instead of focusing exclusively on our business operations. Bankruptcy Court protection also might make it more difficult to retain management and other employees necessary to the success and growth of our business.

Other significant risks include the following:

•the Company’s ability to create and implement a Chapter 11 plan;

•the high costs of bankruptcy and related fees;

•the imposition of restrictions or obligations on the Company by regulators related to the bankruptcy and emergence from Chapter 11;

•the Company’s ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute its business plan post-emergence;

•Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general

•the Company’s ability to maintain its relationships with our suppliers, service providers, customers, employees, and other third parties;

•the Company’s ability to maintain contracts that are critical to its operations;

•and the actions and decisions of the Company’s debtholders and other third parties who have interests in the Company’s Chapter 11 Cases that may be inconsistent with the Company’s plans.

Delays in the Chapter 11 Cases could increase the risks of our being unable to reorganize the Company’s business and emerge from bankruptcy and increase costs associated with the bankruptcy process.

The Debtors will be subject to the risks and uncertainties associated with the Chapter 11 Cases.

For the duration of the Chapter 11 Cases, the Debtors’ ability to operate, develop, and execute a business plan, and continue as a going concern, will be subject to the risks and uncertainties associated with bankruptcy. These risks include the following: (a) ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases from time to time; (b) ability to maintain contracts that are critical to the Debtors’ operations; (c) ability of third parties to seek and obtain Bankruptcy Court approval to terminate contracts and other agreements with the Debtors; (d) ability of third parties to seek and obtain Bankruptcy Court approval to terminate or shorten the exclusivity period for the Debtors to propose and confirm a Chapter 11 plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 Cases to Chapter 7 proceedings; and (e) the actions and decisions of the Debtors’ creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with the Debtors’ plans.

These risks and uncertainties could affect the Debtors’ businesses and operations in various ways. For example, the Debtors will need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit the Debtors’ ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with the Chapter 11 Cases, the Debtors cannot accurately predict or quantify the ultimate impact of events that occur during the Chapter 11 Cases that may be inconsistent with the Debtors’ plans.

The Chapter 11 Cases may be converted to cases under Chapter 7 of the Bankruptcy Code or one or more of the Chapter 11 Cases may be dismissed.

If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the debtor in a Chapter 11 case, the Bankruptcy Court may convert a Chapter 11 bankruptcy case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the debtor’s assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Debtors believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to creditors than those provided for in a Chapter 11 plan because of (a) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time, rather than reorganizing or selling the business as a going concern at a later time in a controlled manner, (b) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (c) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation, including claims resulting from the rejection of unexpired leases and other executory contracts in connection with cessation of operations.

Additionally, if the Bankruptcy Court finds that the Debtors have incurred substantial or continuing loss or diminution to the estate and lack of a reasonable likelihood of rehabilitation of the Debtors or the ability to otherwise determines that cause exists, the Bankruptcy Court may dismiss one or more of the Chapter 11 Cases.

The Debtors cannot predict the amount of time spent in bankruptcy.

While the Debtors have made efforts to minimize the length of the Chapter 11 Cases, it is impossible to predict with certainty the amount of time that the Debtors may spend in bankruptcy. There is a risk, due to uncertainty about the Debtors’ futures that, among other things: employees could be distracted from performance of their duties or more easily attracted to other career opportunities; and suppliers, vendors, or other business partners could terminate their relationship with the Debtors or demand financial assurances or enhanced performance, any of which could impair the Debtors’ prospects and ability to generate stable, recurring cash flows.

Lengthy Chapter 11 Cases also would involve additional expenses, putting strain on the Debtors’ liquidity position, and divert the attention of management from the operation of the Debtors’ businesses.

The disruption that the bankruptcy process would have on the Debtors’ businesses could increase with the length of time it takes to complete the Chapter 11 Cases. Further, the Debtors may be forced to operate in bankruptcy for an extended period of time while they try to develop a plan of reorganization that can be confirmed. A protracted bankruptcy case could increase both the probability and the magnitude of the adverse effects described above.

Even if a Chapter 11 plan is approved, the reorganized Debtors may not be able to achieve their projected financial results.

Even if a Chapter 11 plan is approved, the reorganized Debtors may not be able to achieve their projected financial results. If the reorganized Debtors do not achieve their projected financial results or are unable to procure sufficient exit financing to effectuate a Chapter 11 plan, the value of the Company’s securities may be negatively affected and the reorganized Debtors may lack sufficient liquidity to continue operating as planned after the effective date. Moreover, the financial condition and results of operations of the reorganized Debtors from and after the effective date may not be comparable to the financial condition or results of operations reflected in the Debtors’ historical financial statements.

The Debtors may not be able to accurately report or timely file their financial results.

We have recently experienced significant turnover in our senior management team and reductions in our workforce. Our ability to retain key employees in the long-term is affected by Chapter 11 Cases and our financial situation. Our business may be adversely affected by the transitions in our senior management team and reduction in workforce, and turnover at the senior management level may create instability within the Company, which could disrupt and impede our day-to-day operations and internal controls. In addition, management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution, and our results of operations and financial condition could be negatively impacted as a result.

Significant turnover in our senior management team and across our organization could result in one or more material weakness in our internal control over financial reporting. However, internal controls over financial reporting may not prevent or detect misstatements or omissions in the Debtors’ financial statements because of their significant turnover in senior management, inherent limitations, including the possibility of human error, and the circumvention or overriding of controls or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If the Company fails to maintain the adequacy of their internal controls, the Debtors may be unable to provide financial information in a timely and reliable manner within the time periods required under the terms of the agreements governing the Debtors’ indebtedness. Further, the Debtors may discover other internal control deficiencies in the future and/or fail to adequately correct previously identified control deficiencies, which could materially adversely affect the Debtors’ businesses, results of operations, and financial condition.

The Company Parties may be adversely affected by potential litigation, including litigation arising out of the Chapter 11 Cases.

In the future, the Company Parties may become parties to litigation. In general, litigation can be expensive and time consuming to bring or defend against. Such litigation could result in settlements or damages that could significantly affect the reorganized Debtors’ financial results. It is also possible that certain parties will commence litigation with respect to the treatment of their claims under the Chapter 11 plan. It is not possible to predict the potential litigation that the Company Parties may become party to nor the final resolution of such litigation. The impact of any such litigation on the reorganized Debtors’ businesses and financial stability, however, could be material.

We may be subject to claims that are not discharged in the Chapter 11 Cases.

The Bankruptcy Code provides that the effectiveness of a Chapter 11 plan discharges a debtor from substantially all debts arising prior to petition date, other than as provided in the applicable Chapter 11 plan. With few exceptions, all claims against us that arose prior to the filing of the Cases or before consummation of a Chapter 11 plan (i) would be subject to compromise and/or treatment under a Chapter 11 plan and/or (ii) would be discharged in accordance with the US Bankruptcy Code and the terms of a Chapter 11 plan. Subject to the terms of a Chapter 11 plan and orders of the Bankruptcy Court, any claims not ultimately discharged pursuant to a Chapter 11 plan could be asserted against the reorganized entities and may have an adverse effect on our liquidity and financial condition.

The Company’s ability to use net operating loss carryforwards (“NOLs”) may become subject to limitation, or may be reduced or eliminated, in connection with the implementation of a Chapter 11 plan. The bankruptcy court has entered an order that is designed to protect our NOLs until a plan of reorganization is consummated.

Generally, a company generates NOLs if the operating expenses it has incurred exceed the revenues it has earned during a single tax year. A company may apply, or “carry forward,” NOLs to reduce future tax payments (subject to certain conditions and limitations). To date, the Company has generated a significant amount of U.S. federal NOLs.

We expect that we may undergo an ownership change under Section 382 of the Code in connection with the consummation of a Chapter 11 plan. Nevertheless, we believe these NOLs are a valuable asset for us, particularly in the context of the Chapter 11 Cases.

In addition, our NOLs (and other tax attributes) may be subject to use in connection with the implementation of any bankruptcy Chapter 11 plan or reduction as a result of any cancellation of indebtedness income arising in connection with the implementation of any bankruptcy Chapter 11 plan. As such, at this time, there can be no assurance that we will have NOLs to offset future taxable income.

We are currently out of compliance with the Nasdaq Listing Rules and are at risk of Nasdaq delisting our common stock.

On April 24, we received written notice from Nasdaq notifying us Company that, as a result of the Chapter 11 Cases and in accordance with the Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq had determined that our common stock would be delisted from Nasdaq. Trading of the Company’s common stock was suspended at the opening of business on May 3, 2023. Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might become more volatile. Delisting could also reduce the number of investors willing to hold or acquire our common stock and negatively impact our ability to access equity markets and obtain financing.

We expect Nasdaq to file a Form 25 with the SEC to delist our common stock from trading on Nasdaq and to remove it from registration under Section 12(b) of the Exchange Act. The delisting became effective 10 days after such filing. In accordance with Rule 12d2-2 of the Exchange Act, the de-registration of our common stock under Section 12(b) of the Exchange Act will become effective 90 days, or such shorter period as the SEC may determine, from the date of the Form 25 filing.

Following delisting from Nasdaq, the Company’s common stock has been quoted in the OTC Pink Open Market under the symbol “BBBYQ”. The OTC Pink Open Market is a significantly more limited market than Nasdaq, and quotation on the OTC Pink Open Market likely results in a less liquid market for existing and potential holders of the common stock to trade the Company’s common stock and could further depress the trading price of the common stock. The Company can provide no assurance as to whether broker-dealers will continue to provide public quotes of the common stock on this market, or whether the trading volume of the common stock will be sufficient to provide for an efficient trading market.

RISKS RELATED TO THE ECONOMY AND INDUSTRY
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

Rapidly evolving technologies are also altering the manner in which we and our competitors communicate and transact with customers. Our execution of the elements of our transformation strategy is designed to adapt to these changes, in the context of competitors’ actions, customer's adoption of new technology and related changes in customer behavior, and presents a specific risk in the event that we are unable to successfully execute our plans or adjust them over time as needed. Further, unanticipated changes in pricing and other practices of our competitors, including promotional activity (particularly during back-to-school/college and/or holiday periods), reduced thresholds for free shipping and rapid price fluctuation enabled by technology, may adversely affect our performance. If we are unable to adapt effectively and quickly to a changing competitive landscape and maintain our competitive position, we could experience downward pressure on prices, lower demand for our merchandise, reduced sales and margins, inability to take advantage of new business opportunities and loss of market share.

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

RISKS RELATED TO LEGAL AND REGULATORY

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

Our product offerings to include a selection of Owned Brands which bring additional regulatory and compliance requirements, requiring new resources and the development of new policies and procedures. Our failure to properly manage this expanded business or comply with these regulations could expose us to fines, penalties, litigation and other costs that could harm our reputation and adversely impact our financial results.

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
As of February 25, 2023, our 872 stores are located in all 50 states, the District of Columbia, Puerto Rico and Canada and range in size from approximately 4,000 to 84,000 square feet, but are predominantly between 18,000 and 50,000 square feet. Approximately 85% to 90% of store space is used for selling areas.
The table below sets forth the locations of our stores as of February 25, 2023:

STORE LOCATIONS

Alabama	12	New York	54
Alaska	1	North Carolina	25
Arizona	18	North Dakota	2
Arkansas	6	Ohio	21
California	74	Oklahoma	9
Colorado	22	Oregon	10
Connecticut	11	Pennsylvania	23
Delaware	4	Rhode Island	2
Florida	62	South Carolina	14
Georgia	23	South Dakota	2
Hawaii	1	Tennessee	18
Idaho	6	Texas	74
Illinois	23	Utah	7
Indiana	13	Vermont	2
Iowa	6	Virginia	22
Kansas	9	Washington	15
Kentucky	7	West Virginia	1
Louisiana	11	Wisconsin	10
Maine	4	Wyoming	2
Maryland	14	District of Columbia	1
Massachusetts	18	Puerto Rico	1
Michigan	24	Alberta, Canada	17
Minnesota	8	British Columbia, Canada	11
Mississippi	4	Manitoba, Canada	2
Missouri	15	New Brunswick, Canada	2
Montana	6	Newfoundland and Labrador, Canada	1
Nebraska	5	Nova Scotia, Canada	2
Nevada	8	Ontario, Canada	27
New Hampshire	9	Prince Edward Island, Canada	1
New Jersey	63	Saskatchewan, Canada	2
New Mexico	5	Total	872

We lease substantially all of our existing stores. The leases provide for original lease terms that generally range from 10 to 15 years and most leases provide for a series of 5 year renewal options, often at increased rents, the exercise of which is at our sole discretion. We evaluate leases on an ongoing basis which may lead to renegotiated lease provisions, including rent and term duration, or the possible relocation or closing of stores. We have approximately 145 store leases that are up for renewal in 2023, which provide opportunity to evaluate additional store closures and relocations. Certain leases provide for scheduled rent increases (which, in the case of fixed increases, we account for on a straight-line basis over the committed lease term, beginning when we obtain possession of the premises) and/or for contingent rent (based upon store sales exceeding stipulated amounts).

We have distribution facilities, which ship merchandise to stores and customers, totaling approximately 5.6 million square feet, including our first regional distribution center, an approximately one million square foot facility in Frackville, Pennsylvania, which became operational during Fiscal 2021. We also executed a lease for our second regional distribution center in Jurupa Valley, California, with approximately one million square feet, which became operational in late 2022. As part of the optimization and transformation initiatives during the fourth quarter of Fiscal 2022, the Company decided to no longer use the Jurupa Valley, California distribution center. As of February 25, 2023, the Company had not fully exited the distribution center or reached a final negotiation with Ryder Systems, Inc. See "Item 2 - Properties" for additional information regarding our distribution facilities.

As of February 25, 2023, we have approximately 706,000 square feet within 6 leased and owned facilities for corporate office functions.

The Company closed 88 stores during Fiscal 2022. Additionally, the Company commenced the closure of 331 additional stores as of February 25, 2023. We may close our remaining stores as part of the Chapter 11 Cases, and the Company Parties are actively seeking to market and sell real property leases in order to capture substantial value and avoid significant costs associate with such leases.

ITEM 3 – LEGAL PROCEEDINGS

Chapter 11 Bankruptcy

On April 23, 2023 (the “Petition Date”), the Company and materially all of its direct and indirect subsidiaries (collectively, the “Debtors” or the “Company Parties”) filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). On the Petition Date, the Company Parties filed a motion with the Bankruptcy Court seeking to jointly administer the Chapter 11 Cases. On April 24, 2023, the Bankruptcy Court entered an order approving joint administration under the caption “In re Bed Bath & Beyond Inc.,” Case No. 23-13359. Certain of the Company’s subsidiaries were not included in the Chapter 11 filing.

The Company Parties continue to operate their business and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company Parties filed with the Bankruptcy Court motions seeking a variety of “first-day” relief, including authority to pay employee wages and benefits and to pay vendors and suppliers for goods and services provided both before and after the Petition Date. In addition, the Company filed with the Bankruptcy Court a motion seeking approval (“Interim DIP Order”) of debtor-in-possession financing (“DIP Financing”) in the form of the DIP Credit Agreement (as defined and described below). Following a hearing held on April 24, 2023, the Bankruptcy Court approved the Company Parties’ motions seeking a variety of “first-day” relief on an interim basis. The Company Parties resolved numerous informal comments and many of the "first-day" motions were entered on a final basis consensually. A hearing is scheduled on June 14, 2023 for the Bankruptcy Court to consider final approval of the relief requested in certain first day motions, and final approval of the DIP Facility.

Effect of Automatic Stay upon filing under Chapter 11 of the Bankruptcy Code

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against or on behalf of the Company Parties. Subject to certain exceptions under the Bankruptcy Code, the filing of the Company Parties’ Chapter 11 Cases automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Company Parties or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Company Parties’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers. See “Item 1 — Business — Recent Developments” for further discussion of the Chapter 11 Cases and our going concern evaluation.

Legal Proceedings

On April 23, 2023, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of such bankruptcy filings, substantially all proceedings pending against the Debtors have been stayed by operation of Section 362(a) of the Bankruptcy Code.

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

On August 23, 2022, a putative securities class action and shareholder derivative action was filed against the Company, Gustavo Arnal (the Company's former Chief Financial Officer), and certain third parties in the United States District Court for the District of Columbia. The case, which is captioned Si v. Bed Bath & Beyond Corp., et al., Case No. 2:22-cv-02541, asserts claims of breach of fiduciary duty, negligent misrepresentation, and violations of §§ 10(b) and 20(a) of the Exchange Act on behalf of a putative class of purchasers of our securities from March 25, 2022 through August 18, 2022. The Complaint alleges that certain of our disclosures about the Company's revenue and proposed divestments, as well as other disclosures made by certain of our investors about their holdings, during the putative class period were materially false or misleading. The Complaint was amended in November 2022 and again in January 2023 and a Lead Plaintiff was appointed by the Court. The Second Amended Complaint removes Mr. Arnal as a defendant, adds Sue Gove as a defendant, and shortens the class period and reduced the claims against the Company. The matter is now entitled In re Bed Bath & Beyond Corporation Securities Litigation. Based on current knowledge the Company believes the claims are without merit and has filed a Motion to Dismiss the Complaint.

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
ITEM 4 – MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Nasdaq Delisting Proceedings

On April 24, 2023, the Company received written notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, as a result of the Chapter 11 Cases and in accordance with the Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq had determined that the Company’s common stock will be delisted from Nasdaq. Trading of the Company’s common stock was suspended at the opening of business on May 3, 2023.

Following delisting from Nasdaq, the Company’s common stock has been quoted in the OTC Pink Open Market under the symbol “BBBYQ”. The OTC Pink Open Market is a significantly more limited market than Nasdaq, and quotation on the OTC Pink Open Market likely results in a less liquid market for existing and potential holders of the common stock to trade the Company’s common stock and could further depress the trading price of the common stock. The Company can provide no assurance as to whether broker-dealers will continue to provide public quotes of the common stock on this market, or whether the trading volume of the common stock will be sufficient to provide for an efficient trading market.

We expect Nasdaq to file a Form 25 with the SEC to delist our common stock from trading on Nasdaq and to remove it from registration under Section 12(b) of the Exchange Act. The delisting became effective 10 days after such filing. In accordance with Rule 12d2-2 of the Exchange Act, the de-registration of our common stock under Section 12(b) of the Exchange Act will become effective 90 days, or such shorter period as the SEC may determine, from the date of the Form 25 filing. See “Item 1 — Business — Recent Developments” for further discussion of the Chapter 11 Cases.

Our common stock is traded on The Nasdaq Global Select Market under the symbol BBBY. As of April 20, 2023, there were approximately 2,700 shareholders of record of the common stock (without including individual participants in nominee security position listings). On April 20, 2023, the last reported sale price of the common stock was $0.30.

During Fiscal 2016, our Board of Directors authorized a quarterly dividend program. In fiscal 2022, no cash dividends were paid. During Fiscal 2021, and 2020, total cash dividends of $0.7 million, and $23.1 million were paid, respectively. As a result of the COVID-19 pandemic, in Fiscal 2021 and fiscal 2022 we suspended our quarterly cash dividend payments to support plans to build long-term shareholder value and further strengthen our financial flexibility. Any quarterly cash dividends to be paid in the future are subject to the determination by the Board of Directors, based on an evaluation of our earnings, financial condition and requirements, business conditions and other factors.

Since 2004 through the end of Fiscal 2022, we have repurchased approximately $11.731 billion of our common stock through share repurchase programs. Our purchases of our common stock during the fourth quarter of Fiscal 2022 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
November 27, 2022 - December 24, 2022	6,500	$3.27	6,500	$1,221,452,538
December 25, 2022 - January 21, 2023	7,000	$3.05	7,000	$1,221,431,212
January 22, 2023 - February 25, 2023	23,900	$7.38	23,900	$1,221,254,788
Total	37,400	$5.86	37,400	$1,221,254,788

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
S&P 500 Specialty Retail Index:
2/25/17
3/3/18
3/2/19
2/29/20
2/27/21
2/26/22
2/25/23

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The description of the Company’s business contained herein reflects the Company’s operations of its business prior to the filing of the Chapter 11 Cases on April 23, 2023. As a result of the filing of the Chapter 11 Cases, the Company no longer has operations, other than those relating to the wind down of its business and completion of the Chapter 11 process.

Bed Bath & Beyond Inc. and subsidiaries (the "Company", "we", "our", "us", or ourselves") are an omni-channel retailer that makes it easy for our customers to feel at home. We sell a wide assortment of merchandise in the Home and Baby markets and operate under the names Bed Bath & Beyond and buybuy BABY.

We offer a broad assortment of national brands and an assortment of proprietary Owned Brand merchandise in key destination categories including bedding, bath, kitchen food prep, home organization, indoor décor, baby and personal care.

We account for our operations as one North American Retail reporting segment. Net sales outside of the U.S. were not material for Fiscal 2022, 2021, or 2020.

We operate a omni-channel platform consisting of various websites and applications and physical retail stores. Our e-commerce platforms include bedbathandbeyond.com and buybuybaby.com. We operate Bed Bath & Beyond and buybuy BABY stores.

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

We are driving a digital-first, omni-always growth strategy and optimizing our digital and physical store channels to provide our customers with a omni-channel shopping experience. Digital purchases, including web and mobile, can be shipped to a customer from our distribution facilities, directly from vendors, or from a store. Store purchases are primarily fulfilled from that store’s inventory or may also be shipped to a customer from one of our distribution facilities, from a vendor, or from another store. Customers can also choose to pick up orders using our Buy Online Pickup In Store ("BOPIS") and contactless Curbside Pickup services, as well as return online purchases to a store, or have an order delivered through one of our same day delivery partners.

Voluntary Petition for Bankruptcy and Going Concern

On April 23, 2023 (the “Petition Date”), the Company and materially all of its direct and indirect subsidiaries (collectively, the "Debtors" or the “Company Parties”) filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). On the Petition Date, the Company Parties filed a motion with the Bankruptcy Court seeking to jointly administer the Chapter 11 Cases. On April 24, 2023, the Bankruptcy Court entered an order approving joint administration under the caption “In re: Bed Bath & Beyond Inc.,” Case No. 23-13359. Certain of the Company’s subsidiaries were not included in the Chapter 11 filing.

The Company Parties continue to operate their business and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company Parties filed with the Bankruptcy Court motions seeking a variety of “first-day” relief, including authority to pay employee wages and benefits and to pay vendors and suppliers for goods and services provided both before and after the Petition Date. In addition, the Company filed with the Bankruptcy Court a motion seeking approval (“Interim DIP Order”) of debtor-in-possession financing (“DIP Financing”) in the form of the DIP Credit Agreement (as defined and described below). Following a hearing held on April 24, 2023, the Bankruptcy Court approved the Company Parties’ motions seeking a variety of “first-day” relief on an interim basis. The Company Parties resolved numerous informal comments and many of the "first-day" motions were entered on a final basis consensually. A hearing was scheduled on June 14, 2023 for the Bankruptcy Court to consider final approval of the relief requested in certain first day motions, and final approval of the DIP Facility.

On April 25, 2023, the Bankruptcy Court provided approval on an interim basis for the Company Parties and Sixth Street Specialty Lending, Inc., Sixth Street Lending Partners and TAO Talents (the “DIP Parties”) to enter into a senior secured super-priority debtor-in-possession term loan credit facility in an aggregate principal amount of $240.0 million subject to the terms and conditions set forth therein (the “DIP Credit Agreement”). On April 21, 2023, prior to the Petition Date, the DIP Lenders (in their capacity as Prepetition FILO Lenders) and the Prepetition ABL Lenders approved an emergency over advance of $54 million to ensure payment of critical expenses including, among other things, the Company's’ payroll and tax obligations (the “Emergency Rescue Loan”).

As a result of the Company’s assessment of going concern considerations, management has determined that the liquidity condition, our need to satisfy certain financial and other covenants in our debtor-in-possession financing, our need to implement a Chapter 11 plan and the costs, risks and uncertainties surrounding the Chapter 11 Cases raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the issuance of the financial statements.

Business Transformation and Restructuring

Beginning in the third quarter of Fiscal 2022, we underwent significant strategic and management changes to transform our business and adapt to the dynamic retail environment and the evolving needs of our customers in order to position ourselves for long-term success. Beginning in the third quarter of Fiscal 2022, the Company began to execute a comprehensive strategic plan led by our new President and Chief Executive Officer, Sue Gove, who was appointed in October 2022 after serving as Interim Chief Executive Officer. This plan focused on strengthening the Company’s financial position through additional liquidity and a reduction of our cost structure, better serving our customers through merchandising, inventory and customer engagement, and regaining our authority in the Home and Baby markets. To accelerate these strategic initiatives, the Company realigned our organizational structure, which included the creation of Brand President roles for Bed Bath & Beyond and bubybuy BABY to lead merchandising, planning, brand marketing, site merchandising and stores for each banner.

In conjunction with the Company’s new strategic focus areas, the Company executed plans to rebalance our merchandise assortment to align with customer preference by leading with National Brands inventory and introducing new, emerging direct-to-consumer brands. Consequently, we announced the exiting of a third of our Owned Brands, including the discontinuation of a third of our nine labels (Haven™, Wild Sage™ and Studio 3B™). We also expect to reduce the breadth and depth of inventory across our six remaining Owned Brands (Simply Essential™, Nestwell™, Our Table™, Squared Away™, H for Happy™ and Everhome™).

We exited the unprofitable businesses of Harmon and Decorist and began the exit in the fourth quarter of our Canada operations. We have also executed key actions such as corporate restructurings and operating expense control to re-set our cost structure and to advance our ongoing efforts to reset our cost structure and build a modern, durable model for long-term profitable growth.

In connection with the above restructuring and transformation initiatives, during Fiscal 2022, we recorded total expense of $407.7 million including $77.7 million in cost of sales, primarily associated with $330.0 million in restructuring and transformation initiative expenses for costs associated with our planned store closures as part of the store fleet optimization program and other transformation initiatives as well as workforce reduction and leadership changes. We also recorded impairment charges of approximately $1.29 billion, primarily related to store assets. At this point, we are unable to estimate the amount or range of amounts expected to be incurred in connection with future restructuring and transformation initiatives, including further store closures, and will provide such estimates as they become available.
Executive Summary

The following represents a summary of key financial results and related business developments for the periods indicated:

•Net sales for Fiscal 2022 were $5.34 billion, a decrease of approximately 32.1% as compared with Fiscal 2021.

•Change in leadership and strategy: Beginning in the third quarter of Fiscal 2022, the Company began to execute a comprehensive strategic plan led by our new President and Chief Executive Officer, Sue Gove, who was appointed in October 2022 after serving as Interim Chief Executive Officer since June 2022. This plan included a significant rebalancing of the merchandise assortment, including the discontinuation of several Owned Brands, and the implementation of cost reduction and and cash preservation actions, including the closing of underperforming stores and reductions in force.

•Organizational changes to drive key focus areas: We realigned our executive leadership team and streamlined our organizational structure to focus on immediate priorities and important changes to operations. This included the creation of Brand President roles for Bed Bath & Beyond and BABY to lead merchandising, planning, brand marketing, site merchandising and stores for each banner and will report directly to the CEO. In conjunction with these changes, the Company has eliminated the Chief Operating Officer, Chief Stores Officer, Chief Merchandising Officer, Chief Customer Officer and Chief Growth Officer roles.

•Reduction of Owned Brands: We exited a third of our Owned Brands, including the discontinuation of three of our nine labels (Haven™, Wild Sage™ and Studio 3B™). We also expect to reduce the breadth and depth of inventory across our six remaining Owned Brands (Simply Essential™, Nestwell™, Our Table™, Squared Away™, H for Happy™ and Everhome™).

•Right-sizing cost structure and infrastructure to reflect business operations: We initiated a strategic revaluation of our overall expense and operational structure to align with business performance and target profitability. During Fiscal 2022, we:

◦Realigned store footprint by closing 88 Bed Bath & Beyond stores and commenced the closure of 331 additional stores by the end of the fiscal year;

◦Closed our Harmon Face Values business;

◦Begun the exit of all Canada operations; and

◦Initiated cost reductions across corporate headquarters, including overhead expense and headcount.

•Supply chain optimization: We completed a supply chain network study to improve cost to serve and time to deliver for our customers by streamlining fulfillment center and distribution center operations.

•In connection with these restructuring and transformation initiatives, during Fiscal 2022, we recorded total expense of $407.7 million including $77.7 million in cost of sales and $330.0 million in restructuring and transformation initiative expenses in the consolidated statement of operations, as well as $1.29 billion of impairments and $98.6 million of losses on the deconsolidation of our Canada business.

•Financial transactions to support our business strategies: we pursued several financial transactions during Fiscal 2022 with the intention of optimizing our financial position. These included:

◦Entered into an amendment to our Credit Agreement for more than $500.0 million of new additional financing commitments within our expanded ABL Facility and new FILO Facility on August 31, 2022.

◦Privately negotiated senior notes exchanges with existing holders of 2024 Notes, 2034 Notes, and 2044 Notes, respectively, under which the Company issued shares of common stock to the existing holders in exchange for the exchange notes and cash.

◦An at the market equity distribution program (the "ATM Program"), under which we offered and sold shares of common stock pursuant to prospectus supplements registering (i) 12 million shares on August 31, 2022, and (ii) up to $150.0 million on October 28, 2022.

◦An underwritten public offering of (i) shares of Series A Convertible Preferred Stock (“Series A”), (ii) warrants to purchase shares of the Company’s Common Stock (“Common Stock Warrants”), and (iii) warrants to purchase shares of the Company’s Series A Convertible Preferred Stock (“Preferred Stock Warrants”) for gross proceeds of $225.0 million.

Impact of the COVID-19 Pandemic

As discussed in more detail in our previous filings with the SEC, the coronavirus (COVID-19) pandemic materially disrupted our operations, most significantly in Fiscal 2020. In compliance with relevant government directives, we closed all of our retail banner stores across the U.S. and Canada as of March 23, 2020, except for most stand-alone BABY and Harmon stores, which were categorized as essential given the nature of their products. In May 2020, we announced a phased approach to re-open our stores in compliance with relevant government directives, and as of the end of July 2020, nearly all of our stores reopened. During portions of Fiscal 2021, a limited number of stores in Canada either closed temporarily or continued to operate under restrictions in compliance with local governmental orders. As of February 25, 2023, all of the Company’s stores were operating without restriction subject to compliance with applicable mask and vaccine requirements. As of February 25, 2023, our BOPIS, contactless Curbside Pickup and Same Day Delivery services are in place at the vast majority of our stores. We cannot predict, however, whether our stores will remain open, particularly if the regions in which we operate experience potential resurgences of reported new cases of COVID-19 or increased rates of hospitalizations or become subject to additional governmental regulatory actions.

Further discussion of the risks and uncertainties posed by the COVID-19 pandemic is included in "Risk Factors" under "Part I, Item 1A" of this Form 10-K.
RESULTS OF OPERATIONS
The fiscal years discussed below were each comprised of 52 weeks.
Net Sales

	Fiscal Year Ended			Change from Prior Year
(in millions)	February 25, 2023	February 26, 2022	February 27, 2021	February 25, 2023		February 26, 2022
Net sales	$5,344.7	$7,867.8	$9,233.0	$(2,523.1)	(32)%	(1,365.3)	(15)%

Sales from divested banners	—	—	1,290.1	—	—%	(1,290.1)	(100.0)%

For Fiscal 2022, net sales decreased by approximately $2.52 billion or 32% compared with Fiscal 2021 across all banners, collectively. The change in net sales resulted from a decrease of $1.55 billion in sales through our stores and $977.7 million in sales through our e-commerce platforms - both as a result of decreased customer demand and declines in customer traffic and inventory availability. The Company closed 88 stores during the year with net sales of $234.1 million in Fiscal 2022 and $357.2 million of net sales during Fiscal 2021, resulting in a $123.1 million decrease. The Company commenced the closure of an additional 331 stores as of February 25, 2023. Such stores had net sales of $1.06 billion in Fiscal 2022 and $1.35 billion in Fiscal 2021, resulting in a $296.0 million decrease year over year. The remaining decrease of $1.13 billion in net sales, relates to stores that the Company plans to continue to operate in Fiscal 2023 and was driven by lower customer traffic and conversion, in part due to consumer spending patterns and demand, a lack of inventory availability and assortment in key product areas, specifically within the Company's Owned Brands and National Brands product mix, along with additional discounting on sales resulting from the exiting of Owned Brands and closing stores.

The decrease in net sales for Fiscal 2021 was primarily due to the impact of traffic declines and supply chain disruptions. Store closures as part of our store fleet optimization program also contributed to the decline in sales.

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, net sales consummated through digital channels represented approximately 37%, 37% and 38%, respectively, of our sales. Sales consummated on a mobile device while physically in a store location and BOPIS orders are recorded as customer facing digital channel sales. Customer orders taken in-store by an associate through The Beyond Store, our proprietary, web-based platform, are recorded as in-store sales. Prior to implementation of BOPIS and contactless Curbside Pickup services, customer orders reserved online and picked up in a store were recorded as in-store sales. Sales originally consummated from customer facing digital channels and subsequently returned in-store are recorded as a reduction of in-store sales.

Comparable Sales* for the year ended February 25, 2023 decreased by approximately 29.7%. Management attributes a portion of this decline to the impact of lower traffic due to macro-economic factors, such as steep inflation, and fluctuations in purchasing patterns of the consumer. Also contributing to the comparable sales decline was the lack of inventory availability and assortment in key product areas, due to vendor constraints and credit line decreases. For the year ended February 26, 2022, Comparable Sales was not a meaningful metric as a result of the impact of the extended closure of the majority of our stores during a portion of the comparable year ended February 27, 2021 due to the COVID-19 pandemic.

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

Sales of domestics merchandise accounted for approximately 35.8%, 37.4%, and 34.7%, of net sales in Fiscal 2022, 2021 and 2020, respectively. Sales of home furnishings accounted for approximately 64.2%, 62.6% and 65.3% of net sales, respectively, for Fiscal 2022, 2021, and 2020.

Gross Profit

	Fiscal Year Ended			Change from Prior Year
(in millions)	February 25, 2023	February 26, 2022	February 27, 2021	February 25, 2023		February 26, 2022
Gross profit	$1,214.9	$2,483.5	$3,118.1	$(1,268.6)	(50.3)%	$(634.6)	(20.4)%

Gross profit percentage	22.7%	31.6%	33.8%	(8.5)%	(26.9)%	(2.2)%	(6.5)%

Gross profit in Fiscal 2022 was $1.21 billion, or 22.7% of net sales, compared with $2.48 billion, or 31.6% of net sales in Fiscal 2021. The decrease in gross profit percentage was primarily attributable to markdown and promotional activity associated with the general economic environment, clearance activity related to the exiting of certain Owned Brands and Owned Brands inventory assortment, and activity associated with store closures. Gross profit for Fiscal 2022 included the impact of charges of $91.6 million associated with the markdown of inventory being removed from our assortment in connection with the clearance of certain Owned Brand merchandise.

The decrease in the gross profit percentage between Fiscal 2021 and Fiscal 2020 was primarily attributable to a markdown activity associated with inventory being removed from our assortment in connection with the launches of new Owned Brands and, to a lesser extent, the redefinition of certain existing Owned Brands, as well as markdown activity associated with store closures as part of our store fleet optimization program. Gross profit for Fiscal 2021 included the impact of charges of $137.2 million for these higher markdowns on inventory sold, as well as an adjustment to reduce the cost of inventory on hand to be removed from the product assortment as part of these initiatives to its estimated realizable value. In addition, higher freight expenses, both for inbound product shipments and direct-to-customer fulfillment and in part due to industry wide, global supply chain challenges, negatively impacted gross margin in Fiscal 2021 compared with Fiscal 2020, which offset the favorable impact of a shift in product assortment toward new Owned Brands and a more normalized mix of digital sales.

Selling, General and Administrative Expenses

	Fiscal Year Ended			Change from Prior Year
(in millions)	February 25, 2023	February 26, 2022	February 27, 2021	February 25, 2023		February 26, 2022
Selling, general and administrative expenses	$2,373.0	$2,692.3	$3,224.4	$(319.3)	(11.9)%	$(532.1)	(16.5)%

As a percentage of net sales	44.4%	34.2%	34.9%	10.2%	29.8%	(0.7)%	(2.0)%

The $319.3 million decrease in SG&A expenses for Fiscal 2022 was primarily attributable to cost reduction initiatives, including the store fleet optimization, supply chain reductions, corporate overhead reductions and reductions in marketing spend. The cost reduction initiatives and the closing of 70 and 88 stores during Fiscal 2021 and Fiscal 2022, respectively, led to a decrease in payroll and payroll-related expenses of approximately $172.0 million (primarily salaries) and a decrease of approximately $70.1 million in rent and occupancy expenses. Additionally, there was a decrease of approximately $38.1 million of other operating expenses related to supplies, maintenance, and other operating fees resulting from the significant decrease in stores that operated during Fiscal 2022. The decrease was also driven by cost reductions in marketing spend of approximately $39.1 million.
For Fiscal 2021, the decrease was primarily attributable to cost reductions resulting from our transformation initiatives, including reductions in corporate overhead, divestitures of non-core assets and lower rent and occupancy expenses as a result of our store fleet optimization program. The decrease in SG&A expenses as a percentage of net sales for Fiscal 2021 was also largely due to the factors above, as well as the de-leveraging effect caused by sales declines in Fiscal 2020 as a result of the COVID-19 pandemic.

Goodwill and Other Impairments

Goodwill and other impairments were $1.29 billion for Fiscal 2022, $36.5 million in Fiscal 2021 and $127.3 million in Fiscal 2020. For Fiscal 2022, impairment charges included $1.28 billion related to certain store-level, distribution facilities and corporate assets (including leasehold improvements, other property and equipment and operating lease assets) and tradename impairments of $2.9 million. For Fiscal 2021, impairment charges included $30.8 million related to certain store-level assets (including leasehold improvements and operating lease assets) and tradename impairments of $5.7 million. For Fiscal 2020, impairment charges included impairments of $391.1 million related to certain store-level assets (including leasehold improvements and operating lease assets) and tradename impairments of $35.1 million.

Restructuring and Transformation Initiative Expenses

During Fiscal 2022, we recorded charges of $407.7 million for costs associated with restructuring and other transformation initiatives, of which approximately $77.7 million is included in cost of sales. In addition, approximately $330.0 million, was recorded in restructuring and transformation initiative expenses in the consolidated statements of operations, which included approximately $156.9 million of accelerated depreciation related to closing facilities and information technology systems, $101.5 million of other restructuring and transformation costs and $58.1 million of severance costs related to workforce reduction, store closures and leadership changes. The Company also recorded approximately $13.5 million for lease related and other costs, including in connection with store closures,

In Fiscal 2021, we recorded charges of $144.0 million, of which were primarily for costs associated with the store fleet optimization program described above, including for the termination of facility leases, as well as technology transformation and business strategy and operating model transformation programs across core functions, including merchandising, supply chain and finance. (see "Restructuring and Transformation Activities," Note 3 to the accompanying consolidated financial statements).

Loss on Sale of Businesses

During Fiscal 2022, the Company did not have any businesses classified as held for sale. During Fiscal 2021, we recognized approximately $18.2 million in loss on sale of businesses in the consolidated statement of operations, primarily related to a $13.5 million charge associated with the Fiscal 2021 settlement of the CTS pension plan (see "Assets Held for Sale and Divestitures," Note 16 to the accompanying consolidated financial statements), as well as certain working capital and other adjustments related to the Fiscal 2021 divestitures.

Operating Loss

	Fiscal Year Ended			Change from Prior Year
(in millions)	February 25, 2023	February 26, 2022	February 27, 2021	February 25, 2023		February 26, 2022
Operating Loss	$(2,775.6)	$(407.6)	$(336.9)	$(2,368.1)	581.0%	$(70.7)	21.0%

As a percentage of net sales	(51.9)%	(5.2)%	(3.6)%	(19.7)%	378.8%	(1.6)%	44.4%

Operating loss for Fiscal 2022 was $2.78 billion or 51.9% of net sales, compared with an operating loss of $407.6 million or 5.2% of net sales for Fiscal 2021. Operating loss for Fiscal 2022 included $407.7 million associated with restructuring and other transformation initiatives and $1.29 billion for non-cash impairment charges (each as discussed above). The change in operating loss as a percentage of net sales between Fiscal 2022 and 2021 was primarily due to the decline in sales and gross profit percentage, as discussed above, as well as higher restructuring and transformation expenses and higher impairment charges in Fiscal 2022 compared to Fiscal 2021.

Operating loss for Fiscal 2021 included the impact of pre-tax charges of $137.2 million included in gross profit primarily associated with the transition of our product assortment to Owned Brands and, to a lesser extent, our store fleet optimization program, as well as $144.0 million associated with restructuring and other transformation initiatives, $36.5 million for non-cash impairments and $18.2 million for loss on sale of business (each as described above). The change in operating loss as a percentage of net sales between Fiscal 2021 and 2020 was primarily due to the decline in gross profit percentage, as discussed above, as well as higher restructuring and transformation expenses in Fiscal 2021 compared to Fiscal 2020.

Interest Expense, net

Interest expense, net was $110.5 million, $64.7 million, and $76.9 million in Fiscal 2022, 2021, and 2020, respectively. For Fiscal 2022, the increase in interest expense, net of $45.8 million was primarily due to increased borrowings under our ABL Facility as well as entering into the $375.0 million FILO term loan entered into in August 2022 and entering into another FILO term loan of $100.0 million in February 2023. For Fiscal 2021, the decrease in interest expense, net of $12.2 million was primarily driven by decreased interest costs attributable to our revolving credit facilities and the impact of the repurchase of a portion of our senior unsecured notes in Fiscal 2020.

Loss on Preferred Stock Warrants and Derivative Liabilities

During Fiscal 2022, we recorded a $639.4 million loss on preferred stock warrants and derivative liabilities. During the fourth quarter of Fiscal 2022, the Company issued the Series A Convertible Preferred Stock, Common Stock Warrants, and Preferred Stock Warrants when the Company was in distress, and as a result the Company determined the offering was not an orderly transaction and the gross proceeds of $225.0 million did not represent fair value. As a result, the Company used a model-derived valuation to estimate the fair value of the Series A derivative liability, Preferred Stock Warrants and Common Stock Warrants in which the most significant value driver is the as-converted value utilizing the Company’s common stock price as the input. At issuance, the fair value of the Series A embedded features derivative liability, Common Stock Warrants, and Preferred Stock Warrants was $300.5 million, $186.6 million, and $615.5 million, respectively. The Company recorded a $877.6 million loss for the fair value in excess of proceeds of $225.0 million in loss on preferred stock warrants and derivative liabilities in its consolidated statement of operations for the year ended. The loss is partially offset by a gain of $244.5 million related to the change in fair value associated with these derivative liabilities for the year ended February 25, 2023. Issuance costs of $6.3 million were expensed as incurred and recognized as part of the loss on preferred stock warrants and derivative liabilities.

Loss on Deconsolidation of Subsidiaries

On February 10, 2023 (the “Canadian Petition Date”), BBB Canada Limited made an application with the Ontario Superior Court of Justice (the “Canadian Court”). BBB Canada Limited was granted an order, which, among other provisions, provides a stay of proceedings pursuant to the Companies’ Creditors Arrangement Act (the “CCAA”). The CCAA is a Federal Act that allows financially troubled corporations that owe their creditors in excess of $5 million the opportunity to restructure their affairs. Although Bed Bath & Beyond Canada L.P. (“BBB LP” and together with BBB Canada Limited, “BBB Canada”) did not file an application with the Canadian Court, the stay of proceedings under the CCAA and other benefits were extended to BBB LP. BBB Canada initiated a wind-down of Bed Bath & Beyond and Buy Buy Baby Stores in Canada under the CCAA. A monitor was appointed by the Canadian Court on February 10, 2023 to oversee the orderly liquidation of its remaining inventory with assistance from a third-party professional liquidator and vacate its leased retail stores and premises.

For these reasons, we concluded that BBBI had lost control of BBB Canada, and no longer had significant influence over BBB Canada during the pendency of the bankruptcy. Therefore, the Company deconsolidated BBB Canada on the date of the bankruptcy filing. In order to deconsolidate BBB Canada, the carrying values of the assets and certain liabilities of BBB Canada were removed from our consolidated balance sheet as of February 25, 2023, and we recorded our investment in BBB Canada at its estimated fair value of $0. The deconsolidation resulted in the recognition of a loss of $98.6 million during the year ended February 25, 2023.

(Loss) Gain on Extinguishment of Debt

During Fiscal 2022, we recorded a $94.4 million gain related to approximately $102.8 million recorded for the privately negotiated exchange offers completed in November 2022, partially offset by third-party costs of approximately $8.0 million incurred with the Exchange Offers and $0.4 million of unamortized debt financing costs written-off related to the extinguished notes. (see "Debt," Note 7 to the accompanying consolidated financial statements).

During Fiscal 2021, we recorded a $0.4 million loss on the partial repayment of senior unsecured notes.

During Fiscal 2020, we recorded a $77.0 million gain on the repurchase of $75.0 million principal amount of 4.915% senior unsecured notes due August 1, 2034 and $225.0 million principal of 5.165% senior unsecured notes due August 1, 2044.

Income Taxes

The effective tax rate was 0.9% for Fiscal 2022, (18.4)% for Fiscal 2021, and 55.2% for Fiscal 2020.

For Fiscal 2022, the effective tax rate reflects maintaining a valuation allowance against our U.S. federal and state deferred tax assets (discussed below) and benefits from amended returns related to prior fiscal years from changes in the Company's approach to deducting charitable contributions on certain federal returns and carrying back net operating losses in certain state jurisdictions.

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

During Fiscal 2022, we concluded that, based on our evaluation of available objective positive and negative evidence, it continues to be more likely than not that our net U.S. federal and state deferred tax assets will not be recoverable. In assessing the realizability of deferred tax assets, the key assumptions used to determine positive and negative evidence included our cumulative book loss for the past three years and our ability to continue as a going concern. As of February 25, 2023, the total valuation allowance relative to U.S. federal and state deferred tax assets was $851.8 million.

On March 27, 2020, the CARES Act was enacted in the United States, which provided for certain changes to tax laws which impacted our results of operations, financial position and cash flows. We implemented certain provisions of the CARES Act, such as deferring employer payroll taxes and utilizing the ability to carry back and deduct losses to offset prior income in previously filed tax returns. There was no benefit from the CARES Act recorded in the provision during the year ended February 25, 2023. As of February 26, 2022 and February 27,2021, under the CARES Act, we recorded income tax benefits of $18.7 million and $152.0 million, respectively, as a result of the Fiscal 2020 and Fiscal 2019 net operating losses were carried back to prior years during which the federal tax rate was 35%.

Net Loss

As a result of the factors described above, the net loss for Fiscal 2022, 2021, and 2020, was $3.50 billion, $559.6 million, and $150.8 million, respectively.
LIQUIDITY AND CAPITAL RESOURCES
We have incurred significant losses over the past few years. As of February 25, 2023, we had approximately $65.9 million in cash and cash equivalents, a decrease of approximately $373.6 million as compared with February 26, 2022,
Credit Facilities
In the second quarter of fiscal 2021, the Company amended its asset-based credit agreement (the “Credit Agreement”) among the Company, certain of the Company’s U.S. and Canadian subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the “Agent”), and the lenders party thereto. The Credit Agreement provides for an asset based revolving credit facility (the “ABL Facility”) with aggregate revolving commitments established at closing of $1.0 billion, including a swingline sub facility and a letter of credit sub facility. The Credit Agreement has an uncommitted expansion feature which allows the borrowers to request, at any time following the delivery of an initial field exam and appraisal, an increase in aggregate revolving commitments under the ABL Facility or elect to enter into a first-in-last-out loan facility (“FIFO Facility”), collectively, in an aggregate amount of up to $375.0 million, subject to certain customary conditions.

On August 31, 2022, the Company entered into an amendment (the “First Amendment”) to the Credit Agreement, dated as of August 9, 2021 (as amended by the Amendment, the “First Amended Credit Agreement”), for more than $500.0 million of new additional financing commitments, including its newly expanded $1.130 billion ABL Facility, which provides for an increase of $130.0 million in aggregate revolving commitments for the time periods set forth in the Amendment, and a new $375.0 million FILO Facility (the “Initial FILO Loan”, together with the ABL Facility, the “Credit Facilities”), with JPMorgan Chase Bank, N.A., as administrative agent and Sixth Street Specialty Lending, Inc., as agent and lender for the FILO Facility. The ABL Facility and FILO Facility mature on August 9, 2026, and August 31, 2027, respectively, unless required to mature earlier pursuant to the terms of the Amendment.

On February 7, 2023, the Company entered into a second amendment (the “Second Amendment”) to the Credit Agreement. Pursuant to the Amendment, the lenders agreed to (i) waive any outstanding defaults or events of default under the existing Credit Facilities and (ii) rescind the implementation of the acceleration of obligations under the existing Credit Facilities, the requirement to cash collateralize letters of credit obligations under the existing Credit Facilities and the default interest on the outstanding obligations under the existing Credit Facilities. The Amendment (i) decreased the total revolving commitment from $1.13 billion to $565.0 million, (ii) result in an increased outstanding principal amount as a result of the call protection make-whole amount of $53.9 million being capitalized as principal to the Initial FILO Loan and (iii) provide for an additional $100 million of FILO loans (the “2023 FILO Loan” and together with the Initial FILO Loan, the “FILO Facility”, and together with the ABL Facility, the “Credit Facilities”).
As a result of these events of default, the Company classified its outstanding borrowings under its asset-based revolving credit facility (the “ABL Facility) and its FILO Facility as current in the consolidated balance sheet as of February 25, 2023. The Company’s outstanding borrowings under its ABL Facility and FILO Facilities were $191.3 million and $528.9 million, respectively, as of February 25, 2023. In addition, the Company had $126.9 million in letters of credit outstanding under its ABL Facility as of February 25, 2023. The Company also had $1.030 billion in senior notes (excluding deferred financing costs) outstanding as of February 25, 2023. For information regarding the Company's borrowings, see Note 7.

The filing of the Chapter 11 Cases constituted an event of default that accelerated our obligations under the Senior Notes and the Credit Facilities.

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

ATM Program

On August 31, 2022, we established an at the market equity distribution program (the "ATM Program") (see “Shareholders' (Deficit) Equity,” Note 8 to the accompanying consolidated financial statements), under which we offered and sold 12 million shares of common stock for net proceeds of $72.2 million pursuant to the prospectus supplement dated August 31, 2022. On October 28, 2022, we filed a prospectus supplement to register additional shares of our common stock to offer and sell under the ATM Program at an aggregate sales price of up to $150.0 million. The net proceeds, after commissions and offering costs, from the ATM Program were used for a number of general corporate purposes, which include immediate strategic priorities such as rebalancing the Company's assortment and inventory. During Fiscal 2022, we sold approximately 22.2 million shares for approximately $115.4 million of net proceeds under the Company's ATM Programs.

Series A Preferred Stock and Warrants

On February 7, 2023, the Company consummated an underwritten public offering of (i) shares of Series A Convertible Preferred Stock (“Series A”), (ii) warrants to purchase shares of the Company’s Common Stock (“Common Stock Warrants”), and (iii) warrants to purchase shares of the Company’s Series A Convertible Preferred Stock (“Preferred Stock Warrants”). The gross proceeds received for the Series A was $225.0 million and there was no additional consideration received for the Common Stock Warrants and Preferred Stock Warrants issued.

During the year ended February 25, 2023, 5,000 Preferred Stock Warrants were exercised for gross proceeds of $47.5 million.

The filing of the Chapter 11 Cases constitutes a Bankruptcy Trigger Event of the Series A, as a result of which mandatory cash redemption provisions contained are triggered. In addition, the filing of the Chapter 11 Cases triggers a holder's ability to convert the preferred stock at the Alternate Conversion Price, which could result in a conversion price of lesser than $0.7160.

Capital Expenditures

Capital expenditures for Fiscal 2022 were $332.9 million, which includes the entering into use of accrued capital expenditures of $63.4 million which were recorded in fiscal 2021. As the Company executes its new strategic plans and refine capital resources to improve liquidity, capital expenditures are related to maintenance, and investments in technology and digital offerings.

Stock Repurchases

During the first quarter of Fiscal 2022, we repurchased approximately 2.9 million shares of our common stock, at a total cost of approximately $46.1 million, which included approximately 2.3 million shares at a total cost of approximately $40.4 million repurchased under our share repurchase programs as authorized by our Board of Directors.

Between December 2004 and April 2021, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of up to $12.950 billion of its shares of common stock. Since 2004 through the end of Fiscal 2022, the Company has repurchased approximately $11.731 billion of its common stock through share repurchase programs. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock, restricted stock units and performance stock unit awards. Since the initial authorization in December 2004, the aggregate total of common stock repurchased is approximately 265.1 million shares for a total cost of approximately $11.731 billion. The Company had approximately $1.221 billion remaining of authorized share repurchases as of February 25, 2023.

Debt Repurchases

There were no debt repurchases made during the year ended February 25, 2023. During Fiscal 2021, we purchased approximately $11.0 million aggregate principal amount of our outstanding 3.749% senior unsecured notes due August 1, 2024.

Cash flow from operating activities

Net cash used in operating activities for Fiscal 2022 was $991.0 million, compared with net cash provided by operating activities of $17.9 million in Fiscal 2021. The year-over-year change in operating cash flow was primarily due to higher net loss, adjusted for non-cash expense, which included the impact of higher impairments in fiscal 2022, as well as decreases in accounts payable and accrued expenses and other current liabilities, partially offset by decreases in inventory. For Fiscal 2021, the decrease in cash provided by operating activities was primarily due to higher net loss, adjusted for non-cash expenses, which included the impact of higher restructuring and transformation expenses in Fiscal 2021, as well as investments in inventory, including as a result of changing the timing of purchasing in response to the potential impact of global supply chain disruptions on timing of inventory receipts and availability of product in our stores and on our websites, and lower accounts payable, due primarily to timing of payments for merchandise, and accrued liabilities, including lower incentive compensation accruals. There were partially offset by a decrease in other current assets primarily due to the receipt of income tax refunds in Fiscal 2021.

Retail inventory, which includes inventory in our distribution facilities for direct to customer shipments, was approximately $817.6 million at February 25, 2023, a decrease of 52.6% compared with retail inventory at February 26, 2022. We continue to focus on our inventory assortment changes and other merchandising strategies. In Fiscal 2022, the Company's in-stock levels were lower than anticipated due to supplier constraints and vendor credit line decreases. We continue to focus on our inventory optimization strategies while also responding to the potential impact of global supply chain disruptions on product availability. Retail inventory at February 26, 2022 increased approximately 18.0% compared to retail inventory at February 27, 2021, which was primarily related to the focus on our inventory optimization strategies while also responding to the potential impact of global supply chain disruptions on product availability.

Cash flow from investing activities

Net cash used in investing activities for Fiscal 2022 was $298.7 million, compared with net cash used in investing activities of $349.2 million in Fiscal 2021. For Fiscal 2022, net cash used in investing activities included $332.9 million of capital expenditures, a $10.5 million cash outflow related to the deconsolidation of Canadian subsidiaries, $18.9 million of cash proceeds from the sale of available-for-sale investment securities, and $25.8 million of proceeds from a note receivable. For Fiscal 2021, net cash used in investing activities included $354.2 million of capital expenditures.

Cash flow from financing activities

Net cash provided by financing activities for Fiscal 2022 was $967.0 million, compared with net cash used in financing activities of $606.0 million in Fiscal 2021. Net cash provided by financing activities for Fiscal 2022 was comprised of $1.6 billion of borrowings under the Credit Facilities, partially offset by repayments of $926.2 million, $272.5 million of proceeds from the issuance and exercising of derivative liabilities, net proceeds from issuances of common stock and ATM Program offerings of $119.0 million, repurchases of common stock of $46.1 million, of which $40.4 million is related to our share repurchase program, payments of deferred financing costs of $24.2 million, payments of Exchange Offer costs of $8.0 million, $6,3 million of payments for issuance costs related to derivative liabilities, repayments of finance leases of $3.2 million, and dividend payments of $0.3 million. Net cash provided by financing activities in Fiscal 2021 was primarily comprised of repurchases of common stock of $589.4 million, of which $574.9 million was related to our share repurchase program, repayments of long-term debt of $11.4 million and payments of deferred financing costs of $3.4 million.

Contractual Obligations

Our contractual obligations as of February 25, 2023 consist mainly of (i) principal and interest related to our debt (see "Long-Term Debt," Note 7 to the Consolidated Financial Statements), (ii) leases for stores, offices, distribution facilities and equipment (see "Leases," Note 9 to the Consolidated Financial Statements) and (iii) purchase obligations, primarily under purchase orders issued for merchandise and for certain capital expenditures. Total capital expenditures for Fiscal 2022 were $332.9 million.

Approximately $215.4 million in principal amount of our senior unsecured notes are due August 1, 2024, with the remaining principal balances due August 1, 2034 and August 1, 2044. Our lease obligations include both operating and finance leases, and have various terms extending through 2041, with approximately $385.5 million in minimum lease payments due in Fiscal 2023, and declining amounts due each year thereafter.

These obligations are considered as part of our overall capital allocation and liquidity management processes referred to above.
SEASONALITY
Our business is subject to seasonal influences. Generally, our sales volumes are higher in the calendar months of August, November, and December, and lower in February.
INFLATION

In Fiscal 2022, we experienced inflationary pressures in various parts of our business, including, but not limited to, product cost pressure as well as increased freight and shipping costs across our supply chain. We continue to monitor the impact of inflation on the costs of materials, labor, and other costs required to manage our business in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. There can be no assurance, however, that our operating results will not be affected by inflation in the future. See also Risk Factor "Rising inflation may adversely affect us by increasing costs of materials, labor and other costs beyond what we can recover through price increases".

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

For the fiscal years ended February 26, 2022 and February 27, 2021 the Company estimated its reserve for inventory shrinkage throughout the year based on historical shrinkage and any current trends, if applicable. Actual shrinkage was recorded based upon the results of the Company’s physical inventory counts for locations at which counts were conducted. For locations where physical inventory counts were not conducted in the fiscal year, an estimated shrink reserve was recorded based on historical shrinkage and any current trends, if applicable.

For the fiscal year-ended February 25, 2023 the Company performed store physical inventory counts at or near fiscal year-end using a statistical sampling approach based on a stratified random sample. The full population of store inventory was estimated and recorded based on an extrapolation using the direct projection method. The Company estimated a reserve for inventory shrinkage for inventory held at other locations based on historical shrinkage and current trends.

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

In Fiscal 2022, 2021, and 2020, we recorded $1.28 billion, $30.8 million, and $75.1 million, respectively, of non-cash pre-tax impairment charges within goodwill and other impairments in the consolidated statement of operations for certain store-level assets, including leasehold improvements and operating lease assets. At February 25, 2023, the required step one recoverability test resulted in estimation uncertainty regarding the ability to achieve future location and enterprise level positive undiscounted cash flows. As such, the Company moved forward with preparing a step two impairment test for its long-lived assets at all store, distribution facility and corporate locations. The Company used market approach models, including orderly liquidation value, to estimate the fair value of store, distribution facility and corporate location long-lived assets, comparing the fair values to the net book values, and calculating the impairment charge.

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

Beginning in the fourth quarter of Fiscal 2020, we began insuring portions of our workers' compensation and medical insurance through a wholly owned captive insurance subsidiary (the "Captive") to enhance our risk financing strategies. The Captive is subject to regulations in Vermont, including those relating to its levels of liquidity. The Captive was in compliance with all regulations as of February 25, 2023.

Mezzanine Equity and Derivatives: The Company also issues various financial instruments, including preferred stock and warrants. We account for instruments containing redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control are classified as redeemable or mezzanine equity. We also evaluate whether the contingent redemption provisions are probable of becoming redeemable to determine whether the carrying value of the redeemable convertible preferred units are required to be remeasured to their respective redemption values. All instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g. more equity-like or debt-like). Features identified as freestanding instruments or bifurcated embedded derivatives that are material are recognized separately as a derivative asset or liability, recorded at fair value each reporting period in the consolidated financial statements.

The Company uses a model-derived valuation in determining the fair value of the derivative liabilities. Significant assumptions used in the model include the conversion ratio and stock price of the Company. Significant changes in these assumptions could lead to significant changes in the fair value of the derivative liabilities.

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

During Fiscal 2022, we concluded that, based on our evaluation of available objective positive and negative evidence, we continue to be more likely than not that our net U.S. federal and state deferred tax assets will not be recoverable. In assessing the realizability of deferred tax assets, the key assumptions used to determine positive and negative evidence included our cumulative book loss for the past three years and our ability to continue as a going concern. As of February 25, 2023, the total valuation allowance relative to U.S. federal and state deferred tax assets was $851.8 million.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934 including, but not limited to, our progress and anticipated progress towards our long-term objectives, as well as more generally the status of our future liquidity and financial condition and our outlook for our 2022 Fiscal year. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “our vision,” “plan,” “potential,” “preliminary,” “predict,” “should,” “will,” or “would” or the negative thereof or other variations thereof or comparable terminology. These forward-looking statements are subject to a number of factors and uncertainties that could cause the Company’s actual results to differ materially from those expressed in or contemplated by the forward-looking statements. Such factors include, but are not limited to: risks attendant to the bankruptcy process, including the Company’s ability to obtain court approval from the Bankruptcy Court with respect to motions or other requests made to the Bankruptcy Court throughout the course of the Chapter 11 Cases, including with respect the DIP Facility; the effects of the Chapter 11 Cases, including increased legal and other professional costs necessary to execute the Company’s reorganization, on the Company’s liquidity (including the availability of operating capital during the pendency of the Chapter 11 Cases), results of operations or business prospects; the effects of the Chapter 11 Cases on the interests of various constituents and financial stakeholders; the length of time that the Company will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the Chapter 11 Cases; objections to the Company’s restructuring process, DIP Facilities, or other pleadings filed that could protract the Chapter 11 Cases; risks associated with third-party motions in the Chapter 11 Cases; Bankruptcy Court rulings in the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general; the Company’s ability to comply with the restrictions imposed by the terms and conditions of the DIP Credit Agreement and other financing arrangements; employee attrition and the Company’s ability to retain senior management and other key personnel due to the distractions and uncertainties; the Company’s ability to maintain relationships with suppliers, customers, employees and other third parties and regulatory authorities as a result of the Chapter 11 Cases; the impact and timing of any cost-savings measures and related local law requirements in various jurisdictions; finalization of the Company’s annual and quarterly financial statements (including finalization of the Company’s impairment tests), completion of standard annual and quarterly-close processes; risks relating to the delisting of the Common Stock from Nasdaq and future quotation of the Company’s common stock; the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures, and the potential for additional material weaknesses in the Company’s internal controls over financial reporting or other potential weaknesses of which the Company is not currently aware or which have not been detected; the impact of litigation and regulatory proceedings; the impact and timing of any cost-savings measures; and other factors discussed in this Annual Report on Form 10-K. These risks and uncertainties may cause the Company’s actual results, performance, liquidity or achievements to differ materially from any future results, performance, liquidity or achievements expressed or implied by these forward-looking statements. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur. Except as required by law, we do not undertake any obligation to update our forward-looking statements.
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to variable interest rate changes associated with our investment securities and the Credit Facilities, which includes our asset based revolving credit facility (the “ABL Facility”) and a first-in-last-out term loan facility (the “FILO Facility”). Our Credit Facilities are based on the Secured Overnight Financing Rate (“SOFR”). During Fiscal 2022, the Company sold its long-term available-for-sale investment securities of $20.3 million for $18.9 million resulting in a realized loss reclassified out of accumulated other comprehensive loss.

As of February 25, 2023, our investments include cash and cash equivalents of approximately $65.9 million and restricted cash of $81.5 million, at weighted average interest rates of 3.34% and 0.34%, respectively. The book value of these investments is representative of their fair values.

As of February 25, 2023, we had a variable interest rate debt outstanding under our Credit Facilities of $720.2 million. The weighted average interest rate on the outstanding amounts under our Credit Facilities was 11.66%. The carrying amount of the Credit Facilities approximates fair value as the interest charged is based on the current market rate.

Our senior unsecured notes have fixed interest rates and are not subject to interest rate risk. As of February 25, 2023, the fair value of the senior unsecured notes was $176.3 million, which is based on quoted prices in active markets for identical instruments compared to the carrying value of approximately $1.030 billion.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following are included herein:

1)	Consolidated Balance Sheets as of February 25, 2023 and February 26, 2022

2)	Consolidated Statements of Operations for the fiscal years ended February 25, 2023, February 26, 2022, and February 27, 2021

3)	Consolidated Statements of Comprehensive Loss for the fiscal years ended February 25, 2023, February 26, 2022, and February 27, 2021

4)	Consolidated Statements of Shareholders’ (Deficit) Equity for the fiscal years ended February 25, 2023, February 26, 2022, and February 27, 2021

5)	Consolidated Statements of Cash Flows for the fiscal years ended February 25, 2023, February 26, 2022, and February 27, 2021

6)	Notes to Consolidated Financial Statements

7)	Reports of Independent Registered Public Accounting Firm (PCAOB ID: 185)

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)

	February 25, 2023	February 26, 2022
Assets
Current assets:
Cash and cash equivalents	$65,853	$439,496
Restricted cash	66,242	—
Merchandise inventories	817,553	1,725,410
Prepaid expenses and other current assets	147,261	198,248
Total current assets	1,096,909	2,363,154
Long-term restricted cash	15,262	31,388
Long-term investment securities	—	19,212
Property and equipment, net	50,143	1,027,387
Operating lease assets	965,882	1,562,857
Other assets	97,021	126,574
Total assets	$2,225,217	$5,130,572

Liabilities, Mezzanine Equity, and Shareholders' (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$646,005	$—
Accounts payable	457,924	872,445
Accrued expenses and other current liabilities	244,432	529,371
Merchandise credit and gift card liabilities	272,277	326,465
Current operating lease liabilities	301,194	346,506
Preferred stock warrant liabilities	404,441	—
Derivative liabilities	169,611	—
Total current liabilities	2,495,884	2,074,787
Other liabilities	131,500	102,438
Operating lease liabilities	1,278,467	1,508,002
Income taxes payable	93,241	91,424
Long-term debt	1,026,133	1,179,776
Total liabilities	5,025,225	4,956,427

Mezzanine equity
Convertible Preferred Stock, Series A, $0.001 par value, authorized - 1,000,000 shares authorized; issued 23,685 shares and outstanding 15,142 shares	—	—

Shareholders' (deficit) equity:
Preferred stock - $0.01 par value; authorized - 1,000 shares; no shares issued or outstanding	—	—
Common stock - $0.01 par value; authorized - 900,000 shares; issued 382,353 and 344,146, respectively; outstanding 259,033 and 81,979 shares, respectively	3,823	3,441
Additional paid-in capital	2,428,439	2,235,894
Retained earnings	225,058	9,666,091
Treasury stock, at cost; 123,320 and 262,167 shares, respectively	(5,457,379)	(11,685,267)
Accumulated other comprehensive income (loss)	51	(46,014)
Total shareholders' (deficit) equity	(2,800,008)	174,145
Total liabilities, mezzanine equity, and shareholders' (deficit) equity	$2,225,217	$5,130,572
See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended
	February 25, 2023	February 26, 2022	February 27, 2021
Net sales	$5,344,685	$7,867,778	$9,233,028

Cost of sales	4,129,802	5,384,287	6,114,947

Gross profit	1,214,883	2,483,491	3,118,081

Selling, general and administrative expenses	2,372,969	2,692,292	3,224,363

Impairments	1,287,529	36,531	127,341

Restructuring and transformation initiative expenses	330,024	144,025	102,202

Loss on sale of businesses	—	18,221	1,062

Operating loss	(2,775,639)	(407,578)	(336,887)

Interest expense, net	110,497	64,702	76,913

Loss on preferred stock warrants and derivative liabilities	639,444	—	—

Loss on deconsolidation of subsidiaries	98,633	—	—

Loss (gain) on extinguishment of debt	(94,343)	376	(77,038)

Loss before provision (benefit) from income taxes	(3,529,870)	(472,656)	(336,762)

Provision (benefit) from income taxes	(31,069)	86,967	(185,989)

Net loss	$(3,498,801)	$(559,623)	$(150,773)

Net loss per share - Basic	$(36.03)	$(5.64)	$(1.24)
Net loss per share - Diluted	$(36.03)	$(5.64)	$(1.24)

Weighted average shares outstanding - Basic	97,106	99,249	121,446
Weighted average shares outstanding - Diluted	97,106	99,249	121,446

See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands)

	Fiscal Year Ended
	February 25, 2023	February 26, 2022	February 27, 2021
Net loss	$(3,498,801)	$(559,623)	$(150,773)

Other comprehensive (loss) income:
Change in temporary impairment of auction rate securities, net of tax	866	(251)	(617)
Pension adjustment, net of tax	—	(1,562)	(1,396)
Reclassification adjustment on settlement of the pension plan, net of tax	—	9,938	1,522
Currency translation adjustment	45,199	1,461	9,800
Other comprehensive income	46,065	9,586	9,309

Comprehensive loss	$(3,452,736)	$(550,037)	$(141,464)
See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Mezzanine Equity and Shareholders' (Deficit) Equity
(in thousands)

	Mezzanine Equity		Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at February 29, 2020	—	—	343,683	$3,436	$2,167,337	$10,374,826	(217,155)	$(10,715,755)	$(64,909)	$1,764,935
Net loss	—	—	—	—	—	(150,773)	—	—	—	(150,773)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	9,309	9,309
Dividends forfeited	—	—	—	—	—	1,200	—	—	—	1,200
Forfeiture of restricted shares, net	—	—	(786)	(8)	8	—	—	—	—	—
Payment and vesting of performance stock units	—	—	344	4	(4)	—	—	—	—	—
Stock-based compensation expense, net	—	—	—	—	32,344	—	—	—	—	32,344
Accelerated share repurchase program	—	—	—	—	(47,550)	—	(15,833)	(327,450)	—	(375,000)
Repurchase of common stock, including fees	—	—	—	—	—	—	(632)	(5,079)	—	(5,079)
Balance at February 27, 2021	—	—	343,241	3,432	2,152,135	10,225,253	(233,620)	(11,048,284)	(55,600)	1,276,936
Net loss			—	—	—	(559,623)	—	—	—	(559,623)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	9,586	9,586
Dividends forfeited	—	—	—	—	—	461	—	—	—	461
Issuance of restricted shares, net	—	—	624	6	(6)	—	—	—	—	—
Payment and vesting of performance stock units	—	—	274	3	(3)	—	—	—	—	—
Stock-based compensation expense, net	—	—	—	—	36,080	—	—	—	—	36,080
Accelerated share repurchase program	—	—	—	—	47,550	—	(200)	(47,550)	—	—
Director fees paid in stock	—	—	7	—	138	—	—	—	—	138
Repurchase of common stock, including fees	—	—	—	—	—	—	(28,347)	(589,433)	—	(589,433)
Balance at February 26, 2022	—	—	344,146	3,441	2,235,894	9,666,091	(262,167)	(11,685,267)	(46,014)	174,145
Net loss	—	—	—	—	—	(3,498,801)	—	—	—	(3,498,801)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	46,065	46,065
Dividends forfeited	—	—	—	—	—	235	—	—	—	235
Issuance of restricted shares, net	—	—	178	2	(2)	—	—	—	—	—
Vesting of restricted stock units	—	—	1,163	12	(12)	—	—	—	—	—
Payment and vesting of performance stock units	—	—	177	2	(2)	—	—	—	—	—
Stock-based compensation expense, net	—	—	—	—	20,212	—	—	—	—	20,212
Director fees paid in stock	—	—	11	—	145	—	—	—	—	145
Issuance of common stock and At-the-Market offering, net of offering costs	—	—	36,678	366	172,204	—	—	—	—	172,570
Repurchase of common stock, including fees	—	—	—	—	—	—	(2,888)	(46,146)	—	(46,146)
Issuance of Series A convertible preferred stock	23,685		—	—	—	—	—	—	—	—
Conversion of Series A convertible preferred stock	(13,543)	—	—	—	—	(2,980,160)	70,911	3,135,100	—	154,940
Exercise of Preferred Stock Warrants	5,000		—	—	—	—	—	—	—	—
Exercise of Common Stock Warrants	—	—	—	—	—	(2,962,307)	70,824	3,138,934	—	176,627
Balance at February 25, 2023	15,142	—	382,353	$3,823	$2,428,439	$225,058	(123,320)	$(5,457,379)	$51	$(2,800,008)
See accompanying Notes to Consolidated Financial Statements.

BED BATH & BEYOND INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	February 25, 2023	February 26, 2022	February 27, 2021
Cash Flows from Operating Activities:
Net loss	$(3,498,801)	$(559,623)	$(150,773)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	427,087	293,626	340,912
Impairments	1,287,529	36,531	127,341
Loss on preferred stock warrants and derivative liabilities	639,444	—	—
Stock-based compensation	19,394	35,061	31,594
Realized loss on available-for-sale investment securities	1,411	—	—
Deferred income taxes	(37,586)	125,711	148,741
Loss on sale of businesses	—	18,221	1,062
Loss on deconsolidation of subsidiaries	98,633	—	—
(Gain) loss on debt extinguishment	(94,343)	376	(77,038)
Other	2,827	(8,298)	(396)
Decrease (increase) in assets:
Merchandise inventories	874,237	(53,339)	64,947
Other current assets	46,453	387,746	(387,172)
Other assets	11,355	607	1,519
Increase (decrease) in liabilities:
Accounts payable	(365,772)	(132,785)	168,556
Accrued expenses and other current liabilities	(262,530)	(100,356)	15,538
Merchandise credit and gift card liabilities	(53,837)	13,981	(12,110)
Income taxes payable	2,300	(11,257)	54,958
Operating lease assets and liabilities, net	(86,785)	(14,162)	(32,813)
Other liabilities	(1,995)	(14,186)	(26,758)
Net cash (used in) provided by operating activities	(990,979)	17,854	268,108
Cash Flows from Investing Activities:
Purchases of held-to-maturity investment securities	—	(29,997)	—
Redemption of held-to-maturity investment securities	—	30,000	386,500
Proceeds from sale of available-for-sale investment securities	18,864	—	—
Deconsolidation of subsidiaries cash, cash equivalents and restricted cash	(10,545)	—	—
Proceeds received from note receivable	25,832	—	—
Net proceeds from sales of businesses	—	—	534,457
Net proceeds from sales of property	—	5,000	—
Capital expenditures	(332,886)	(354,185)	(183,077)
Net cash (used in) provided by investing activities	(298,735)	(349,182)	737,880
Cash Flows from Financing Activities:
Borrowings of debt	1,590,000	—	236,400
Repayments of debt	(926,199)	(11,360)	(457,827)
Repayments of finance leases	(3,206)	(1,033)	—
Repurchase of common stock, including fees	(46,146)	(589,433)	(332,529)
Issuance of common stock and At-the-Market offering, net of offering costs	118,975	—	—
Proceeds from issuance of Series A and preferred and common stock warrants	225,008	—	—
Proceeds from exercise of preferred stock warrants	47,500	—	—
Payment of dividends	(329)	(749)	(23,108)
Payment of Exchange Offer costs	(7,992)	—	—
Payment of issuance costs related to Series A and preferred and common stock warrants	(6,334)	—	—
Payment of deferred financing fees	(24,242)	(3,443)	(7,690)
Prepayment under share repurchase agreement	—	—	(47,550)
Net cash provided by (used in) financing activities	967,035	(606,018)	(632,304)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(848)	1,006	5,075
Net (decrease) increase in cash, cash equivalents and restricted cash	(323,527)	(936,340)	378,759
Change in cash balances classified as held-for-sale	—	—	4,815

Net (decrease) increase in cash, cash equivalents and restricted cash	(323,527)	(936,340)	383,574
Cash, cash equivalents and restricted cash:
Beginning of period	470,884	1,407,224	1,023,650
End of period	$147,357	$470,884	$1,407,224
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Bed Bath & Beyond Inc. and Subsidiaries

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

A.    Nature of Operations

Bed Bath & Beyond Inc. and subsidiaries (the "Company") is an omni-channel retailer that makes it easy for its customers to feel at home. The Company sells a wide assortment of merchandise in the Home and Baby markets and operates under the names Bed Bath & Beyond ("BBB") and buybuy BABY ("BABY"). Customers can purchase products either in-store, online, with a mobile device or through a customer contact center. The Company generally has the ability to have customer purchases picked up in-store, curbside or shipped direct to the customer from the Company’s distribution facilities, stores or vendors. In addition, the Company is a partner in a joint venture which operates retail stores in Mexico under the name Bed Bath & Beyond.

We account for our operations as one North American Retail reporting segment. In Fiscal 2020, we accounted for our operations as two operating segments: North American Retail and Institutional Sales, the latter of which did not meet the quantitative thresholds under GAAP and, therefore, was not a reportable segment, and which was divested in October 2020. Net sales outside of the U.S. for the Company were not material for Fiscal 2022, 2021, and 2020. As the Company operates in the retail industry, its results of operations are affected by general economic conditions and consumer spending habits.

On April 23, 2023 (the “Petition Date”), Bed Bath and Beyond, Inc. (the “Company”) and materially all of its direct and indirect subsidiaries (collectively, the "Debtors" or the “Company Parties”) filed a voluntary petition (the “Chapter 11 Cases”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). On the Petition Date, the Company Parties filed a motion with the Bankruptcy Court seeking to jointly administer the Chapter 11 Cases. On April 24, 2023, the Bankruptcy Court entered an order approving joint administration under the caption “In re: Bed Bath & Beyond Inc.,” Case No 23-13359. Certain of the Company’s subsidiaries were not included in the Chapter 11 filing.

The Company Parties continue to operate their business and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Following a hearing held on April 24, 2023, the Bankruptcy Court approved, on an interim basis, the Company Parties’ motions seeking a variety of “first-day” relief, including authority to pay employee wages and benefits and to pay vendors and suppliers for goods and services provided both before and after the Petition Date. The Company Parties resolved numerous informal comments and many of the "first-day" motions were entered on a final basis consensually. A hearing was scheduled on June 14, 2023 for the Bankruptcy Court to consider final approval of the relief requested in certain first day motions, and final approval of the DIP Facility.

On February 10, 2023 (the “Canadian Petition Date”), BBB Canada Limited made an application with the Ontario Superior Court of Justice (the “Canadian Court”). BBB Canada Limited was granted an order, which, among other provisions, provides a stay of proceedings pursuant to the Companies’ Creditors Arrangement Act (the “CCAA”). The CCAA is a Federal Act that allows financially troubled corporations that owe their creditors in excess of $5 million the opportunity to restructure their affairs. Although Bed Bath & Beyond Canada L.P. (“BBB LP” and together with BBB Canada Limited, “BBB Canada”) did not file an application with the Canadian Court, the stay of proceedings under the CCAA and other benefits were extended to BBB LP. BBB Canada initiated a wind-down of Bed Bath & Beyond and Buy Buy Baby Stores in Canada under the CCAA. A monitor was appointed by the Canadian Court on February 10, 2023 to oversee the orderly liquidation of its remaining inventory with assistance from a third-party professional liquidator and vacate its leased retail stores and premises. See “Deconsolidation – Canadian Subsidiaries,” Note 4, for additional details.

B.    Fiscal Year

The Company’s Fiscal year is comprised of the 52 or 53-week period ending on the Saturday nearest February 28th. Accordingly, Fiscal 2022, Fiscal 2021, and Fiscal 2020 represented 52 weeks and ended on February 25, 2023, February 26, 2022, and February 27, 2021, respectively.

C.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company accounts for its investment in the joint venture referred to above under the equity method.

All significant intercompany balances and transactions have been eliminated in consolidation.

D.    Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendment provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on contracts, hedging relationships and other transactions that reference LIBOR. These updates are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company adopted this standard in Fiscal 2022; upon adoption, this guidance did not have a material impact on its consolidated financial statements.
E.     Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. In particular, judgment is used in areas such as inventory valuation, impairment of long-lived assets, impairment of auction rate securities, goodwill and other indefinite lived intangible assets, accruals for self-insurance, litigation, store opening, expansion, relocation and closing costs, the provision for sales returns, vendor allowances, derivatives, stock-based compensation and income and certain other taxes. Actual results could differ from these estimates.

F.    Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $24.5 million and $47.9 million as of February 25, 2023 and February 26, 2022, respectively.

Short-term restricted cash was $66.2 million as of February 25, 2023 and is included in current assets on the consolidated balance sheet. The Company had no short-term restricted cash as of February 26, 2022. Long-term restricted cash of $15.3 million and $31.4 million as of February 25, 2023 and February 26, 2022, respectively, is included in total assets on the consolidated balance sheet.

G.    Investment Securities

Investment securities consist primarily of auction rate securities, which are securities with interest rates that reset periodically through an auction process, and U.S. Treasury Bills, when outstanding. The U.S. Treasury Bills with original maturities of greater than three months were classified as short-term held-to-maturity securities and stated at their amortized cost which approximated fair value. Auction rate securities are classified as available-for-sale and are stated at fair value, which had historically been consistent with cost or par value due to interest rates which reset periodically, typically every 7, 28 or 35 days. As a result, there generally were no cumulative gross unrealized holding gains or losses relating to these auction rate securities. However, during the global financial crisis of 2008 the auction process for the Company’s auction rate securities failed and continues to fail. These failed auctions result in a lack of liquidity in the securities and affect their estimated fair values at February 26, 2022, but do not affect the underlying collateral of the securities.

Those investment securities which the Company had the ability and intent to hold until maturity are classified as held-to-maturity investments and are stated at amortized cost.

Premiums are amortized and discounts are accreted over the life of the security as adjustments to interest income using the effective interest method. Dividend and interest income are recognized when earned.

During Fiscal 2022, the Company sold its long-term available-for-sale investment securities of $20.3 million for $18.9 million resulting in a $1.4 million realized loss, of which $1.1 million was reclassified out of accumulated other comprehensive loss.

As of February 26, 2021, the Company’s long-term available-for-sale investment securities represented approximately $20.3 million par value of auction rate securities, less temporary valuation adjustments of approximately $1.1 million. Since these valuation adjustments are deemed to be temporary, they are recorded in accumulated other comprehensive loss, net of a related tax benefit, and did not affect the Company’s net earnings.

The Company had no short-term available-for-sale investment securities as of February 25, 2023 or February 26, 2022.

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

For the fiscal years ended February 26, 2022 and February 27, 2021, the Company estimated its reserve for inventory shrinkage throughout the year based on historical shrinkage and any current trends, if applicable. Actual shrinkage was recorded based upon the results of the Company’s physical inventory counts for locations at which counts were conducted. For locations where physical inventory counts were not conducted in the fiscal year, an estimated shrink reserve was recorded based on historical shrinkage and any current trends, if applicable.

For the fiscal year-ended February 25, 2023 the Company performed store physical inventory counts at or near fiscal year-end using a statistical sampling approach based on a stratified random sample. The full population of store inventory was estimated and recorded based on an extrapolation using the direct projection method. The Company estimated a reserve for inventory shrinkage for inventory held at other locations based on historical shrinkage and current trends.

The Company accrues for merchandise in transit once it takes legal ownership and title to the merchandise; as such, an estimate for merchandise in transit is included in the Company’s merchandise inventories.

I.    Property and Equipment

Property and equipment are stated at cost and are depreciated primarily using the straight-line method over the estimated useful lives of the assets (39 years for buildings; 7 to 20 years for furniture, fixtures and equipment; and 3 to 10 years for computer equipment and software). Leasehold improvements are amortized using the straight-line method over the lesser of their estimated useful life or the life of the lease. Depreciation expense is primarily included within selling, general and administrative expenses. (see "Property and Equipment," Note 10).

The cost of maintenance and repairs is charged to earnings as incurred; significant renewals and betterments are capitalized. Maintenance and repairs amounted to $34.7 million, $80.0 million, and $117.7 million for Fiscal 2022, 2021, and 2020, respectively.

J.    Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. In Fiscal 2022 and Fiscal 2021, the Company recorded non-cash pre-tax impairment charges of $1.28 billion and $30.8 million, respectively, for certain store-level, distribution facilities, corporate assets, including leasehold improvements, other property and equipment and operating lease assets.

At February 25, 2023, the required step one recoverability test resulted in estimation uncertainty regarding the ability to achieve future location and enterprise level positive undiscounted cash flows. As such, the Company moved forward with preparing a step two impairment test for its long-lived assets at all store, distribution facility and corporate locations. The Company used market approach models, including orderly liquidation value, to estimate the fair value of store, distribution facility and corporate location long-lived assets, comparing the fair values to the net book values, and calculating the impairment charge.

In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

K.    Goodwill and Other Indefinite Lived Intangible Assets

Included within other assets in the accompanying consolidated balance sheets as of February 25, 2023 and February 26, 2022, respectively, are $13.2 million and $16.3 million for indefinite lived tradenames and trademarks.

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

Other indefinite lived intangible assets were recorded as a result of acquisitions and primarily consist of tradenames. The Company values its tradenames using a relief-from-royalty approach, which assumes the value of the tradename is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the tradename and instead licensed the tradename from another company. For the fiscal years ended February 25, 2023, February 26, 2022, and February 27, 2021, the Company completed a quantitative impairment analysis for certain other indefinite lived intangible assets, by comparing the fair value of the tradenames to their carrying value and recognized non-cash pre-tax tradename impairment charges of $2.9 million, $5.7 million, and $35.1 million, respectively, within goodwill and other impairments in the consolidated statement of operations. As of February 25, 2023, for the remaining other indefinite lived intangible assets, the Company assessed qualitative factors in order to determine whether any events and circumstances existed which indicated that it was more likely than not that the fair value of these other indefinite lived assets did not exceed their carrying values and concluded no such events or circumstances existed which would require an impairment test be performed. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

As of February 25, 2023 and February 26, 2022, the Company did not have any goodwill recorded on its consolidated balance sheet.

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

Beginning in the fourth quarter of Fiscal 2020, the Company began insuring portions of its workers' compensation and medical insurance through a wholly owned captive insurance subsidiary (the "Captive") to enhance its risk financing strategies. The Captive is subject to regulations in Vermont, including those relating to its levels of liquidity and other requirements. The Captive was in compliance with all regulations as of February 25, 2023.

M.    Shareholders' (Deficit) Equity and Mezzanine Equity

The Company has authorization to make repurchases of its common shares from time to time in the open market or through other programs approved by the Board of Directors pursuant to existing rules and regulations. Common stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock, with cost determined on a weighted-average basis (see "Shareholders' (Deficit) Equity and Mezzanine Equity", Note 8).

The Company issues various financial instruments, including preferred stock. Instruments containing redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control are classified as redeemable or mezzanine equity. The Company evaluates whether the contingent redemption provisions are probable of becoming redeemable to determine whether the carrying value of the redeemable convertible preferred units are required to be remeasured to their respective redemption values. All instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g. more equity-like or debt-like). Features identified as freestanding instruments or bifurcated embedded derivatives that are material are recognized separately as a derivative asset or liability in the consolidated financial statements (see "Shareholders' (Deficit) Equity and Mezzanine Equity", Note 8).

N.    Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, investment securities, accounts payable, long-term debt, derivatives, and certain other liabilities. The Company’s investment securities consist primarily of U.S. Treasury securities, which are stated at amortized cost, and auction rate securities consisting of preferred shares of closed end municipal bond funds, which are stated at their approximate fair value. The book value of the financial instruments, excluding the Company’s long-term debt, is representative of their fair values (see "Fair Value Measurements," Note 5).

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

For operating leases, lease expense relating to fixed payments is recognized on a straight-line basis over the lease term and lease expense relating to variable payments is expensed as incurred. For finance leases, the amortization of the asset is recognized over the shorter of the lease term or useful life of the underlying asset (see "Leases," Note 9).

P.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets in the accompanying consolidated balance sheets as of February 25, 2023 and February 26, 2022, respectively, are $147.3 million and $198.2 million, which includes income tax receivables as of February 25, 2023 and February 26, 2022 of $16.1 million and $26.5 million, respectively (see "Provision for Income Taxes," Note 12).

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

Revenues from gift cards, gift certificates and merchandise credits are recognized when redeemed. Gift cards have no provisions for reduction in the value of unused card balances over defined time periods and have no expiration dates. In Fiscal 2022 and Fiscal 2021, the Company recognized net sales for gift card and merchandise credit redemptions of approximately $76.7 million and $72.3 million, respectively, which were included in merchandise credit and gift card liabilities on the consolidated balance sheet as of February 26, 2022 and February 27, 2021, respectively.

During the second quarter of fiscal 2022, the Company launched its cross-banner customer loyalty program, Welcome Rewards™, which allows members to earn points for each qualifying purchase at its retail banners either online or in its stores. Points earned are then converted to rewards upon reaching certain thresholds. These rewards may then be redeemed on future merchandise purchases at its retail banners. The Company defers a portion of the revenue related to the points earned at the time of the original transaction and revenue is recognized for these performance obligations upon redemption or expiration of points or rewards earned by the customer. As of February 25, 2023, the Company recorded $4.2 million of loyalty program liabilities in accrued expenses and other current liabilities on the consolidated balance sheet.

Sales returns are provided for in the period that the related sales are recorded based on historical experience. Although the estimate for sales returns has not varied materially from historical provisions, actual experience could vary from historical experience in the future if the level of sales return activity changes materially. In the future, if the Company concludes that an adjustment is required due to material changes in the returns activity, the liability for estimated returns and the corresponding right of return asset will be adjusted accordingly. As of February 25, 2023 and February 26, 2022, the liability for estimated returns of $6.9 million and $23.6 million is included in accrued expenses and other current liabilities and the corresponding right of return asset for merchandise of $4.8 million and $14.6 million, respectively, is included in prepaid expenses and other current assets, respectively.

The Company sells a wide assortment of domestics merchandise and home furnishings. Domestics merchandise includes categories such as bed linens and related items, bath items and kitchen textiles. Home furnishings include categories such as kitchen and tabletop items, fine tabletop, basic housewares, general home furnishings (including furniture and wall décor), consumables and certain juvenile products. Sales of domestics merchandise and home furnishings accounted for approximately 35.8% and 64.2% of net sales, respectively, for Fiscal 2022, 37.4% and 62.6% of net sales, respectively, for Fiscal 2021 and 34.7% and 65.3% of net sales, respectively, for Fiscal 2020.

R.    Cost of Sales

Cost of sales includes the cost of merchandise, buying costs and costs of the Company’s distribution network including inbound freight charges, import charges (including duties), distribution facility costs, receiving costs, internal transfer costs and shipping and handling costs.

S.    Vendor Allowances

The Company receives allowances from vendors in the normal course of business for various reasons including direct cooperative advertising, purchase volume and reimbursement for other expenses. Annual terms for each allowance include the basis for earning the allowance and payment terms, which vary by agreement. All vendor allowances are recorded as a reduction of inventory cost, except for direct cooperative advertising allowances which are specific, incremental and identifiable. The Company recognizes purchase volume allowances as a reduction of the cost of inventory in the quarter in which milestones are achieved. Advertising costs were reduced by direct cooperative allowances of $24.0 million, $35.8 million, and $28.9 million for Fiscal 2022, 2021, and 2020, respectively.

T.    Store Opening, Expansion, Relocation and Closing Costs

Store opening, expansion, relocation and closing costs, including markdowns, asset residual values and projected occupancy costs, are charged to earnings as incurred.

U.    Advertising Costs

Advertising expenses related to direct response advertising are expensed on the first day of the direct response advertising event. All other advertising expenses associated with store advertising are charged to earnings as incurred. Net advertising costs amounted to $393.7 million, $407.1 million, and $347.8 million for Fiscal 2022, 2021, and 2020, respectively.

V.    Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense, net of estimated forfeitures, in its consolidated financial statements. The Company’s stock-based compensation relates to restricted stock awards, stock options, restricted stock units and performance stock units. The Company’s restricted stock awards are considered nonvested share awards (see "Stock-Based Compensation," Note 11).

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

Judgment is required in determining the provision for income and other taxes and related accruals, and deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company's various tax returns are subject to audit by various tax authorities. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates (see "Provision for Income Taxes", Note 12).

X.    Earnings per Share

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding, including the dilutive effect of stock-based awards as calculated under the treasury stock method. For Fiscal 2022, Fiscal 2021 and Fiscal 2020, the Company reported a net loss and therefore, the potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

Stock-based awards of approximately 1.7 million, 2.9 million, and 2.4 million shares were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive for Fiscal 2022, 2021, and 2020, respectively. Additionally, Series A preferred stock and warrant liabilities of approximately 15.7 million shares were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive for Fiscal 2022.

2. LIQUIDITY AND GOING CONCERN

Under the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, the Company has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

We considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due over the next twelve months. Based on recurring losses from operations and negative cash flows from operations in the amount of $991.0 million for the twelve months ended February 25, 2023, as well as current cash and liquidity projections, we have concluded that substantial doubt exists about our ability to continue as a going concern for the next twelve months.

In view of restructuring our existing debt, we filed the Chapter 11 Cases on April 23, 2023. The filing of the Chapter 11 Cases constituted an event of default that allowed the respective lenders to accelerate all of our debt obligations under (i) the Existing Credit Agreement and (ii) the Indenture, dated as of July 17, 2014, as amended by the First Supplemented Indenture, dated as of July 17, 2014, relating to the 3.749% senior unsecured notes due 2024 (the “3.749% Senior Notes”), the 4.915% senior unsecured notes due 2034 (the “4.915% Senior Notes”) and the 5.165% senior unsecured notes due 2044 (the “5.165% Senior Notes” and, together with the 3.749% Senior Notes and the 4.915% Senior Notes, the “Notes”) between the Company and The Bank of New York Mellon, as trustee.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against or on behalf of the Company Parties, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company Parties’ property. For more information on the automatic stay, including of any events of default, during the pendency of the Chapter 11 Cases, see “See “Item 3 — Legal Proceedings — Effect of Automatic Stay upon filing under Chapter 11 of the Bankruptcy Code.” The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainty of us being able to continue as a going concern.

Given the risks, unknown results and inherent uncertainties associated with a bankruptcy process and the correlation between the Chapter 11 Cases and our ability to satisfy our financial obligations and to develop and execute our business plan, our ability to continue as a going concern is contingent upon, among other things, our ability to successfully emerge from the Chapter 11 Cases and establish a sustainable capital structure through the restructuring process, subject to the Bankruptcy Court’s approval, the effect of the DIP Facility and the DIP Credit Agreement. The outcome of the Chapter 11 Cases is subject to a high degree of uncertainty and is dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court and the company’s creditors. There can be no assurance that the Company will be able to consummate a Chapter 11 plan with respect to the Chapter 11 Cases. As a result of risks and uncertainties related to events of default under our debt obligations, the delisting of our common stock. and the effects of disruption from the Chapter 11 Cases making it more difficult to maintain business, financing and operational relationships, together with the Company’s recurring losses from operations and accumulated deficit, substantial doubt exists regarding our ability to continue as a going concern for the next 12 months. See "Subsequent Events," Note 17, for additional details on the Chapter 11 Cases.

3. RESTRUCTURING AND TRANSFORMATION ACTIVITIES

Fiscal 2022 Restructuring and Transformation Initiative Expenses

During Fiscal 2022, we recorded charges of $407.7 million for costs associated with restructuring and other transformation initiatives, of which approximately $77.7 million is included in cost of sales. In addition, approximately $330.0 million, was recorded in restructuring and transformation initiative expenses in the consolidated statements of operations, which included approximately $156.9 million of accelerated depreciation related to closing facilities and information technology systems, $101.5 million of other restructuring and transformation costs and $58.1 million of severance costs related to workforce reduction, store closures and leadership changes. The Company also recorded approximately $13.5 million for lease related and other costs, including in connection with store closures.

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

Restructuring and Transformation Initiative Expenses
•Store Closures. During Fiscal 2021, the Company closed 63 mostly Bed Bath & Beyond stores as part of its real estate and store fleet optimization program which commenced in Fiscal 2020 and included the closure of 207 mostly Bed Bath & Beyond stores through the end of Fiscal 2021 (including the 144 stores closed in Fiscal 2021). For the fiscal year ended February 26, 2022, the Company recorded costs associated with store closures for which the store closing process has commenced of $2.4 million of severance costs and $45.5 million of lease-related and other costs within restructuring and transformation initiative expenses in its consolidated statements of operations. At this point, the Company is unable to estimate the amount or range of amounts expected to be incurred in connection with future store closures.
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

As of February 25, 2023 and February 26, 2022, the remaining accrual for all severance and associated costs relating to restructuring and transformation initiatives was $31.6 million and $12.8 million, respectively.

4. DECONSOLIDATION — CANADIAN OPERATIONS

On February 10, 2023 (the “Canadian Petition Date”), BBB Canada Limited made an application with the Ontario Superior Court of Justice (the “Canadian Court”). BBB Canada Limited was granted an order, which, among other provisions, provides a stay of proceedings pursuant to the Companies’ Creditors Arrangement Act (the “CCAA”). The CCAA is a Federal Act that allows financially troubled corporations that owe their creditors in excess of $5.0 million the opportunity to restructure their affairs. Although Bed Bath & Beyond Canada L.P. (“BBB LP” and together with BBB Canada Limited, “BBB Canada”) did not file an application with the Canadian Court, the stay of proceedings under the CCAA and other benefits were extended to BBB LP. BBB Canada initiated a wind-down of Bed Bath & Beyond and Buy Buy Baby Stores in Canada under the CCAA. A monitor was appointed by the Canadian Court on February 10, 2023 to oversee the orderly liquidation of its remaining inventory with assistance from a third-party professional liquidator and vacate its leased retail stores and premises.

BBB Canada was a consolidated operating subsidiary of the Company. The Company lost control of BBB Canada as material decisions were subject to review by the Canadian Court. For these reasons, we concluded that the Company had lost control of BBB Canada, and no longer had significant influence over BBB Canada during the pendency of bankruptcy. Therefore, we deconsolidated BBB Canada on the Canadian Petition Date.

In order to deconsolidate BBB Canada, the carrying values of the assets and certain liabilities of BBB Canada were removed from our consolidated balance sheet as of February 25, 2023, and we recorded our investment in BBB Canada at its estimated fair value of $0. The deconsolidation resulted in the recognition of a loss of $98.6 million during the year ended February 25, 2023, recognized as a non-operating loss in the consolidated statement of operations.

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

The Company’s financial instruments include cash and cash equivalents, investment securities, other long-term investments, accounts payable, short-term and long-term debt, derivative liabilities, and certain other liabilities. The book value of the Company's financial instruments, excluding long-term debt, long-term investments and derivative liabilities, are representative of their fair values.

The Company’s investment securities at February 26, 2022 consisted primarily of U.S. Treasury securities, which are carried at amortized cost and the fair values are based on quoted prices in active markets for identical instruments (Level 1 valuation).

As of February 25, 2023 and February 26, 2022, the fair value of the Company’s senior unsecured notes was approximately $176.3 million and $956.0 million, respectively, which is based on quoted prices in active markets for identical instruments (i.e., Level 1 valuation), compared to the carrying value of approximately $1.030 billion and $1.184 billion, respectively.

Short-term debt is measured utilizing Level 2 inputs included the ABL Facility and FILO Facility. As of February 25, 2023, the carrying amount of the ABL Facility and FILO Facility approximates fair value as interest charged is based on the current market rate and are secured on a first priority basis (subject to customary exceptions) on substantially all assets of the Company and its subsidiaries that are borrowers or guarantors under the ABL Facility and FILO Facility.

Other long-term investments utilizing Level 3 inputs included auction rate securities consisting of preferred shares of closed end municipal bond funds.

On February 7, 2023, the Company consummated an underwritten public offering of (i) shares of Series A Convertible Preferred Stock (“Series A”), (ii) warrants to purchase shares of the Company’s Common Stock (“Common Stock Warrants”), and (iii) warrants to purchase shares of the Company’s Series A Convertible Preferred Stock (“Preferred Stock Warrants”). The gross proceeds received for the Series A was $225.0 million and there was no additional consideration received for the Common Stock Warrants and Preferred Stock Warrants issued. A total of $6.3 million issuance costs were incurred as part of the underwritten public offering and are recognized in loss on preferred stock warrants and derivative liabilities in the consolidated statement of operations.

The Company determined the Common Stock Warrants and Preferred Stock Warrants are derivative liabilities initially recorded at fair value with changes in fair value recorded in earnings (see “Derivatives”, Note 6). The Series A is contingently redeemable which results in mezzanine equity classification and has bifurcated embedded derivative features accounted for as a derivative liability (see “Shareholders' (Deficit) Equity and Mezzanine Equity”, Note 8).

As the Series A, Common Stock Warrants, and Preferred Stock Warrants were issued when the Company was in distress, the Company determined the offering was not an orderly transaction and the gross proceeds of $225.0 million did not represent fair value. As a result, the Company used a model-derived valuation to estimate the fair value of the Series A embedded derivative liability, Preferred Stock Warrants and Common Stock Warrants in which the most significant value driver is the as-converted value utilizing the Company’s common stock price as the input. At issuance, the fair value of the Series A embedded derivative liability, Common Stock Warrants, and Preferred Stock Warrants was $300.5 million, $186.6 million, and $615.5 million, respectively, and no fair value was allocated to the Series A exclusive of the embedded derivative liability. The Company recorded a $877.6 million loss for the total fair value of $1,102.6 million of the financial instruments issued in excess of proceeds of $225.0 million in loss on preferred stock warrants and derivative liabilities in its consolidated statement of operations for the year ended February 25, 2023. The loss is partially offset by a gain of $244.5 million related to the change in fair value associated with these derivative liabilities for the quarter ended February 25, 2023. Issuance costs of $6.3 million were expensed as incurred.

As of February 25, 2023, the fair value of the Series A embedded derivative liability, Common Stock Warrants, and Preferred Stock Warrants was $166.9 million, $2.7 million, and $404.4 million, respectively.

On March 30, 2023, the Company entered into the Exchange Agreement with the holders of the remaining Preferred Stock Warrants (see “Derivatives”, Note 6). As a result of the exchange, the Company will recognize a gain of approximately $353.6 million during the first quarter of fiscal 2023.

6. DERIVATIVES

Preferred Stock Warrants

On February 7, 2023, the Company issued 84,216 Preferred Stock Warrants to acquire up to 84,216 shares of Series A at a price of $9,500 per share. Additionally, in the event the holder holds a Common Stock Warrant, upon exercise of the Preferred Stock Warrant, there is an increase to the amount of common stock issuable upon exercise of the Common Stock Warrant. The Preferred Stock Warrants are exercisable at any time and expire one year after issuance. The terms allow the Company to force the holders to exercise the Preferred Stock Warrants after every 20 trading day period provided there are no equity condition failures.

During the year ended February 25, 2023, 5,000 Preferred Stock Warrants were exercised for gross proceeds of $47.5 million.

The Preferred Stock Warrants are classified as a liability in accordance with ASC 480 and initially recorded at fair value with subsequent changes in fair value recorded in earnings. The Company recognizes the Preferred Stock Warrants in Derivative liabilities on the consolidated balance sheet and subsequent changes in fair value in loss on preferred stock warrants and derivative liabilities in the consolidated statement of operations.

On March 7, 2023, 9,212 Preferred Stock Warrants were exercised for gross proceeds of $87.5 million. On March 13, 2023, the Company entered into an amendment to the Preferred Stock Warrants in which the holder elected to reduce equity condition thresholds, including certain common stock price and volume requirements such that the Preferred Stock Warrants could still be callable by the Company.

On March 30, 2023, the Company and holder entered into the Exchange Agreement, as the Company anticipated that it would not be able to meet the conditions to force the exercise of the Preferred Stock Warrant in the future and receive cash proceeds. Pursuant to the Exchange Agreement, the Company exchanged the remaining 70,004 Preferred Stock Warrants for 10,000,000 shares of common stock and rights to receive 5,000,000 shares of common stock upon the receipt of shareholder approval of a proposal to effectuate a reverse stock split of the Company’s commons stock to be presented to shareholders at a forthcoming special meeting of shareholders (as discussed in “Shareholders' (Deficit) Equity and Mezzanine Equity”, Note 8). The Company also granted to the holder a right to participate, subject to the terms set forth in the Exchange Agreement, in certain future equity or equity-linked offerings of the Company for a period of two years from the date of the Exchange Agreement.

Common Stock Warrants

On February 7, 2023, the Company issued 95,387,533 Common Stock Warrants to acquire up to approximately 95 million shares of common stock at a strike price of $6.15 per share. The Common Stock Warrants are exercisable at any time and expire five years after issuance. The terms provide for an alternate cashless exercise that allows the holder to receive 0.65 shares of common stock for each share underlying the Common Stock Warrant, for a total of up to 62 million shares of common stock at no cost.

During the year ended February 25, 2023, 5,000 Preferred Stock Warrants were exercised resulting in an increase of 16.3 million shares of common stock issuable upon exercise of Common Stock Warrants.

The Common Stock Warrants are classified as a liability in accordance with ASC 815-40 and initially recorded at fair value with subsequent changes in fair value recorded in earnings. The Commons Stock Warrants are recorded at fair value in Derivative liabilities in the consolidated balance sheets and subsequent changes in fair value are recorded in loss on preferred stock warrants and derivative liabilities in the consolidated statement of operations.

During the year ended February 25, 2023, 109.0 million Common Stock Warrants were exercised and shares were reissued out of treasury stock at a weighted-average cost of $44.27 per share, for a total cost of $3.1 billion. The difference between the cost of the treasury stock and the fair value of common stock issued upon exercise is recorded as a reduction to retained earnings on the consolidated balance sheet and is included within the equity roll forward.

On March 7, 2023, 9,212 Preferred Stock Warrants were exercised resulting in an increase of 37.3 million shares of common stock issuable upon exercise of Common Stock Warrants.

See “Fair Value Measurements,” Note 5, for fair value measurements related to the Common Stock Warrants and Preferred Stock Warrants.

7. DEBT

Senior Unsecured Notes

On July 17, 2014, the Company issued $300.0 million aggregate principal amount of 3.749% senior unsecured notes due August 1, 2024 (the "2024 Notes"), $300.0 million aggregate principal amount of 4.915% senior unsecured notes due August 1, 2034 (the "2034 Notes"), and $900.0 million aggregate principal amount of 5.165% senior unsecured notes due August 1, 2044 (the "2044 Notes" and, collectively with the 2024 Notes and the 2034 Notes, the "Existing Notes"). Interest on the Notes is payable semi-annually on February 1 and August 1 of each year.

The Existing Notes were issued under an indenture (the "Base Indenture"), as supplemented by a first supplemental indenture (together, with the Base Indenture, the "Indenture"), which contains various restrictive covenants, which are subject to important limitations and exceptions that are described in the Indenture.

On February 1, 2023, the Company missed interest payments due on the Company’s 3.749% Senior Notes due 2024, 4.915% Senior Notes due 2034 and 5.165% Senior Notes due 2044 (collectively, the "Existing Notes") and had a 30-day grace period to pay these interest payments. On February 28, 2023, the Company paid off interest on the Existing Notes.

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

In November 2022, the Company completed privately negotiated exchange offers with existing holders of approximately $69.0 million, $15.3 million, and $70.2 million aggregate principal amount of 2024 Notes, 2034 Notes, and 2044 Notes, respectively, under which the Company issued an aggregate of approximately 13.6 million shares of common stock to the existing holders in exchange for the exchange notes, including accrued and unpaid interest, and 0.9 million shares in exchange for a cash payment from an existing holder of $3.5 million. The exchange notes were cancelled and no longer outstanding upon completion of the exchange. In accordance with ASC subtopic 470-60, "Troubled Debt Restructuring by Debtors," the private exchange was accounted for as a troubled debt restructuring and the Company recorded a net gain on extinguishment of debt of $94.4 million in its consolidated statement of operations for Fiscal 2022, which included $8.0 million of third-party fees incurred and the write off of unamortized debt financing costs of $0.4 million related to the extinguished notes exchanged for common stock.

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

During Fiscal 2022, the Company did not purchase any of its outstanding unsecured notes, excluding the aforementioned private exchanges completed in November 2022.

During Fiscal 2020, the Company purchased approximately $11.0 million aggregate principal amount of its outstanding 3.749% senior unsecured notes due August 1, 2024. The total consideration paid for the notes accepted for purchase of $11.4 million during the fiscal year ended February 26, 2022 included accrued and unpaid interest up to, but not including, the early settlement date. The Company recorded a loss on extinguishment of debt of $0.4 million in its consolidated statement of operations for the fiscal year ended February 27, 2021, including the write off of unamortized debt financing costs related to the extinguished portion of the notes accepted for purchase and reacquisition costs.

As of February 25, 2023 and February 26, 2022, unamortized deferred financing costs associated with the Company’s Existing Notes were $3.8 million and $4.6 million, respectively, and are included in long-term debt in the Company's consolidated balance sheets.

Bed Bath and Beyond, Inc.’s filing of the Chapter 11 Cases constitutes an event of default that accelerated its obligations under the New Notes. Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against the applicable debtor, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the applicable debtor’s property. Subject to certain exceptions under the Bankruptcy Code, the filing of the Chapter 11 Cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the applicable debtor or its property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the applicable debtor’s bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

Asset-Based Credit Agreement

In the second quarter of Fiscal 2021, the Company amended its asset-based credit agreement (the "Credit Agreement") among the Company, certain of the Company’s U.S. and Canadian subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (in such capacity, the "Agent"), and the lenders party thereto. The Credit Agreement provides for an asset based revolving credit facility (the “ABL Facility”) with aggregate revolving commitments established at closing of $1.0 billion, including a swingline sub facility and a letter of credit sub facility. The Credit Agreement has an uncommitted expansion feature which allows the borrowers to request, at any time following the delivery of an initial field exam and appraisal, an increase in aggregate revolving commitments under the ABL Facility or elect to enter into a first-in-last-out loan facility ("FIFO Facility"), collectively, in an aggregate amount of up to $375.0 million, subject to certain customary conditions.

On August 31, 2022, the Company entered into an amendment (the "First Amendment") to the Credit Agreement, dated as of August 9, 2021 (as amended by the Amendment, the “First Amended Credit Agreement”), for more than $500.0 million of new additional financing commitments, including its newly expanded $1.130 billion ABL Facility, which provides for an increase of $130.0 million in aggregate revolving commitments for the time periods set forth in the Amendment, and a new $375.0 million FILO Facility (the "Initial FILO Loan", together with the ABL Facility, the "Credit Facilities"), with JPMorgan Chase Bank, N.A., as administrative agent and Sixth Street Specialty Lending, Inc., as agent and lender for the FILO Facility. The ABL Facility and FILO Facility mature on August 9, 2026 and August 31, 2027, respectively, unless required to mature earlier pursuant to the terms of the Amendment.

On February 7, 2023, the Company entered into a second amendment (the “Second Amendment”) to the Credit Agreement. Pursuant to the Amendment, the lenders agreed to (i) waive any outstanding defaults or events of default under the existing Credit Facilities and (ii) rescind the implementation of the acceleration of obligations under the existing Credit Facilities, the requirement to cash collateralize letters of credit obligations under the existing Credit Facilities and the default interest on the outstanding obligations under the existing Credit Facilities. The Amendment (i) decreased the total revolving commitment from $1.13 billion to $565 million, (ii) result in an increased outstanding principal amount as a result of the call protection make-whole amount of $53.9 million being capitalized as principal to the Initial FILO Loan and (iii) provide for an additional $100.0 million of FILO loans (the “2023 FILO Loan” and together with the Initial FILO Loan, the “FILO Facility”, and together with the ABL Facility, the “Credit Facilities”).

Under the Second Amendment, the Company is required to apply all net cash proceeds received from the 2023 FILO Loan and the ATM Program to repay outstanding revolving loans under the ABL Facility. The Company will be able to continue to borrow under its ABL Facility subject to availability thereunder.

The Credit Facilities are secured on a first priority basis (subject to customary exceptions) on substantially all assets of the Company and its subsidiaries that are borrowers or guarantors under the Credit Facilities. Amounts available to be drawn from time to time under the ABL Facility (including, in part, in the form of letters of credit) are equal to the lesser of (i) outstanding revolving commitments under the Amended Credit Agreement and (ii) a borrowing base equal to the sum of (a) 90% of eligible credit card receivables plus (b) 90% of eligible inventory (excluding eligible foreign in-transit inventory), valued at the lower of cost or market value, determined on a weighted average cost basis, minus (c) customary reserves, minus (d) FILO deficiency reserves. The term loans under the FILO Facility are subject to a borrowing base equal to the sum of (a) 15% of eligible credit card receivables, plus (b)(i) 15% of eligible inventory, plus (ii) 100% of eligible foreign in transit inventory, plus (iii) 15% of eligible domestic in-transit inventory, in each case, valued at the lower of cost or market value, determined on a weighted average cost basis, plus (c) the lesser of (i) 68% of eligible intellectual property, which shall be reduced by 2.5% each fiscal quarter commencing with the fiscal quarter ending on or about May 8, 2023 and (ii) $115.0 million which shall be reduced by (A) approximately $4.7 million each fiscal quarter commencing with the fiscal quarter ending on or about May 8, 2023 and (B) $75.0 million upon the consummation of certain dispositions.

Subject to customary exceptions and restrictions, the Company may voluntarily repay outstanding amounts under the ABL Facility at any time without premium or penalty and may voluntarily repay outstanding amounts under the FILO Facility after the ABL Facility is paid in full. Any voluntary prepayments made will not reduce commitments under the ABL Facility. If at any time the outstanding amount under the ABL Facility exceeds the lesser of (i) the aggregate revolving commitments and (ii) the borrowing base under the ABL Facility, the Company will be required to prepay outstanding amounts or cash collateralize letter of credit obligations under the ABL Facility.

The term loans under the FILO Facility are callable at any time. Prepayments of the FILO Facility are subject to a prepayment premium equal to (i) the make-whole amount if prepaid within 18 months following the funding date, (ii) 2.00% of the principal amount of such prepayment if made between 18 months and 30 months following the funding date, (iii) 1.00% of the principal amount of such prepayment if made between 30 months and 36 months following the funding date, and (iii) 0% after such date. Further, certain dispositions of assets are subject to modified prepayment premiums and/or mandatory paydown requirements. If at any time the outstanding amount under the FILO Facility exceeds the borrowing base under the FILO Facility, the Company will be required to prepay term loans in an amount equal to such excess under the FILO Facility.

The First Amendment replaced the London Inter-Bank Offered (“LIBO”) Rate as the interest rate benchmark under the Credit Agreement with the forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”). Outstanding amounts under the Amended Credit Agreement bear interest at a rate per annum equal to, at the applicable borrower’s election: (i) in the case of loans denominated in U.S. dollars, SOFR and an alternate base rate and (ii) in the case of loans denominated in Canadian dollars, the Canadian Prime Rate and Canadian Dollar Offered Rate ("CDOR"), in each case as set forth in the First Amended Credit Agreement, plus (A) with respect to the ABL Facility, an interest rate margin based on average quarterly availability ranging from (x) in the case of SOFR loans and CDOR loans, 1.25% to 1.75%; provided that if SOFR or the CDOR is less than 0.00%, such rate shall be deemed to be 0.00%, as applicable, and (y) in the case of alternate base rate loans and Canadian Prime Rate Loans, 2.25% to 2.75%; provided that if the alternate base rate or Canadian Prime Rate is less than 1.00% such rate shall be deemed to be 1.00%, as applicable, and (B) with respect to the FILO Facility, an interest rate margin equal to (x) in the case of SOFR loans, 7.75%; provided that if SOFR is less than 1.00%, such rate shall be deemed to be 1.00%, and (y) in the case of alternate base rate loans, 6.75%; provided that if the alternate base rate is less than 2.00%, such rate shall be deemed to be 2.00%. The revolving loans under the ABL Facility may be borrowed, prepaid, and reborrowed until the maturity date under the ABL Facility. The Initial FILO Term Loan amortizes at 5.00% per annum payable in equal quarterly installments of 1.25% per annum, commencing with the fiscal quarter ending on or about February 25, 2023. The 2023 FILO Term Loan amortizes at 5.00% per annum payable in equal quarterly installments of 1.25%, commencing with the fiscal quarter ending on or about May 8, 2023.

The Amended Credit Agreement contains customary representations and warranties, events of default and financial, affirmative and negative covenants for facilities of this type, including but not limited to a springing financial covenant relating to a fixed charge coverage ratio, and restrictions on indebtedness, liens, investments and acquisitions, asset dispositions, restricted payments and prepayment of certain indebtedness. The Company was in compliance with all covenants related to the Second Amended Credit Agreement as of February 25, 2023.

As of February 25, 2023, the Company had $191.3 million of borrowings outstanding under the ABL Facility, at a weighted average interest rate of 8.68%, and $126.9 million of outstanding letters of credit had been issued under the ABL Facility. As of February 25, 2023, the Company had $428.9 million of outstanding borrowings under the Initial FILO Term Loan. The original principal amount of $375 million for the Initial FILO Term Loan has an interest rate of 12.30%, and the make-whole amount of $53.9 million has an interest rate of 12.59% that is paid-in-kind. As of February 25, 2023, the Company had $100.0 million of outstanding borrowings under the 2023 FILO Term Loan at an interest rate of 12.59%. The Company's borrowings under the Credit Facilities as of February 25, 2023 are included in Current portion of long-term debt in the Company’s consolidated balance sheets.

As of February 25, 2023 and February 26, 2022, deferred financing costs associated with the Company's ABL Facility were $9.8 million and $7.4 million, respectively, and were recorded in other assets in the Company's consolidated balance sheets. As of

February 25, 2023, deferred financing costs associated with the Company's FILO Facility were $20.9 million and are included in Current portion of long-term debt in the Company's consolidated balance sheets.

The Company amortizes deferred financing costs for the Existing Notes and the Credit Facilities over their respective terms and such amortization is included in interest expense, net in the consolidated statements of operations. Interest expense related to the Notes and the Credit Facilities, including the commitment fee and the amortization of deferred financing costs, was approximately $107.5 million, $64.1 million, and $73.6 million for the fiscal years ended February 25, 2023, February 26, 2022, and February 27, 2021, respectively.

On March 6, 2023, the Company entered into a third amendment to the Credit Agreement (the “Third Amendment). The Third Amendment waived certain events of default under the Credit Agreement related to negative and affirmative covenants. The Third Amendment also revised provisions related to the equity commitment required therein. In particular, the Third Amendment sets forth the requirement to receive minimum specified equity proceeds of approximately $100 million by April 6, 2023, and every twenty-two trading days thereafter.

On March 7, 2023, the Company exercised Preferred Stock Warrants (see “Derivatives,” Note 6) and the proceeds received helped satisfy the March Funding Requirement under the Third Amendment. The Company used proceeds received to date to repay amounts outstanding under the ABL facility.

On March 30, 2023, the Company entered into a waiver and amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment waived certain events of default under the Credit Agreement related to negative and affirmative covenants. The Fourth Amendment also revised provisions relating to the equity commitment required therein to reflect the Company’s entry into an ATM Agreement and the Common Stock Purchase Agreement. In particular, the Fourth Amendment sets forth (i) the requirement to receive minimum specified equity proceeds or (ii) to demonstrate the minimum cumulative specified equity proceeds. These testing periods are weekly for the next 8 out of 11 weeks requiring a minimum raise with an aggregate cumulative equity raise requirement of approximately $232 million by June 27, 2023 and then $12.5 million weekly thereafter subject to exceptions. In addition, the Fourth Amendment requires that the Company establishes reserves related to the equity proceeds received.

As of the date hereof, the conditions detailed above have been met as of the date required. The Company, however, may not be able to meet the conditions on future dates. The failure to meet these conditions would likely cause the Company to file for bankruptcy.

On April 6, 2023, the Company entered into an amendment (the “ Fifth Amendment”) to the Credit Agreement. The Amendment permitted the entry into an amendment to the Consignment Agreement, by and between the Company, certain of its subsidiaries and Restore Capital (BBB), LLC (the “Consignment Agreement”). The Amendment also added an Event of Default under the Amended Credit Agreement in the event that the Consignment Agreement is not extended at least fifteen days prior to the termination date therein. Additionally, from the date that the Consignment Agreement is terminated until the Company pays the Buy-Out Price (as defined in the Consignment Agreement), a reserve equal to the amount of the Buy-Out Price and any outstanding fees due and payable to the consignor under the Consignment Agreement will be implemented (see “Subsequent Events,” Note 17).

The Company's filing of the Chapter 11 Cases constitutes an event of default that accelerated its obligations under the Credit Facilities.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against the applicable debtor, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the applicable debtor’s property. Subject to certain exceptions under the Bankruptcy Code, the filing of the Chapter 11 Cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the applicable debtor or its property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the applicable debtor’s bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

8. SHAREHOLDERS' (DEFICIT) EQUITY AND MEZZANINE EQUITY

Repurchase Program

The Company has authorization to make repurchases of shares of the Company’s common stock from time to time in the open market or through other parameters approved by the Board of Directors pursuant to existing rules and regulations.

Between December 2004 and April 2021, the Company’s Board of Directors authorized, through several share repurchase programs, the repurchase of $12.950 billion of its shares of common stock. The Company also acquires shares of its common stock to cover employee related taxes withheld on vested restricted stock, restricted stock units and performance stock unit awards. Since the initial authorization in December 2004, the aggregate total of common stock repurchased is approximately 123.3 million shares for a total cost of approximately $11.731 billion. The Company had approximately $1.221 billion remaining of authorized share repurchases as of February 25, 2023.

Decisions regarding share repurchases are within the discretion of the Board of Directors, and are influenced by a number of factors, including the price of the Company's common stock, general business and economic conditions, the Company's financial condition and operating results, the emergence of alternative investment or acquisition opportunities, changes in business strategy and other factors. The Company's share repurchase program could change, and could be influenced by several factors, including business and market conditions, such as the impact of the COVID-19 pandemic. The Company reviews its alternatives with respect to its capital structure on an ongoing basis. Any future share repurchases will be subject to the determination of the Board of Directors, based on an evaluation of the Company's earnings, financial condition and requirements, business conditions and other factors, including the restrictions on share repurchases under the ABL Facility (see "Long-Term Debt," Note 7).

In connection with its share repurchase program, during the twelve months ended February 25, 2023, the Company repurchased approximately 2.3 million shares of its common stock, at a total cost of approximately $40.4 million, including fees. The share repurchase program was completed in the first quarter of fiscal 2022. Additionally, during the twelve months ended February 25, 2023, the Company repurchased approximately 0.5 million shares of its common stock, at a total cost of approximately $5.7 million, to cover employee related taxes withheld on vested restricted stock, restricted stock unit awards and performance stock unit awards.

In January 2021, the Company entered into a second accelerated share repurchase agreement to repurchase an aggregate $150.0 million of its common stock, subject to market conditions. This resulted in the repurchase of 5.0 million shares in the fourth quarter of Fiscal 2020, and an additional 0.2 million shares received upon final settlement in the first quarter of Fiscal 2021.

ATM Program

On August 31, 2022, the Company established an at the market equity distribution program (the "ATM Program") by entering into an Open Market Sale Agreement with Jefferies LLC, acting as sales agent for the Company, pursuant to which the Company may issue and sell, from time to time, shares of its common stock, par value $0.01 per share, in any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Pursuant to the prospectus supplement dated August 31,2022, the Company offered and sold 12.0 million shares of common stock for net proceeds of $72.2 million. On October 28, 2022, the Company filed a prospectus supplement to register additional shares of its common stock, par value $0.01 per share, to offer and sell under its ATM Program at an aggregate sales price of up to $150.0 million. The potential net proceeds, after commissions and offering costs, from the ATM Program were expected to be used for a number of general corporate purposes, which included immediate strategic priorities such as rebalancing the Company's assortment and inventory, and the repayment, refinancing, redemption or repurchase of existing indebtedness. During both the twelve months ended February 25, 2023, the Company has sold approximately 22.2 million shares for approximately $115.4 million of net proceeds under the ATM Program. Shares having an aggregate offering price of $105.6 million remained unsold under the ATM program as of the end of fiscal December 2022.

During Fiscal 2016, the Company’s Board of Directors authorized a quarterly dividend program. In March 2020, the Company suspended its future quarterly declarations of cash dividends as a result of the COVID-19 pandemic. During Fiscal 2022, 2021, and 2020, total cash dividends of $0.3 million, $0.7 million, $23.1 million, respectively, were paid. Any future quarterly cash dividend payments on its common stock will be subject to the determination by the Board of Directors, based on an evaluation of the Company’s earnings, financial condition and requirements, business conditions and other factors, including the restrictions on the payment of dividends contained in the Amended Credit Agreement (see "Long-Term Debt," Note 7).

Cash dividends, if any, are accrued as a liability on the Company’s consolidated balance sheets and recorded as a decrease to retained earnings when declared.

On March 30, 2023, the Company entered into a Sale Agreement with B. Riley Securities, Inc., as a sales agent, to offer and sell additional shares of common stock having an aggregate sales price of up to $300 million from time to time through the Company’s “at the market offering” agreement (“ATM Agreement ”). In connection with the Company’s entry into the ATM

Agreement, the Company terminated the Open Market Sale Agreement and ATM Program, effective March 30, 2023. The equity commitments requirement set forth in the Fourth Amendment to the Credit Agreement (see “Debt”, Note 7) is based on proceeds received under the ATM Agreement.

On March 30, 2023, the Company also entered into a Common Stock Purchase Agreement and a Registration Rights Agreement with B. Riley Principal Capital II, LLC (“B. Riley Principal”). Pursuant to the Purchase Agreement, subject to the satisfaction of the conditions set forth in the Purchase Agreement, the Company will have the right to sell to B. Riley Principal, up to the lesser of (i) $1,000,000,000 of newly issued shares of the Company’s common stock, par value $0.01 per share, and (ii) the Exchange Cap, from time to time during the term of the Purchase Agreement.

The Company announced a special shareholders meeting for May 9, 2023 for a proposed amendment to the Company’s Amended and Restated Certificate of Incorporation to effect, at the discretion of the Board of Directors, a reverse stock split of the Company’s common stock, par value $0.01 per share, at a ratio in the range of 1-for-10 to 1-for-20, with such ratio to be determined at the discretion of the Board.

On April 24, 2023, in light of the filing of the Chapter 11 Cases, the Company received written notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC ("Nasdaq") notifying the Company that the Company's common stock will be delisted from Nasdaq. The Company did not appeal this determination. Trading of the Company's common stock was suspended at the opening of business on May 3, 2023.

On April 25, 2023, the Board of Directors of the Company determined to cancel the special meeting of shareholders, previously scheduled for May 9, 2023 and to withdraw the proposals to have been submitted to shareholders at the Special Meeting.

On April 28, 2023, the Company withdrew the Registration Statement on Form S-1 as it has determined not to proceed with an offering at this time.

Mezzanine Equity

On February 7, 2023, pursuant to an underwritten public offering, the Company issued 23,685 shares of Series A Convertible Preferred Stock with an original issuance price of $10,000 per share. The Company classifies the Series A as mezzanine equity as the instrument is contingently redeemable outside of the control of the Company. The Series A embedded derivative features were evaluated against the debt-like host and bifurcated embedded derivatives are recognized separately as a derivative liability in Derivative liabilities in the consolidated balance sheets. The derivative liability was initially recorded at fair value with subsequent changes in fair value recorded in loss on preferred stock warrants and derivative liabilities in the consolidated statement of operations. Given the material embedded derivative features, there is no value recognized for the host instrument. There is no remeasurement of the Series A in mezzanine equity as the derivative liability represents the redemption value.

During the year ended February 25, 2023, 13,543 Series A were converted and shares were reissued out of treasury stock at a weighted-average cost of $44.27 per share, for a total cost of $3.1 billion. The difference between the cost of the treasury stock and the consideration received is recorded as a reduction to retained earnings on the consolidated balance sheets.

See Fair Value Measurements, Note 5, for fair value measurements related to the Series A derivative liability.

The terms and preferences of the Series A are summarized as follows:

Conversion Rights

The Series A are convertible, at any time, at the option of the holder, into a number of shares of common stock based on the conversion rate. The conversion rate is equal to the original issuance price plus all declared and unpaid dividends divided by the applicable conversion price. The conversion price is the lower of (1) $6.15, and (2) the greater of (a) $0.7160 and (b) 92% of the lowest volume weighted average price (“VWAP”) of common stock during the trailing ten consecutive trading days.

Dividend Rights

The Series A are entitled to receive dividends when and as declared by the Company’s board. To the extent a dividend is declared on common stock, holders of the Series A would participate on an as-converted basis.

Voting Rights

The holders of the Series A shall have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share of capital stock, except as otherwise required by the certain laws or for votes that would amend the terms of Series A.

Liquidation Rights

Upon liquidation of the Company, holders of the Series A have a liquidation preference over holders of our common stock and will be entitled to receive, prior to any distribution to holders of our common stock, an amount equal to the greater of (i) the stated value plus accrued and unpaid dividends multiplied by 125% or (ii) the if-converted value of the common stock that would have been received if the Series A had been converted into common stock immediately prior to the liquidation event at the then effective conversion price. In the event liquidation funds are insufficient, the holders of the Series A will receive an amount equivalent to the percentage of their liquidation preference.

Redemption Rights

The holders of the Series A shall have the right to redeem in cash all or part of such holder’s shares of Series A upon bankruptcy ("Bankruptcy Triggering Event") or a change of control. Redemption upon bankruptcy results in a cash payment equal to the greater of (i) the original issuance price plus all declared and unpaid dividends multiplied by 115% and (ii) the if-converted value of common stock multiplied by 115%. The redemption upon change of control results in a payout in either cash or other form of consideration at the Company’s election, equal to the greater of (i) the stated value plus accrued and unpaid dividends multiplied by 115% and (ii) the if-converted value of common stock in the event of an equity conditions failure.

The filing of the Chapter 11 Cases on April 23, 2023 constitutes a Bankruptcy Triggering Event of the preferred stock, as a result of which mandatory cash redemption provisions are triggered. In addition, the filing of the Chapter 11 Cases triggers a holder’s ability to convert the preferred stock at an alternate conversion price, which could result in a conversion price of lesser than $0.7160.

9.    LEASES

The Company leases retail stores, as well as distribution facilities, offices and equipment, under agreements expiring at various dates through 2041. The leases provide for original lease terms that generally range from 10 to 15 years and most leases provide for a series of five year renewal options, often at increased rents, the exercise of which is at the Company's sole discretion. Certain leases provide for contingent rents (which are based upon store sales exceeding stipulated amounts and are immaterial in Fiscal 2022, 2021, and 2020), scheduled rent increases and renewal options. The Company is obligated under a majority of the leases to pay for taxes, insurance and common area maintenance charges.

The Company subleases certain real estate to unrelated third parties, all of which have been classified as operating leases. The Company recognizes sublease income on a straight-line basis over the sublease term, which generally ranges from 5 to 10 years. Most sublease arrangements provide for a series of five year renewal options, the exercise of which are at the Company's sole discretion.

The Company regularly negotiates lease terms with landlords, including in connection with its transformation initiatives. Beginning in the first quarter of Fiscal 2021, in order to maintain liquidity given temporary store closures as a result of the COVID-19 pandemic, the Company withheld portions of and/or delayed or deferred payments to certain landlords, including in connection with renegotiations of lease terms. In some instances, the renegotiations led to agreements with landlords for rent abatements or rental deferrals. In Fiscal 2022, the Company has continued to withhold payments to certain landlords in connection with certain negotiations of payment terms. Total payments withheld and/or delayed or deferred as of February 25, 2023 and February 26, 2022 were approximately $0.2 million and $1.9 million, respectively, and are included in current liabilities.

In accordance with the FASB’s Staff Q&A regarding rent concessions related to the effects of the COVID-19 pandemic, the Company has elected to account for the concessions agreed to by landlords that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee as though enforceable rights and obligations for those concessions existed in the original lease agreements and the Company has elected to not remeasure the related lease liabilities and right-of-use assets. For qualifying rent abatement concessions, the Company has recorded negative lease expense for the amount of the concession during the period of relief, and for qualifying deferrals of rental payments, the Company has recognized a non-interest bearing payable in lieu of recognizing a decrease in cash for the lease payment that would have been made based on the original terms of the lease agreement, which will be reduced when the deferred payment is made in the future. During the fiscal year ended February 26, 2022, the Company recognized reduced rent expense of $2.7 million related to rent abatement concessions.

The components of total lease cost for the fiscal year ended February 25, 2023 and February 26, 2022 were as follows:

(in thousands)	Statement of Operations Location	February 25, 2023	February 26, 2022
Operating lease cost	Cost of sales and SG&A	$386,319	$449,394
Finance lease cost:
Depreciation of property	SG&A	1,611	184
Interest on lease liabilities	Interest expense, net	4,966	1,886
Variable lease cost	Cost of sales and SG&A	138,219	152,259
Sublease income	SG&A	(55,407)	(43,922)
Total lease cost		$475,708	$559,801

As of February 25, 2023 and February 26, 2022, assets and liabilities related to the Company's operating and finance leases were as follows:

(in thousands)	Consolidated Balance Sheet Location	February 25, 2023	February 26, 2022
Assets
Operating leases	Operating lease assets	$965,882	$1,562,857
Finance leases	Property and equipment, net	—	38,790
Total Lease assets		$965,882	$1,601,647

Liabilities
Current:
Operating leases	Current operating lease liabilities	$301,194	$346,506
Finance leases	Accrued expenses and other current liabilities	7,048	2,494
Noncurrent:
Operating leases	Operating lease liabilities	1,278,467	1,508,002
Finance leases	Other liabilities	64,052	35,447
Total lease liabilities		$1,650,761	$1,892,449

As of February 25, 2023, the Company's lease liabilities mature as follows:

(in thousands)	Operating Leases	Finance Leases
Fiscal Year:
2023	$373,985	$11,525
2024	355,359	11,525
2025	295,382	11,525
2026	229,674	11,525
2027	183,157	11,525
Thereafter	560,964	48,841
Total lease payments	$1,998,521	$106,466
Less imputed interest	(418,860)	(35,366)
Present value of lease liabilities	$1,579,661	$71,100

The Company's lease terms and discount rates were as follows:

	February 25, 2023	February 26, 2022
Weighted-average remaining lease term (in years)
Operating leases	6.7 years	7.0 years
Finance leases	9.5 years	10.0 years
Weighted-average discount rate
Operating leases	8.3%	6.0%
Finance leases	8.3%	8.4%

Other information with respect to the Company's leases is as follows:

(in thousands)	February 25, 2023	February 26, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$419,553	$450,082
Operating cash flows from finance leases	4,448	1,886
Financing cash flows from finance leases	3,206	1,033
Operating lease assets obtained in exchange for new operating lease liabilities	96,669	359,933
Financing lease assets obtained in exchange for new financing lease liabilities	35,030	38,974

In Fiscal 2019, the Company completed a sale-leaseback transaction on approximately 2.1 million square feet of owned real estate, which generated approximately $267.3 million in proceeds. As a result of the transaction, the Company recorded a loss, including transaction costs of approximately $5.7 million, of approximately $33.1 million which is included in selling, general and administrative expenses in the consolidated statement of operations for the fiscal year ended February 27, 2021. All leases entered into as a result of the sale-leaseback transaction were classified as operating leases. For certain assets included in the transaction, the Company determined that the fair value of the assets was less than the consideration received. As a result, the Company recognized a financing obligation in the amount of $14.5 million, for the additional financing obtained from the buyer. As of February 25, 2023 and February 26, 2022, the financing obligation amounted to approximately $19.00 million and $13.0 million, respectively, of which approximately $7.6 million and $0.7 million, respectively, is included in accrued expenses and other current liabilities, and approximately 11.4 million and 12.3 million, respectively, is included in other liabilities, in the consolidated balance sheets.
10. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

(in thousands)	February 25, 2023	February 26, 2022
Land and buildings	$4,750	$21,597
Furniture, fixtures and equipment (1)	33,985	594,443
Leasehold improvements	—	746,365
Computer equipment and software	11,408	1,494,457
Total	50,143	2,856,862
Less: Accumulated depreciation (1)	—	(1,829,475)
Property and equipment, net	$50,143	$1,027,387
________________________
(1) $63.6 million of furniture, fixtures and equipment, in assets held under finance leases, were fully impaired in Fiscal 2022. Furniture, fixtures and equipment includes $39.0 million in assets held under finance leases as of February 26, 2022. Accumulated depreciation includes $0.2 million in accumulated depreciation for assets held under finance leases as of February 26, 2022.
Depreciation expense was $298.5 million, $292.3 million, $338.7 million in Fiscal 2022, 2021, and 2020, respectively.

11.    STOCK-BASED COMPENSATION

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

Stock-based compensation expense and capitalized stock-based compensation cost for the fiscal year ended February 25, 2023, February 26, 2022, and February 27, 2021 were as follows:

(in thousands)	February 25, 2023	February 26, 2022	February 27, 2021
Stock-based compensation expense:
Equity-classified share-settled awards	$19,394	$35,064	$31,600
Liability-classified cash-settled awards	$1,002	$—	$—
Total stock-based compensation expense	$20,396	$35,064	$31,600

Capitalized stock-based compensation cost:
Equity-classified share-settled awards	$817	$1,020	$800
Liability-classified cash-settled awards	$41	$—	$—
Total capitalized stock-based compensation cost	$858	$1,020	$800
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

Restricted Stock Awards

Restricted stock awards are issued and measured at fair market value on the date of grant and generally become vested in five to seven equal annual installments beginning one to three years from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. Vesting of restricted stock is based solely on time vesting. As of February 25, 2023, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock awards was $2.8 million, which is expected to be recognized over a weighted average period of 1.4 years.

Changes in the Company’s restricted stock awards for the fiscal year ended February 25, 2023 were as follows:

(Shares in thousands)	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock awards, beginning of period	472	$32.38
Granted	392	4.90
Vested	(168)	38.44
Forfeited	(214)	22.63
Unvested restricted stock awards, end of period	482	$12.25

Restricted Stock Units ("RSUs")

RSUs are issued and measured at fair market value on the date of grant and generally become vested in one to three equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. RSUs are converted into shares of common stock upon vesting. As of February 25, 2023, unrecognized compensation expense related to the unvested portion of the Company’s RSUs, that will be settled in equity, was $5.5 million, which is expected to be recognized over a weighted average period of 1.4 years.

Changes in the Company’s RSUs for the fiscal year ended February 25, 2023 were as follows:

(Shares in thousands)	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units, beginning of period	2,600	$17.07
Granted	262	6.78
Vested	(1,414)	15.29
Forfeited	(890)	18.04
Unvested restricted stock units, end of period	558	$15.20

In May of 2022, the Company determined that the RSU awards issued under its incentive compensation plans in May of 2022 would be settled in cash, rather than in equity. As a result, the awards issued in May of 2022 will be accounted for as a liability and measured at their fair value through their respective vesting periods. As of February 25, 2023, unrecognized compensation expense related to the unvested portion of the Company’s RSUs, that will be settled in cash, was $1.3 million, which is expected to be recognized over a weighted average period of 2.1 years.

Changes in the Company’s RSUs that will be settled in cash for the fiscal year ended February 25, 2023 were as follows:

(Shares in thousands)	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units, beginning of period	57	$23.44
Granted	2,356	8.71
Vested	(144)	9.89
Forfeited	(989)	10.10
Unvested restricted stock units, end of period	1,280	$8.17

The liability for the cash-settled RSUs was approximately $0.5 million as of February 25, 2023, and is included in accrued expenses and other current liabilities on the consolidated balance sheet. During Fiscal 2022, the Company paid $0.7 million for cash-settled RSUs.

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

Fiscal Year	Performance Period	Performance Metrics	Target Achievement Range (%)
2020	3 years	TSR	0% - 150%
2021	3 years	TSR and GM	0% - 150%
2022	3 years	TSR and GM	0% - 200%

For the PSUs granted in Fiscal 2019, the three year performance-based tests based on a combination of EBIT margin and ROIC were not met in the first quarter of Fiscal 2022 and therefore, there was no payment of these awards following vesting.

Vesting of PSUs awarded to certain of the Company’s executives is dependent on the Company’s achievement of a performance-based test from the date of grant, during the performance period and, assuming achievement of the performance-based test, vest at the end of the performance period noted above, subject, in general, to the executive remaining in the Company’s service on specified vesting dates. PSUs are converted into shares of common stock upon payment following vesting. Upon grant of the PSUs, the Company recognizes compensation expense related to these awards based on the Company’s estimate of the percentage of the award that will be achieved. The Company evaluates the estimate on these awards on a quarterly basis and adjusts compensation expense related to these awards, as appropriate. As of February 25, 2023, there was $5.2 million of unrecognized compensation expense associated with these awards, which is expected to be recognized over a weighted average period of 2.0 years.

The fair value of the PSUs granted in Fiscal 2022 for which performance during the three-year period will be based on a relative three-year Total Shareholder Return ("TSR") goal relative to a peer group was estimated on the date of the grant using a Monte Carlo simulation that uses the assumptions noted in the following table.

	Fiscal Year Ended
Monte Carlo Simulation Assumptions	February 25, 2023	February 26, 2022	February 27, 2021
Risk Free Interest Rate	3.55%	0.29%	0.25%
Expected Dividend Yield	—%	—%	—%
Expected Volatility	55.00%	52.21%	51.47%
Expected Term (in years)	3 years	3 years	3 years

Changes in the Company’s PSUs for the fiscal year ended February 25, 2023 were as follows:

(Shares in thousands)	Number of Performance Stock Units	Weighted Average Grant-Date Fair Value
Unvested performance stock units, beginning of period	1,298	$19.55
Granted	2,143	6.79
Vested	(666)	15.81
Forfeited	(1,292)	15.49
Unvested performance stock units, end of period	1,483	$6.33

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

For the fiscal years ended February 25, 2023 and February 26, 2022, no stock options were granted. For stock options granted in Fiscal 2019, the fair value of these stock options granted were estimated on the date of grant using a Black-Scholes option-pricing model that used the assumptions noted in the table below. The weighted average fair value for the stock options granted in Fiscal 2019 was $4.18.

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

No stock options were exercised during Fiscal 2022 and 2021.

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

RSUs granted as inducement awards are issued and measured at fair market value on the date of grant and generally become vested in one to three equal annual installments beginning one year from the date of grant, subject, in general, to the recipient remaining in the Company’s service on specified vesting dates. There were 437 unvested RSUs, with a weighted average grant-

date fair value of $6.10. Changes in the RSUs granted as inducement awards for the fiscal year ended February 25, 2023 included the vesting of 437 RSUs with a weighted average grant-date fair value of $6.09.

On November 4, 2019, in connection with the appointment of the Company’s former President and Chief Executive Officer, the Company also granted inducement awards consisting of 273,735 PSU awards. The PSUs vested over two years, based on performance goals requiring the President and CEO to prepare and deliver to the Board of Directors key objectives and goals for the Company and the strategies and initiatives for the achievement of such objectives and goals, and the President and CEO's provision of updates to the Board of Directors regarding achievement of such goals and objectives. Vesting of the PSUs was also subject, in general, to the President and CEO remaining in the Company’s service through the vesting date of November 4, 2021. On November 2, 2021, the Compensation Committee of the Board of Directors determined that the performance goals established for the awards had been met, and the awards vested in full.

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

12.    PROVISION FOR INCOME TAXES

The components of the (benefit) provision for income taxes are as follows:

	Fiscal Year Ended
(in thousands)	February 25, 2023	February 26, 2022	February 27, 2021
Current:
Federal	$(19,584)	$(43,740)	$(336,506)
State and local	(11,485)	3,397	1,211
	(31,069)	(40,343)	(335,295)

Deferred:
Federal	—	73,006	150,861
State and local	—	54,304	(1,555)
	—	127,310	149,306
	$(31,069)	$86,967	$(185,989)

At February 25, 2023, the Company did not have a net deferred income tax asset due to the Company recording a valuation allowance as discussed below and at February 26, 2022, included in other assets are net deferred income tax assets of $(0.1) million. These amounts represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities consist of the following:

(in thousands)	February 25, 2023	February 26, 2022
Deferred tax assets:
Inventories	$(1,688)	$4,077
Operating lease liabilities	396,416	473,397
Insurance	14,077	6,416
Stock-based compensation	(1,005)	1,592
Merchandise credits and gift card liabilities	62,300	56,690
Accrued expenses	24,835	23,412
Intangibles	1,585	1,685
Goodwill	(351)	90
Carryforwards, NOLs and other tax credits	793,163	189,746
Other	(4,920)	34,991

Valuation allowance:	$(908,614)	$(249,529)

Deferred tax liabilities:
Depreciation	(126,324)	(146,970)
Prepaid expenses	(5,292)	(1,155)
Operating lease assets	(222,121)	(376,079)
Other	(22,061)	(18,499)
	$—	$(136)

At February 25, 2023, the Company has federal net operating loss carryforwards of $599.7 million (tax effected), of which $4.6 million will expire between 2025 and 2039, state net operating loss carryforwards of $171.6 million (tax effected), which will expire between 2022 and 2042, California state enterprise zone credit carryforwards of $2.1 million (tax effected), which will expire in 2023, but require taxable income in the enterprise zone to be realizable.

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

The Company assessed all available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets in each taxpaying jurisdiction. On the basis of this evaluation, as of February 25, 2023, a valuation allowance of $851.8 million was recorded against the Company's net federal and state deferred tax assets as it is not more likely than not that these assets would be realized.

As of February 25, 2023 and February 26, 2022, the Company had also recorded a valuation allowance of $56.8 million and $25.2 million, respectively, relative to the Company's Canadian net deferred tax asset, as the Company did not believe the deferred tax assets in that jurisdiction were more likely than not to be realized.

The following table summarizes the activity related to the gross unrecognized tax benefits from uncertain tax positions:

(in thousands)	February 25, 2023	February 26, 2022
Balance at beginning of year	$95,518	$105,749

Increase/(Decrease) related to current year positions	(212)	1,125
Decrease related to prior year positions	485	(1,902)
Settlements	(2,340)	(2,340)
Lapse of statute of limitations	(1,113)	(7,114)

Balance at end of year	$92,338	$95,518

Gross unrecognized tax benefits are classified in non-current income taxes payable (or a contra deferred tax asset) on the consolidated balance sheet for uncertain tax positions taken (or expected to be taken) on a tax return. As of February 25, 2023 and February 26, 2022, approximately $92.3 million and $95.5 million, respectively, of gross unrecognized tax benefits would impact the Company’s effective tax rate. As of February 25, 2023 and February 26, 2022, the liability for gross unrecognized tax benefits included approximately $8.8 million and $8.6 million, respectively, of accrued interest. The Company recognizes interest and penalties for unrecognized tax benefits, as applicable, in income tax expense. The Company recorded an increase to accrued interest of approximately $0.3 million for the fiscal year ended February 25, 2023 and a decrease of approximately $0.5 million for the fiscal year ended February 26, 2022 for gross unrecognized tax benefits in the consolidated statement of earnings.

The Company anticipates that any adjustments to gross unrecognized tax benefits which will impact income tax expense, due to the expiration of statutes of limitations, could be approximately $5.8 million in the next twelve months. However, actual results could differ from those currently anticipated.

As of February 25, 2023, the Company operated in all 50 states, the District of Columbia, Puerto Rico, and Canada, and files income tax returns in the United States and various state, local and international jurisdictions. The Company is currently under examination by the Internal Revenue Service for the tax years 2018 - 2021. The Company is open to examination for state, foreign and local jurisdictions with varying statutes of limitations, generally ranging from 3 to 5 years.

The following table summarizes the reconciliation between the effective income tax rate and the federal statutory rate:

	Fiscal Year Ended
	February 25, 2023	February 26, 2022	February 27, 2021

Federal statutory rate	21.00%	21.00%	21.00%
State income tax rate, net of federal impact	2.66%	3.87%	3.94%
Uncertain tax positions	—%	2.16%	1.63%
Goodwill non-deductible impairment charges	—%	—%	—%
Tax deficiencies related to stock-based compensation	(0.07)%	(0.81)%	(3.18)%
Tax credits	0.03%	0.38%	0.41%
CARES Act	—%	0.94%	35.98%
Valuation Allowance	(18.94)%	(48.01)%	(7.74)%
Canadian Branch Earnings	—%	1.60%	0.78%
Loss on Warrant Issuance	(3.80)%	—%	—%
Other	—%	0.47%	2.35%
	0.88%	(18.40)%	55.17%

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in the United States. The CARES Act is an emergency economic aid package to help mitigate the impact of the COVID-19 pandemic. Among other things, the CARES Act provides certain changes to tax laws, As of February 27, 2021, the Company had deferred $3.1 million of employer payroll taxes, which were deposited by December 2021. In addition, during Fiscal 2021 and 2020, the Company recorded credits of approximately $7.8 million and $33.3 million, respectively, as an offset to selling, general and administrative expenses as a result of the employee retention credits and rent and property expense support made available under the CARES Act for U.S. employees and under the Canada Emergency Wage Subsidy for Canadian employees and the Canada Emergency Rent Subsidy.

During the fiscal years ended February 26, 2022 and February 27, 2021 under the CARES Act, the Company recorded income tax benefits of $18.7 million and $152.0 million, respectively, as a result of the Fiscal 2020 and Fiscal 2019 net operating losses that were carried back to prior years during which the federal tax rate was 35%.

13.    EMPLOYEE BENEFIT PLANS
Defined Contribution Plans

The Company has three defined contribution savings plans covering all eligible employees of the Company (the "Plans"). Participants of the Plans may defer annual pre-tax compensation subject to statutory and Plan limitations. In addition, a certain percentage of an employee’s contributions are matched by the Company and vest over a specified period of time, subject to certain statutory and Plan limitations. The Company did not match employee contributions for Fiscal 2022. The Company’s match was approximately $6.2 million, and $10.6 million for Fiscal 2021 and 2020, respectively, which was expensed as incurred.

Defined Benefit Plan

During Fiscal 2020, upon the divestiture of CTS, the Company retained liability for a non-contributory defined benefit pension plan for CTS employees hired on or before July 31, 2003, who met specified age and length-of-service requirements.

During Fiscal 2021, the Company received final approval to terminate the plan, upon which the Company contributed $5.1 million to the plan. Using plan assets, the Company purchased a non-participating group annuity contract for certain participants and made lump sum distributions to all remaining participants. Net periodic pension cost included in the consolidated statement of operations includes the pre-tax release of $13.5 million from other comprehensive income in connection with the settlement of the plan, which is recorded within loss on sale of businesses. As of February 25, 2023, the Company had no liability remaining related to the plan.

During Fiscal 2020, the Company released $2.1 million from other comprehensive income in connection with the partial settlement of the plan, recorded within loss on sale of businesses, including impairment of assets held for sale, in the consolidated statements of operations. In addition, as of February 26, 2022, the Company recognized a loss of $8.4 million, net of tax of $3.0 million, within accumulated other comprehensive loss. As of February 26, 2022, the Company had liabilities of $3.6 million, which is included in other liabilities in the Company's consolidated balance sheets.

The remaining net periodic pension cost recorded during Fiscal 2022, 2021, and 2020 was not material to the Company’s results of operations.

14.    SUPPLEMENTAL CASH FLOW INFORMATION
The Company paid income taxes of $5.4 million, $5.2 million, and $4.8 million in Fiscal 2022, 2021, and 2020, respectively. In addition, the Company had interest payments of approximately $61.3 million, $66.0 million, and $75.5 million in Fiscal 2022, 2021, and 2020, respectively.
In Fiscal 2022 and Fiscal 2021, the Company acquired property, plant and equipment of approximately $35.0 million and $39.0 million under finance lease arrangements, respectively.
The Company recorded an accrual for capital expenditures of $63.4 million, and $44.6 million as of February 26, 2022, and February 27, 2021, respectively. There was no accrual for capital expenditures as of February 25, 2023.
In addition, the Company recorded an accrual for dividends payable of $0.3 million, $0.9 million, $2.1 million as of February 25, 2023, February 26, 2022, and February 27, 2021, respectively.

15.    COMMITMENTS AND CONTINGENCIES

On April 23, 2023, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of such bankruptcy filings, substantially all proceedings pending against the Debtors have been stayed by operation of Section 362(a) of the Bankruptcy Code.

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

On August 23, 2022, a putative securities class action and shareholder derivative action was filed against the Company, Gustavo Arnal (the Company's former Chief Financial Officer), and certain third parties in the United States District Court for the District of Columbia. The case, which is captioned Si v. Bed Bath & Beyond Corp., et al., Case No. 2:22-cv-02541, asserts claims of breach of fiduciary duty, negligent misrepresentation, and violations of §§ 10(b) and 20(a) of the Exchange Act on behalf of a putative class of purchasers of our securities from March 25, 2022 through August 18, 2022. The Complaint alleges that certain of our disclosures about the Company's revenue and proposed divestments, as well as other disclosures made by certain of our investors about their holdings, during the putative class period were materially false or misleading. The Complaint was amended in November 2022 and again in January 2023 and a Lead Plaintiff was appointed by the Court. The Second Amended Complaint removes Mr. Arnal as a defendant, adds Sue Gove as a defendant, and shortens the class period and reduced the claims against the Company. The matter is now entitled In re Bed Bath & Beyond Corporation Securities Litigation. Based on current knowledge the Company believes the claims are without merit and has filed a Motion to Dismiss the Complaint.

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

16.    ASSETS HELD FOR SALE AND DIVESTITURES

Assets Held for Sale

The Company has included businesses classified as held for sale within its continuing operations as their dispositions do not represent a strategic shift that will have a major effect on the Company’s operations and financial results. As of February 25, 2023 and February 26, 2022, the Company did not have any businesses classified as held for sale.

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

Christmas Tree Shops. On October 11, 2020, the Company entered into definitive agreements to sell Christmas Tree Shops ("CTS") to Handil Holdings LLC and to sell one of the CTS distribution facilities to an institutional buyer, with a leaseback term of nine months, to provide business continuity to the Company for some of its operations currently using the facility. These transactions were completed during the third quarter of Fiscal 2021, generating approximately $233.3 million in proceeds, subject to certain working capital and other adjustments, and the Company recognized a loss on sale of approximately $53.8 million, which was recorded in loss on sale of businesses including impairment of assets held for sale in its consolidated statements of operations for the fiscal year ended February 27, 2021. In Fiscal 2021, the Company recorded an additional loss of sale of CTS of $13.5 million related to the settlement of the CTS Pension Plan.

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

In connection with the sale of PMall, the Company agreed to indemnify 1-800-FLOWERS.COM for certain litigation matters then existing at the time of the close of the transaction, including certain matters for which the Company is entitled to indemnification from the former owner of PMall in connection with the Company's purchase of PMall in Fiscal 2016 (see "Commitments and Contingencies" Note 15 for additional information.)

One Kings Lane. On April 13, 2020, the Company completed the sale of One Kings Lane ("OKL"). Proceeds from the sale were not material.

During the fiscal year ended February 26, 2022, the Company recognized approximately $18.2 million of loss on the sale of these businesses primarily associated with the Fiscal 2021 settlement of the CTS pension plan (see "Employee Benefit Plans" Note 13) and certain working capital and other adjustments related to the above divestitures.

17.    SUBSEQUENT EVENTS

Chapter 11 Cases

On April 23, 2023, (the “Petition Date”), the Company and certain of its direct and indirect subsidiaries (collectively, the “Debtors” or the “Company Parties”) filed voluntary petitions (the “Chapter 11 Cases”) under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). On the Petition Date, the Company Parties filed a motion with the Bankruptcy Court seeking to jointly administer the Chapter 11 Cases. On April 24, 2023, the Bankruptcy Court entered an order approving joint administration under the caption “In re Bed Bath & Beyond Inc.,” Case No. 23-13359. Certain of the Company’s subsidiaries were not included in the Chapter 11 filing.

The Company Parties continue to operate their business and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company Parties filed with the Bankruptcy Court motions seeking a variety of “first-day” relief, including authority to pay employee wages and benefits and to pay vendors and suppliers for goods and services provided both before and after the Petition Date. In addition, the Company filed with the Bankruptcy Court a motion seeking approval (“Interim DIP Order”) of debtor-in-possession financing (“DIP Financing”) in the form of the DIP Credit Agreement (as defined and described below). Following a hearing held on April 24, 2023, the Bankruptcy Court approved the Company Parties’ motions seeking a variety of “first-day” relief on an interim basis for. The Company Parties resolved numerous informal comments and many of the "first-day" motions were entered on a final basis consensually. A hearing is scheduled on June 14, 2023 for the Bankruptcy Court to consider final approval of the relief requested in certain first day motions, and final approval of the DIP Facility.

DIP Credit Agreement

Prior to the Petition Date, the Company Parties and Sixth Street Specialty Lending, Inc., Sixth Street Lending Partners and TAO Talents (the “DIP Parties”) agreed to enter into a senior secured super-priority debtor-in-possession term loan credit facility in an aggregate principal amount of $240.0 million subject to the terms and conditions set forth therein (the “DIP Credit Agreement”).

On April 24, 2023, the Bankruptcy Court entered an order approving entry into the DIP Credit Facility on an interim basis. Pursuant to the DIP Credit Agreement, the DIP Lenders have provided a senior secured super-priority debtor in possession term loan facility (the “DIP Facility”), consisting of (1) a new money single draw term loan facility in the amount of $40.0 million, and (2) a roll-up of certain secured obligations under the existing prepetition credit agreement between the Company Parties and the Prepetition FILO Lenders in the amount of $200.0 million. Borrowings under the DIP Facility are senior secured obligations of the Company and certain Company Parties, secured by a super priority lien on the collateral under the Amended and Restated Credit Agreement, dated as of August 9, 2021 (as amended by that certain First Amendment to Amended and Restated Credit Agreement, dated as of August 31, 2022, that certain Second Amendment to Amended and Restated Credit Agreement and Waiver, dated as of February 7, 2023, that certain Third Amendment to Amended and Restated Credit Agreement and Waiver, dated as of March 6, 2023, that certain Fourth Amendment to Amended and Restated Credit Agreement and Waiver, dated as of March 30, 2023, that certain Fifth Amendment to Amended and Restated Credit Agreement and Waiver, dated as of April 6, 2023 and that certain Sixth Amendment to Amended and Restated Credit Agreement, Consent and Waiver, dated as of April 21, 2023, the “Existing Credit Agreement”), as well as all unencumbered assets of the Company Parties (subject to customary exceptions). The DIP Credit Agreement has various customary covenants, as well as covenants mandating compliance by the Debtors with a 13-week budget, variance testing and reporting requirements, among others. The proceeds of all or a portion of the proposed DIP Credit Agreements may be used for, among other things, post-petition working capital for the Company and its subsidiaries, payment of costs to administer the Chapter 11 Cases, payment of expenses and fees of the transactions contemplated by the Chapter 11 Cases, payment of court-approved adequate protection obligations under the DIP Credit Agreements, and payment of other costs, in each case, subject to an approved budget and such other purposes permitted under the DIP Credit Agreement and the Interim DIP Order or any other order of the Bankruptcy Court.

The Interim DIP Order provides certain milestones for the Chapter 11 Cases. Failure of the Debtors to satisfy these milestones without a waiver or consensual amendment would provide the Required DIP Lenders a termination right under the Interim DIP Order. These milestones include (i) the entry of an order approving the sale(s) of all or substantially all of the Debtors’ assets, (ii) the filing of a Chapter 11 plan and disclosure statement, in form and substance acceptable to the Required DIP Lenders (iii) the entry of an order confirming the Chapter 11 plan within 120 days after the Petition Date The Debtors have satisfied the first milestone as of the filing of these financial statements.

Adequate Protection

Pursuant to the Interim DIP Order, we are obligated to make certain adequate protection payments during our bankruptcy proceedings on each of our Prepetition Secured Obligations. The Prepetition Secured Obligations are each entitled to receive adequate protection as set forth to the extent of Diminution in Value of their respective interests in the Prepetition Collateral.

Nasdaq Delisting Proceedings
On April 24, the Company received written notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, as a result of the Chapter 11 Cases and in accordance with the Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq had determined that the Company’s common stock will be delisted from Nasdaq. Trading of the Company’s common stock was suspended at the opening of business on May 3, 2023.

Following delisting from Nasdaq, the Company’s common stock has been quoted in the OTC Pink Open Market under the symbol “BBBYQ”. The OTC Pink Open Market is a significantly more limited market than Nasdaq, and quotation on the OTC Pink Open Market likely results in a less liquid market for existing and potential holders of the common stock to trade the Company’s common stock and could further depress the trading price of the common stock. The Company can provide no assurance as to whether broker-dealers will continue to provide public quotes of the common stock on this market, or whether the trading volume of the common stock will be sufficient to provide for an efficient trading market.

We expect Nasdaq to file a Form 25 with the SEC to delist our common stock from trading on Nasdaq and to remove it from registration under Section 12(b) of the Exchange Act. The delisting became effective 10 days after such filing. In accordance with Rule 12d2-2 of the Exchange Act, the de-registration of our common stock under Section 12(b) of the Exchange Act will become effective 90 days, or such shorter period as the SEC may determine, from the date of the Form 25 filing.

Potential Claims

The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors , subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units are required to file proofs of claim by the deadline for general claims, which is currently expected to be June 30, 2023 (the “Bar Date”).

The Debtors' have received approximately 2,413 proofs of claim, primarily representing general unsecured claims, for an amount of approximately $181.7 million. These claims will be reconciled to amounts recorded in the Company's accounting records. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to Liabilities subject to compromise. In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy.

Rejected Executory Contracts and Leases

Subject to certain exceptions, under the Bankruptcy Code, the Company Parties may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Company Parties from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Company Parties to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Company Parties discussed herein, including a quantification of the Company Parties’ obligations under any such executory contract or unexpired lease, is qualified by any overriding rejection rights the Company Parties have under the Bankruptcy Code.

Delisting of Our Common Stock form Nasdaq

In connection with the Chapter 11 Cases, on April 24, 2023, the Company received written notice (the “Delisting Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq had determined that the Company’s common stock will be delisted from Nasdaq. The Company did not intend to appeal this determination.
Trading of the Company’s common stock was suspended at the opening of business on May 3, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors Bed Bath & Beyond Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bed Bath & Beyond Inc. and subsidiaries (the Company) as of February 25, 2023 and February 26, 2022, the related consolidated statements of operations, comprehensive loss, mezzanine equity and shareholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended February 25, 2023, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 25, 2023 and February 26, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended February 25, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 25, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 13, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairments of Long-Lived Assets

As discussed in Note 2 to the consolidated financial statements, the Company tests long-lived assets, which include store-level, distribution facilities, corporate assets, including leasehold improvements, other property and equipment and operating lease assets (right of use assets), for impairment using the two-step impairment model when events or changes in circumstances indicate that the carrying values of these assets may exceed their current fair values. As of February 25, 2023, the Company performed a Step 1 recoverability test and determined that Step 2 was necessary which required a comparison of carrying value to fair value for each asset/asset group. An impairment charge was recognized for the excess of the carrying amount over the fair value. The Company used market approach models, including orderly liquidation value, to estimate the fair value of store, distribution facilities and corporate location long-lived assets. During the year ended February 25, 2023, the Company recognized pre-tax impairment charges for long lived assets of $1,284.6 million which included write-offs associated with store-level, distribution facilities, corporate assets, including leasehold improvements, other property and equipment and right of use assets.

We identified the evaluation of the fair value of certain store, distribution facilities and corporate long-lived assets which were written down to their orderly liquidation value, as a critical audit matter. There were complex auditor judgements involved in assessing the valuation techniques and certain assumptions involved in determining the orderly liquidation value of the right of use assets as they involve a high degree of subjectivity. Specifically, there are no market prices for right of use assets and the evaluation required the involvement of individuals with specialized knowledge to assess the valuation techniques and the market price assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s long-lived asset impairment assessment process, including controls related to the Company’s selection of the valuation techniques and the market price assumptions. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating whether the valuation techniques used were reasonable and consistent with (i) valuation practice given the nature of the assets and (ii) the plans included in the Company’s going concern assessment
•assessing market price assumptions by developing an independent estimate of market prices using third party data and comparing the amounts to the Company’s estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 1992.

New York, New York
June 13, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors Bed Bath & Beyond Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Bed Bath & Beyond Inc. and subsidiaries' (the Company) internal control over financial reporting as of February 25, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 25, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 25, 2023 and February 26, 2022, the related consolidated statements of operations, comprehensive loss, mezzanine equity and shareholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended February 25, 2023, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated June 13, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

New York, New York
June 13, 2023

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
Based on their evaluation as of February 25, 2023, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by our management in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
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
(b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of February 25, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), released in 2013, Internal Control-Integrated Framework.
Our management has concluded that, as of February 25, 2023, our internal control over financial reporting is effective based on these criteria.
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
During the first quarter of fiscal 2022, we implemented new general ledger, sales audit, accounts payable, and consolidation and reporting systems as part of our multi-year effort to upgrade and/or replace certain of our information systems. The implementation resulted in certain changes to the Registrant's processes and procedures related to general accounting, sales audit, and accounts payable, and financial reporting that have required the Registrant to effect certain modifications to its internal control over financial reporting. These changes to the Registrant's processes and procedures have been and will continue to be subject to the Registrant's processes for evaluating the design and operating effectiveness of internal control over financial reporting. Other than the system implementation noted above, the Registrant's principal executive officer and principal financial officer have determined that there have been no other changes in the Registrant's internal control over financial reporting during the most recently completed fiscal quarter covered by this report identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Directors of the Company

The following table discloses our directors as of February 25, 2023.

Name	Age	Position	Term of office
Non-Employee Directors
Harriet Edelman	67	Director	1 year
Jeffrey Kirwan	56	Director	1 year
Shelly Lombard	63	Director	1 year
Joshua E. Schechter	50	Director	1 year
Minesh Shah	49	Director	1 year
Andrea M. Weiss	68	Director	1 year
Ann Yerger	61	Director	1 year
Carol Flaton	58	Director	1 year

Harriet Edelman. Ms. Edelman is an accomplished senior executive and Independent Director with over 30 years of global operating experience in consumer goods and financial services. Since 2010, she has served as the Vice Chair of Emigrant Bank, a private financial institution, after serving as Special Advisor to the Chairman from June 2008 to October 2010. Prior to that, she spent more than 25 years with Avon Products, Inc. holding various senior global leadership positions in sales, marketing, supply chain, information technology and product development. She has served on large public company boards for nearly 20 years in the U.S. and Europe and in multiple Board leadership positions. The consumer goods business has been central to Ms. Edelman’s career, and she has a strong passion for our Company and brand. She brings strong leadership to our Board to help deliver on our business transformation. Ms. Edelman received her Bachelor’s degree from Bucknell University and her MBA from Fordham Gabelli School of Business.

Jeffrey Kirwan. Mr. Kirwan currently serves as the Chairman of Maurices Incorporated, a specialty retailer focused on women’s value apparel. Previously, he served as the Global President of the Gap Division of The Gap, Inc., a worldwide clothing and accessories retailer, from December 2014 to February 2018. He also led the Gap’s operations in China from 2011 to 2014. During his tenure with The Gap, Inc., he contributed to significant operational progress, including strong marketing and customer engagement, increased traffic and improved sales and digital business. Mr. Kirwan’s executive experience in large, multinational retailers, his knowledge of our customer base as well as his strong consumer marketing and sales experience is an important asset for our Board. Mr. Kirwan received his Bachelor’s degree in Business Communications from Rhode Island College and his MBA in Business and Human Resources Management from the University of Maryland Global Campus.

Shelly Lombard. Ms. Lombard currently serves as an independent consultant, focusing on investment analysis and financial training. She has over 30 years of experience analyzing, valuing, and investing in companies. Prior to becoming a consultant, she served as Director of High Yield and Special Situation Research for Britton Hill Capital, a broker dealer specializing in high yield and special situation bank debt and bonds and value equities, from 2011 to 2014. Prior to that, she was a high yield and special situation bond analyst and was also involved in analyzing, managing, and restructuring proprietary investments for various financial institutions. She was named by NACD as one of its 100 Directorship Honorees for 2021. Ms. Lombard brings strong financial analysis, investment, capital markets, and public company director experience to our Board. Ms. Lombard received her Bachelor’s degree in Communications and Political Science from Simmons College and her MBA from Columbia Business School.

Joshua E Schechter. Mr. Schechter is a private investor and public company director. He has strong public company board leadership expertise, previously serving as Chairman of the Board of SunWorks, Inc., a premier provider of high-performance solar power solutions. He spent 13 years in investment services for Steel Partners and its affiliates, including Managing Director of Steel Partners Ltd. and Co-President, Steel Partners Japan Asset Management, LP. His significant experience with complex business and strategic transactions, M&A, corporate governance matters and capital markets, together with his public company board leadership experience provides valuable insight to our Board. Mr. Schechter received his BBA and MPA in Professional Accounting from the University of Texas at Austin.

Minesh Shah. Mr. Shah has served as Chief Operations Officer at Stitch Fix, a leading online shopping experience, since October 2020 and is responsible for the company’s operations and client experiences. He also served as Vice President, Operations at

Stitch Fix from September 2018 to October 2020. Previously, Mr. Shah served as Senior Director of Delivery Operations at Tesla Motors, Inc. from February 2017 to June 2018. He has spent most of his career in high growth, consumer-driven companies – focused on operations, customer experience, omnichannel programs, marketing and digital retail, including as Vice President of Global eCommerce for Uniqlo Co. Ltd. Mr. Shah’s extensive consumer, supply chain, marketing, technology and operational experience, as well as his deep knowledge and expertise in retail offer valuable perspective and oversight to our ongoing transformation. Mr. Shah received his BS in Chemical Engineering and his MBA in Marketing, Management and Strategy from Northwestern University.

Andrea M. Weiss. Ms. Weiss was an early innovator in multi-channel commerce and brings nearly 30 years of entrepreneurial leadership experience in the retail industry, currently serving as Founding Partner of The O Alliance, LLC since 2014 and Chief Executive Officer and Founder of Retail Consulting Inc. since 2002. She is recognized as a pioneer in creating a seamless customer experience and has been a key player in transforming retail into the digital space. She also has extensive experience developing high-level business strategy and tactical execution plans, including implementing turnaround initiatives for leading brands in the U.S. and Europe. Ms. Weiss was named by NACD as one of the Top 100 Best Public Directors in 2016. Our Board benefits from Ms. Weiss’ extensive retail and transformation experience, as well as her experience serving on public company boards. She received her BFA from Virginia Commonwealth University and her Masters of Administrative Science from Johns Hopkins University.

Ann Yerger. Ms. Yerger has dedicated her career to the advancement of corporate governance and investor protection initiatives. She has held various governance advisory roles, including her current position as Advisor with Spencer Stuart North America Board Practice, a leading board consulting firm, which she has held since 2017. She has also served as a Member of the Grant Thornton Audit Quality Advisory Council since 2019. Previously, Ms. Yerger served as Executive Director, Center for Board Matters at Ernst & Young LLP from 2015 to 2017. In addition, she has served as a member of several advisory boards and committees, including the Investor Advisory Committee of the SEC and the Nasdaq Listing and Hearing Review Council. She has been recognized by the International Corporate Governance Network and NACD for her contributions to investor collaboration and the improvement of corporate governance. Ms. Yerger’s deep corporate governance and shareholder-oriented work provide our Board with important insight and guidance with respect to our corporate governance practices and engagement with key stakeholder. She received her MBA from Tulane University.

Carol Flaton. Ms. Flaton has served on the Talen Energy Supply Board of Directors since November 2021. Ms. Flaton has over 30 years of experience in banking and finance, transformation and restructuring, and governance and risk management. Since 2019 she has provided financial advisory services and served as an independent director for both public and private companies. Recent mandates include Speedcast International Ltd (ASX: SDA), EP Energy Corp. (NYSE: EPE) and Jupiter Resources, Inc. She also was nominated in 2020 by the Xerox Corporation (NYSE: XRX) as an Independent Director candidate for HP, Inc. (NYSE: HPQ) in a Material Shareholder Proposal. From 2014 to 2019 Ms. Flaton was a managing director at AlixPartners (formerly known as Zolfo Cooper, LLC) specializing in restructuring and turnarounds. Prior to joining AlixPartners, she was a managing director in the restructuring practice of Lazard Freres (“Lazard”) from 2008-2013. Prior to Lazard, Ms. Flaton was a managing director at both Credit Suisse First Boston and Citi (1995- 2008) as well as being a senior member of the risk management teams. She has held NASD Series 7 (registered rep) and Series 24 (managing principal) licenses. Ms. Flaton has a BSBA from the University of Delaware and an MBA from the International Institute of Management Development, Lausanne, Switzerland.

(b) Executive Officers of the Company

The following table discloses our executive officers as of February 25, 2023.

Name	Age	Position
Executive Officers
Sue Gove	64	Director, President and Chief Executive Officer
Laura Crossen	53	Senior Vice President of Finance and Chief Accounting Officer
Patricia Wu	50	Executive Vice President, Brand President—buybuy BABY
David Kastin	55	Executive Vice President, Chief Legal Officer and Corporate Secretary
Bart Sichel	58	Executive Vice President, Chief Marketing & Customer Officer
Lynda Markoe	56	Executive Vice President, Chief People & Culture Officer
Scott Lindblom	60	Executive Vice President, Chief Technology and Digital Officer

Sue Gove. Ms. Gove has been President and Chief Executive Officer of Bed Bath & Beyond Inc. since October 2022, after being named Interim CEO in June 2022. In this role, Sue initiated a turnaround plan to position the Company for success in the Home,

Baby, and Wellness categories. She continues to serve as a Director of the Company, a position she has held since May 2019. During her tenure on the Board, Sue served as a member of the Audit Committee, Nominating and Corporate Governance Committee, and was Chair of the Board’s Strategy Committee. She has spent more than 30 years within the retail industry serving a variety of senior financial, operating, and strategic roles that included President and Chief Executive Officer of Golfsmith International Holdings and Chief Operating Officer of Zale Corporation. Sue has also served as a Senior Advisor for Alvarez & Marsal, a global professional services firm, where she primarily focused on advisory and turnaround for retail companies. She was the President of Excelsior Advisors, LLC, a retail consulting and advisory firm founded in August 2014. Ms. Gove received her BBA in Accounting from the University of Texas Austin.

Laura Crossen. Ms. Crossen joined the Company in 2001 and has served as Chief Accounting Officer since June 2022. Ms. Crossen recently served as interim Chief Financial Officer from September 2022 to February 2023 while maintaining her role as Chief Accounting Officer. Prior to her service as Chief Accounting Officer, Ms. Crossen served as the Company’s Senior Vice President, Tax, Treasury and Transformation since May 2021. Previously, Ms. Crossen served as Vice President, Financial Management of the Company since 2001. Ms. Crossen received her BS in Public Accounting from Providence College.

Patricia Wu. Ms. Wu joined the Company in January 2021 as Senior Vice President and General Manager of buybuy BABY. In September 2022, Ms. Wu became Executive Vice President and President of buybuy BABY. Prior to joining the Company Ms. Wu served as Chief Commercial Officer of Beautycounter, a direct-retail brand dedicated to getting safe beauty products into the hands of everyone. Before Beautycounter, Ms. Wu served three years at Mattel as Group Vice President of Emerging Markets & New Business Models, Vice President and General Manager of Mattel’s China Growth Team, Vice President of Global Commercial Strategy, and Vice President of International Strategy. Ms. Wu also spent nearly two years in China, managing merchandising and strategy for Walmart, and before that, nearly nine years at The Clorox Company. Ms. Wu received her BS and BA in Business and German from Washington University in St. Louis as well as an MBA from Harvard Business School.

David Kastin. Mr. Kastin has served as Executive Vice President, Chief Legal Officer and Corporate Secretary since December 2022. Prior to joining the Company, from August 2020 through December 2022, Mr. Kastin served as General Counsel and Corporate Secretary of Clever Leaves Holdings Inc.; from August 2015 through January 20202, Mr. Kastin served as Senior Vice President, General Counsel and Corporate Secretary at the Vitamin Shoppe, Inc.; and from August 2007 through July 2015, he served as as Senior Vice President, General Counsel and Corporate Secretary at Town Sports International. Since August 2013, Mr. Kastin has served on the Board of Directors of Greenbacker Renewable Energy, a publicly-registered, non-traded company that invests and funds solar, wind and other alternative energy projects. Mr. Kastin received his BBA in Finance from George Washington University and his JD from Benjamin N. Cardozo School of Law.

Bart Sichel. Mr. Sichel joined the company in November 2022 as Chief Marketing & Customer Officer. Mr. Sichel is a Board Member of kidpik, a company that offers clothing subscription boxes for children. Prior to joining the Company Mr. Sichel was a Senior Advisor at Impact Analytics, a company that uses artificial intelligence to drive analytic performance and measurable business impact. Mr. Sichel was also an Advisory Board Member of Forman Mills, a privately owned regional retailer operating in the off-price and discount space. Mr. Sichel spent eight years as Executive Vice President and Chief Marketing Officer of Burlington Stores and prior to that role, thirteen years as a Partner in McKinsey’s Marketing and Retail practices. For over 25 years Bart Sichel has successfully led teams to measurable success by combining a keen focus on strategic insights with a hands-on operator’s bias toward action. Bart’s industry experience spans both B-to-B and B-to-C businesses encompassing retail, e-commerce, and a range of other consumer sectors including packaged goods, technology, hospitality, and more. His deep knowledge of customer insights, advanced analytics, media and advertising, brand portfolio management, strategic planning, and marketing has benefited his companies, his clients, and their customers. Mr. Sichel received his BA in Political Science from Vassar College and his MBA with a focus in marketing from Columbia Business School.

Lynda Markoe. Ms. Markoe joined the Company as Executive Vice President, Chief People & Culture Officer in September 2020. Prior to joining the Company, Ms. Markoe held various leadership roles at J.Crew Group, Inc. since 2003, including serving as its Chief Administrative Officer and Global Head of Human Resources. Prior to that, Ms. Markoe was a human resources leader at Gap Inc. Ms. Markoe received her Bachelor’s degree from Binghamton University.

Scott Lindblom. Mr. Lindblom joined the company in September 2020 as the Company’s Chief Technology Officer. Mr. Lindblom previously held Executive Vice President and Chief Information Officer roles at The Michaels Companies where he transformed IT from an anchor on the organization to one of value creation for this $5B retailer with 1250 stores in the US and Canada. At Michaels, Mr. Lindblom introduced omnichannel capabilities enabling speed to market and world-class customer shopping experiences. Mr. Lindblom also has nearly ten years of experience at ROSS Stores, where he served as Group President of IT and Vice President of Software Applications. Prior to Mr. Lindblom’s experience at ROSS Stores, he served five years at Best Buy, as Senior Director of Demand Creation and Fulfillment Systems, Director – Program Manager, and Director of Infrastructure Services. Mr. Lindblom received his BS in Accounting from Minnesota State University and Mankato and his MBA in Finance from University of St. Thomas Opus College of Business.

(c) Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, officers and beneficial owners of 10% or more of our common shares to file reports with the SEC relating to their common share ownership and changes in such ownership, and to confirm that all required Section 16(a) forms were filed with the SEC. Based on a review of our records and certain written representations received from our executive officers and directors, we believe that all reports, except eleven, that were required to be filed under Section 16(a) during Fiscal 2022, were timely filed. There were eleven late filings: the Form 3 filed with the SEC on March 10, 2022 for Minesh Shah; the Form 3 filed with the SEC on April 1, 2022 for Benjamin Rosenzweig; the Form 3 filed with the SEC on April 1, 2022 for Shelly Lombard; the Form 3 filed with the SEC on April 1, 2022 for Marjorie Bowen; the Form 3 filed with the SEC on July 7, 2022 for Laura Crossen; the Form 3 filed with the SEC on July 7, 2022 for Mara Sirhal; the Form 4 filed with the SEC on July 15, 2022 for John Hartmann; the Form 4 filed with the SEC on July 15, 2022 for Gregg Melnick; the Form 4 filed with the SEC on July 15, 2022 for Anuradha Gupta; the Form 4 filed with the SEC on July 15, 2022 for John Barresi; the Form 4 filed with the SEC on July 15, 2022 for Gustavo Arnal; the Form 4 filed with the SEC on July 15, 2022 for Joseph Hartsig; the Form 4 filed with the SEC on July 15, 2022 for Mark Tritton; the Form 4 filed with the SEC on July 15, 2022 for Masood Rafeh; the Form 4 filed with the SEC on July 15, 2022 for Arlene Hong; the Form 4 filed with the SEC on July 15, 2022 for Lynda Maroke; the Form 3 filed with the SEC on August 15, 2022 for Ryan Cohen and RC Ventures LLC; the Form 4 filed with the SEC on November 15, 2022 for Anuradha Gupta; the Form 4 filed with the SEC on November 15, 2022 for Rafeh Masood; the Form 3 filed with the SEC on November 23, 2022 for Hobart Sichel; the Form 3 filed with the SEC on November 29, 2022 for Scott Lindblom; the Form 3 filed with the SEC on December 19, 2022 for David Kastin; the Form 3 filed with the SEC on February 7, 2023 Carol Flaton.

(d) Audit Committee

The audit committee.is comprised of: Joshua E. Schechter, Chair* | Shelly Lombard* | Minesh Shah | Andrea M. Weiss.* All of the members of the audit committee are considered independent.

*Audit Committee Financial Experts The Audit Committee assists the Board by: overseeing the Company’s accounting and financial reporting processes and the integrity of the Company’s quarterly and annual financial statements; reviewing the Company’s earnings announcements, as well as financial information and earnings guidance provided to analysts and ratings agencies; reviewing audits of the Company’s financial statements; overseeing the Company’s internal control system and the quality of internal control by management; overseeing management’s practices to ensure adequate risk management; overseeing the Company’s corporate compliance program, including compliance with legal and regulatory requirements and the Company’s ethical conduct policy; reviewing and overseeing the independent auditor’s qualifications, independence and performance; overseeing the performance of the Company’s internal audit function; overseeing cybersecurity, data privacy, information technology and information protection programs; and overseeing procedures for receipt and treatment of complaints received by the Company from its customers, vendors or associates relating to accounting, internal accounting controls or auditing matters.

The Audit Committee has the authority to engage independent counsel and other advisors.

(e) Code of Ethics

The Company has adopted a code of ethics entitled "“Policy of Ethical Standards For Business Conduct"” that applies to all of its employees, including Executive Officers and the Board of Directors, the complete text of which is available through the Investor Relations section of the Company’s website, www.bedbathandbeyond.com. Amendments to, and waivers granted under, the Policy of Ethical Standards for Business Conduct, if any, will be posted to the Company’s website.

ITEM 11 – EXECUTIVE COMPENSATION
Compensation Discussion & Analysis (CD&A)

This Compensation Discussion and Analysis provides an overview of our executive compensation program and the compensation awarded to, earned by, or paid to our Chief Executive Officer (“CEO”), our former Chief Executive Officer (“former CEO”), our Principal Financial Officer (“PFO”), our former Chief Financial Officer (“former CFO”), our three most highly compensated officers (other than the CEO, former CEO, PFO, and former CFO), and the two most highly compensated former officers, who otherwise would have been named executive officers, if not for their departure from the Company (these individuals, who along with the CEO, former CEO, PFO, former CFO and three most highly compensated employees for 2022, we refer to as our Named Executive Officers (“NEOs”)). For fiscal year 2022, our NEOs are:

Name	Principal Position
Executive Officers

Sue Gove(1)..............................	Chief Executive Officer and President
Laura Crossen(2).........................	Principal Financial Officer
Mara Sirhal(3).............................	Former Executive Vice President and Brand President of Bed Bath & Beyond
Lynda Markoe(4)........................	Executive Vice President, Chief People and Culture Officer
Patricia Wu(5).............................	Executive Vice President and Brand President of buybuy BABY
Mark Tritton(6).........................	Former Chief Executive Officer
Gustavo Arnal(7).........................	Former Chief Financial Officer
John Hartmann(8).......................	Former Executive Vice President, Chief Operating Officer, and President, buybuy BABY, Inc.
Joseph Hartsig(9)........................	Executive Vice President, Chief Merchandising Officer and President of Harmon Stores, Inc.

(1) Ms. Gove was appointed Interim CEO, effective June 23, 2022, and was made the Company’s permanent CEO and President on October 24, 2022. Previously, Ms. Gove served solely as an Independent Director on the Board.

(2) Ms. Crossen was appointed Interim Chief Financial Officer and PFO, effective September 5, 2022. Previously, Ms. Crossen served as Chief Accounting Officer of the Company and was appointed Interim Chief Financial Officer on September 5, 2022. On February 2, 2023, she was re-appointed the Company’s Chief Accounting Officer, and continues to serve as the PFO of the Company.

(3) Ms. Sirhal was appointed Executive Vice President and Brand President of Bed Bath & Beyond on August 31, 2022. Ms. Sirhal joined the Company in January 2021 and previously served as Senior Vice President and General Manager for Harmon, as well as Executive Vice President and Chief Merchandising Officer of Bed Bath & Beyond. Ms. Sirhal resigned from the Company effective as of April 9, 2023.

(4) Ms. Markoe joined the Company as Executive Vice President, Chief People and Culture Officer on September 28,2020.

(5) Ms. Wu was appointed Executive Vice President and Brand President of buybuy BABY on August 31, 2022. Ms. Wu joined the Company in January 2021 and served as Senior Vice President and General Manager of buybuy BABY.

(6) Mr. Tritton ceased serving as Chief Executive Officer, effective June 23, 2022.

(7) Mr. Arnal passed away on September 2, 2022.

(8) Mr. Hartmann ceased serving as Executive Vice President, Chief Operating Officer, and President of buybuy BABY, Inc., effective August 31, 2022.

(9) Mr. Hartsig ceased serving as Executive Vice President, Chief Merchandising Officer and President of Harmon Stores, Inc., effective June 28, 2022.

Fiscal 2022 Overall Summary
Repositioning Our Business for Long-Term Success

Fiscal 2022 has undoubtedly been the most difficult in Bed Bath & Beyond’s history and was a year of significant change as we initiated a turnaround strategy to refocus our efforts on better serving our customers and strengthening our financial position. Our entire enterprise is being transformed – financially, operationally, and organizationally – to fulfill our unique opportunity to be the shopping destination of choice in the Home and Baby markets.

Led by our new President and Chief Executive Officer, Sue Gove, we commenced executing a comprehensive strategic plan intended to focus on stabilizing our financial foundation by securing additional liquidity, significantly reducing our cost structure and allocating resources to better serve our customers through merchandising, inventory and customer engagement. Specifically:

•We addressed long-standing changes in consumer shopping patterns which pre-dated the COVID pandemic and were further accelerated by consumer changes and supply chain impact that emerged from peak COVID in 2020 and 2021. These actions included additional store closures to align with changing demand as customers continue to adjust the frequency of their shopping trips across brick-and-mortar and online channels; and major changes to the Company’s distribution network.

•We took steps to rebalance our merchandise allocations by bringing back popular national brands and introducing new, emerging direct-to-consumer brands. Consequently, we announced the exiting of a third of our Owned Brands.

•In addition to reconnecting with customers through better assortments, we launched a new cross-banner loyalty program. Welcome Rewards™ brings valuable savings, more benefits, and special perks to customers who shop online and in stores nationwide at both Bed Bath & Beyond and buybuy BABY. Since launching in June, our program has grown to more than 20 million members.

Although we moved quickly and effectively to change the assortment and other merchandising and marketing strategies, inventory and in-stock levels have been lower than anticipated. Accordingly, our financial results have been negatively impacted and our targets for fiscal 2022 were not met.

Fiscal 2022 Compensation Program Design & Pay for Performance Philosophy

The People, Culture and Compensation Committee (the “Committee”) designs and develops our compensation programs. The 2022 executive compensation program was developed in close consultation with our independent compensation consultant Meridian and structured to drive performance and recognize achievement of key strategic objectives for the year. Our compensation program emphasizes at-risk pay, which underscores our pay-for-performance compensation philosophy and our program’s goals of supporting our turnaround strategy and improving our financial performance, while reflecting market-leading practices.

At the outset of fiscal 2022, our primary goal for the fiscal 2022 compensation program was to incentivize and reward balanced, sustainable growth with key financial metrics directly aligned with our strategic plan and driving long-term shareholder value. To drive this alignment, and to motivate and retain our employees, including our NEOs, we granted both short-term and long-term incentive awards. Following the first half of fiscal 2022, due to Company performance and turnover of senior leadership, our goals and strategies for the fiscal year substantially shifted, as communicated by our then-interim CEO to all stakeholders in early September 2022. These shifts in our goals and strategies under our comprehensive turnaround strategy led to certain changes to the design of our short-term incentive plan, as described below.

•At the beginning of the fiscal year, the Committee approved an annual performance-based, cash short-term incentive plan (STIP) for fiscal 2022 incorporating aggressive adjusted EBITDA and comparable sales growth goals, with adjusted EBITDA (70% weighting) as the primary driver of performance. Our secondary metric continued to focus on growth in comparable sales (30% weighting) to reflect our strategic emphasis on accelerating omni-channel, top-line growth. We also added a metric to establish store traffic goals – a leading performance indicator for sales – as an additional multiplier. The goals for the STIP were consistent with our annual operating plan and were designed to be challenging with targets established based on our annual financial plan.

•Our goals and strategies for the Company significantly shifted in the second half of fiscal 2022 under our comprehensive turnaround strategy. As a result, the Committee discussed in depth and approved revising the structure of the STIP from an annual program to a half-year program. The revised program retained the adjusted EBITDA and comparable sales growth metrics applied to the annual program but eliminated the store traffic goals multiplier and limited payouts to 70% of the payouts that would have been payable under the annual program.

For fiscal 2022 long-term incentives (LTI), the Committee approved a highly performance-weighted mix of PSUs (60% weighting) and time-vested RSUs (40% weighting). The goals approved by the Committee for the fiscal 2022 PSUs incorporated our continued emphasis on gross margin (50% weighting) and also continued to measure relative total stock return (TSR) (50% weighting). The PSUs vest at the end of a three-year performance period (2022-2024), subject to continued employment and achievement of the performance goals. To be prudent stewards given the share availability under our equity compensation plan, the Committee, in consultation with our independent compensation consultant, structured the RSU portion of equity awards granted at the start of fiscal 2022 (40% weighting) as cash-settled RSUs rather than stock-settled RSUs.

We are committed to correlating pay with performance and, based on current projections, we expect that there will be no STIP payouts for fiscal 2022. Further, as of fiscal year-end, the value of the fiscal 2022 LTI awards had significantly decreased for our NEOs due to the impact of stock price decline and current projections of our performance awards. Consistent with our program design, we believe these incentive plan outcomes are appropriate in light of our performance and continue to demonstrate our pay-for-performance compensation philosophy.

People & Culture

Oversight of People & Culture

The Committee oversees the Company’s broad-based people and culture programs. As part of its focus on emphasizing the importance of our associates to our talent-focused strategy, the Committee receives regular people and culture updates, and considers and implements updates to our key programs.

People & Culture in Fiscal 2022

At Bed Bath & Beyond Inc., we strive to create an environment where all Associates can thrive by offering resources that support their physical, mental, social, and emotional well-being. In fiscal 2022, we specifically focused on providing a sense of continuity and stability as we navigated a dynamic environment. At the same time, and in light of significant senior leadership turnover initiated by the Board and our new CEO, it was essential to maintain an environment that optimizes retention and maximizes our ability to recruit new talent.

In addition to significant senior leadership change to execute our turnaround, we realigned our organizational structure, including the creation of Brand President roles for Bed Bath & Beyond and buybuy BABY to lead merchandising, planning, brand marketing, site merchandising and stores for each banner. Aligned with these new roles, we removed layers to create greater efficiency in decision-making and better align to the size of our business, while also leveraging and elevating internal talent combined with external talent across our leadership team. These changes have enabled more direct engagement with Associates, customers and supplier partners, promoted accountability, and supported more efficient and productive change.

Our goal is to build trust and accountability for every Associate throughout our organization. In 2022, we engaged Associates more frequently, and farther across our enterprise, by holding our first global town hall meetings. At the extended leadership team level, we increased the frequency of connection, including scheduled and impromptu meetings, panel discussions and guest speakers in addition to materials to support their growth and promote a culture of transparency as we underwent organizational and financial events under public and media scrutiny. Additionally, we continue to build community through our Associate Resource Groups (ARGs): Asian American Pacific Islander, Beyond Black Associate Coalition, Hispanic/ LatinX, LGBTQ+, Wellness and Women’s, and for the first time in our history, our Board is led by a female Chair and we are led by a female President and Chief Executive Officer. We monitor the representation of women and racially or ethnically diverse associates at all levels of our organization and our progress toward our 2030 goals of 50% female and 25% racial and ethnic diversity at each level.

The health and wellbeing of our Associates and customers is one of our top priorities. We implemented health, safety, and security programs in all our workplaces, including safety and security standards and policies, emergency response and crisis management protocol, and Associate training related to the risks and exposures in their areas of responsibility. We provide all Associates and their family members with benefits and resources to navigate change and support overall wellbeing. In 2022, we saw active utilization of our Beyond Wellness program (EAP) for work-life, financial and emotional support, and resources, as well as continued engagement of our mindfulness app– Headspace.

Compensation Governance Practices

We continue to evaluate and enhance our executive compensation program to reflect our pay-for-performance philosophy and consider governance practices that benefit all shareholders.

What We Do

•Align pay with our strategy, performance and creation of value for shareholders

•Use an appropriate mix of fixed and variable, and short- and long-term, compensation elements

•Pay a substantial portion of executive compensation in the form of at-risk equity-based awards (in the form of RSUs and PSUs)

•Vary incentive payouts commensurate with results, including capping PSU award payouts based on TSR if the Company’s TSR is negative

•Require double-trigger change in control vesting provisions

•Maintain a Compensation Recoupment Policy

•Maintain rigorous stock ownership guidelines for all executive officers and directors

What We Don’t Do

•No performance goals for incentive awards that encourage excessive risk taking

•No hedging and restricted pledging of Company stock

•No repricing or backdating of stock options

•No payment of dividends or dividend equivalents on unearned PSU and RSU awards

•No excessive perquisites or other supplemental benefits

•No excise tax gross-ups on severance payments

How We Design Our Executive Compensation Program

In fiscal 2022, we have continued to focus our design of the executive compensation program on the following principles:

Customer Inspired	Omni-Always	Talent-Focused	Performance-Driven
We unlock the value delivered to our leaders and our shareholders when we deliver on our promise to inspire our customers to home, happier - they are the center of all we do.	To accelerate the evolution of our business with an integrated approach of both brick & mortar and digital, we take a multi-faceted and holistic approach to making compensation decisions. We consider numerous factors, including market practice and benchmarking but also role and specific talent markets, individual performance and potential and internal equity.	We invest in attracting and retaining the talent required to deliver on our customer and shareholder promise to re-establish our authority as the preferred omni-channel home destination.	We align a majority of the compensation of our leaders to quantifiable performance goals, emphasizing long-term value allowing us to unlock balanced durable growth and strong sustainable total shareholder growth.

FISCAL 2022 ENGAGEMENT

Say-On-Pay and How We Consider Feedback

At the 2022 Annual Meeting, our executive compensation program received advisory approval of approximately 92% of the shares voted. We believe the consistent improvement in say-on-pay results over the last several years reflects the development by the Committee of a pay-for-performance philosophy and a framework that became the basis of our compensation design pillars. The Committee considers the results of the say-on-pay vote as part of its decision-making process and is committed to remaining responsive to shareholder priorities, with the goal of earning consistent high levels of shareholder support.

At the outset of fiscal 2022, we reached out to our top shareholders, representing the majority of our total shares outstanding, including index funds, hedge funds, public pension funds and actively-managed funds. The Chair of the Board, members of the Board and management participated in virtual and telephone meetings with the majority of our largest shareholders.

Going forward, our intention is to continue our shareholder, financial stakeholder, and vendor outreach and maintain a regular cadence of two-way communication opportunities, as we continue to understand priorities from all perspectives. In connection with these efforts, we intend to maintain a regular, ongoing governance outreach program overseen by our Board, which will include engagement on executive compensation matters and other relevant topics.

EXECUTIVE COMPENSATION PROGRAM ELEMENTS IN FISCAL 2022

Our fiscal 2022 performance-driven compensation program for the NEOs and certain other key executives included the following elements:

Total Direct Compensation
Base Salary	STIP	Long-Term Incentive	Retirement & Other Benefits
Fixed Delivered in cash	Variable Delivered in cash Rewards achievement against objective, pre-established performance metrics aligned with short-term strategic priorities Incentivizes retention during critical transformation period	Variable Aligns the interest of associates and shareholders Incentivizes retention during critical transformation period PSUs reward achievement against objective, pre-established performance metrics aligned with strategic imperatives	Health plan Limited perquisites

The Committee focuses primarily on the elements of total direct compensation, including base salary, short- and long-term incentives, when structuring and assessing compensation for the leadership team. We aim to set target total direct compensation and related elements generally at a reasonable range around the median of our peer group, but we also consider role and specific talent markets, internal equity, and individual performance and potential. For more information on our peer group and benchmarking, see ”our compensation decision-making process.”

Base Salary

Base salaries represent fixed cash compensation tied to the size, scope and complexity of each executive’s position and the depth of each executive’s experience. The Committee considered these factors in setting base salaries that would attract and retain executives leading the Company’s transformation.

The Committee reviews base salaries for executives on an annual basis to determine whether salaries remain appropriate. This annual review considers each executive’s performance, as well as the results of peer group benchmarking. Any approved adjustments generally become effective in the first quarter of the applicable fiscal year.

Base salaries for NEOs during fiscal 2022 are as set forth below:

Named Executive Officer	Base Salary(1)	Base Salary at 2022 Fiscal Year End
Sue Gove..............................................	$ 1,400,000(2)	$ 1,400,000
Laura Crossen......................................	$ 712,500(3)	$ 712,500
Mara Sirhal..........................................	$ 550,000(4)	$ 600,000(5)
Lynda Markoe.....................................	$ 600,000	$ 600,000
Patricia Wu..........................................	$ 550,000(6)	$ 550,000
Mark Tritton........................................	$ 1,230,000	--
Gustavo Arnal.....................................	$ 775,000	--
John Hartmann....................................	$ 1,000,000	--
Joseph Hartsig.....................................	$ 770,000	--

(1) Reflects the Base Salary of each NEO at the time they commenced their principle position, except as otherwise noted.

(2) Reflects Ms. Gove’s base salary during the time she served as Interim CEO.

(3) Reflects Ms. Crossen’s base salary as of the time she served as Interim CFO.

(4) Reflects Ms. Sirhal’s base salary effective with her promotion to Executive Vice President, Chief Merchandising Officer and General Manager of Harmon Face Values.

(5) Reflects a salary increase following Ms. Sirhal’s promotion to Executive Vice President, Brand President, Bed Bath & Beyond.

(6) Reflects base salary effective with Ms. Wu’s promotion to Executive Vice President, Brand President of buybuy BABY.

Short-Term Incentive Compensation

For fiscal 2022, the Committee continued the use of its performance-based cash STIP to provide short-term variable pay tied to an appropriate mix of challenging, quantitative objectives. Changes in our leadership team during fiscal 2022 and the implementation of a comprehensive strategic plan described above in Repositioning Our Business for Long-Term Success resulted in the Committee adopting a change to the overall structure of our performance-based cash STIP from an annual program to a half-year program. While the overall structure of the STIP changed for fiscal 2022, the program’s performance measures continued to be based on two metrics: Adjusted EBITDA (weighted at 70%) and comparable sales growth (weighted at 30%).

ADJUSTED EBITDA*	EBITDA is a common metric used to assess operating performance, particularly for our peer retail companies. We selected adjusted EBITDA (70%) because we believe it directly measures achievement against our collective strategic goals, including sales growth, margin expansion and cost control.
COMPARABLE SALES GROWTH	Comparable sales growth (30%) aligns with our strategy and takes into account our revenue base and rightsizing of our store fleet.

* Adjusted EBITDA is a non-GAAP financial measure. For more information, see “Reconciliation of GAAP to non-GAAP measures for Fiscal 2022.”

The target adjusted EBITDA goal required improved performance over fiscal 2021 results. Comparable sales growth, by nature of the measure, required year-over-year improvement. Achievement of maximum-level payouts for both goals required significantly exceeding the operating plans in place at the time the goals were approved.

Evolution of Our Short-Term Incentive Program into a Half-Year Program

Our STIP for fiscal 2022 (the “Annual STIP”) commenced as an annual program tied to the achievement of Adjusted EBITDA (weighted at 70%) and comparable sales growth (weighted at 30%), with a 10% kicker based on achievement of store traffic goals, a leading indicator for sales. At the time that the Committee considered and approved the design of the Annual STIP in early fiscal 2022, the annual structure was determined to be appropriate in light of our strategic goals and business plan for the year.
As discussed above in Repositioning Our Business for Long-Term Success, the Company underwent significant changes during fiscal 2022 as a result of shifts in leadership, the Company’s financial position, and the refocusing of our strategy. In light of these major changes, the Committee determined in August 2022, after significant discussion and with the guidance of our independent consultant, that the structure of the Annual STIP should be changed from an annual program to a half-year program (the “H2 STIP”), to better align the efforts of our leadership team with our comprehensive turnaround strategy.

In connection with STIP re-design from the Annual STIP to the H2 STIP, the Committee worked closely with its independent compensation consultant to approve challenging goals that would require significant progress toward our strategic transformation milestones Performance goals for H2 STIP remained tied to achievement of Adjusted EBITDA and comparable sales growth, with achievement measured for the second half of the year. Under the H2 STIP, achievement at target performance would entitle participants to 70% of the target payout that would have been payable under the Annual STIP. Following the shift to the H2 STIP, participants were no longer entitled to payments under the Annual STIP.

	Annual STIP			H2 STIP
	Threshold (25%)	Target (100%)	Maximum (200%)	Threshold N/A	Target (100%)	Maximum (200%)
Adjusted EBITDA (70%).......................................	$350M	$425M	$500M	N/A	$54M	$114M
Comparable Sales Growth (30%)............	-2%	1%	5%	N/A	-16%	-10%
Store traffic goals......	Up to 10% kicker			Eliminated

As outlined above, Adjusted EBITDA and comparable sales growth (and their relative weighting) remained as the performance metrics under the H2 STIP, but the store traffic goal was eliminated and threshold eligibility for payout was removed. Additionally, under the H2 STIP, failure to achieve the Adjusted EBITDA target would result in zero payout, even if the comparable sales growth target was met or exceeded.

Our NEOs were eligible to earn payments under the STIP, with target bonus amounts based on a percentage of base salary as set forth in the table below:

Named Executive Officer	Target Bonus(1)	Target Bonus at 2022 Fiscal Year End(1)
Sue Gove..............................................................	--(2)	150%(3)
Laura Crossen(8)..................................................	70%	70%
Mara Sirhal(8).......................................................	70%(4)	75%(5)
Lynda Markoe.....................................................	60%	70%(6)
Patricia Wu(8).......................................................	75%(7)	75%
Mark Tritton.........................................................	175%	--
Gustavo Arnal......................................................	85%	--
John Hartmann...................................................	125%	--
Joseph Hartsig.....................................................	80%	--

(1) Reflects the target bonus opportunity for each NEO expressed as a percentage of their Base Salary. Percentages reflected in the “Target Bonus” column reflect the target bonus percentage in effect at the time they commenced their principal position, except as otherwise noted.

(2) Ms. Gove was not eligible for a bonus during the time she served as the Interim Chief Executive Officer.

(3) Ms. Gove became eligible to participate in the H2 STIP in connection with her appointment to the role of Chief Executive Officer and President.

(4) Reflects Ms. Sirhal’s target bonus opportunity following her promotion to Executive Vice President, Chief Merchandising Officer and General Manager, Harmon Face Values.

(5) Ms. Sirhal’s target bonus opportunity increased in connection with her promotion to Executive Vice President, Brand President, Bed Bath & Beyond.

(6) Reflects a merit-based adjustment to Ms. Markoe’s target bonus opportunity.

(7) Reflects Ms. Wu’s target bonus opportunity following her promotion to Executive Vice President, Brand President of buybuy BABY.

(8) At the start of fiscal 2022, Ms. Crossen, Ms. Sirhal and Ms. Wu were eligible to participate in the Non-LT STIP which is further described below in footnote 5 to the Grant of Plan Based Awards for Fiscal 2022 table.

Based on current projections, we do not expect that our NEOs will receive any payments under the H2 STIP.

We have modified our annual bonus program for fiscal 2023 to more closely align our NEOs’ financial interests with short-term company performance. Our NEOs will have the opportunity to earn 25% of their target bonus opportunity based on company performance in each fiscal quarter during fiscal 2023, with a “catch up” feature that measures full year performance.

Long-Term Incentive Compensation

Our long-term incentive program is designed to focus our executives on increasing shareholder value, to reward their contributions to our sustainable, long-term growth and performance, and to attract and retain key talent. For 2022, the Committee approved long-term incentive grants for our NEOs, consisting of a mix of PSUs and time-vested RSUs.

Considerations for Fiscal 2022 LTI Mix	PSUs (60%)	RSUs (40%)
In determining the split between PSUs and RSUs, the Committee considered: •the emphasis on performance-based, at-risk pay; and •the goal of aligning executive and shareholder interests.	Fiscal 2022 PSUs are earned based on the results of a three-year adjusted gross margin (50%) and three-year relative TSR (50%). Payouts for PSUs based on relative TSR are also subject to a TSR “regulator” that caps award payouts at 100% of target if our TSR over the performance period is negative.	Time-vested cash-settled RSUs vest ratably on the first, second and third anniversary of the date of grant, generally subject to the executive’s continued employment through such date.

The Committee approved target long-term incentive award values for each NEO as detailed below. These values are determined in connection with the benchmarking and setting of target total direct compensation and related compensation elements for each NEO, as contemplated in applicable employment agreements. For more information, see ”executive compensation program elements.”

Named Executive Officer	Fiscal 2022 Target LTI Value
Sue Gove.........................................................................................................	$ 5,300,000*
Laura Crossen................................................................................................	$ 712,500
Mara Sirhal.....................................................................................................	$ 1,050,000
Lynda Markoe...............................................................................................	$ 960,000
Patricia Wu.....................................................................................................	$ 880,000
Mark Tritton...................................................................................................	$ 7,700,000
Gustavo Arnal................................................................................................	$ 1,937,500
John Hartmann..............................................................................................	$ 3,500,000
Joseph Hartsig................................................................................................	$ 1,750,000

* Includes the target value of the equity awards granted to Ms. Gove of (i) $2,600,000 (in connection with her appointment as Interim CEO) and (ii) $2,700,000 (in connection with her appointment as CEO and President). The award made in connection her appointment as Interim CEO consisted solely of cash-settled time-vesting RSUs.

2022 PSUs – Grants

The Committee selected adjusted gross margin and relative TSR as the performance metrics, with equal weighting, for the 2022 PSUs and established: (i) for adjusted gross margin, aggressive threshold, target and maximum performance goals and related payout percentages based on achievement (the “AGM PSUs”) and (2) for relative TSR, payout percentages based on achievement versus other peer retailers (the “TSR PSUs”). As noted in our compensation design pillars, the peer group for performance comparisons is the same as the peer group used for benchmarking. To further enhance shareholder alignment, the Committee continued its past practice of capping payouts of 2022 PSUs based on relative TSR at target (regardless of relative performance) if our absolute TSR over the performance period is negative.

ADJUSTED GROSS MARGIN*	Adjusted gross margin is a key component of our transformation strategy and reflects achievement across all our critical drivers, including digital growth, assortment balance, cost and sourcing savings and fulfillment cost optimization. We believe that gross margin is critical to long-term value creation.
RELATIVE TSR	Relative TSR rewards shareholder returns and long-term performance relative to our peer group, and we believe also provides the right balance with our annual incentive metrics focusing on near-term strategic priorities. The risk of any excessive payouts in the event we are not delivering value to our shareholders is controlled by the cap on payouts at target in the event absolute TSR over the performance period is negative.

* Adjusted gross margin is a non-GAAP financial measure. For more information, see “Reconciliation of GAAP to non-GAAP measures for Fiscal 2022.”

How We Set Our PSU Performance Goals

We set challenging threshold, target and maximum adjusted gross margin goals. The payout scale for AGM PSUs based on adjusted gross margin ranges from 50% (threshold) to 200% (maximum).

We require TSR performance above the 50th percentile of our peer group for target payout (55th percentile). This performance hurdle is higher than typical market practice and reflects robust goal-setting. For the TSR-based PSUs, the Committee used a 25% (threshold) to 200% (maximum) payout scale for fiscal 2022 (based on performance relative to our peer group as set forth in the chart below) to continue to align with market practice and our pay-for-performance culture. The Committee also focused on carefully and thoughtfully identifying our peer group, including retailers with business characteristics similar to ours and companies of appropriate sizes in terms of revenue and market capitalization.

	Threshold	Target	Maximum
Achievement Percentile (Peer Group)......................	30th Percentile	55th Percentile	≥ 80th Percentile
Payout %..........................................................................	25%	100%	200%*

* If absolute TSR is negative, payout percentage is capped at 100%, regardless of relative peer group achievement percentile

2019 and 2022 PSUs Payouts

In May 2022, the Committee verified the results for the Company’s 2019 PSUs and verified that the achievement of EBITDA and performance goals for these PSUs were not met, and they were paid out at 9%.

Based on current projections, the 2022 PSUs are not expected to vest.

Retention and Recognition Awards

In late fiscal 2022, the Company’s challenges accelerated amidst ongoing and significant organizational and financial events that created unprecedented uncertainty for our organization and to address this, the Committee engaged in robust discussions with an independent compensation consultant, Willis Towers Watson, about retention strategies for key employees during this critical time. To stabilize the leadership of our organization and ensure the continuity of work needed to drive the business during this time, in February 2023, the Committee awarded special one-time retention awards to Messrs. Gove, Crossen, Sirhal, Markoe and Wu equal to $1,018,000; $360,000, $314,000; $305,000; and $287,000, respectively. The terms of each one-time retention bonus provide that each NEO is required to pay the full amount if the NEO’s employment is terminated other than by the Company without Cause or due to the NEO’s death or Disability (each, as defined in the applicable bonus agreement) prior to the vesting date specified in the applicable agreement.

Additionally, in May of 2022, in recognition of their commitment and leadership in accelerating improvement in driving our customer centered turnaround strategy and delivering key results aligned with the business plan, the Committee awarded special one-time recognition awards to Messrs. Crossen, Sirhal and Wu equal to $128,125; $106,250; and $112,500, respectively. The terms of each one-time recognition award provide for pay the full repayment of amount if the NEO voluntarily resigns or is terminated by the Company for any reason other than for Cause (as defined in the applicable bonus agreement) prior to one year from the date of payment, subject to proration based on days of service through the termination date.

Ms. Sirhal additionally received a a cash sign-on bonus of $220,000 in connection with her promotion to Executive Vice President of Bed, Bath & Beyond in June 2022.

Retirement and Other Benefits

The NEOs generally are entitled to the same retirement and other benefits offered to all Bed Bath & Beyond associates. The cost of these benefits constitutes a small percentage of each NEO’s total compensation. Key benefits include paid vacation, premiums paid for short- and long-term disability insurance, and payment of a portion of the NEO’s premiums for healthcare and basic life insurance. We do not provide any pension or retirement benefits, other than the 401(k) plan, or any nonqualified deferred compensation plans.

We generally have provided our leadership team with certain perquisites, including an automobile allowance and an annual financial planning benefit, and, only for Ms. Gove, reimbursement of commuting expenses on a tax-neutral basis, as further described below. The Committee believes such limited perquisites are reasonable and consistent with our overall objective of attracting and retaining talented NEOs.

See the ”all other compensation” column in the Summary Compensation Table for further information regarding these benefits and perquisites, and the ”potential payments upon termination or change in control” table for information regarding termination and change in control payments and benefits.

Elements of Compensation for Ms. Gove following Appointment as Interim CEO and Permanent President and CEO

In connection with Ms. Gove’s appointment as the Company’s Interim CEO effective June 23, 2022, after research and review of compensation arrangements provided to other interim retail company CEO roles filled by an existing member of the applicable company’s board of directors and discussions with its independent consultant, the Committee approved the terms of Ms. Gove’s Interim CEO offer. The terms of her offer entitled her to receive an annual base salary of $1,400,000 and a grant of cash-settled RSUs with a target grant date value of $2,600,000 that will vest on the first anniversary of the grant date, subject to Ms. Gove’s continued employment through the vesting date (subject to forfeiture provision upon certain terminations of employment, as described in “Potential Payments Upon Termination or Change in Control — Executive Change in Control Severance Plan.”)

In connection with Ms. Gove’s appointment as the Company’s permanent President and CEO, the Committee reviewed pay arrangements for similarly situated CEO roles from companies in the revised compensation benchmarking peer group (as noted below), as provided by the independent consultant. After thorough discussions, the Company entered into an employment agreement with Ms. Gove effective October 24, 2022, which replaced the terms of the original offer letter, under which Ms. Gove was entitled to continue receiving a base salary of $1,400,000 and was eligible to earn an H2 STIP (as defined below) and was awarded PSUs with a target value of $2,700,000.

Additionally, with the termination of Mr. Tritton, the Board of Directors unanimously appointed Ms. Gove Interim CEO with the understanding that, effective immediately, Ms. Gove would spend the substantial portion of each week at headquarters in New Jersey and regularly commute from her home in Texas to facilitate optimal execution of a new, comprehensive strategic plan and expeditiously revamp and solidify the new leadership team. Therefore, commuting expense reimbursements for Ms. Gove were provided on a tax-neutral basis. This arrangement was further ratified as part of Ms. Gove assuming the role of permanent President and CEO.

Our Compensation Decision-Making Process

Role of the People, Culture and Compensation Committee

The Committee, which is comprised entirely of independent directors, reviews and establishes our management compensation and benefits philosophy, policies, plans and programs. In this role, the Committee is responsible for considering and determining all matters relating to the compensation of the CEO and other executive officers, including the NEOs, as well as administering and functioning as the committee authorized to make grants and awards of equity compensation to our NEOs. Pursuant to its charter, the Committee may form subcommittees and delegate its authority to any such subcommittee or to any designated officer of the Company as it deems appropriate, to the extent permitted by law or by applicable policies and rules of the Company. The Chair of the Board attends committee meetings.

Role of Management

Meetings of the Committee have been regularly attended by our Chief People & Culture Officer and other members of our People & Culture management team. Our CEO also provides input as requested and, together with our CFO, contributes to the discussion of our internal operating budget and related calculation of goals for our incentive plans.
Role of Independent Compensation Consultants

In fiscal 2022, the Committee engaged the services of an independent compensation consultant, Meridian Compensation Partners, LLC (Meridian). Meridian reports directly to the Committee and attended meetings during the year, as requested by the Committee Chair. Meridian assisted with the development of competitive market data and benchmarking, helped the Committee design and implement our revised incentive compensation programs and provided information on trends and emerging best practices. Meridian has not served the Company in any other capacity except as consultant to the Committee. Additionally, in late fiscal 2022, the Committee engaged the services of Willis Towers Watson (WTW) to advise on implementation of retention strategies to retain key employees of the business.

The Committee has concluded that no conflict of interest exists (or existed) that prevents (or prevented) either Meridian or WTW from being an independent advisor to the Committee.
Benchmarking Peer Group

In October 2021, the Committee reassessed our peer group for fiscal 2022, based on a review by Meridian, and removed five companies due to size misalignment and/or non-standard pay practices.

The peer group shown below, which was used to assess competitiveness of pay levels in early fiscal 2022, consists primarily of retailers with business characteristics similar to the Company. The Committee also considered various size parameters, including revenue and market capitalization.

Based on the parameters reviewed, the following 17 companies (our Peer Group) were identified as competitors for business, talent or both. We aim to set target total direct compensation and related elements generally at the median range for our peer group, but also consider role and specific talent markets, internal equity, and individual performance and potential.

Fiscal 2022 Peer Group

Advance Auto Parts, Inc.	Foot Locker, Inc.	The Gap, Inc.

AutoZone, Inc.	Kohl’s Corporation	The ODP Corporation
Bath & Body Works, Inc.	Macy’s, Inc.*	Tractor Supply Company
Big Lots, Inc.	Nordstrom, Inc.	Ulta Beauty, Inc.
Burlington Stores, Inc.	O’Reilly Automotive, Inc.	Williams-Sonoma, Inc.
Dick’s Sporting Goods, Inc..	Ross Stores, Inc.

* For fiscal 2023 peer group, Macy’s, Inc. was removed and Five Below, Inc. and Academy were added.

The Committee continues to annually assess the peer group to ensure it remains consistent with the Company’s size and business characteristics. The Committee reviews market data from compensation surveys to benchmark pay for executive officer positions when relevant Peer Group data are not available.

In October 2022, the Committee conducted its annual review of the peer group, at which time it approved the following changes in an effort to position BBBY more closely to the median of the group in terms of revenues:

•Removed Macy’s and added Five Below, Inc. and Academy Sports and Outdoors, Inc.

This revised Peer Group was used to assess competitiveness of compensation for roles (including Ms. Gove) that were hired or promoted in the later part of the fiscal year.

ADDITIONAL COMPENSATION INFORMATION

Employment Agreements and Severance Policy

We have entered into employment agreements with our NEOs that set forth generally the elements of compensation discussed above and provide for termination payments in qualifying termination scenarios. We believe that it is in the best interests of the Company and its shareholders to enter into these employment arrangements as they provide a level of certainty to the Company and our executives on their fixed compensation and termination entitlements. Our NEOs are also entitled to severance under the Executive Change in Control Severance Plan that, similar to those of benchmarked peers, provides for enhanced cash severance to be paid to members of the Company’s executive leadership team (other than Ms. Gove) and specific other employees as a result of certain events that would trigger a change in control of the Company, as defined therein, and based on a tier system, subject to limitations thereunder, which provide that maximum payouts shall be limited to such amounts as would not require shareholder approval. For more information, see “Potential Payments Upon Termination or Change in Control — Executive Change in Control Severance Plan.”

Impact of Accounting and Tax Considerations

The Committee considers various accounting and tax implications of cash, equity-based and other compensation.

When determining the amounts of equity-based awards to be granted, the Committee examines the accounting cost associated with the grants. Under ASC 718, grants of stock options, PSUs and other equity-based awards result in an accounting charge for the Company equal to the fair value of the awards being granted.

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally disallows a federal income tax deduction for compensation in excess of $1 million in any taxable year paid to certain covered executive officers. There is limited transitional relief for “qualified performance-based compensation” and certain other items of compensation that were in place before November 2, 2017. While the Committee generally considers this limit when determining executive compensation, the Committee reserves the discretion to decide that it is appropriate to exceed the limitation on deductibility so we have the flexibility to attract and retain talented executives and to ensure those executives are compensated in a manner that is consistent with the best interests of the Company and our shareholders. Interpretations of and changes in the tax laws and other factors beyond the Committee’s control also may affect the deductibility of compensation.
Policy on the Recovery of Incentive Compensation

We have a stand-alone Compensation Recoupment Policy regarding the recovery of incentive compensation applicable to current and former senior officers. The Compensation Recoupment Policy is a stand-alone policy to underscore the importance of these principles and generally provides that we will seek to recoup incentive-based cash and equity compensation paid or awarded to current and former senior officers, where (i) there has been a restatement of the Company’s financial results or there was an error in the calculation of the achievement of applicable performance goals, which should have resulted in no performance-based award or a lower payment relating to such performance or (ii) the Board determines in good faith that the executive engaged in conduct detrimental to the Company (including fraud causing financial or reputational harm, commission of a felony, or material breach of restrictive covenants). The full policy is available in the Governance Documents section of our Investor Relations website available at www.bedbathandbeyond.com. We are reviewing the final rule issued by the Securities and Exchange Commission implementing the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act relating to recovery of certain incentive compensation and will amend our Compensation Recoupment Policy when the NASDAQ adopts final listing standards in accordance with the final rules.

Policies Prohibiting Hedging and Pledging
We do not permit executive officers to hedge the Company’s securities, and we also restrict their ability to pledge the Company’s securities. Additional detail regarding the Company’s anti-hedging and pledging policies can be found above under the heading “Anti-Hedging and Anti-Pledging Policies.”

Compensation Risk Assessment

The Committee annually conducted a risk assessment of our compensation programs, which includes an analysis of the risk associated with our executive compensation program conducted by the Committee’s independent compensation consultant. In its review, the Committee considers the balance between pay components, measures of performance, magnitude of pay, pay caps, plan time horizons and overlapping performance cycles, program design and administration and other features that are designed to mitigate risk (such as stock ownership guidelines and a Compensation Recoupment Policy). Following its review, the Committee, with confirmation by the independent compensation consultant, makes a determination as to whether our compensation practices and policies create risks that are reasonably likely to have a material adverse effect on the Company. The last such analysis was conducted in April 2021, at which time the Committee concluded that no such risks were present. The Committee will be conducting its assessment at its next meeting in April 2023 as per its annual committee calendar.

Minimum Executive Stock Ownership Guidelines at Beginning of Fiscal 2022

We encourage our executives to own our common stock so that they share the same long-term investment risk as our shareholders. Our stock ownership guidelines require all executive officers, including our NEOs, to maintain an ongoing and substantial investment in our common stock. The guidelines are based on multiples of base salary, varying by role, as follows:

6x BASE SALARY	3x BASE SALARY		2x BASE SALARY
Chief Executive Officer	Chief Financial Officer	Chief Stores Officer	Chief Legal Officer
	Chief Operating Officer	Chief Customer Officer	Chief People and Culture Officer
	Chief Merchandising Officer	Chief Growth Officer

•All covered individuals must hold 50% of the net after-tax shares they receive in connection with the Company’s compensation programs or pursuant to such individuals’ employment agreements until their ownership requirement is met;

•Once the covered individual satisfies the ownership requirement, he or she is considered in compliance as long as such covered individual’s eligible holdings do not decline below the number of shares held when he or she first met the applicable ownership guideline; and

•The price used to determine compliance with the guidelines will be the 20-day trading average at each fiscal year-end.

The Committee evaluates compliance with this policy on an annual basis. Once an executive satisfies the ownership guideline as of a measurement date, they will be considered in compliance regardless of share price fluctuations or an increase in base salary, as long as their holdings remain at or above the number of shares held at the time they first met the ownership guideline.

Reconciliation of GAAP to non-GAAP measures for Fiscal 2022

The Company reports its financial results in accordance with GAAP. The Company also reports certain non-GAAP financial measures that it believes provide management, analysts, investors and other users of the Company’s financial information with meaningful supplemental information regarding the performance of the Company’s business. These non-GAAP financial measures include, but are not limited to, adjusted earnings before interest, income taxes, depreciation and amortization (“EBITDA”). The Company also uses certain non-GAAP financial measures in its short term annual incentive compensation program. These non-GAAP financial measures should not be considered superior to, but rather in addition to other financial measures prepared by the Company in accordance with GAAP. The Company’s method of determining these non-GAAP financial measures may be different from other companies’ methods and, therefore, may not be comparable to those used by other companies and the Company does not recommend the sole use of these non-GAAP measures to assess its financial and earnings performance.

NON-GAAP RECONCILIATION
RECONCILIATION OF NET (LOSS) INCOME TO EBITDA AND ADJUSTED EBITDA
(IN THOUSANDS)
(UNAUDITED)

	Twelve Months Ended February 25, 2023
		Excluding
	Reported	(Gain) loss on deconsolidation of businesses	(Gain) loss on preferred stock warrants and derivative liabilities	Restructuring and transformation expenses	Impairment Charges	Gain on extinguishment of debt	Total income tax impact	Total impact	Adjusted
Net (loss) income......................	$(3,498,801)	$98,633	$639,444	$407,909	$1,287,529	$(94,343)	$—	$2,339,172	$(1,159,629)
Depreciation and amortization...	427,087	—	—	(156,900)	—	—	—	(156,900)	270,187
Interest expense	110,497	—	—	(160)	—	—	—	(160)	110,337
(Benefit) provision for income taxes......................	(31,069)	—	—	—	—	—	—	—	(31,069)
EBITDA..........	$(2,992,286)	$98,633	$639,444	$250,849	$1,287,529	$(94,343)	$—	$2,182,112	$(810,174)

Executive Compensation

Compensation Tables

Summary Compensation Table for Fiscal 2022, Fiscal 2021 and Fiscal 2020

The following table sets forth information concerning the compensation of the Company’s NEOs for the last three completed fiscal years.

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Stock Awards(2)(3) ($)	Non-Equity Incentive Plan Compensation(4) ($)	All Other Compensation(5) ($)	Total ($)
Sue Gove(6) President and Chief Executive Officer............................	2022	899,231	1,018,000(14)(19)	2,637,797	—	226,499	4,781,527
Mark J. Tritton(7) Former President and Chief Executive Officer.............	2022	444,692	—	3,714,867	—	6,765,000	10,935,521
	2021	1,225,385	0	8,351,225	0	199,012	9,775,622
	2020	1,144,615	710,000	6,931,834	2,700,000	1,440,503	12,926,952
Laura Crossen(8) Principal Financial Officer and Executive Vice President, Chief Accounting Officer..	2022	601,731	488,125(15)(19)	334,958	—	4,200	1,429,014
Gustavo Arnal(9) Former Executive Vice President, Chief Financial Officer............................	2022	432,212	—	934,742	—	34,577	1,401,530
	2021	775,000	0	2,101,371	0	37,094	2,913,465
	2020	611,058	—	2,740,375	988,125	310,841	4,650,399
John Hartmann Chief Operating Officer and President, buybuy BABY..	2022	550,000		1,688,572	—	3,386,951	5,625,523
	2021	1,000,000	0	3,796,011	0	545,649	5,341,660
	2020	750,000	687,500	6,635,377	1,473,214	103,553	9,649,644
Joseph Hartsig(10) Executive Vice President, Chief Merchandising Officer, and President, Harmon Stores Inc..................................	2022	261,154	—	844,291	—	1,271,357	2,376,802
	2021	700,000	70,000	1,897,993	0	208,798	2,876,790
	2020	635,385	260,000	2,556,051	420,000	61,974	3,933,410
Mara Sirhal(11) Executive Vice President and Brand President of Bed Bath & Beyond...........................	2022	526,923	640,250(16)(19)	512,202	—	15,589	1,694,964

Lynda Markoe(12) Executive Vice President, Chief People and Culture Officer............................	2022	600,000	305,000(17)(19)	463,156	—	28,756	1,369,912
Patricia Wu(13) Executive Vice President and Brand President of buybuy BABY.............................	2022	496,154	399,500(18)(19)	431,889	—	62,500	1,390,042

(1) Except as otherwise described in this Summary Compensation Table, salaries to NEOs were paid in cash in fiscal 2022, fiscal 2021, and fiscal 2020. See “Compensation Discussion and Analysis — Fiscal 2022 Base Salary Values” for details about increases to salary during fiscal 2022.

(2) The value of stock awards represents their respective total fair value on the date of grant calculated in accordance with ASC 718, without regard to the estimated forfeiture related to service-based vesting conditions, and in the case of PSUs, is based on the performance conditions applicable to such PSUs being achieved at the target payout level, which was determined to be the probable outcome as of the grant date. For liability-classified awards, such as cash-settled RSUs, fair values are determined based on the closing price of our common stock on the grant date and are remeasured based on the closing price of our common stock at the end of each reporting period through the date of settlement. All assumptions made in the valuations are contained and described in Note 15 to the Company’s consolidated financial statements in the Company’s Form 10-K for fiscal 2021 and to be contained the Company’s forthcoming financial statements for fiscal 2022 once completed. Stock awards are rounded up to the nearest whole share when converted from dollars to shares. The amounts shown in the table reflect the total fair value on the date of grant and do not necessarily reflect the actual value, if any, that may be realized by the NEOs.

(3) The value of stock awards consists of (i) PSU and RSU awards granted in fiscal 2022 to Messrs. Gove, Tritton, Crossen, Arnal, Hartmann, Hartsig, Sirhal, Markoe and Wu (ii) PSU and RSU awards granted in fiscal 2021 to Messrs. Tritton, Arnal, Hartmann and Hartsig and (iii) PSU and RSU awards granted in fiscal 2021 to Messrs. Tritton, Arnal, Hartmann and Hartsig in fiscal 2020.

The fair value of the PSU awards that have not yet been certified is reported at 100% of target, which is the estimated outcome of performance conditions associated with the PSU awards on the grant date. If the Company achieves the highest level of performance for the PSU awards granted in fiscal 2022, then the fair value of such PSU awards would be $4,080,594, $6,833,124, $379,004, $1,719,363, $3,105,956, $1,552,989, $706,580, $851,931 and $6,04,842 for Gove, Tritton, Crossen, Arnal, Hartmann, Hartsig, Sirhal, Markoe and Wu, respectively. If the Company achieves the highest level of performance for the PSU awards granted in fiscal 2021, then the fair value of such PSU awards would be $10,528,298, $2,649,156, $4,785,599, and $2,392,774 for Messrs. Tritton, Arnal, Hartmann, and Hartsig respectively. If the Company achieves the highest level of performance for the PSU awards granted in fiscal 2020, then the fair value of such PSU awards would be $3,051,466, $844,608, $1,525,738 and $762,874 for Messrs. Tritton, Arnal, Hartmann and Hartsig, respectively

(4) For fiscal 2022 the People, Culture and Compensation Committee set performance objectives under the company’s short term incentive program of adjusted EBITDA and comparable sales growth under the STIP. Based on the People, Culture and Compensation Committee’s certification of performance results, no amounts were paid under the STIP for fiscal 2022.

(5) All Other Compensation for fiscal 2022 includes the following:

Inter alia, dividends or dividend equivalents on equity-based awards based on the amounts paid to all shareholders as of the record date for each dividend declared.

Ms. Gove: (i) $96,546 in commuting expenses and $93,401 in a tax gross-up with respect to such amount and (ii) $36,552 in fees earned for service as a director prior to her appointment as Interim Chief Executive Officer.

Mr. Tritton: (i) severance of $6,765,000 (for details, see “Potential Payments upon Termination or Change in Control”) and (ii) car allowance of $10,962. Ms. Crossen: (i) a payment for cell phone and (ii) total dividend income of $3,600.

Mr. Arnal: (i) car allowance of $15,702, (ii) $2,500 payment for financial planning benefits (iii) $16,000 payment for relocation assistance benefits and (iv) a $375 payment for cell phone benefits.

Mr. Hartmann: (i) severance of $3,375,000, (ii) car allowance of $11,601 and (iii) a $350 payment for cell phone benefits.

Mr. Hartsig: (i) severance of $1,260,000, (ii) car allowance of $7,478 (iii) $3,699 payment for financial planning benefits and (iv) a $200 payment for cell phone benefits.

Ms. Sirhal: a car allowance of $15,589.

Ms. Markoe: (i) a car allowance of $28,156 and (ii) a $600 payment for cell phone benefits.

Ms. Wu: payment for her relocation assistance benefits of $62,500.
(6) Ms. Gove commenced employment as President and Chief Executive Officer of the Company, effective as of June 23, 2022.

(7) Mr. Tritton’s employment with the Company terminated effective June 23, 2022.

(8) Ms. Crossen commenced employment as the Chief Financial Officer, effective as of September 5, 2022 and served until February 2, 2023.

(9) Mr. Arnal commenced employment as Executive Vice President, Chief Financial Officer of the Company, effective as of May 4, 2020 and served until his passing on September 2, 2022.

(10) Mr. Hartsig’s employment was terminated by the Company on June 29, 2022.

(11) Ms. Sirhal was appointed Executive Vice President and Brand President of Bed Bath & Beyond on August 31, 2022.

(12) Ms. Markoe joined the Company as Executive Vice President, Chief People and Culture Officer on September 28, 2020.

(13) Ms. Wu was appointed Executive Vice President and Brand President of buybuy BABY on August 31, 2022.

(14) Amount represents retention bonus.

(15) Amount represents a one-time retention bonus of $360,000 and a one-time recognition award of $128,125.

(16) Amount represents a sign-on bonus of $220,000, a one-time retention bonus of $314,000 and a one-time recognition award of $106,250.

(17) Amount represents a one-time retention bonus.

(18) Amount represents a one-time retention bonus of $287,000 and one-time recognition award of $112,500.

(19) The terms of each one-time retention bonus provide that each NEO is required to pay the full amount if the NEO’s employment is terminated by the Company without Cause or due to the NEO’s death or Disability (each, as defined in the applicable bonus agreement) prior to June 8, 2023. The terms of each one-time recognition award provide for pay the full repayment of amount if the NEO voluntarily resigns or is terminated by the Company for any reason other than for Cause (as defined in the applicable bonus agreement) prior to one year from the date of payment, subject to proration based on days of service through the termination date.

Grants of Plan Based Awards for Fiscal 2022

Grants of Non-Equity Incentive Plan Awards, Restricted Stock Awards, Restricted Stock Units and Performance Stock Units for Fiscal 2022

The following table sets forth information with respect to non-equity incentive plan awards and restricted stock (RSAs), RSUs and PSUs awarded during fiscal 2022 to each of the NEOs under the 2018 Plan and 2012 Plan.

								All Other Stock Awards:
		Estimated Potential Payouts Under			Estimated Future Payouts Under			Number of Shares of Stock	Grant Date Fair Value
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			or	of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold(1) (#)	Target(1) (#)	Maximum(1) (#)	Units (#)	Awards(2) ($)
Sue Gove............	10/24/2022(5)	—	1,470,000	2,940,000	—	—	—	—	—
	12/22/2022(6)	—	—	—	197,369	394,737	789,474	—	1,211,349

	12/12/2022(7)	—	—	—	98,684	394,737	789,474	—	828,948
	7/14/2022(8)	—	—	—	—	—	—	9,592	46,953
	6/29/2022(9)	—	—	—	—	—	—	355,192	550,548
Mark J. Tritton.........	3/25/2022(3)	538,125	2,152,500	4,305,000	—	—	—	—	—
	5/10/2022(11)	—	—	—	72,171	144,342	288,684	—	1,521,365
	5/10/2022(12)	—	—	—	36,085	144,341	288,682	—	1,895,197
	5/10/2022(10)	—	—	—	—	—	—	192,455	298,305
Laura Crossen........	3/25/2022(4)	25,625	102,500	205,000	—	—	—	—	—
	8/24/2022(5)	—	244,388	488,775	—	—	—	—	—
	5/10/2022(11)	—	—	—	4,003	8,006	16,012	—	84,382
	5/10/2022(12)	—	—	—	2,002	8,006	16,012	—	105,119
	5/10/2022(10)	—	—	—	—	—	—	16,012	24,819
	7/11/2022(13)	—	—	—	—	—	—	24,470	120,637
Gustavo Arnal...........	3/25/2022(3)	164,688	658,750	1,317,500	—	—	—	—	—
	8/24/2022(5)	—	461,125	922,250	—	—	—	—	—
	5/10/2022(11)	—	—	—	18,160	36,320	72,640	—	382,813
	5/10/2022(12)	—	—	—	9,080	36,319	72,638	—	476,868
	5/10/2022(10)	—	—	—	—	—	—	48,426	75,060
John Hartmann.....	3/25/2022(3)	312,500	1,250,000	2,500,000	—	—	—	—	—
	5/10/2022(11)	—	—	—	32,805	65,609	131,218	—	691,519
	5/10/2022(12)	—	—	—	16,403	65,610	131,220	—	861,459
	5/10/2022(10)	—	—	—	—	—	—	87,480	135,594
Joseph Hartsig.........	3/25/2022(3)	140,000	560,000	1,120,000	—	—	—	—	—
	5/10/2022(11)	—	—	—	16,403	32,805	65,610	—	345,765
	5/10/2022(12)	—	—	—	8,201	32,805	65,610	—	430,730
	5/10/2022(10)	—	—	—	—	—	—	43,740	67,797
Mara Sirhal...........	3/25/2022(4)	21,250	85,000	170,000	—	—	—	—	—
	8/24/2022(5)	—	220,500	441,000	—	—	—	—	—
	5/10/2022(11)	—	—	—	3,320	6,640	13,280	—	69,986
	5/10/2022(12)	—	—	—	1,660	6,639	13,278	—	87,170
	7/11/2022(6)	—	—	—	10,522	21,044	42,088	—	103,747
	7/11/2022(7)	—	—	—	5,261	21,045	42,090	—	92,388
	5/10/2022(10)	—	—	—	—	—	—	13,278	20,581
	7/11/2022(13)	—	—	—	—	—	—	28,059	138,331
Lynda Markoe........	3/25/2022(3)	90,000	360,000	720,000	—	—	—	—	—
	8/24/2022(5)	—	205,800	411,600	—	—	—	—	—
	5/10/2022(11)	—	—	—	8,998	17,996	35,992	—	189,678
	5/10/2022(12)	—	—	—	4,499	17,996	35,992	—	236,287
	5/10/2022(10)	—	—	—	—	—	—	23,994	37,191
Patricia Wu...............	3/25/2022(4)	22,500	90,000	180,000	—	—	—	—	—
	8/24/2022(5)	—	202,125	404,250	—	—	—	—	—
	5/10/2022(11)	—	—	—	3,515	7,030	14,060	—	74,096
	5/10/2022(12)	—	—	—	1,758	7,030	14,060	—	92,304
	12/12/2022(6)	—	—	—	13,158	26,316	52,632	—	80,757
	12/12/2022(7)	—	—	—	6,579	26,316	52,632	—	55,264

5/10/2022(10)	—	—	—	—	—	—	14,059	21,791
12/12/2022(13)	—	—	—	—	—	—	35,088	107,676

(1) Number of shares when converted from dollars to shares, which number is rounded up to the nearest whole share. Amounts represent the threshold, target and maximum amounts for equity incentive plan awards with performance conditions for each NEO.

(2) Pursuant to the SEC rules, RSA, PSU and RSU awards are valued in accordance with ASC 718. See footnote (2) to the Summary Compensation Table in this Proxy Statement. The fair value of PSU awards is reported at 100% of target, which is the estimated outcome of performance conditions associated with the PSU awards on the grant date.

(3) Represents the target and maximum amount of the H2 STIP opportunity granted to Messrs. Gove, Crossen, Sirhal, Markoe, and Wu in August 2022 in connection with the shift to the half year program. Linear interpolation applies for performance above the target level of achievement, and no payout is earned if performance is below the target level of achievement. Under the H2 STIP, achievement at target performance would entitle participants thereunder to 70% of the overall target payout that would have been payable under the Annual STIP. Therefore, the amounts reported represent the target and maximum weighted at 70% of the overall target payout that would have been available under the Annual STIP. For Messrs. Crossen, Markoe, Sirhal and Wu, the amounts reported also reflect increases to base salary and/or target as a percentage of base salary between the grant of the Annual STIP in March 2022 and the grant of the H2 STIP in August 2022 in connection with mid-year promotions and/or change in responsibilities. See footnote (4) to the Summary Compensation Table in this Proxy Statement and “Compensation Discussion and Analysis — Short-Term Incentive Compensation.”

(4) Represents the threshold, target and maximum amount of the Annual STIP opportunity granted to Mr. Tritton, Mr. Hartsig, Mr. Anal and Mr. Hartmann in March 2022. In August 2022, the Annual STIP structure was changed from an annual program to a half-year program, so that the Annual STIP applied to performance during only the first half of fiscal 2022. Following the shift to the H2 STIP, participants would no longer be entitled to payments under the Annual STIP. See footnote (4) to the Summary Compensation Table in this Proxy Statement and “Compensation Discussion and Analysis — Short-Term Incentive Compensation.”

(5) Represents the threshold, target and maximum amount of the STIP opportunity for the first half of fiscal 2022 for Ms. Crossen, Ms. Sirhal and Ms. Wu. The level of these NEOs’ positions at the beginning of fiscal 2022 (prior to their mid-year promotions) made them eligible to participate in the STIP available to the broader leadership population outside of the leadership team (the “Non-LT STIP”). The Non-LT STIP for the first half of fiscal 2022 used the same performance measures as the Annual STIP (Comparable Sales Growth and Adjusted EBITDA), but performance was based on only the first half of the year and was weighted at 40% of of the overall target payout available under the Non-LT STIP for fiscal 2022. The goals for the Non-LT STIP for the second half of fiscal 2022, which represented 60% of the overall target payout available, were not finalized or communicated until September 2022, by which time Ms. Crossen, Ms. Sirhal and Ms. Wu were eligible to participate in the H2 STIP instead of the Non-LT STIP for the second half of fiscal 2022 due to their mid-year promotions, so the Non-LT STIP opportunities for the second half of fiscal 2022 are not reported in this table.

(6) Represents an award of PSUs granted to the NEOs on July 11, 2022, and December 12, 2022 under the Company’s 2018 Plan. Vesting of these PSUs granted to the NEOs depends on (i) the achievement of the Company’s Gross Margin Percentage, and, if the Gross Margin Percentage is achieved, (ii) the NEO’s continuous employment by the Company from the grant date until the third anniversary of the grant date. The awards are capped at 200% of target achievement, with a floor of zero. PSUs are converted into shares of common stock upon payment following vesting.

(7) Represents an award of PSUs granted to the NEOs on July 11, 2022, and December 12, 2022 under the Company’s 2018 Plan. Vesting of these PSUs granted to the NEOs depends on (i) the Company’s achievement of a three-year performance goal based on the Company’s Total Shareholder Return compared with the Company’s peer group as determined by the People, Culture and Compensation Committee of the Company’s Board of Directors, and, if the Total Shareholder Return goal is achieved, (ii) the NEOs’ continuous employment by the Company from the grant date until the third anniversary of the grant date. The awards are capped at 200% of target achievement, with a floor of zero. PSUs are converted into shares of common stock upon payment following vesting.

(8) Represents an award of RSAs granted to Ms. Gove on July 14, 2022, under the Company’s 2018 Plan, in respect of Ms. Gove’s service as a director prior to her appointment as Interim Chief Executive Officer. The RSAs will vest one year from the date of grant.

(9) Represents an award of RSUs granted to Ms. Gove on June 29, 2022 that will vest one year from the date of grant, provided that the NEO remains continuously employed by the Company from the grant date until the vesting date. The RSUs granted will be settled in cash, rather than in equity.

(10) Represents an award of RSUs granted to the NEOs on May 10, 2022 under the Company’s 2012 Plan with respect to Mr. Arnal and the 2018 Plan for each other NEO. The RSUs granted will be settled in cash, rather than in equity. The RSUs will vest in three equal annual installments beginning one year from the date of grant, provided that the NEO remains continuously employed by the Company from the grant date until the vesting date.
(11) Represents an award of PSUs granted to the NEOs on May 10, 2022, under the Company’s 2012 Plan. Vesting of these PSUs granted to the NEOs depends on (i) the achievement of the Company’s Gross Margin Percentage, and, if the Gross Margin Percentage is achieved, (ii) the NEO’s continuous employment by the Company from the grant date until the third anniversary of the grant date. The awards are capped at 200% of target achievement, with a floor of zero. PSUs are converted into shares of common stock upon payment following vesting.

(12) Represents an award of PSUs granted to the NEOs on May 10, 2022, under the Company’s 2012 Plan. Vesting of these PSUs granted to the NEOs depends on (i) the Company’s achievement of a three-year performance goal based on the Company’s Total Shareholder Return compared with the Company’s peer group as determined by the People, Culture and Compensation Committee of the Company’s Board of Directors, and, if the Total Shareholder Return goal is achieved, (ii) the NEOs’ continuous employment by the Company from the grant date until the third anniversary of the grant date. The awards are capped at 200% of target achievement, with a floor of zero. PSUs are converted into shares of common stock upon payment following vesting.

(13) Represents an award of RSUs granted to the NEOs on July 11, 2022, and December 12, 2022, under the Company’s 2018 Plan. The RSUs will vest in three equal annual installments beginning one year from the date of grant, provided that the NEO remains continuously employed by the Company from the grant date until the vesting date.

During fiscal 2022, the Company was party to the following employment agreements with our NEOs, which each set forth the NEO’s base salary, annual bonus, participation in the Company’s long-term incentive program, participation in the Company’s benefit plans, and certain fringe benefits (each, as described in Compensation Discussion & Analysis — Executive Compensation Elements in Fiscal 2022), as well as benefits upon certain terminations of employment and restrictive covenants (as described below in Potential Payments upon Termination and Change in Control):

Ms. Gove: In connection with Ms. Gove’s appointment as Interim Chief Executive Officer on June 29, 2022, the Company entered into an offer letter with Ms. Gove (the “Gove Offer Letter”). On November 11. 2022, in connection with her appointment as permanent President and Chief Executive Officer of the Company, the Company entered into an employment agreement with Ms. Gove effective October 24, 2022 (which wholly superseded the Gove Offer Letter).

Mr. Tritton: In connection with his appointment as President and Chief Executive Officer, the Company entered into an employment agreement with Mr. Tritton on October 6, 2019.

Ms. Crossen: Prior to Ms. Crossen’s appointment as Interim Chief Financial Officer on September 5, 2022, Ms. Crossen’s employment as Chief Accounting Officer was governed by her Offer Letter, dated July 12, 2022 (the “Crossen Offer Letter”). In connection with her appointment as Interim Chief Financial Officer, the Company entered into an employment agreement with Ms. Crossen on September 5, 2022 for the term of her employment as the Interim Chief Financial Officer (which ended on February 2, 2023). Following Ms. Crossen’s term as the Interim Chief Financial Officer, her employment has continued to be governed by the Crossen Offer Letter.

Mr. Arnal: In connection with his appointment as Executive Vice President and Chief Financial Officer, the Company entered into an employment agreement with Mr. Arnal on April 24, 2020.

Mr. Hartmann: In connection with his appointment as Chief Operating Officer of the Company and President, buybuy BABY, the Company entered into an employment agreement with Mr. Hartmann on April 1, 2020.

Mr. Hartsig: In connection with his appointment as Executive Vice President, Chief Merchandising Officer of the Company and President, Harmon Stores Inc., the Company entered into an employment agreement with Mr. Hartsig on February 26, 2020.

Ms. Sirhal: Prior to June 29, 2022 Ms. Sirhal’s employment as Executive Vice President, Brand President, Bed Bath & Beyond was governed by the Company’s Offer Letter with Ms. Sirhal, dated December 14, 2020 (the “Sirhal Offer Letter”). The Board appointed Mara Sirhal as the Executive Vice President, Chief Merchandising Officer and General Manager, Harmon on June 29, 2022, and in connection therewith, the Company entered into an employment agreement with Ms. Sirhal (the “Sirhal Employment Agreement”) effective June 28, 2022, as amended August 31, 2022, (which wholly superseded the Sirhal Offer Letter).

Ms. Markoe: In connection with her appointment as Chief People and Culture Officer on July 14, 2020, the Company entered into an employment agreement with Ms. Markoe (the “Markoe Employment Agreement”) on the same date.

Ms. Wu: In connection with her appointment as Executive Vice President, Brand President, buybuyBaby on August 31, 2022, the Company entered into an employment agreement with Ms. Wu on the same date.

Outstanding Equity Awards at Fiscal 2022 Year-End

The following table sets forth information for each of the NEOs with respect to the value of all unvested RSUs, unvested RSAs and unvested PSUs as of February 25, 2023, the last day of fiscal 2022.

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1) ($)
Sue Gove.........................	364,784(2)	$ 558,120	789,474(3)	$ 1,207,895
Mark J. Tritton.................	383,203(4)	$ 586,301	252,573(5)	$ 386,437
Laura Crossen.................	53,488(6)	$ 81,837	26,059(7)	$ 39,870
Gustavo Arnal.................	—	—	—	—
John Hartmann................	190,415(8)	$ 291,335	121,760(9)	$ 186,293
Joseph Hartsig.................	84,385(9)	$ 129,109	52,007(10)	$ 79,571
Mara Sirhal......................	49,763(11)	$ 76,137	62,230(12)	$ 95,212
Lynda Markoe.................	69,319(13)	$ 106,058	71,414(14)	$ 109,263
Patricia Wu......................	58,977(15)	$ 90,235	75,514(16)	$ 115,536

(1) Market value is based on the closing price of the Company’s common stock of $1.53 per share on February 24, 2023. See footnote (4) to the Grants of Plan Based Awards table in this Proxy Statement. PSU awards are valued at target achievement.

(2) The amounts reflected for Ms. Gove include (i) 355,192 RSUs that will be settled in cash and vest on June 23, 2023 and (ii) 9,592 RSAs that will vest on July 14, 2023, in each case, subject to the terms, conditions and restrictions of the award agreement governing the grant;

(3) The amounts reflected for Ms. Gove include 789,474 PSUs that will vest on May 10, 2025 subject to the terms, conditions and restrictions of the award agreement governing the grant.

(4) The amounts reflected for Mr. Tritton include (i) 16,037 RSUs that will be settled in cash and vest as follows: (a) 5,345 RSUs vested on May 10, 2023, (b) 5,345 RSUs that will vest on May 10, 2024 and (c) 5,347 RSUs that will vest on May 10, 2025; and (ii) 367,166 RSUs that will vest as follows: (a) 5,031 RSUs vested on May 10, 2023, (b) 357,103 RSUs that will vest on June 8, 2023 and (c) 5,032 RSUs that will vest on May 10, 2024, in the case of (b) and (c) for (i) and (ii), subject to the terms, conditions and restrictions of the separation agreement governing the grant;

(5) The amounts reflected for Mr. Tritton include and 252,573 PSUs that will vest as follows: (a) 153,044 PSUs that will vest on June 8, 2023, (b) 75,472 PSUs that will vest on May 10, 2024, and (c) 24,057 PSUs that will vest on May 10, 2024, in the case of (b) and (c), subject to the terms, conditions and restrictions of the separation agreement governing the grant.

(6) The amounts reflected for Ms. Crossen include (i) 3,514 RSAs that will vest as follows: (a) 899 RSAs will vest on June 10, 2023, (b) 214 RSAs will vest on June 11, 2023, (c) 468 RSAs will vest on June 12, 2023, (d) 345 RSAs will vest on June 10, 2024, (e) 215 RSAs will vest on June 11, 2024, (f) 469 RSAs will vest on June 12, 2024, (g) 344 RSAs will vest on June 10, 2025, (h) 215 RSAs will vest on June 12, 2024, (i) 345 RSAs will vest on June 10, 2026, in each case, subject to the terms, conditions and restrictions of the award agreement governing the grant; and (ii) 16,012 RSUs that will be settled in cash and vest as follows: (a) 5,337 RSUs will vest on May 10, 2023, (b) 5,338 RSUs that will vest on May 10, 2024 and (c) 5,337 RSUs that will vest on May 10, 2025, in each case, subject to the terms, conditions and restrictions of the award agreement governing the grant; (iii) 33,962 RSUs that will vest as follows: (a) 3,349 RSUs will vest on May 10, 2023, (b) 8,156 RSUs that will vest on July 11, 2023, (c) 2,794 RSUs that will vest on October 14, 2023, (d) 3,349 RSUs that will vest on May 10, 2024, (e) 8,157 RSUs that will vest on July 11, 2024, (f) 8,157 RSUs that will vest on July 11, 2025, in each case, subject to the terms, conditions and restrictions of the award agreement governing the grant;

(7) The amounts reflected for Ms. Crossen include: 26,059 PSUs that will vest as follows: (i) 10,047 PSUs that will vest on May 10, 2024, and (ii) 16,012 PSUs that will vest on May 10, 2025, in each case, subject to the terms, conditions and restrictions of the separation agreement governing the grant.

(8) The amounts reflected for Mr. Hartmann include (i) 7,920 RSUs that will be settled in cash and vest as follows: (a) 2,430 RSUs will vest on May 10, 2023, (b) 2,430 RSUs that will vest on May 10, 2024 and (c) 2,430 RSUs that will vest on May 10, 2025, in each case, subject to the terms, conditions and restrictions of the separation agreement governing the grant; (ii) 183,125 RSUs that will vest as follows: (a) 2,287 RSUs will vest on May 10, 2023, (b) 178,551 RSUs that will vest on June 8, 2023 and (c) 2,287 RSUs that will vest on May 10, 2024, in each case, subject to the terms, conditions and restrictions of the separation agreement governing the grant;

(9) The amounts reflected for Mr. Hartmann include 121,760 PSUs that will vest as follows: (a) 76,522 PSUs that will vest on June 8, 2023, (b) 34,304 PSUs that will vest on May 10, 2024, and (c) 10,934 PSUs that will vest on May 10, 2025, in each case, subject to the terms, conditions and restrictions of the separation agreement governing the grant.

(10) The amounts reflected for Mr. Hartsig include (i) 1,215 RSUs that will be settled in cash and vest as follows: (a) 405 RSUs will vest on May 10, 2023, (b) 405 RSUs that will vest on May 10, 2024 and (c) 405 RSUs that will vest on May 10, 2025, in each case, subject to the terms, conditions and restrictions of the separation agreement governing the grant; (ii) 83,170 RSUs that will vest as follows: (a) 381 RSUs will vest on May 10, 2023, (b) 82,408 RSUs that will vest on June 8, 2023 and (c) 381 RSUs that will vest on May 10, 2024, in each case subject to the terms, conditions and restrictions of the separation agreement governing the grant;

(11 The amounts reflected for Mr. Hartsig include 52,007 PSUs that will vest as follows: (a) 35,318 PSUs that will vest on June 8, 2023, (b) 14,866 PSUs that will vest on May 10, 2024 and (c) 1,823 PSUs that will vest on May 10, 2025, in each case, subject to the terms, conditions and restrictions of the separation agreement governing the grant.

(12) The amounts reflected for Ms. Sirhal include (i) 13,278 RSUs that will be settled in cash and vest as follows: (a) 4,426 RSUs will vest on May 10, 2023, (b) 4,426 RSUs that will vest on May 10, 2024 and (c) 4,426 RSUs that will vest on May 10, 2025, in each case, subject to the terms, conditions and restrictions of the award agreement governing the grant; (ii) 36,485 RSUs that will vest as follows: (a) 2,287 RSUs will vest on May 10, 2023, (b) 9,352 RSUs that will vest on June 11, 2023, (c) 956 RSUs that will vest on September 16, 2023, (d) 1,940 RSUs that will vest on February 10, 2024, (e) 2,287 RSUs that will vest on May 10, 2024, (f) 9,353 RSUs that will vest on July 11, 2024, (g) 956 RSUs that will vest on September 16, 2024 and (h) 9,354 RSUs that will vest on July 11, 2025, in each case, subject to the terms, conditions and restrictions of the award agreement governing the grant.

(13) The amounts reflected for Ms. Sirhal include 62,230 PSUs that will vest as follows: (a) 6,862 PSUs that will vest on May 10, 2024, (b) 13,279 PSUs that will vest on May 10, 2025, and (c) 42,089 PSUs that will vest on July 11, 2025, in each case, subject to the terms, conditions and restrictions of the award agreement governing the grant.

(14) The amounts reflected for Ms. Markoe include (i) 23,994 RSUs that will be settled in cash and vest as follows: (a) 7,998 RSUs will vest on May 10, 2023, (b) 7,998 RSUs that will vest on May 10, 2024 and (c) 7,998 RSUs that will vest on May 10, 2025, in each case, subject to the terms, conditions and restrictions of the award agreement governing the grant; (ii) 45,325 RSUs that will vest as follows: (a) 4,391 RSUs will vest on May 10, 2023, (b) 36,543 RSUs that will vest on September 28, 2023, and (c) 4,391 RSUs that will vest on May 10, 2024, in each case, subject to the terms, conditions and restrictions of the award and agreement governing the grant.

(15) The amounts reflected for Ms. Markoe 71,414 PSUs that will vest as follows: (a) 15,662 PSUs that will vest on September 28, 2023, (b) 19,760 PSUs that will vest on May 10, 2024, and (c) 35,992 PSUs that will vest on May 10, 2025, in each case, subject to the terms, conditions and restrictions of the award agreement governing the grant .

(16) The amounts reflected for Ms. Wu include (i) 14,059 RSUs that will be settled in cash and vest as follows: (a) 4,686 RSUs will vest on May 10, 2023, (b) 4,687 RSUs that will vest on May 10, 2024 and (c) 4,686 RSUs that will vest on May 10, 2025, in each case, subject to the terms, conditions and restrictions of the award agreement governing the grant; (ii) 44,918 RSUs that will vest as follows: (a) 2,940 RSUs will vest on May 10, 2023, (b) 11,695 RSUs that will vest on December 12, 2023, (c) 3,949 RSUs that will vest on February 10, 2024, (d) 2,941 RSUs that will vest on May 10, 2024, (e) 11,696 RSUs that will vest on December 12, 2024 and (f) 11,697 RSUs that will vest on December 12, 2025, in each case, subject to the terms, conditions and restrictions of the award and agreement governing the grant.

(17) The amounts reflected for Ms. Wu 75,514 PSUs that will vest as follows: (a) 8,822 PSUs that will vest on May 10, 2024, (b) 14,060 PSUs that will vest on May 10, 2025, and (c) 52,632 PSUs that will vest on December 12, 2025, in each case, subject to the terms, conditions and restrictions of the separation agreement governing the grant.

Option Exercises and Stock Vested for Fiscal 2022

Stock Awards Vested for Fiscal 2022

The following table includes certain information with respect to the vesting of stock awards by NEOs during fiscal 2022.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Sue Gove...............................................................................................	—	$ —
Mark J. Tritton(1).................................................................................	40,252	$ 424,256
Laura Crossen(2)..................................................................................	8,072	$ 63,466
Gustavo Arnal(3)..................................................................................	488,478	$ 4,411,671
John Hartmann(4)................................................................................	359,623	$ 3,328,782
Joseph Hartsig(5)..................................................................................	64,785	$ 739,231
Mara Sirhal(6).......................................................................................	5,184	$ 36,846
Lynda Markoe(7).................................................................................	12,211	$ 95,664
Patricia Wu(8).......................................................................................	6,890	$ 40,614

(1) Mr. Tritton acquired 40,252 shares in total on May 10, 2022, upon the vesting of previously granted RSUs.

(2) Ms. Crossen acquired 8,072 shares in total on May 10, 2022, June 10, 2022, June 11, 2022, June 12, 2022, and October 14, 2022, upon the vesting of previously granted RSUs and RSAs.

(3) Mr. Arnal acquired 488,478 shares in total on May 4, 2022, May 10, 2022, and September 2, 2022, upon the vesting of previously granted PSUs and RSUs. Pursuant terms of the applicable award agreements, unvested PSUs immediately vested at target upon Mr. Arnal’s passing.

(4) Mr. Hartmann acquired 359,623 shares in total on May 10, 2022, May 18, 2022, and August 31, 2022, upon the vesting of previously granted RSUs.

(5) Mr. Hartsig acquired 64,785 shares in total on March 4, 2022, May 10, 2022, and June 28, 2022, upon the vesting of previously granted RSUs.

(6) Ms. Sirhal acquired 5,184 shares in total on May 10, 2022, September 16, 2022, and February 10, 2023, upon the vesting of previously granted RSUs.

(7) Ms. Markoe acquired 12,211 shares in total on May 10, 2022, and September 28, 2022, upon the vesting of previously granted RSUs.

(8) Ms. Wu acquired 6,890 shares in total on May 10, 2022, and February 10, 2023, upon the vesting of previously granted RSUs.

Potential Payments upon Termination or Change in Control

NEO Terminations of Employment during Fiscal 2022

During fiscal 2022, three of our NEOs terminated employment with the Company. Each NEO’s separation benefits, pursuant to the terms of each NEO’s employment agreement, are described below.

Separation Agreement with Mr. Tritton

Pursuant to the terms set forth in Mr. Tritton’s employment agreement, in connection with Mr. Tritton’s termination of employment with the Company on June 23, 2022, the Company entered into a Separation and Release Agreement with Mr. Tritton on June 27, 2022 (the “Tritton Separation Agreement”), pursuant to which, subject to a timely release of claims and continued compliance with the restricted covenants set forth in his employment agreement dated October 6, 2019 (the “Tritton Employment Agreement”), Mr. Triton is entitled to receive (i) cash payments equal to an aggregate of $6,765,000, payable generally in ratable installments over a 24 month period following the separation date, (ii) COBRA benefits at active employee rates for 24 months following the separation date or, if earlier, the date on which Mr. Tritton receives comparable coverage from a subsequent employer or Mr. Tritton is no longer eligible to receive COBRA coverage, and (iii) a lump sum cash payment of $202,192. Mr. Tritton’s outstanding RSUs and PSUs remain subject to the terms and conditions of the applicable award agreements (see below). Pursuant to his employment agreement, Mr. Tritton is subject to non-competition and non-solicitation restrictions for two years following the separation date, as well as perpetual non-disparagement and confidentiality provisions.

Separation Agreement with Mr. Hartmann

Pursuant to the terms set forth in Mr. Hartmann’s employment agreement, in connection with Mr. Hartmann’s termination of employment with the Company on August 31, 2022, the Company entered into a Separation and Release Agreement with Mr. Hartmann, pursuant to which, subject to a timely release of claims and continued compliance with the restricted covenants set forth in his employment agreement dated April 1, 2020 (the “Hartmann Employment Agreement”), Mr. Hartmann is entitled to receive (i) cash payments equal to an aggregate of $3,275,000, payable generally in ratable installments over an 18 month period following the separation date; the Company will pay Mr. Hartmann (or his estate) any Accrued Obligations; (ii) immediate vesting in full of the unvested portion (170,664 shares) of the Hartmann Make-Whole RSU Award; (iii) up to 78 weeks of COBRA benefits at active employee rates; and (iv) six months of outplacement services. Mr. Hartmann’s outstanding RSUs and PSUs (other than the Hartmann Make-Whole RSU Award) remain subject to the terms and conditions of the applicable award agreements (see below). Pursuant to his employment agreement, Mr. Hartmann is subject to non-competition and non-solicitation restrictions for 18 months following the separation date, as well as perpetual non-disparagement and confidentiality provisions.

Mr. Arnal’s Separation Benefit

Pursuant to the terms set forth in his employment agreement and in accordance with the applicable equity award agreements, in connection with Mr. Arnal’s passing on September 2, 2022, Mr. Arnal’s estate, subject to Mr. Arnal’s estate or legal representative’s timely execution of a release of claims, all unvested RSUs and PSUs held by Mr. Arnal at the time of his passing were immediately vested (with PSUs vesting at target).
Executive Change in Control Severance Plan

Each actively employed NEO is entitled to participate in the Executive Change in Control Severance Plan (the Change in Control Plan). Pursuant to the Change in Control Plan, upon the occurrence of a termination of an NEO by the Company without Cause or by the NEO for Good Reason at any time three (3) months prior to a Change in Control or two (2) years following a Change in Control, such NEO would be entitled to the following:

•a cash severance payment equal to 1.5 times (or in the case of the Chief Executive Officer, 2.0 times) the sum of annual base salary and target bonus, both as in effect immediately prior to the Change in Control;

•a prorated portion of the NEO’s annual bonus for the period in which the termination date occurs, at target level of performance and paid at such time as other executives receive their bonuses; continuation of an NEO’s (and eligible dependents’) health benefit coverage for up to 18 months (or in the case of the Chief Executive Officer, 24 months) at active employee rates; and 12 months of outplacement services (at the sole discretion of the Committee).

The Change in Control Plan adopts the definitions of “Cause” and “Good Reason” set forth in each NEO’s employment agreement (as described below).

Pursuant to the Change in Control Plan, in the sole discretion of the Committee, such payments are subject to reduction to the extent necessary to comply with the Company’s applicable policies as in effect from time to time, such that no shareholder ratification of such payments and benefits shall be required. As of May 4, 2017, the Company’s applicable policy limits certain severance benefits to no more than 2.99 times the sum of the executive’s base salary plus non-equity incentive plan payment or other annual non-equity bonus or award, without seeking shareholder ratification of the agreement

Employment Agreements

The Company has entered into employment agreements with each of Messrs. Gove, Crossen, Sirhal, Markoe and Wu (collectively, the “NEO Employment Agreements”) which contain severance benefits and post-employment restrictive covenants, as described below. For Ms. Crossen, the description below sets forth the terms of the agreement governing her role as Interim CFO from September 5, 2022 until February 2, 2023.

Pursuant to each NEO Employment Agreement, if the Company does not renew the NEO’s employment term or terminates the NEO’s employment without “Cause” (other than due to death or disability) or in the event the NEO terminates with “Good

Reason,” in each case, not in subject to timely execution of a release of claims and continued compliance with the restrictive covenant obligations set forth in the respective employment agreement, the NEO is entitled to: (i) a cash payment equal to one-times (or for Ms. Gove, two-times) the sum of base salary and target annual bonus for the performance year in which the termination date occurs, payable over the 12 months (or for Ms. Gove, 24 months) following the separation date, (ii) any earned but unpaid annual bonus for the performance year prior to the year of termination, to be paid when the bonus would otherwise be paid, (iii) up to one year (or for Ms. Gove, two years) of COBRA benefits at active employee rates.

Each NEO Employment Agreement defines “Cause” as the NEO’s: (i) indictment for or plea of nolo contendere to a felony or commission of an act involving moral turpitude; (ii) commission of fraud, theft, embezzlement, self-dealing, misappropriation or other malfeasance against the business of the Company Group; (iii) indictment for or plea of nolo contendere to any serious offense that results in or would reasonably be expected to result in material financial harm, materially negative publicity or other material harm to any member of the Company Group; (iv) failure to perform any material aspect of her lawful duties or responsibilities for the Company or the Company Group (other than by reason of disability), and if curable, failure to cure in 30 days; (v) failure to comply with any lawful written policy of the Company or reasonable directive of the Board (and for all NEOs other than Ms. Gove, the CEO), and in either case, if curable, failure to cure in a timely manner; (vi) commission of acts or omissions constituting gross negligence or gross misconduct in the performance of any aspect of her lawful duties or responsibilities; (vii) breach of any fiduciary duty owed to the Company Group; (viii) violation or breach of any restrictive covenant or any material term of the applicable NEO Employment Agreement, and, if curable, failure to cure in a timely manner; or (ix) commission of any act or omission that damages or is reasonably likely to damage the financial condition or business of the Company or materially damages or is reasonably likely to materially damage the reputation, public image, goodwill, assets or prospects of the Company.

“Good Reason” is defined in each agreement as any of the following occurring without the NEO’s written consent that the Company fails to cure within 30 days of receipt of notice: (i) a material reduction of base salary, other than a reduction of less than ten percent in connection with a comparable decrease applicable to all senior executives of the Company; (ii) a requirement by the Company that the NEO relocate her primary place of employment more than 35 miles, (iii) for Messrs. Gove, Shirhal, Markoe and Wu only, a material diminution in duties, authority or responsibilities of employment, or (iv) for Ms. Gove only, a change in Ms. Gove’s reporting line (such that she no longer reports directly to the Board) or title (other than the removal of Ms. Gove’s title as President and the subsequent appointment of a President who would report to Ms. Gove).

The NEO Employment Agreements also provide for non-competition and non-solicitation restrictions during the term of employment and for 12 months (or for Ms. Gove, 24 months) thereafter, as well as perpetual non-disparagement and confidentiality provisions.

PSU and RSU Award Agreements

The award agreements applicable to the PSUs and RSUs held by our NEOs provide for accelerated vesting upon certain termination events, including enhanced benefits in connection with a change in control (as defined in the 2012 Plan or 2018 Plan, as applicable).

Generally, upon (i) termination due to death, unvested RSUs and PSUs will immediately vest in full (with PSUs vesting at target); (ii) termination due to disability (as defined in an applicable employment agreement or, if not there defined, the 2012 Plan), unvested RSUs will immediately vest in full and unvested PSUs will remain outstanding and eligible to vest in full based on actual performance on the original vesting date and (iii) termination by the Company without Cause, by the NEO for Good Reason (each, as defined in NEO’s employment agreement), in each case, subject to the NEO’s timely execution of a release of claims, a pro-rated portion of the unvested RSUs and PSUs (based on days employed during the vesting period) will remain eligible to vest on the original vesting date (with PSUs vesting based on actual performance); provided that, if such termination occurs within 90 days prior to or two years following a change in control, the RSUs will immediately vest in full (with PSUs vesting based on actual performance during the portion of the performance period ending on the date of such termination).

In connection with her appointment as Interim Chief Executive Officer, on June 29, 2022 the Board granted Ms. Gove a one-time award of 355,192 cash-settled RSUs under the 2018 Plan (the “Gove 2022 Special RSUs) that will vest on the first anniversary of the grant date, subject to Ms. Gove’s continued employment through the vesting date. Pursuant to the award agreement, upon a termination by the Company without Cause (as defined below), by Ms. Gove with Good Reason (as defined in the Gove Employment Agreement), due to Ms. Gove’s death or Disability (as defined under Section 409A of the Internal Revenue Code, as amended), or in the event Ms. Gove’s employment as Interim Chief Executive Officer is terminated following the hiring by the Company of a replacement Chief Executive Officer, in each case, subject to Ms. Gove’s timely executive of a release of claims and her continued compliance with the restrictive covenants set forth in the Gove Employment Agreement, the Gove 2022 Special RSUs will immediately vest in full; provided, that if such termination of employment occurs within 6 months of grant date, 80% of the Gove 2022 Special RSUs will immediately vest in full and 20% will be forfeited without consideration; provided, further, that in no case will the value of the RSUs that accelerate in the accordance with the foregoing be less than $2,080,000. For purposes of the Gove 2022 Special RSUs, “Cause” means any instance in which Ms. Gove has (i) acted in bad faith or with dishonesty; (ii) willfully failed to follow the directions of the Board; (iii) performed duties with gross negligence; or (iv) is convicted of felony.

The table below lists the estimated amount of compensation payable to each of our NEOs who was employed as of the last day of fiscal 2022 in each termination situation using an assumed termination date and an assumed change in control date of February 26, 2023, the last day of fiscal 2022 and a price per share of common stock of $1.55, the closing per share price as of February 25, 2023, the last trading day of fiscal 2022.

	Cash Severance(1)	Pro Rata Bonus(2)	PSU and RSU Acceleration	COBRA Continuation(3)	Total
Sue Gove
Termination due to death or Disability(4).......................	$ —	$ —	$ 1,789,100	$ —	$ 1,789,100
Termination without Cause or with Good Reason(5).........	$ 7,000,000	$ —	$ 550,548	$ 35,029	$ 7,238,046
Change in Control + Termination without Cause or with Good Reason(6).........	$ 7,000,000	$ 2,100,000	$ 1,789,100	$ 35,029	$ 10,924,129
Laura Crossen
Termination due to death or Disability(4).......................	$ —	$ —	$ 113,520	$ —	$ 113,520
Termination without Cause or with Good Reason(5).........	$ 1,211,250	$ —	$ 36,467	$ 12,228	$ 1,259,945
Change in Control + Termination(6)...................	$ 1,816,875	$ 498,750	$ 113,520	$ 18,342	$ 2,447,487
Mara Sirhal
Termination due to death or Disability(4).......................	$ —	$ —	$ 170,582	$ —	$ 170,582
Termination without Cause or with Good Reason(5).........	$ 1,050,000	$ —	$ 45,424	$ 29,498	$ 1,124,922
Change in Control + Termination(6)...................	$ 1,575,000	$ 450,000	$ 170,582	$ 44,247	$ 2,239,829
Lynda Markoe
Termination due to death or Disability(4).......................	$ —	$ —	$ 137,218	$ —	$ 137,218
Termination without Cause or with Good Reason(5).........	$ 1,020,000	$ —	$ 50,958	$ 0	$ 1,070,958
Change in Control + Termination(6)...................	$ 1,530,000	$ 420,000	$ 137,218	$ 0	$ 2,087,218
Patricia Wu
Termination due to death or Disability(4).......................	$ —	$ —	$ 202,340	$ —	$ 202,340
Termination without Cause or with Good Reason(5).........	$ 962,500	$ —	$ 34,302	$ 19,358	$ 1,016,159
Change in Control + Termination(6)...................	$ 1,443,750	$ 412,500	$ 202,340	$ 29,037	$ 2,087,627

(1) Pursuant to the CIC Severance Plan, if an NEO is terminated during the three (3) months preceding a Change in Control or two (2) years following, the severance would be paid out in a lump sum within 60 days of the termination date. If the termination is not in connection with a Change in Control, severance payments will be made in installments in accordance with the regular payroll payment schedule; provided that if severance payments are subject to Section 409A of the Code (“Section 409A”), certain payments may be delayed until six months following separation from the Company.

(2) Pursuant to the CIC Severance Plan if an NEO is terminated during the three (3) months preceding a Change in Control or two (2) years following, the pro rata share of the NEO’s bonus, at target level, would be paid at such time as other executives receive their bonuses.

(3) Represents the employer portion of COBRA continuation coverage at active employee rates. Upon a termination without Cause or for Good Reason, Ms. Gove would be entitled to 24 months of benefit continuation, and Messrs. Crossen, Sirhal, Markoe and Wu would be entitled to 12 months. Upon a termination without Cause or for Good Reason during the three (3) months preceding a Change in Control of two (2) years following, Ms. Gove would be entitled to 24 months of benefits continuation, and Messrs. Crossen, Sirhal, Markoe and Wu would be entitled to 18 months.

(4) Represents accelerated vesting of all unvested RSU and PSU awards. In the event of termination due to death, PSUs vest in full based on target. In the event of termination due to disability, PSUs vest in full based on actual performance. For purposes of this analysis, the values above assume target performance.

(5) Represents (i) (x) for Ms. Gove, two times the sum of base salary and target fiscal 2022 annual bonus and (y) for Messrs. Crossen, Sirhal, Markoe and Wu, one time the sum of base salary and target fiscal 2022 annual bonus; (ii) a pro-rata portion of the unvested RSUs (other than the Gove 2022 Special RSU Award, which is entitled to full accelerated vesting upon termination without Cause or resignation with Good Reason) and PSUs (with PSUs vesting based on actual performance) prorated based on the days employs employed during the vesting period or performance period, as applicable, at the time that such awards would have otherwise vested had the NEO remained employed up to the vesting date. With respect to Ms. Gove’s 2022 Special RSU Award, represents full accelerated vesting.

(6) Pursuant to the Change in Control Plan, upon a termination without Cause or for Good Reason during 90 days preceding a Change in Control of two (2) years following, the NEOs would become entitled to a lump sum cash payment equal to (i) 1.5 times (or 2.0 times times for Ms. Gove) the sum of base salary and target annual bonus, (ii) a pro rata share of annual bonus, at target level, for the performance period in which the termination occurs. With respect to equity compensation, unvested RSUs will immediately vest in full, and any unvested PSUs will vest, based on actual performance through the date of termination. For purposes of this analysis, the values above assume target performance.

CEO Pay Ratio

The Company has prepared the following information required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, regarding the ratio of the compensation of our CEO to that of the Company’s median associate, using certain permitted methodologies.

The median associate at the Company, not counting the CEO, was determined by: using our total associate population (whether employed on a full-time, part-time, seasonal or temporary basis), which as of February 26, 2023, the Company’s fiscal year end, includes approximately 20,000 associates (of which more than 63% were part-time and more than 91% were hourly), comprised of approximately 18,800 US associates and approximately 1,400 non-US associates; and using payroll records as of February 26, 2023, the Company’s fiscal year end.

The median associate was identified using total cash compensation, which, for this purpose, included base salary, bonus and commissions, per payroll records for the twelve months ended February 26, 2023 and pay for any permanent full-time and part-time associates (whether salaried or hourly) who were not employed for the full fiscal year was annualized.

The individual identified as the median associate is a part-time hourly associate working in a Bed Bath & Beyond store receiving a total annual compensation for fiscal 2022 of $17,333. The identification of the median associate was influenced by the Company having a workforce significantly composed of part-time, hourly store associates.

The compensation of the Company’s CEO for fiscal 2022 as reported in the Summary Compensation Table was $4,781,527. The ratio of the annual total compensation of the Company’s CEO to that of the median associate is estimated to be 276:1. This estimate was calculated in a manner consistent with the applicable SEC rules and guidance, based upon the payroll and employment records of the Company. The rules and guidance applicable to this disclosure permit a variety of methods and a range of reasonable estimates and assumptions to reflect compensation practices. Therefore, the pay ratio reported by other companies in similar industries may well not be comparable to the pay ratio reported above.

In connection with the preparation of the foregoing disclosure, management has provided the People, Culture and Compensation Committee with the analysis of the CEO to median associate pay ratio and accompanying contextual narrative, for its information when setting executive pay decisions.
Director Compensation
1. How We Are Paid

The Director Compensation Table provides compensation information for each member of our Board during fiscal 2022, other than Mr. Tritton, our President and CEO, whose compensation is reflected in the Summary Compensation Table. Mr. Tritton did not receive any director fees for fiscal 2022, since he received compensation in his capacity as an executive of the Company. Ms.

Gove received compensation in her capacity as a director for fiscal 2022 until June 23, 2022, when she commenced employment as President and Chief Executive Officer of the Company.

Annual director fees for fiscal 2022 were $90,000. In addition to annual fees, directors serving on standing committees of the Board were paid as follows: an additional $10,000 for Audit Committee members (or $25,000 for the Chair of the Audit Committee); an additional $7,500 for People, Culture and Compensation Committee members (or $25,000 for the Chair of the People, Culture and Compensation Committee); an additional $5,000 for Nominating and Corporate Governance Committee members (or $16,500 for the Chair of the Nominating and Corporate Governance Committee); and an additional $6,000 for the Strategy Committee members (or $12,000 for the Chair of the Strategy Committee). The independent Chair of the Board also receives an annual retainer in the amount of $200,000 (in addition to the standard annual director fees received by the independent Chair of the Board), with 75% payable in cash and 25% payable in restricted stock on the date of the Annual Meeting of Shareholders (calculated based on the average of the high and low trading prices on such date).

The Company does not pay per meeting fees. Director fees are paid on a quarterly basis. Directors may elect to receive all or 50% of their fees in stock.

In addition to the fees above, each non-executive director serving on the Board as of the Company’s 2022 Annual Meeting of Shareholders received a grant of restricted stock under the Company’s 2012 Incentive Compensation Plan (the “2012 Plan”). In 2022, the Company transitioned to a new director pay cycle so that all non-executive directors will be granted an annual restricted stock award on the date of the Annual Meeting of Shareholders, instead of at fiscal year-end as was done in prior years. In recognition of service for the period from the 2021 Annual Meeting of Shareholders in July 2021 to the 2022 Annual Meeting of Shareholders in July 2022, non-executive directors were eligible to receive a restricted stock award with a grant date value equal to $150,000. However, the actual amount of restricted stock awarded to directors who began serving on the Board prior to July 2021 was increased pro-rata to compensate for the time served between fiscal year-end 2021 (or, if later, the date of appointment to the Board) and the 2022 Annual Meeting of Shareholders in July 2022; provided, that any such directors who were not up for re-election at the 2022 Annual Meeting of Shareholders received the pro-rata increase in cash. The number of shares were calculated using the average of the high and low trading prices of the Company’s common stock on the date of the 2022 Annual Meeting of Shareholders.

In an effort to further align the interests of our Board and the Company, the non-employee members of our Board are required to maintain ownership of Bed Bath & Beyond stock (inclusive of restricted stock) of not less than six times a director’s base annual cash retainer (measured at the close of the fiscal year and subject to later fluctuations in share price). In addition, until a non-employee director has achieved the minimum share ownership, the director is required to hold one hundred percent (100%) of the shares acquired through the vesting of restricted stock received from the Company. As of the end of fiscal 2022, all the Company’s directors owned shares in excess of the applicable guideline or were in compliance with the retention requirement described above.

As described above and more fully below, the following table summarizes the annual compensation for the directors, other than Mr. Tritton and Ms. Gove, during fiscal 2022.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Marjorie Bowen(4)(5)......................................................	94,427	196,000	290,427
Harriet Edelman............................................................	240,000	256,000	496,000
John E. Fleming(5)..........................................................	99,282	—	99,282
Jeffrey A. Kirwan..........................................................	100,618(3)	206,000	306,618
Shelly Lombard(5).........................................................	90,906	196,000	286,906
Benjamin Rosenzweig(4)(5)...........................................	61,121	196,000	265,1210
Virginia P. Ruesterholz(5).............................................	99,847	—	99,847
Joshua E. Schechter.......................................................	121,000	206,000	327,000
Minesh Shah(4)...............................................................	100,913	206,000	306,913
Andrea M. Weiss............................................................	127,590	206,000	333,590
Mary A. Winston(5).......................................................	91,755	—	91,755
Ann Yerger......................................................................	109,671	206,000	315,671

(1) The value of stock awards represents their respective total fair value on the date of grant calculated in accordance with Accounting Standards Codification (“ASC”) Topic No. 718, “Compensation—Stock Compensation” (“ASC 718”), without regard to the estimated forfeiture related to service-based vesting conditions. All assumptions made in the valuations are contained and described in Note 15 to the Company’s financial statements in the Company’s Annual

Report on Form 10-K for fiscal 2022. Stock awards are rounded up to the nearest whole share when converted from dollars to shares. The amounts shown in the table reflect the total fair value on the date of grant and do not necessarily reflect the actual value, if any, that may be realized by the directors.

(2) For all non-executive directors serving on the Board as of the Company’s 2022 Annual Meeting of Shareholders, includes the value of 392,042 restricted shares of common stock of the Company granted under the Company’s 2018 Plan on the date of the Company’s 2022 Annual Meeting of Shareholders and valued under ASC 718 at fair market value on such date ($4.90 per share, the average of the high and low trading prices on July 14, 2022). Such restricted stock vested on the last day of the fiscal year of grant, subject to the applicable director remaining in office until the last day of the fiscal year.
(3) 50% of Mr. Kirwan’s fees for the first, second and third quarters of fiscal 2022 were paid in unrestricted shares of common stock of the Company pursuant to the Bed Bath & Beyond Plan to Pay Directors Fees in Stock, and the number of shares was determined (in accordance with the terms of such plan) based on the fair market value per share on the second business day following the announcement of the Company’s financial results for its fiscal third quarter, which was $4.76 per share, the average of the high and low trading prices on January 12, 2023.

(4) Mr. Shah was appointed to the Board on March 1, 2022. Mmes. Bowen and Lombard and Mr. Rosenzweig were appointed to the Board on March 24, 2022.

(5) Mr. Fleming, Ms. Ruesterholz, and Ms. Winston are no longer serving as directors as of July 14, 2022. Mr. Rozenweig is no longer serving as a Director of December 20, 2022. Ms. Bowen is no longer serving as a director as of February 11, 2023.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of shares of common stock as of April 7, 2023 by (i) each person or group of affiliated persons known by us to beneficially own more than 5% of common stock; (ii) our named executive officers; (iii) each of our directors; and (iv) all of our directors and executive officers as a group. Ownership data with respect to our institutional shareholders is based upon information publicly available as described in the footnotes below.

The following table gives effect to the shares of common stock issuable within 60 days of April 7, 2023 upon the exercise of all awards and other rights beneficially owned by the indicated shareholders on that date. Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under Section 13 of the Exchange Act, and includes voting and investment power with respect to shares. Percentage of beneficial ownership is based on 542,432,598 shares of common stock outstanding at April 7, 2023. Except as otherwise noted below, each person or entity named in the following table has sole voting and investment power with respect to all shares of common stock that he, she or it beneficially owns.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Bed Bath & Beyond Inc., 650 Liberty Avenue, Union, New Jersey 07083.

Name	Position	Number of Shares of Common Stock Beneficially Owned and Percent of Class
Sue E. Gove..................................	President & Chief Executive Officer and Director	115,179(1)	*
Laura Crossen...............................	Senior Vice President of Finance & Chief Accounting Officer	18,371(2)	*
Mara Sirhal....................................	Former Executive Vice President and Brand President of Bed Bath & Beyond	6,770(3)	*
Lynda Markoe..............................	Executive Vice President, Chief People and Culture Officer	16,630(4)	*
Patricia Wu....................................	Executive Vice President and Brand President of buybuy BABY	9,759(5)	*
Mark Tritton..................................	Former Chief Executive Officer	192,455(6)	*
John Hartmann............................	Former Executive Vice President, Chief Operating Officer, and President, buybuy BABY, Inc.	87,480(7)	*

Joseph Hartsig..............................	Executive Vice President, Chief Merchandising Officer and President of Harmon Stores, Inc.	43,740(8)	*
Harriet Edelman...........................	Director	73,789	*
Jeffrey A. Kirwan.........................	Director	85,496	*
Shelly Lombard...........................	Director	40,000	*
Joshua E. Schechter.....................	Director	77,128	*
Minesh Shah.................................	Director	42,041	*
Andrea M. Weiss..........................	Director	69,137	*
Ann Yerger....................................	Director	79,465	*
Carol Flaton..................................	Director	—	*
All Directors and Executive Officers as a Group..................................		652,194	*

* Less than 1% of our outstanding common stock.

(1) The shares reported as being owned by Ms. Gove are owned by her individually.

(2) The shares reported as being owned by Ms. Crossen are owned by her individually.

(3) The shares reported as being owned by Ms. Sirhal are owned by her individually. Ms. Sirhal was appointed Executive Vice President and Brand President of Bed Bath & Beyond on August 31, 2022. Ms. Sirhal joined the Company in January 2021 and previously served as Senior Vice President and General Manager for Harmon, as well as Executive Vice President and Chief Merchandising Officer of Bed Bath & Beyond. Ms. Sirhal resigned from the Company effective as of April 9, 2023. The information provided in the table above is based on the Form 4 filed with the SEC on February 13, 2023.

(4) The shares reported as being owned by Ms. Markoe are owned by her individually.

(5) The shares reported as being owned by Ms. Wu are owned by her individually.

(6) The shares reported as being owned by Mr. Tritton are owned by him individually. Mr. Tritton ceased serving as Chief Executive Officer, effective June 23, 2022. The information provided in the table above is based on the Form 4 filed with the SEC on July 15, 2022.

(7) The shares reported as being owned by Mr. Hartmann are owned by him individually. Mr. Hartmann ceased serving as Executive Vice President, Chief Operating Officer, and President of buybuy BABY, Inc., effective August 31, 2022. The information provided in the table above is based on the Form 4 filed with the SEC on July 15, 2022.

(8) The shares reported as being owned by Mr. Hartsig are owned by him individually. Mr. Hartsig ceased serving as Executive Vice President, Chief Merchandising Officer and President of Harmon Stores, Inc., effective June 28, 2022. The information provided in the table above is based on the Form 4 filed with the SEC on July 15, 2022.

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

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Consolidated Financial Statements of Bed Bath & Beyond Inc. and subsidiaries are incorporated under Item 8 of this Form 10-K.
(a) (2) Financial Statement Schedules
For the Fiscal Years Ended February 25, 2023, February 26, 2022 and February 27, 2021.
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

3.2	Amended and Restated By-Laws of Bed Bath & Beyond Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on February 10, 2023)
3.3	Amended and Restated By-Laws of Bed Bath & Beyond Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on June 19, 2019).
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

4.3	Form of 3.749% senior unsecured notes due 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the Commission on July 17, 2014)
4.4	Form of 4.915% senior unsecured notes due 2034 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed with the Commission on July 17, 2014)
4.5	Form of 5.165% senior unsecured notes due 2044 (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K filed with the Commission on July 17, 2014)
4.6	Form of Warrant to Purchase Common Stock of Bed Bath & Beyond Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 10, 2023).
10.1
Credit Agreement, dated as of June 19, 2020, among Bed Bath & Beyond Inc., certain of the Company’s U.S. and Canadian subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 22, 2020)

10.2
Amended and Restated Credit Agreement, dated as of August 9, 2021, among the Company, certain of the Company’s US and Canadian subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's 8-K filed August 10, 2021)

10.3
Amendment, dated August 31, 2022 to Amended and Restated Credit Agreement, dated as of August 9, 2021, among the Company, certain of the Company’s US and Canadian subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent and Sixth Street Specialty Lending, Inc., as FILO agent and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 18, 2022)

10.4
Second Amendment (including Amended Credit Facility) dated February 8, 2023 to the Amended and Restated Credit Agreement, dated as of August 9, 2021, among Bed Bath & Beyond Inc., certain of Bed Bath & Beyond Inc.’s US and Canadian subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 10, 2023)

10.5
Third Amendment, dated as of March 6, 2023, to the Amended and Restated Credit Agreement, dated as of August 9, 2021, among Bed Bath & Beyond Inc., certain of Bed Bath & Beyond Inc.’s US and Canadian subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Sixth Street Specialty Lending, Inc., as FILO agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 8, 2023)

10.6
Fourth Amendment, dated as of March 30, 2023, to the Amended and Restated Credit Agreement, dated as of August 9, 2021, among Bed Bath & Beyond Inc., certain of Bed Bath & Beyond Inc.’s US and Canadian subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Sixth Street Specialty Lending, Inc., as FILO agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 30, 2023)

10.7
Fifth Amendment, dated as of April 6, 2023, to the Amended and Restated Credit Agreement, dated as of August 9, 2021, among Bed Bath & Beyond Inc., certain of Bed Bath & Beyond Inc.’s US and Canadian subsidiaries party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Sixth Street Specialty Lending, Inc., as FILO agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2023)

10.8
Common Stock Purchase Agreement, dated March 30, 2023, by and between Bed Bath & Beyond Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 30, 2023)

10.9
Registration Rights Agreement, dated March 30, 2023, by and between Bed Bath & Beyond Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Bed Bath & Beyond Inc. on March 30, 2023)

10.1
Sales Agreement, dated March 30, 2023, by and between Bed Bath & Beyond Inc. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Bed Bath & Beyond Inc. on March 30, 2023)

10.11
Exchange Agreement, dated March 30, 2023, by and between Bed Bath & Beyond Inc. and HBC Investments LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Bed Bath & Beyond Inc. on March 30, 2023)

10.12*	Employment Agreement between the Company and Laura Crossen (dated as of September 5, 2022) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on January 26, 2023)
10.13*	Employment Agreement between the Company and Sue Gove (dated as of November 11, 2022) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on January 26, 2023)
10.14*	Restricted Stock Unit Agreement between the Company and Sue Gove (dated June 29, 2022) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on September 30, 2022)
10.15*
Separation Agreement and General Release between the Company and Mark J. Tritton (dated as of June 27, 2022) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on September 30, 2022)

10.16*
Separation Agreement and General Release between the Company and John Hartmann (dated as of August 31, 2022) (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on September 30, 2022)

10.17*
Separation Agreement and General Release between the Company and Joseph G. Hartsig (dated as of August 31, 2022) (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on September 30, 2022)

10.18*	Company’s 2004 Incentive Compensation Plan (incorporated by reference to Exhibit B to the Registrant’s Proxy Statement dated May 28, 2004
10.19*
Amended and Restated Employment Agreement between the Company and Warren Eisenberg, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 29, 2008)

10.20*
Amended and Restated Employment Agreement between the Company and Leonard Feinstein, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 29, 2008)

10.21*	Bed Bath & Beyond Inc. Policy on Recovery of Incentive Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 30, 2009)

10.22*
Amendment dated as of August 13, 2010 to Amended and Restated Employment Agreement between the Company and Warren Eisenberg, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 28, 2010)

10.23*
Amendment dated as of August 13, 2010 to Amended and Restated Employment Agreement between the Company and Leonard Feinstein, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 28, 2010)

10.24*	Bed Bath & Beyond Inc. 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on June 26, 2012)
10.25*	Performance-Based Form of Restricted Stock Agreement under 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K for the year ended March 1, 2013)
10.26*	Notice of Amendment to Restricted Stock Agreements, dated on or before June 11, 2012 (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended March 1, 2013)
10.27*
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

10.29*	Form of Standard Performance Unit Agreement under 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 9, 2014)
10.30*
Form of Performance Stock Unit Agreement under 2012 Incentive Compensation Plan (effective 2016) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Commission on July 6, 2016)

10.31*	Letter agreement dated February 7, 2017 between the Company and Warren Eisenberg (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on February 9, 2017)
10.32*	Letter agreement dated February 7, 2017 between the Company and Leonard Feinstein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on February 9, 2017)
10.33*
Form of Standard Performance Stock Unit Agreement under 2012 Incentive Compensation Plan (effective 2017) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on June 30, 2017)

10.34*	Employment Agreement between the Company and Robyn M. D'Elia (dated as of June 4, 2018) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on June 5, 2018)
10.35*	Bed Bath & Beyond Inc. 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on June 29, 2018)
10.36*
Form of Standard Performance Stock Unit Agreement under 2018 or 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on June 19, 2019)

10.37*
Employment Agreement between the Company and Mark J. Tritton (dated as of October 6, 2019) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 10, 2019)

10.38*
Sign-On Restricted Stock Unit Agreement between the Company and Mark J. Tritton (dated as of November 4, 2019) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on January 9, 2020))

10.39*
Make-Whole Restricted Stock Unit Agreement between the Company and Mark J. Tritton (dated as of November 4, 2019) (incorporated by reference to Exhibit 10.3 filed with the Commission on January 9, 2020)

10.40*
Make-Whole Performance Stock Unit Agreement between the Company and Mark J. Tritton (dated as of November 4, 2019) (incorporate by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Commission on January 9, 2020)

10.41*	Cooperation and Support Agreement (dated as of May 28, 2019) (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed with the Commission on June 3, 2019)
10.42*	Employment Agreement between the Company and John Hartmann (dated April 1, 2020) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on April 21, 2020)

10.43*	Employment Agreement between the Company and Gustavo Arnal (dated April 24, 2020) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on April 30, 2020)
10.44*	Employment Agreement between the Company and Cindy Davis (dated April 30, 2020) (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 filed with the Commission on May 26, 2020)
10.45*	Make-Whole Restricted Stock Unit Agreement between the Company and John Hartmann (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed with the SEC on July 8, 2020)
10.46*	Sign-On Restricted Stock Unit Agreement between the Company and Gustavo Arnal (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed with the SEC on July 8, 2020)
10.47*
Master Confirmation between JPMorgan Chase Bank, National Association and Bed Bath & Beyond Inc., dated October 28, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on October 28, 2020)

10.48*	Employment Agreement between the Company and Joe Hartsig, dated February 26, 2020 (incorporated by reference to Exhibit 10.41 to the Company's Form 10-K filed with the SEC on April 22, 2021)
10.49*
Make-Whole Restricted Stock Unit Agreement between the Company and Joe Hartsig, dated March 4, 2020 (incorporated by reference to Exhibit 10.42 to the Company's Form 10-K filed with the SEC on April 22, 2021)

10.50*	Bed Bath & Beyond Inc. Compensation Recoupment Policy, dated as of January 2021 (incorporated by reference to Exhibit 10.43 to the Company's Form 10-K filed with the SEC on April 22, 2021)
10.51*
Sign-On Restricted Stock Unit Agreement between the Company and Cindy Davis, dated May 26, 2020 (incorporated by reference to Exhibit 10.44 to the Company's Form 10-K filed with the SEC on April 22, 2021)

10.52*	Form of Performance Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's 8-K filed on May 14, 2021)
10.53*	Form of Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's 8-K filed on May 14, 2021)
10.54*
Separation and General Release Agreement Between the Company and Cindy Davis (Dated as of August 30, 2021) (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed September 30, 2021)

10.55*	Bed Bath & Beyond Inc. Executive Change in Control Severance Plan, dated as of April 20, 2022 (incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K filed on April 21, 2022)
10.56*	Employment Agreement between the Company and Rafeh Masood, dated April 22, 2020 (incorporated by reference to Exhibit 10.50 to the Company’s Form 10-K filed on April 21, 2022)
10.57*	Amended Employment Agreement between the Company and Rafeh Masood, dated November 2, 2021 (incorporated by reference to Exhibit 10.51 to the Company’s Form 10-K filed on April 21, 2022)
10.58*
Cooperation Agreement, by and among Bed Bath & Beyond Inc., RC Ventures LLC and Ryan Cohen, dated as of March 24, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on March 25, 2022)

10.59*	Bed Bath & Beyond Amended and Restated Short-Term Incentive Plan, dated April 13, 2022 (incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K filed on April 21, 2022)
10.6
DIP Credit Agreement, by and among Bed Bath & Beyond and certain of its subsidiaries, the lenders party thereto and Sixth Specialty Lending, Inc., dated as of April 24, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed with the SEC on April 24, 2023

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
By: /s/ Sue E. Gove
Sue E. Gove
Chief Executive Officer
June 13, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Sue E. Gove	President and Chief Executive Officer	June 13, 2023
Sue E. Gove	and Director

/s/Laura Crossen	Senior Vice President of Finance & Chief Accounting Officer	June 13, 2023
Laura Crossen	(Principal Financial Officer)

/s/ Harriet Edelman	Director	June 13, 2023
Harriet Edelman

/s/ Carol Flaton	Director	June 2, 2023
Carol Flaton

/s/ Jeffrey A. Kirwan	Director	June 13, 2023
Jeffrey A. Kirwan

/s/ Shelly Lombard	Director	June 13, 2023
Shelly Lombard

/s/ Joshua E. Schechter	Director	June 13, 2023
Joshua E. Schechter

/s/ Minesh Shah	Director	June 13, 2023
Minesh Shah

/s/ Andrea Weiss	Director	June 13, 2023
Andrea Weiss

/s/ Ann Yerger	Director	June 13, 2023
Ann Yerger

Bed Bath & Beyond Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
Fiscal Years Ended February 25, 2023, February 26, 2022, and February 27, 2021
(amounts in millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Income	Adjustments and/or Deductions	Balance at End of Period
Sales Returns and Allowance

Year Ended:
February 25, 2023	$22.2	$101.0	$(116.2)	$7.0
February 26, 2022	36.2	227.1	(241.1)	22.2
February 27, 2021	71.6	259.8	(295.2)	36.2